Form 10-Q
period 1996-03-31
ESCO ELECTRONICS CORP
filed 1996-05-09
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

                                     Washington, D.C. 20549

                                            Form 10-Q


(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996

                                               or

(  )   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from________to________

                                 Commission file number 1-10596


                                  ESCO ELECTRONICS CORPORATION

                     (Exact name of registrant as specified in its charter)


       Missouri                                   43-1554045
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

8888 Ladue Road, Suite 200                        63124-2090
St. Louis, Missouri                               (Zip Code)
(Address of principal executive offices)



      Registrant's telephone number, including area code:  (314) 213-7200


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of common stock trust receipts outstanding at April 30, 1996:
11,265,238 receipts.
                                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                          ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                         Condensed Consolidated Statements of Operations
                                           (Unaudited)
                        (Dollars in thousands, except per share amounts)


                                                                        Three Months Ended
                                                                              March 31,
                                                                     1996               1995

Net sales                                                         $ 117,444            109,797
Costs and expenses:
  Cost of sales                                                      92,336             84,145
  Selling, general and administrative expenses                       18,577             20,031
  Interest expense                                                    1,425              1,281
  Other, net                                                            857              2,276
  Nonrecurring charges                                                                  17,362
       Total costs and expenses                                     113,195            125,095
Earnings (loss) before income taxes                                   4,249           (15,298)
Income tax expense (benefit)                                          1,835              (250)
Net earnings (loss)                                              $    2,414           (15,048)

Earnings (loss) per share, primary and fully diluted           $        .20             (1.37)

See accompanying notes to condensed consolidated financial statements.

                          ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                         Condensed Consolidated Statements of Operations
                                           (Unaudited)
                        (Dollars in thousands, except per share amounts)


                                                                        Six Months Ended
                                                                              March 31,
                                                                     1996               1995

Net sales                                                         $ 230,054            207,988
Costs and expenses:
  Cost of sales                                                     181,526            159,387
  Selling, general and administrative expenses                       35,468             37,212
  Interest expense                                                    2,814              2,385
  Other, net                                                          2,613              4,673
  Nonrecurring charges                                                                  28,276
       Total costs and expenses                                     222,421            231,933
Earnings (loss) before income taxes                                   7,633           (23,945)
Income tax expense                                                    3,297                155
Net earnings (loss)                                              $    4,336           (24,100)

Earnings (loss) per share, primary and fully diluted           $        .37             (2.20)

See accompanying notes to condensed consolidated financial statements.

                                  ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                                      Condensed Consolidated Balance Sheets
                                             (Dollars in thousands)

                                                                          March 31,   September 30,
                                                                           1996             1995
Assets                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                             $     3,116              320
  Accounts receivable, less allowance for doubtful
     accounts of $299 and $242, respectively                                 44,502           48,224
  Costs and estimated earnings on long-term contracts, less
     progress billings of $85,416 and $72,194 respectively                   64,625           51,923
  Inventories                                                               105,182          107,421
  Other current assets                                                        4,092            3,975
          Total current assets                                              221,517          211,863
Property, plant and equipment, at cost                                      120,176          116,226
Less accumulated depreciation and amortization                               30,653           24,747
          Net property, plant and equipment                                  89,523           91,479
Excess of cost over net assets of purchased businesses, less
  accumulated amortization of $1,324 and $1,051 respectively                 20,217           20,490
Other assets                                                                 53,686           54,169
                                                                          $ 384,943          378,001
Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings and current maturities of long-term debt         $   53,500           39,000
  Accounts payable                                                           35,196           42,327
  Advance payments on long-term contracts, less costs incurred
     of $20,072 and $2,816, respectively                                     16,752           19,617
  Accrued expenses and other current liabilities                             35,151           39,510
          Total current liabilities                                         140,599          140,454
Other liabilities                                                            31,657           31,840
Long-term debt                                                               22,415           23,452
          Total liabilities                                                 194,671          195,746
Commitments and contingencies
Shareholders' equity:
  Preferred stock, par value $.01 per share, authorized 10,000,000 shares
  Common stock, par value $.01 per share, authorized 50,000,000
     shares; issued 11,786,834 and 11,574,420 shares, respectively              118              116
  Additional paid-in capital                                                214,110          210,205
  Retained earnings (deficit) since elimination of deficit of $60,798 at
     September 30, 1993                                                    (17,616)         (21,952)
  Cumulative foreign currency translation adjustment                             51              292
  Minimum pension liability                                                 (1,998)          (1,998)
                                                                            194,665          186,663
  Less treasury stock, at cost; 568,372 and 570,472 common shares,
     respectively                                                           (4,393)          (4,408)
          Total shareholders' equity                                        190,272          182,255
                                                                          $ 384,943          378,001

See accompanying notes to condensed consolidated financial statements.

                           ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                          Condensed Consolidated Statements of Cash Flows
                                              (Unaudited)
                                        (Dollars in thousands)

                                                                                               Six Months Ended
                                                                                                     March 31,

                                                                                   1996                  1995
Cash flows from operating activities:
  Net earnings (loss)                                                        $     4,336              (24,100)
  Adjustments to reconcile net earnings (loss) to net cash
     used by operating activities:
        Depreciation and amortization                                              7,093                 6,951
        Changes in operating working capital                                    (21,213)              (12,332)
        Write-off of prepaid assets                                                                     19,555
        Other                                                                      3,284               (3,746)
          Net cash used by operating activities                                  (6,500)              (13,672)
Cash flows from investing activities:
  Capital expenditures                                                           (4,510)               (5,275)
  Acquisition of business, less cash acquired                                                          (1,596)
          Net cash used by investing activities                                  (4,510)               (6,871)
Cash flows from financing activities:
  Net increase in short-term borrowings                                           14,500                20,000
  Proceeds from long-term debt                                                                           1,490
  Principal payments on long-term debt                                           (1,037)               (1,029)
  Other                                                                              343                   500
          Net cash provided by financing activities                               13,806                20,961

Net increase in cash and cash equivalents                                          2,796                   418
Cash and cash equivalents at beginning of period                                     320                 2,656
Cash and cash equivalents at end of period                                   $     3,116                 3,074

See accompanying notes to condensed consolidated financial statements.

                        ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                     Notes to Condensed Consolidated Financial Statements
                                            (Unaudited)



1.  Basis of Presentation

    The accompanying condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Certain prior year amounts have been reclassified to conform with the fiscal 1996 presentation. The fiscal year 1995 second quarter and six month periods ended March 31, 1995 have been restated, as previously disclosed.

    The results for the three and six month periods ended March 31, 1996 are not necessarily indicative of the results for the entire 1996 fiscal year.


2.  Earnings (Loss) Per Share

    Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common share options and performance shares by using the treasury stock method. Loss per share is based on the weighted average number of common shares outstanding. For the three month period ended March 31, 1996, primary and fully diluted earnings per share are computed using 11,810,203 and 11,950,667 common shares and common share equivalents outstanding, respectively. For the six month period ended March 31, 1996, primary and fully diluted earnings per share are computed using 11,579,474 and 11,824,245 common shares and common share equivalents outstanding, respectively. For the quarter and six month periods ended March 31, 1995, loss per share is computed using 10,961,536 and 10,965,395 common shares outstanding, respectively.


3.  Inventories

    Inventories consist of the following (dollars in thousands):

                                                                      March 31,           September 30,
                                                                      1996               1995

       Finished Goods                                               $   5,205               4,442
       Work in process on long-term contracts                          85,553              92,559
       Raw materials                                                   14,424              10,420
            Total inventories                                       $ 105,182             107,421

    Under the contractual arrangements by which progress payments are received, the U.S. Government has a security interest in the inventories associated with specific contracts. Inventories are net of progress payment receipts of $13,197,000 and $8,519,000 at March 31, 1996 and September 30, 1995, respectively.
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations - Three months ended March 31, 1996 compared with three months ended March 31, 1995.


Net sales of $117.4 million for the second quarter of fiscal 1996 increased $7.6 million (6.9%) from net sales of $109.8 million for the second quarter of fiscal 1995. The increase was primarily due to increased volume of commercial sales at Systems & Electronics Inc. (SEI) and PTI. Defense sales were $84.7 million and commercial sales were $32.7 million for the second quarter of fiscal 1996, compared with defense and commercial sales of $90.5 million and $19.3 million, respectively, in the second quarter of fiscal 1995. The increase in commercial sales in the second quarter of fiscal 1996 reflects additional sales of material handling equipment at SEI and filtration products at PTI.

The backlog of firm orders at March 31, 1996 was $500.6 million, compared with $530.9 million at September 30, 1995. During the second quarter of fiscal 1996 new orders aggregating $91.1 million were received, compared with $66.9 million in the second quarter of fiscal 1995. The most significant orders in the current period were for tank transporters, aircraft cargo loaders, and airborne radar equipment.

The gross profit percentage was 21.4% in the second quarter of fiscal 1996 and 23.4% in the second quarter of fiscal 1995. The fiscal 1996 second quarter gross margin percentage decreased from the comparable period of fiscal 1995 due to changes in sales mix in both the defense and commercial segments.

Selling, general and administrative expenses for the second quarter of fiscal 1996 were $18.6 million, or 15.8% of net sales, compared with $20 million, or 18.2% of net sales, for the same period a year ago. The fiscal 1996 second quarter decrease in both spending and as a percentage of sales is a result of successful cost containment programs throughout the Company.

Interest expense increased to $1.4 million from $1.3 million as a result of additional short-term borrowings and higher interest rates in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995.

Other costs and expenses, net, were $.9 million in the second quarter of fiscal 1996 compared to $2.3 million in the same period of fiscal 1995. The decrease in fiscal 1996 reflects the absence of amortization of a contract guarantee fee previously paid to Emerson Electric Co. (Emerson).

Nonrecurring charges of $17.4 million incurred during the second quarter of fiscal 1995 were related to the facilities consolidation program and the change in accounting estimates for certain prepaid assets implemented in fiscal 1995.

The effective income tax rate in the second quarter of fiscal 1996 was 43.2%. Consistent with the policy implemented during fiscal 1995, the Company decreased its deferred tax valuation allowance by $.1 million during the quarter ended March 31, 1996. The impact of the Federal tax provision and the reduction in deferred tax valuation allowance were accounted for as credits to additional paid-in capital.

The effective tax rate for the three month period ended March 31, 1995 reflects foreign, state and local taxes and a $.3 million benefit for deferred tax assets originating subsequent to the accounting readjustment in fiscal 1993. The Company decreased its net deferred tax valuation allowance by $9.1 million during this period, of which $8.8 million was credited directly to additional paid-in capital.

Results of Operations - Six months ended March 31, 1996 compared with six months ended March 31, 1995.

Net sales for the first six months of fiscal 1996 were $230.1 million compared with net sales of $208 million for the first six months of fiscal 1995. The increase was primarily due to increased sales volume at SEI, PTI and Hazeltine. Defense sales were $167.7 million and commercial sales were $62.3 million for the first six months of fiscal 1996 compared with defense and commercial sales of $168.2 million and $39.8 million, respectively, in the first six months of fiscal 1995. The increase in commercial sales in fiscal 1996 was the result of additional sales of material handling equipment at SEI and filtration products at PTI.

The backlog of firm orders at March 31, 1996 was $500.6 million, compared with $530.9 million at September 30, 1995. During the first six months of fiscal 1996, orders aggregating $199.7 million were received, the most significant of which were for aircraft cargo loaders, airborne electronic identification systems, commercial filtration products and tank transporters. This compares to $179.5 million of orders received in the first six months of fiscal 1995.

The gross profit percentage was 21.1% in the first six months of fiscal 1996 compared to 23.4% in the first six months of fiscal 1995. The decrease in gross profit percentage is attributable to changes in sales mix in both the defense and commercial segments.

Selling, general and administrative expenses for the first six months of fiscal 1996 were $35.5 million, or 15.4% of net sales, compared with $37.2 million or 17.9% of net sales, for the same period a year ago.
The fiscal 1996 decrease in both spending and as a percentage of sales is a result of successful cost containment programs throughout the Company.

Interest expense increased to $2.8 million from $2.4 million as a result of additional short-term borrowings and higher interest rates in fiscal 1996 as compared to fiscal 1995.

Other costs and expenses were $2.6 million in the first six months of fiscal 1996 as compared to $4.7 million in the first six months of fiscal 1995. The decrease reflects the absence of amortization of a contract guarantee fee previously paid to Emerson.

Nonrecurring charges of $28.3 million incurred during the first six months of fiscal 1995 were related to the facilities consolidation program and the change in accounting estimates for certain prepaid assets implemented in fiscal 1995.

The effective income tax rate for the six month period ended March 31, 1996 was 43.2%. The effective income tax rate for the six month period ended March 31, 1995 was (.6%), which reflects foreign, state and local taxes, and a $.3 million benefit recognized in the second quarter. The tax provision for both six month periods presented was impacted by the Corporate Readjustment implemented in fiscal 1993.

Financial Condition

Working capital increased to $80.9 million at March 31, 1996 from $71.4 million at September 30, 1995. During the first six months of fiscal 1996, accounts receivable decreased by $3.7 million as a result of cash collections, and costs and estimated earnings on long-term contracts and inventories increased in the aggregate by $10.5 million primarily to satisfy near-term production and delivery requirements. Accounts payable and accrued expenses were reduced by $11.5 million during the first six months of fiscal 1996 through payments necessary to satisfy outstanding commitments at September 30, 1995.

Net cash used by operating activities was $6.5 million in the first six months of fiscal 1996 and $13.7 million in the same period of fiscal 1995, primarily due to the changes in operating working capital mentioned above.

Capital expenditures were $4.5 million in the first six months of fiscal 1996 compared with $5.3 million in the first six months of fiscal 1995. Major expenditures in the current period include capitalized facility costs at SEI and Rantec and production test equipment at Hazeltine.

                                         PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          The annual Meeting of the Company's shareholders was held on Tuesday, February 13, 1996. Voted on at the meeting was the election of two directors. The voting for directors was as follows:

                                                   FOR             WITHHELD
          J. J. Adorjan                       8,115,876             32,543
          W. S. Antle III                     8,107,849             40,570

Item 5.   Other Information

          On January 31, 1996, the Company announced that it is assessing the possible sale of Hazeltine Corporation and has retained
          J. P. Morgan as its financial advisor in this effort.

          The Company has identified a cost issue relating to the 60K aircraft loader program at Systems & Electronics Inc. The Company is currently conducting an in-depth review of the 60K loader program to determine the nature and magnitude of this issue and its likely financial impact on the Company.

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits - None

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.


                                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ESCO ELECTRONICS CORPORATION

                                      /s/Philip M. Ford
                                      Philip M. Ford
                                      Senior Vice President and
                                      Chief Financial Officer

                                      (as duly authorized officer
                                       and principal financial officer
                                       of the registrant)

Dated: May 9, 1996