Form 10-Q
period 1996-06-30
ESCO ELECTRONICS CORP
filed 1996-08-14
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                        Form 10-Q


(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996

                                           or

(  )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the transition period from    to

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of common stock trust receipts outstanding at July 31, 1996:
11,400,537 receipts.



                          PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                   ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Operations
                                    (Unaudited)
                 (Dollars in thousands, except per share amounts)


                                                                             Three Months Ended
                                                                                   June 30,
                                                                           1996                 1995

Net sales                                                               $ 109,103              107,939
Costs and expenses:
  Cost of sales                                                           107,597               83,890
  Selling, general and administrative expenses                             17,443               18,679
  Interest expense                                                          1,455                1,560
  Other, net                                                                2,115                2,767
  Nonrecurring charges                                                     25,300                1,968
        Total costs and expenses                                          153,910              108,864
Loss before income taxes                                                 (44,807)                (925)
Income tax expense (benefit)                                             (25,396)                  308
Net loss                                                               $ (19,411)              (1,233)

Loss per share                                                         $   (1.72)                (.11)

See accompanying notes to condensed consolidated financial statements.



                              ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                             Condensed Consolidated Statements of Operations
                                               (Unaudited)
                            (Dollars in thousands, except per share amounts)


                                                                             Nine Months Ended
                                                                                   June 30,
                                                                           1996                 1995

Net sales                                                               $ 339,157              315,927
Costs and expenses:
  Cost of sales                                                           289,123              243,277
  Selling, general and administrative expenses                             52,911               55,891
  Interest expense                                                          4,269                3,945
  Other, net                                                                4,728                7,440
  Nonrecurring charges                                                     25,300               30,244
        Total costs and expenses                                          376,331              340,797
Loss before income taxes                                                 (37,174)             (24,870)
Income tax expense (benefit)                                             (22,099)                  463
Net loss                                                               $ (15,075)             (25,333)

Loss per share                                                       $     (1.35)               (2.31)

See accompanying notes to condensed consolidated financial statements.



                             ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                                 Condensed Consolidated Balance Sheets
                                          (Dollars in thousands)

                                                                               June 30,     September 30,
                                                                                1996            1995
Assets                                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                                                     $   1,526           320
  Accounts receivable, less allowance for doubtful
     accounts of $339 and $242, respectively                                       44,233        48,224
  Costs and estimated earnings on long-term contracts, less
     progress billings of $102,378 and $72,194 respectively                        59,046        51,923
  Inventories                                                                      80,620       107,421
  Other current assets                                                              4,605         3,975
           Total current assets                                                   190,030       211,863
Property, plant and equipment, at cost                                            121,690       116,226
Less accumulated depreciation and amortization                                     33,781        24,747
           Net property, plant and equipment                                       87,909        91,479
Excess of cost over net assets of purchased businesses, less
  accumulated amortization of $1,460 and $1,051 respectively                       20,081        20,490
Deferred tax assets, net                                                           63,685        25,637
Other assets                                                                       20,856        28,532
                                                                                 $382,561       378,001
Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings and current maturities of long-term debt                 $ 56,000        39,000
  Accounts payable                                                                 44,141        42,327
  Advance payments on long-term contracts, less costs incurred
     of $9,960 and $2,816, respectively                                             9,419        19,617
  Accrued expenses and other current liabilities                                   36,250        39,510
           Total current liabilities                                              145,810       140,454
Other liabilities                                                                  31,516        31,840
Long-term debt                                                                     21,897        23,452
           Total liabilities                                                      199,223       195,746
Commitments and contingencies
Shareholders' equity:
  Preferred stock, par value $.01 per share, authorized 10,000,000 shares
  Common stock, par value $.01 per share, authorized 50,000,000
     shares; issued 11,912,764 and 11,574,420 shares, respectively                    119           116
  Additional paid-in capital                                                      226,514       210,205
  Retained earnings (deficit) since elimination of deficit of $60,798 at
     September 30, 1993                                                          (37,027)       (21,952)
  Cumulative foreign currency translation adjustment                                  117           292
  Minimum pension liability                                                       (1,998)        (1,998)
                                                                                  187,725       186,663
  Less treasury stock, at cost; 567,497 and 570,472 common shares,
     respectively                                                                 (4,387)        (4,408)
           Total shareholders' equity                                             183,338       182,255
                                                                                 $382,561       378,001

See accompanying notes to condensed consolidated financial statements.



                             ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                            Condensed Consolidated Statements of Cash Flows
                                               (Unaudited)
                                         (Dollars in thousands)

                                                                                             Nine Months Ended
                                                                                                   June 30,

                                                                                          1996            1995
Cash flows from operating activities:
  Net loss                                                                            $(15,075)         (25,333)
  Adjustments to reconcile net loss to net cash
     used by operating activities:
        Depreciation and amortization                                                    10,809          10,516
        Changes in operating working capital                                            (7,907)         (20,272)
        Write-off of certain assets                                                      25,300          19,744
        Effect of tax valuation allowance on tax provision                              (9,996)
        Other                                                                          (11,870)          (5,549)
           Net cash used by operating activities                                        (8,739)         (20,894)
Cash flows from investing activities:
  Capital expenditures                                                                  (6,468)          (7,306)
  Acquisition of business, less cash acquired                                                            (1,596)
           Net cash used by investing activities                                        (6,468)          (8,902)
Cash flows from financing activities:
  Net increase in short-term borrowings                                                  17,000          30,000
  Proceeds from long-term debt                                                                            1,490
  Principal payments on long-term debt                                                  (1,555)          (1,562)
  Other                                                                                     968             490
           Net cash provided by financing activities                                     16,413          30,418

Net increase in cash and cash equivalents                                                 1,206             622
Cash and cash equivalents at beginning of period                                            320           2,656
Cash and cash equivalents at end of period                                           $    1,526           3,278

See accompanying notes to condensed consolidated financial statements.



                      ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                  Notes to Condensed Consolidated Financial Statements
                                      (Unaudited)

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Certain prior year amounts have been reclassified to conform with the fiscal 1996 presentation. The fiscal year 1995 third quarter and nine month periods ended June 30, 1995 have been restated, as previously disclosed.

     The results for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results for the entire 1996 fiscal year.


2.   Loss Per Share

     Loss per share is based on the weighted average number of common shares outstanding. For the three month and nine month periods ended June 30, 1996, loss per share is computed using 11,281,395 and 11,170,129 common shares outstanding, respectively. For the quarter and nine month periods ended June 30, 1995, loss per share is computed using 10,981,629 and 10,964,975 common shares outstanding, respectively.


3.   Inventories

     Inventories consist of the following (dollars in thousands):

                                                                            June 30,    September 30,
                                                                            1996            1995

        Finished Goods                                                     $  4,949          4,442
        Work in process on long-term contracts                               60,214         92,559
        Raw materials                                                        15,457         10,420
             Total inventories                                             $ 80,620        107,421

     Under the contractual arrangements by which progress payments are received, the U.S. Government has a security interest in the inventories associated with specific contracts. Inventories are net of progress payment receipts of $19,051,000 and $8,519,000 at June 30, 1996 and September 30, 1995, respectively.



                  ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.   Subsequent Event

     On July 22, 1996, the Company completed the sale of its Hazeltine subsidiary to GEC-Marconi Electronic Systems Corporation (GEC). The Company sold 100% of the common stock of Hazeltine for $110 million in cash and during July, repaid all outstanding short-term borrowings, the $8 million subordinated term loan, and paid down the bank term loan from $18.5 million to $13 million. Refer to the Company's Current Report filed on Form 8-K dated August 5, 1996.

     The key financial statement accounts of Hazeltine which are included in the unaudited condensed consolidated balance sheet at June 30, 1996 are as follows:

                                                                           June 30,
                                                                             1996
     Assets
     Accounts receivables, net                                              $ 8,842
     Costs and estimated earnings on long-term contracts                     15,931
     Inventories                                                             21,418
     Property, plant & equipment                                             32,774
     Other (current and noncurrent)                                           4,147
                                                                            $83,112
     Liabilities and Shareholders' Equity
     Current liabilities                                                    $26,040
     Other liabilities                                                        1,081
     Long-term debt                                                           1,396
     Shareholders' equity                                                    54,595
                                                                            $83,112

     The estimated gain on the sale of Hazeltine may change upon final determination and settlement of post-closing adjustments.

     Included in the nine month unaudited condensed consolidated statements of operations are the operating results of Hazeltine as follows:

                                                                           Nine Months Ended
                                                                              June 30,

                                                                           1996         1995

   Net sales                                                             $86,301       80,078
   Cost of sales                                                          69,047       67,928
   Selling, general and administrative expenses                           11,485       10,427
   Other costs and expenses, net                                             917        1,236
   Earnings before income taxes                                          $ 4,852          487

Included in the consolidated backlog of firm orders at June 30, 1996 is approximately $223.3 million related to Hazeltine.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations - Three months ended June 30, 1996 compared with three months ended June 30, 1995.

Net sales of $109.1 million for the third quarter of fiscal 1996 increased $1.2 million (1.1%) from net sales of $107.9 million for the third quarter of fiscal 1995. The increase was primarily due to increased volume at Hazeltine and PTI. Defense sales were $70.2 million and commercial sales were $38.9 million for the third quarter of fiscal 1996, compared with defense and commercial sales of $81.9 million and $26.0 million, respectively, in the third quarter of fiscal 1995. The increase in commercial sales in the third quarter of fiscal 1996 reflects additional sales of material handling equipment at SEI, Radio Frequency (RF) test equipment at EMC Test Systems and filtration products at PTI.

The backlog of firm orders at June 30, 1996 was $473.5 million, compared with $500.6 million at March 31, 1996. During the third quarter of fiscal 1996 new orders aggregating $82 million were received, compared with $72.4 million in the third quarter of fiscal 1995. The most significant orders in the current period were for material handling equipment, commercial filtration products, and tank transporters.

The fiscal 1996 third quarter gross profit decreased from the comparable period of fiscal 1995 primarily due to a $23 million adjustment of the estimate of the costs to complete the 60K Loader program at SEI. The fiscal 1996 third quarter gross margin, excluding the 60K Loader adjustment, decreased from the comparable period of fiscal 1995 due to changes in sales mix in both the defense and commercial segments.

Selling, general and administrative expenses for the third quarter of fiscal 1996 were $17.4 million, or 16% of net sales, compared with $18.7 million, or 17.3% of net sales, for the same period a year ago. The fiscal 1996 third quarter decrease in both spending and as a percentage of sales is a result of successful cost containment programs throughout the Company.

Interest expense was consistent in both periods presented.

Other costs and expenses, net, were $2.1 million in the third quarter of fiscal 1996 compared to $2.8 million in the same period of fiscal 1995. The decrease in fiscal 1996 reflects the absence of amortization of a contract guarantee fee previously paid to Emerson Electric Co. (Emerson).

Nonrecurring charges of $25.3 million in the third quarter of fiscal 1996 represent non-cash charges to reflect recent events which impacted the value of certain assets on the Company's balance sheet. The items affected include certain assets which management has determined are obsolete, costs incurred in anticipation of certain defense contract awards which the Company no longer expects to receive, and the downward adjustment in the Company's estimate of recoveries by the Company in a contract dispute. Nonrecurring charges of $2 million incurred during the third quarter of fiscal 1995 were related to the 1995 facilities consolidation program.

Based on the Company's historical pretax income and losses, adjusted for significant nonrecurring items such as the facilities consolidation program, the change in accounting estimates and other nonrecurring costs, together with management's projection of future taxable income, management believes it is more likely than not that the Company will realize the benefits of the net deferred tax asset existing at June 30, 1996. In order to fully realize the net deferred tax asset existing at June 30, 1996, the Company will need to generate future taxable income of approximately $180 million, a significant portion of which is required to be realized prior to the expiration of the net operating loss (NOL) carryforwards, which will begin to expire in 2006.

The Company had previously reduced its deferred tax valuation allowance systematically by utilizing projected taxable income over a specified future period of time. Management currently believes, considering the aforementioned items, the Company will generate sufficient taxable income to absorb all net operating loss carryforwards and deductible temporary differences prior to expiration of the NOLs, and accordingly, in the third quarter reduced its deferred tax valuation allowance by $21.6 million. The remaining deferred tax valuation allowance of approximately $3.5 million, represents management's best estimate of the portion of the deferred tax asset that may not be realized. Due to the 1993 Corporate Readjustment, $11.6 million of this reduction was credited directly to additional paid-in capital. The remaining $10 million was credited directly to the tax provision. There can be no assurance, however, that the Company will generate sufficient taxable income or a specific level of continuing taxable income in order to fully utilize the deferred tax assets in the future.

The provision for taxes for this period also reflects foreign, state and local taxes.

The tax expense for the three months ended June 30, 1995 reflects foreign, state and local taxes.

Results of Operations - Nine months ended June 30, 1996 compared with nine months ended June 30, 1995.
Net sales for the first nine months of fiscal 1996 were $339.2 million compared with net sales of $315.9 million for the first nine months of fiscal 1995. The increase was primarily due to increased sales volume at SEI, Hazeltine and PTI. Defense sales were $238 million and commercial sales were $101.2 million for the first nine months of fiscal 1996 compared with defense and commercial sales of $250.1 million and $65.8 million, respectively, in the first nine months of fiscal 1995. The increase in commercial sales in fiscal 1996 was the result of additional sales of material handling equipment at SEI, Radio Frequency
(RF) test equipment at EMC Test Systems and filtration products at PTI.

The backlog of firm orders at June 30, 1996 was $473.5 million, compared with $530.9 million at September 30, 1995. During the first nine months of fiscal 1996, orders aggregating $281.8 million were received, the most significant of which were for aircraft cargo loaders, commercial filtration products, airborne electronic identification systems and tank tansporters. This compares to $251.9 million of orders received in the first nine months of fiscal 1995.

The gross profit percentage was 14.8% in the first nine months of fiscal 1996 compared to 23% in the first nine months of fiscal 1995.
The decrease in gross profit percentage is primarily attributable to the third quarter 1996 adjustment on the 60K Loader program and changes in sales mix in both the defense and commercial segments.

Selling, general and administrative expenses for the first nine months of fiscal 1996 were $52.9 million, or 15.6% of net sales, compared with $55.9 million or 17.7% of net sales, for the same period a year ago. The fiscal 1996 decrease in both spending and as a percentage of sales is a result of successful cost containment programs throughout the Company.

Interest expense increased to $4.3 million from $3.9 million as a result of additional short-term borrowings and higher interest rates in fiscal 1996 as compared to fiscal 1995.

Other costs and expenses, net, were $4.7 million in the first nine months of fiscal 1996 as compared to $7.4 million in the first nine months of fiscal 1995. The decrease reflects the absence of amortization of a contract guarantee fee previously paid to Emerson.

Nonrecurring charges of $25.3 million in the nine months ended June 30, 1996 represent the costs as disclosed in three months ended June 30, 1996. Nonrecurring charges of $30.2 million incurred during the first nine months of fiscal 1995 were related to the facilities consolidation program and the change in accounting estimates for certain prepaid assets implemented in fiscal 1995.

The tax benefit recognized in the nine month period ended June 30, 1996 reflects state, local and foreign tax expense of $1 million, and a federal deferred tax benefit of $10 million as described in the results of operations for the three months ended June 30, 1996. In addition, the Company recognized a federal deferred tax benefit of approximately $15.7 million relating to the current quarter's pretax loss.

Tax expense in the nine month period ended June 30, 1995 reflects foreign, state and local taxes.



Financial Condition

Working capital decreased to $44.2 million at June 30, 1996 from $71.4 million at September 30, 1995. During the first nine months of fiscal 1996, accounts receivable decreased by $4 million as a result of cash collections. Inventories and costs and estimated earnings on long-term contracts decreased by $19.7 million primarily due to the nonrecurring adjustments in the quarter ended June 30, 1996.
Advance payments on long-term contracts decreased by $10.2 million as production costs were incurred on certain foreign contracts. Accounts payable and accrued expenses decreased by $1.4 million during the first nine months of fiscal 1996 through payments necessary to satisfy outstanding commitments at September 30, 1995.

Net cash used by operating activities was $8.7 million in the first nine months of fiscal 1996 and $20.9 million in the same period of fiscal 1995, primarily due to the changes in operating working capital mentioned above.

Capital expenditures were $6.5 million in the first nine months of fiscal 1996 compared with $7.3 million in the first nine months of fiscal 1995. Major expenditures in the current period include capitalized facility costs at SEI, PTI and Rantec.

On July 22, 1996, the Company completed the sale of its Hazeltine subsidiary, received $110 million in cash and repaid all outstanding short-term borrowings and the $8 million subordinated term loan. The remaining term debt, paid down from $18.5 million to $13 million, will be amortized at $.325 million per quarter until maturity. The remaining excess cash balance was invested in short-term accounts pending management's application of the excess cash balances (SEE ITEM 5.
Other Information.).



                       PART II. OTHER INFORMATION




Item 5.    Other Information.

           The Company's Board of Directors has approved a major share repurchase program that, subject to market conditions and certain other factors, will use up to $40 million to $50 million of the proceeds from the sale of Hazeltine to buy back shares of the Company's common stock. Depending upon market conditions and other factors, the Company expects to commence the share repurchase program within the next 90 days.


Item 6.    Exhibits and Reports on Form 8-K.

(a)        Exhibits

                                                                Filed Herewith
                                                                      or
           Exhibit                                              Incorporated
           Number                  Description                  by Reference

             2        Stock Purchase Agreement dated          Incorporated by
                      as of May 23, 1996 (as amended          Reference to
                      July 19, 1996) between the              Form 8-K dated
                      Company and GEC-Marconi                 August 5, 1996
                      Electronic Systems Corporation          at Exhibit 2

             4        Amendment, Waiver and Consent
                      dated as of June 6, 1996 to the
                      Credit Agreement dated as of
                      September 23, 1990 (as amended
                      and restated as of September
                      29, 1995) among the Company,
                      Defense Holding Corp., the Banks
                      listed therein and Morgan Guaranty
                      Trust Company of New York, as Agent


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996. Subsequently, the registrant filed a Current Report on Form 8-K dated August 5, 1996 related to the sale of Hazeltine to GEC.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ESCO ELECTRONICS CORPORATION


                              /s/ Philip M. Ford
                              Senior Vice President and
                              Chief Financial Officer

                              (as duly authorized officer and principal financial officer of the registrant)

Dated: August 13, 1996