Form 10-K405
period 1996-09-30
ESCO ELECTRONICS CORP
filed 1996-12-16
CIK 866706

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                     ----------------------------------

                                  FORM 10-K


/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1996

                                     OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period -------------- to --------------

                         Commission file number:  1-10596

                            ESCO Electronics Corporation
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Missouri                                     43-1554045
            (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
            OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

            8888 Ladue Road, Ste. 200
            St. Louis, Missouri                          63124-2090
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

            REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                               (314) 213-7200


     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              Name of Each
                                                               Exchange on
   Title of Each Class                                       Which Registered
   -------------------                                       ----------------

    Common Stock Trust Receipts                               New York Stock
                                                              Exchange, Inc.

    Common Stock, par value $0.01 per                         New York Stock
    share                                                     Exchange, Inc.

    Preferred Stock Purchase Rights                           New York Stock
                                                              Exchange, Inc.






                          (Cover page 1 of 2 pages)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                    None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                                              -----  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. [X]

Aggregate market value of the Common Stock Trust Receipts held by non-affiliates of the registrant as of close of business on December 11, 1996: $111,750,522<F*>.

[FN]
     <F*> For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that
     (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.


Number of Common Stock Trust Receipts outstanding at December 11, 1996:
11,799,171 Receipts.


                    DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the registrant's Annual Report to Stockholders for fiscal year ended September 30, 1996 (the "1996 Annual Report") (Parts I and II).

2. Portions of the registrant's Proxy Statement dated December 6, 1996
   (Part III).



                          (Cover page 2 of 2 pages)

                        ESCO ELECTRONICS CORPORATION
                     INDEX TO ANNUAL REPORT ON FORM 10-K

Item      Description                                                          Page
----      -----------                                                          ----
Part I

  1.      Business                                                               1

               The Company                                                       1
               Products                                                          1
               Marketing and Sales                                               4
               Government Defense Contracts                                      4
               Intellectual Property                                             6
               Backlog                                                           6
               Purchased Components and Raw Materials                            6
               Competition                                                       6
               Research and Development                                          7
               Environmental Matters                                             7
               Employees                                                         8
               Financing                                                         8
               History of the Business                                           8

  2.      Properties                                                             9

  3.      Legal Proceedings                                                     11

  4.      Submission of Matters to a Vote of Security Holders                   11

Executive Officers of the Registrant                                            11


Part II

  5.      Market for the Registrant's Common Equity and Related
          Stockholder Matters                                                   12

  6.      Selected Financial Data                                               12

  7.      Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                 12

  8.      Financial Statements and Supplementary Data                           12

  9.      Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                  12


                                     I



Item      Description                                                          Page
----      -----------                                                          ----
 Part III

 10.      Directors and Executive Officers of the Registrant                    13

 11.      Executive Compensation                                                13

 12.      Security Ownership of Certain Beneficial Owners and Management        13

 13.      Certain Relationships and Related Transactions                        13


Part IV

 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K      13

SIGNATURES                                                                      18

INDEX TO EXHIBITS                                                               19



                                     II

                                   PART I

ITEM 1. BUSINESS
----------------

THE COMPANY

      ESCO Electronics Corporation ("ESCO") is a holding company for seven operating subsidiaries consisting of: Systems & Electronics Inc. ("SEI"), Rantec Microwave & Electronics, Inc. ("Rantec"), PTI Technologies Inc. ("PTI"), Vacco Industries ("Vacco"), Distribution Control Systems, Inc. ("DCSI"), EMC Test Systems, L.P. ("ETS") and PTI Technologies Limited ("PTI Limited"). These operating subsidiaries are wholly-owned subsidiaries of Defense Holding Corp. ("DHC"), a wholly-owned subsidiary of ESCO. ESCO and its direct and indirect wholly-owned subsidiaries are hereinafter referred to collectively as the "Company".

      These operating subsidiaries are engaged in the research, development, manufacture, sale and support of a wide variety of defense and commercial systems and products. Defense items principally are supplied to the United States Government under prime contracts with the Army, Navy and Air Force and under subcontracts with their prime contractors, and are also sold to foreign customers. Commercial items are supplied to a variety of customers worldwide. The Company's businesses are subject to a number of risks and uncertainties, including without limitation those discussed below. See also Item 3. "Legal Proceedings" and "Management's Discussion and Analysis" appearing in the 1996 Annual Report.

      On July 22, 1996, ESCO sold its Hazeltine Corporation ("Hazeltine") subsidiary to GEC-Marconi Electronic Systems Corporation ("GEC-Marconi").



PRODUCTS

      The Company operates in two principal industry segments: defense and commercial. Prior to its divestiture, Hazeltine primarily operated within the defense segment. See Note 11 of the Notes to Consolidated Financial Statements in the 1996 Annual Report, which Note is herein incorporated by reference.


DEFENSE PRODUCTS

      The Company's defense products are described below. Current activity includes the development of new products as well as production and support, in the form of spare parts and service, of existing products.

                         DEFENSE ELECTRONICS
                         -------------------

      Defense electronics equipment is designed and manufactured by SEI and Rantec. These subsidiaries primarily produce a diverse mix of military equipment which includes, but is not limited to, the following product lines:


      * SEI produces airborne radar systems for ground mapping, weather imaging, terrain following and fire control applications. All of these products have completed the production phase and are currently in the spares support phase.

      * SEI also supplies electronic systems for the detection and identification of threat radar and a lightweight man-portable surveillance radar that detects and classifies moving personnel, vehicles, low flying aircraft and artillery round impact.

     * Automatic test equipment (ATE) for ground support of radar and other avionics equipment is also produced by SEI. Current activity in this area is concentrated on development and production of mobile electronic test sets. These portable test sets are utilized for testing equipment on high performance fighter aircraft as well as a specialized military transport aircraft. In addition, SEI is currently developing a high power device test system which will be a part of the U.S. Navy's family of avionics test equipment. SEI also provides interface adapters and test program software to meet the needs of each particular unit under test.

     * Rantec produces microwave antennas and antenna mounting and positioning systems for airborne radar, missile guidance, electronic warfare, military air traffic control and communications. Rantec also produces power systems for use in electronic warfare and cockpit display systems.

      Prior to its divestiture, Hazeltine's primary product lines in the defense electronics category were:

     * Electronic identification and support equipment for use on tactical aircraft, ships and ground-based radar sites, both mobile and fixed, including airborne Identification Friend or Foe (IFF) equipment and a combined interrogator transponder (CIT) that has been integrated into several types of fighter aircraft.

     * Jam-resistant, tactical communications equipment, which feature technologies such as advanced waveforms and antennas, adaptive processing, and advanced networks and architectures. Examples include secure packet-switched networks, data links and a highly flexible, tri-service, multi-band, multi-mode, multi-waveform tactical radio.

     *     High-resolution displays used on early-warning aircraft.

     * Anti-submarine warfare equipment including UHF satellite communications buoys for submarines and other underwater vehicles; communications receivers for anti-submarine aircraft; advanced acoustic countermeasure systems providing enhancement of submarine self defense; high frequency sonar arrays for submarines to provide mine avoidance and improved under-ice navigation; and acoustic transducers for surface ships and submarines.


                             DEFENSE SYSTEMS
                             ---------------

     SEI supplies light, medium and heavy transportation systems and weapon subsystems to the armed forces. Currently in production is a multiple-wheeled trailer with individually steerable axles for transporting large battle tanks. In fiscal year 1996, this product (the M1000 trailer) contributed $34.0 million in sales revenue; in fiscal year 1995, $64.5 million; and in fiscal year 1994, $41.7 million. SEI also supplies high-capacity aircraft cargo loaders which aid in rapid tactical deployment, and is currently developing a 60,000 pound capacity cargo loader for the U.S. Air Force. Further, SEI produces tactical bridging systems and missile canisters for an air defense missile launching system.

     SEI also designs and manufactures launching and guidance systems utilizing electro-optic technology for anti-armor missiles. These systems are manufactured in differing configurations for installation on a variety of helicopters as well as armored vehicles. SEI is currently developing the mission equipment package for the Bradley Fire Support Team Vehicle, which is used to direct artillery fire or locate and designate enemy targets for laser guided weapons.


COMMERCIAL PRODUCTS

     The Company's commercial products are described below.

                           FILTRATION/FLUID FLOW
                           ---------------------

     PTI and PTI Limited develop and manufacture a wide range of filtration products. PTI is a leading supplier of filters to the commercial aerospace market. PTI's industrial business includes the supply of filtration solutions to the industrial and mobile fluid power markets and petrochemical processing industry. PTI also manufactures microfiltration and ultrafine filtration products used in a variety of commercial markets and applications. PTI Limited is a manufacturer and distributor of filter products, primarily in the European industrial marketplace. Vacco and PTI jointly develop and manufacture industrial filtration elements and systems primarily used within the petrochemical and nuclear industries, where a premium is placed on superior performance in a harsh environment. Vacco also supplies latch valves, check valves and filters to the aerospace industry, primarily for use on satellites. Vacco uses its etched disk technology to specialize in quiet valves and manifolds for U.S. Navy applications.


                          COMMUNICATIONS/TEST
                          -------------------

     ETS designs and manufactures electromagnetic compatibility (EMC) test equipment. It also supplies controlled radio frequency testing environments (anechoic chambers), shielded structures for high security data processing, and electromagnetic absorption materials. ETS's products include antennas, towers and turntables, field probes, calibration equipment and other accessories required for performing EMC testing. ETS also supplies TEM (transverse electromagnetic mode) and GTEM! (gigahertz - transverse electromagnetic mode) test cells and associated test software. These cells and, in particular, the GTEM! provide a controlled environment for quickly performing both emission and immunity testing with minimal test setup changes.

     DCSI is a leading manufacturer of two-way power line communication systems for the utility industry. These systems, based on patented communications technology, provide the electric utilities with demand-side management, distribution automation, and automatic meter reading capabilities, thus improving the efficiency of power delivery to the consumer of electric energy.

     Rantec designs and manufactures antennas and feeds for commercial uses, including an electronically scanned antenna used for control and navigation of air traffic. Rantec has also developed and will produce a commercial satellite cross-link antenna for use on the IRIDIUM(R) system, a forthcoming communications satellite system. Rantec also produces satellite antenna systems for use on commercial aircraft for in-flight entertainment.

     SEI has extensive experience in the design and manufacture of location systems for military applications. SEI used this technological expertise to develop a vehicle location, tracking and communications system which will have applications in theft deterrence, fleet management and messaging communications.

     Prior to its divestiture, Hazeltine's primary product in the communications category was a line of intelligent antenna systems for the commercial wireless communications marketplace including planar, multi-beam and adaptive array-based products.

                        OTHER INDUSTRIAL PRODUCTS
                        -------------------------

     SEI supplies electronic sorting and material handling equipment to the United States Postal Service and other customers.

     Rantec designs and manufactures various power supplies, principally for high resolution computer and avionics displays and other industrial equipment.

MARKETING AND SALES

     The Company's defense products predominantly are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government accounted for approximately 53%, 70% and 74% of the Company's total sales in the fiscal years ended September 30, 1996, 1995 and 1994, respectively. Hazeltine's U.S. Government sales in those years represented 16%, 21% and 21%, respectively, of the Company's total sales. See Notes 2 and 11 of the Notes to Consolidated Financial Statements in the 1996 Annual Report, which Notes are herein incorporated by reference.

     The Company's commercial products generally are distributed to original equipment manufacturers and aftermarket users through a domestic and foreign network of distributors and sales representatives. Utility communication systems are sold directly to the electric utilities.

     International sales accounted for approximately 33%, 29% and 24% of the Company's total sales in the fiscal years ended September 30, 1996, 1995 and 1994, respectively. The increase in fiscal year 1996 was primarily due to additional sales of the CIT at Hazeltine prior to its divestiture, volume increases at PTI Limited and additional weapons systems sales at SEI. Hazeltine's international sales in the fiscal years ended September 30, 1996, 1995 and 1994 amounted to 13%, 13% and 9%, respectively, of the Company's total sales. See Notes 2 and 11 of the Notes to Consolidated Financial Statements in the 1996 Annual Report. Predominantly, these international sales involve defense products. Since most of the Company's foreign export sales involve technologically advanced products, services and expertise, U.S. export control regulations limit the types of products and services that may be offered and the countries and governments to which sales may be made. The Department of State issues and maintains the International Traffic in Arms Regulations pursuant to the Arms Export Control Act. Pursuant to these regulations, certain products and services cannot be exported without obtaining a license from the Department of State. Most of the defense products that the Company sells abroad cannot be sold without such a license. Consequently, the Company's international sales may be adversely affected by changes in the U.S. Government's export policy or by any suspension or revocation of the Company's foreign export control licenses.

     In addition, the Company's international sales are subject to risks inherent in foreign commerce, including currency fluctuations and devaluations, the risk of war, changes in foreign governments and their policies, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and litigating with foreign sovereigns.

     For its defense products, the Company maintains a domestic field marketing/sales network with offices located in the Washington, D.C. area and at several major U.S. Government defense procurement centers. The Washington, D.C. office carries out legislative and customer liaison activities with all branches of the U.S. armed services and liaison activities with foreign government offices in the Washington, D.C. area. The primary responsibility for individual products or programs is handled within the product line organizations, with the field organization providing closely coordinated assistance.


GOVERNMENT DEFENSE CONTRACTS

     A portion of the Company's defense contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government are firm fixed-price contracts. Under firm fixed-price contracts, work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the contractor. All Government prime contracts and virtually all of the Company's subcontracts provide that they may be terminated at the convenience of the Government. Upon such termination, the contractor is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs incurred and allocable to the contract (which do not include many ordinary costs of doing business in a commercial context) and an allowance for profit on the allowable costs incurred or adjustment for loss if completion of performance would have resulted in a loss. The contractor is also normally entitled to reimbursement of the cost it incurs to prepare and to negotiate a settlement of the termination for convenience.

     In addition, the Company's prime and subcontracts provide for termination for default if the Company fails to perform or breaches a material obligation. In the event of a termination for default, the customer may have the unilateral right at any time to require the Company to return unliquidated progress payments pending final resolution of the propriety of the termination for default. If the customer purchases the same or similar products from a third party, the Company may also have to pay the excess, if any, of the cost of purchasing the substitute items over the contract price in the terminated contract. A customer, if it has suffered other ascertainable damages as a result of a sustained default, could demand payment of such damages by the Company.

     The Company incurs significant work-in-progress costs in the performance of U.S. Government contracts. However, the Company is usually entitled to invoice the Government for monthly progress payments. The current progress payment rate is 75%; however, there is no assurance that this rate will not change in the future. Any reduction in the rate would increase the amount of working capital required for these contracts. The Government does not recognize interest as an allowable contract expenditure; therefore, a progress payment rate decrease may have an adverse effect on the Company's cash flow and profitability.

     The Company's backlog includes firm fixed-price U.S. Government contracts, development programs and production programs in their early phases. These programs have inherently high risks associated with design, first article testing and customer acceptance. The profitability of such programs cannot be assured, and they could represent exposure to the Company. In the event of development or production problems that are not actually or constructively caused by the customer, the Company would have the responsibility for proposing and providing curative action with no additional compensation. In the event the customer does not accept the curative action or the curative action does not succeed, the contract could be terminated for default.

     In connection with the Company's U.S. Government business, the Company is also subject to Government investigations of its policies, procedures and internal controls for compliance with procurement regulations and applicable laws. The Company may be subject to downward contract price adjustments, refund obligations or civil and criminal penalties, and suspension or debarment from Government contracting. It is the Company's policy to cooperate with the Government in any investigations of which it has knowledge, but the outcome of any such Government investigations cannot be predicted with certainty.

     As a U.S. Government contractor, the Company faces additional risks, including dependence on Congressional appropriations and administrative allotment of funds, changes in Governmental policies which may reflect military and political developments, substantial time and effort required for design and development, significant changes in contract scheduling, complexity of designs and the rapidity with which products become obsolete due to technological advances, constant necessity for design improvements, intense competition for available Government business, and difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work (possibly resulting in unforeseen technological difficulties and/or cost overruns). Foreign sales involve additional risks due to possible changes in economic and political conditions. See "Marketing and Sales" above.

     As a U.S. Government contractor, recognition of revenue is based upon certain accounting policies described in Note 1(f) of the Notes to Consolidated Financial Statements in the 1996 Annual Report, which Note is herein incorporated by reference. The Company periodically reviews contracts in the ordinary course to ascertain if customer actions or inactions have caused or will cause increased costs. The Company has submitted requests for equitable adjustments ("REAs") and claims seeking additional compensation, which involve substantial amounts of money. To the extent these REAs and claims are finally resolved for less than the amounts anticipated, the Company's financial position and operating results could be adversely affected.

INTELLECTUAL PROPERTY

     Although the Company owns or has other rights in various forms of intellectual property (i.e., patents, trademarks, copyrights, mask works and other items), it believes that currently its business is not materially dependent on intellectual property rights. With respect to patents in particular, most of the Company's U.S. Government contracts authorize it to use U.S. patents owned by others if necessary in performing such contracts. Corresponding provisions in Government contracts awarded to other companies make it impossible for the Company to prevent others from using its patents in most domestic defense work. However, as the Company expands its presence in commercial markets, it is placing a greater emphasis on developing intellectual property and protecting its rights therein.


BACKLOG

     The backlog of firm orders was approximately $246.7 million at September 30, 1996 and approximately $530.9 million at September 30, 1995. However, firm order backlog at September 30, 1995 was $294.6 million as adjusted to remove Hazeltine's backlog. As of September 30, 1996, it is estimated that: (i) defense business accounted for approximately 65% of the firm orders and commercial business accounted for approximately 35%, and
(ii) domestic customers accounted for approximately 79% of the firm orders and foreign customers accounted for approximately 21%. Of the total backlog of orders at September 30, 1996, approximately 88% (including all commercial orders) is expected to be completed in the fiscal year ending September 30, 1997.


PURCHASED COMPONENTS AND RAW MATERIALS

     The Company's products require a wide variety of components and materials. Although the Company has multiple sources of supply for most of its material requirements, certain components are supplied by sole-source vendors, and the Company's ability to perform certain contracts depends on their performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities.


COMPETITION

     The Company faces intense competition from a large number of firms for nearly all of its products. The principal competitive factors are price, service, quality, technical expertise and the ability to design and manufacture products to desired specifications.

     The reduced military threat posed by the former Soviet Union and the continued domestic pressure to balance the Federal budget have led to reductions in U.S. defense spending for production equipment. These reductions have resulted in recent consolidations within the defense industry. In addition, the U.S. Government's increasing willingness to purchase commercial products where feasible will introduce new competitors in traditional defense markets. Further, the U.S. Government's adoption of the Foreign Comparison Test program, wherein the Government evaluates foreign products as a potential alternative to products developed by U.S. suppliers, is also expected to increase competitive pressures in these markets. These factors have all contributed to a highly competitive marketplace for defense products. In the international defense markets, the continuing decline in business in most areas in which the Company participates together with the globalization of competition have resulted in a highly competitive environment. The Company has formed alliances with several foreign companies in order to strengthen its competitive position in these markets. Political factors also enter into foreign sales, including a foreign government's evaluation of the Company's willingness to subcontract work content to companies located in the foreign country involved.

     For most of its defense products and many of its commercial products, the Company's competitors are larger and have greater financial resources than the Company. As budgets decline, larger prime contractors may retain work which previously would have been subcontracted. Although the Company is a leading supplier in several of the markets it serves, the Company maintains a relatively small share of the business in many of the markets in which it participates. Because of the diversity and specialized nature of the Company's products, it is impossible to state precisely its competitive position with respect to each of its products. Substantial efforts are required in order to maintain existing business levels.

     The Company recognizes that domestic and international defense markets may continue to decline, which would result in even stronger competitive pressures. This trend could adversely affect the Company's future results unless offset by greater foreign sales or new programs or products. The Company's on-going commercial diversification program should allow the Company to continue to reduce its overall dependence on its defense business and may alleviate some of the downward pressure on sales from the increased defense market competition.


RESEARCH AND DEVELOPMENT

     Research and development and the Company's technological expertise are important factors in the Company's business. Research and development programs are designed to develop technology for new products or to extend or upgrade the capability of existing products and to assess their commercial potential.

     In addition to its work under development contracts, the Company performs research and development at its own expense. For the fiscal years ended September 30, 1996, 1995 and 1994, total Company-sponsored research and development expenses were approximately $11.9 million, $15.1 million and $14.7 million, respectively, and Company-sponsored research and development expenses attributable to Hazeltine were approximately $6.1 million, $9.3 million and $8.8 million, respectively. Total customer-sponsored research and development expenses were approximately $3.9 million, $10.1 million and $9.7 million for those years, respectively, and customer-sponsored such expenses attributable to Hazeltine were approximately $3.9 million, $9.1 million and $8.3 million, respectively. The decrease in fiscal year 1996 research and development expenses was due to lower spending at Hazeltine prior to its divestiture.


ENVIRONMENTAL MATTERS

     The Company is involved in various stages of investigation and cleanup relating to environmental matters. These matters relate to Company facilities located in Newbury Park, California and Riverhead, New York. Textron, Inc. has indemnified the Company in respect of the cleanup expenses at the Newbury Park facility. In connection with the sale of Hazeltine, the Company retained ownership of the Riverhead facility (which is currently vacant), and agreed to indemnify Hazeltine and GEC-Marconi against certain environmental remediation expenses related to Hazeltine's facilities at Greenlawn, New York and Quincy, Massachusetts. The Company is also involved in the remediation of off-site waste disposal facilities located in Winter Park, Florida and Jackson County, Arkansas, with regard to both of which the Company is one of a number of potentially responsible parties and thus bears a proportionate share of the total remediation expenses. It is very difficult to estimate the potential costs of such matters and the possible impact of these costs on the Company at this time due in part to: the uncertainty regarding the extent of pollution; the complexity of Government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of cost recovery; and in the case of off-site waste disposal facilities, the uncertain level of the Company's relative involvement and the possibility of joint and several liability with other contributors under applicable law. Based on information currently available, the Company does not believe that the aggregate costs involved in the resolution of these environmental matters will have a material adverse effect on the Company's financial statements. See Item 3. "Legal Proceedings".

EMPLOYEES

     As of November 30, l996, the Company employed approximately 2,400 persons. Approximately 300 of the Company's employees are covered by a collective bargaining agreement, which expires in fiscal year 1997.

FINANCING

     The Company has a credit agreement, which has been amended and restated as of September 29, 1995, and further amended as of June 6, 1996 and as of August 2, 1996, for a $13 million term loan, amortizing at $325,000 per quarter, and an $80 million revolving credit facility (together the "Credit Facilities") with a group of seven banks agented by Morgan Guaranty Trust Company of New York. The Credit Facilities will mature and expire on September 30, 1998, and contain customary events of default, including change in control of the Company. In addition, under the Credit Facilities an event of default would occur if, for any reason other than payment or performance in accordance with the terms of one of the Company's contracts guaranteed by Emerson as referenced in the following section, Emerson shall cease to be liable under its guarantees with respect to any such contract.
See "History Of The Business" below, "Management's Discussion and Analysis-- Capital Resources and Liquidity" in the 1996 Annual Report, and Notes 7 and 12 of the Notes to Consolidated Financial Statements in the 1996 Annual Report, which Notes are herein incorporated by reference.


HISTORY OF THE BUSINESS

     ESCO was incorporated in Missouri in August 1990 as a wholly-owned subsidiary of Emerson Electric Co. ("Emerson") to be the holding company for Electronics & Space Corp. ("E&S"), Hazeltine, Southwest Mobile Systems Corporation ("Southwest"), Rantec, Vacco and DCSI, which were then Emerson subsidiaries. Ownership of ESCO and its subsidiaries was distributed on October 19, 1990 (the "Distribution Date") by Emerson to its shareholders through a special distribution (the "Distribution"). On September 30, 1992, ESCO acquired ownership of Textron Filtration Systems, Inc. from
Textron, Inc. and renamed the entity "PTI Technologies Inc."   On March 12,
1993, ESCO acquired The Electro-Mechanics Company, a privately held company, from its shareholders. On December 1, 1993, ESCO acquired all outstanding stock of Schumacher Filters Limited (located in England) from Kraftanlagen, AG of Germany, and renamed this entity "PTI Technologies Limited". On December 29, 1994, ESCO acquired the assets of Ray Proof North America, a division of Shielding Systems Corporation, a subsidiary of Bairnco Corporation. See Note 2 of the Notes to Consolidated Financial Statements in the 1996 Annual Report, which Note is herein incorporated by reference.

     Effective September 30, 1995, E&S was merged into Southwest.
Subsequently, the latter entity's name was changed to Systems & Electronics
Inc.

     Effective October 19, 1995, the assets of EMCO, the assets acquired from Ray Proof North America, and the assets comprising Rantec's California and Oklahoma radio/frequency anechoics business were transferred to a newly-formed Texas limited partnership, EMC Test Systems, L.P. ("ETS").
The sole general partner of ETS is Rantec Commercial, Inc., a wholly-owned subsidiary of Rantec. The sole limited partner of ETS is Rantec Holdings, Inc., a wholly-owned subsidiary of Defense Holding Corp.

     On July 22, 1996, ESCO sold 100% of the capital stock of Hazeltine to GEC-Marconi. See Note 2 of the Notes to Consolidated Financial Statements in the 1996 Annual Report.

     By means of the Distribution, Emerson distributed one share of ESCO's common stock, par value $0.01 per share (the "Common Stock"), for every 20 shares of Emerson common stock owned on October 5, 1990. Pursuant to a Deposit and Trust Agreement (the "Deposit and Trust Agreement") by and among Emerson, ESCO and Boatmen's Trust Company, as voting trustee, in lieu of receiving a share of Common Stock on the

Distribution Date, each Emerson shareholder received a Common Stock trust receipt (a "Receipt") representing the Common Stock and its associated preferred stock purchase rights.

     In connection with the Distribution, Emerson, ESCO and ESCO's subsidiaries entered into various agreements which deal with, among other things: (A) Emerson's guarantee of certain contracts of ESCO's subsidiaries existing at September 30, 1990 pursuant to which ESCO paid Emerson a guarantee fee of $7.4 million per year during the subsequent five
(5) year period, which ended September 30, 1995 (as of September 30, 1996, the aggregate backlog of firm orders received by the Company was approximately $246.7 million which included guaranteed contracts totaling approximately $8.8 million, and there were open letters of credit with an aggregate value of approximately $2.4 million related to foreign advance payments in support of various contracts guaranteed by Emerson); (B) the lease by E&S (which lease was guaranteed by ESCO) from Emerson of real property in St. Louis County, Missouri which formerly comprised ESCO's headquarters and E&S' primary manufacturing facility, and which terminated on September 30, 1995; (C) the allocation between ESCO and Emerson of certain rights and obligations relating to outstanding litigation, pre-Distribution tax liabilities and certain other matters; and (D) the provision of certain services by ESCO to Emerson and by Emerson to ESCO, which terminated on September 30, 1995. See Note 12 of the Notes to Consolidated Financial Statements in the 1996 Annual Report. Copies of certain of these agreements, as well as the Deposit and Trust Agreement, are incorporated by reference as exhibits to this Form 10-K.

     Pursuant to the Deposit and Trust Agreement, if ESCO should fail in certain circumstances to collateralize its obligation to indemnify Emerson with respect to contracts that are directly or indirectly guaranteed by Emerson, Emerson would have the right to direct the voting of the ESCO Common Stock represented by the Receipts with respect to the election of directors (including changing the size of the Board or removing directors and filling any vacancies). Emerson has the right to require ESCO to provide collateral upon: (A) the occurrence of certain events relating to such guaranteed contracts, including defaults; (B) ESCO's failure to provide certain information, notices or consultation to Emerson or to maintain certain financial ratios and covenants; or (C) the acquisition of beneficial ownership of 20% or more of the voting power of ESCO's outstanding capital stock by any person or group. If Emerson requires such collateral, it is unlikely that ESCO will be able to provide it in light of, among other things, the amount of collateral which would be required to secure its obligations under the guaranteed contracts, which obligations may continue even after completion of the contract, and restrictions in its financing arrangements unless a waiver is obtained from its lenders. See "Financing" above and Note 8 of the Notes to Consolidated Financial Statements in the 1996 Annual Report, which Note is herein incorporated by reference.

     Effective September 30, 1993, ESCO's Board of Directors authorized an accounting readjustment of the Company's balance sheet in accordance with the accounting provisions applicable to a "quasi-reorganization," an elective accounting procedure intended to restate assets and liabilities to fair values and to eliminate any accumulated deficit in retained earnings. See Note 1(b) of the Notes to Consolidated Financial Statements in the 1996 Annual Report, which Note is herein incorporated by reference.

     During fiscal year 1995, the Company changed its method of accounting from amortizing the Emerson guarantee fee over the expected duration of the guaranteed contracts (estimated benefit period of seven years) on a straight-line basis to amortizing it based upon the related guaranteed contract revenues generated to date and the expected future revenues. This change in accounting principle, which is inseparable from a change in accounting estimate, was retroactively implemented effective October 1, 1994. See Note 1(e) of the Notes to Consolidated Financial Statements in the 1996 Annual Report, which Note is herein incorporated by reference.


ITEM 2. PROPERTIES
------------------

     The Company's principal buildings contain approximately 1,482,000 square feet of floor space. Approximately 1,134,200 square feet are owned by the Company and approximately 347,800 square feet are leased. Substantially all of the Company's owned properties are encumbered in connection with the

Company's Credit Facilities. See Item 1. "Business--Financing" and Note 7 of the Notes to Consolidated Financial Statements in the 1996 Annual Report. The principal plants and offices are as follows:

                        SIZE          SQ. FT.           PRINCIPAL USE
    LOCATION          (SQ. FT.)    OWNED/LEASED       (INDUSTRY SEGMENT)
    --------          ---------    ------------       ------------------
West Plains, MO        417,000    355,000  Owned      Manufacturing
                                   62,000 Leased      (Defense and Commercial)

St. Louis, MO          260,500             Owned      Management and Engineering
                                                      (Defense and Commercial)

Sanford, FL            172,200             Owned      Manufacturing (Defense and
                                                      Commercial)

Newbury Park, CA       144,600            Leased      Management, Engineering and
                                                      Manufacturing (Defense and
                                                      Commercial)

South El Monte, CA     112,000             Owned      Management, Engineering and
                                                      Manufacturing (Defense and
                                                      Commercial)

Durant, OK             102,300             Owned      Manufacturing (Commercial)

Calabasas, CA           61,700             Owned      Management, Engineering and
                                                      Manufacturing (Defense and
                                                      Commercial)

Austin, TX              50,000            Leased      Management, Engineering and
                                                      Manufacturing (Commercial)

Los Osos, CA            40,000             Owned      Engineering and Manufacturing
                                                      (Defense and Commercial)

St. Louis, MO           35,000            Leased      Management, Engineering and
                                                      Manufacturing (Commercial)

Juarez, Mexico          34,400            Leased      Manufacturing (Defense and
                                                      Commercial)

Sheffield, England      30,500             Owned      Management, Manufacturing and
                                                      Distributor (Commercial)

St. Louis, MO           21,800            Leased      ESCO Headquarters (Defense and
                                                      Commercial)

     The Company believes its buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for the Company's current production requirements.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     On August 11, 1994, a class action lawsuit was filed by Ronald and Angela Aprea and other persons against Hazeltine in the Supreme Court of the State of New York, Suffolk County, alleging personal injury and property damage caused by Hazeltine's purported releases of hazardous materials at Hazeltine's facility at Greenlawn, New York. In connection with the sale of Hazeltine, the Company indemnified Hazeltine and GEC-Marconi against expenses and potential liability related to this suit. The suit seeks compensatory and punitive damages, and an order enjoining Hazeltine from discharging further hazardous materials and for Hazeltine to remediate all damage to the property of the plaintiffs.
The Company believes that no one and no property has been injured by any release of hazardous materials from Hazeltine's facility. In fiscal year 1995, the Court dismissed two counts of the complaint as a result of Hazeltine's motion to dismiss, and the plaintiffs filed an amended complaint. In fiscal year 1996, the plaintiffs filed a motion to be certified as a class. The Court recently denied this motion. Based upon current facts, the Company is not able to estimate the probable outcome. Therefore, no provision for this litigation has been made in the consolidated financial statements in the 1996 Annual Report. Management believes the Company will be successful in defending this action and that the outcome will not have a material adverse effect on the Company's financial statements. See Note 13 of the Notes to Consolidated Financial Statements in the 1996 Annual Report, which Note is herein incorporated by reference. See also Item 1. "Business-- Government Defense Contracts" and "Business--Environmental Matters".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------

     The following sets forth certain information as of December 13, 1996 with respect to ESCO's executive officers. These officers have been elected to terms which expire at the first meeting of the Board of Directors after the next annual meeting of stockholders.

     Name              Age                   Position(s)
     ----              ---                   -----------
Dennis J. Moore <F*>   58    Chairman, President and Chief Executive
                             Officer

Philip M. Ford         56    Senior Vice President and Chief Financial
                             Officer

Walter Stark           53    Senior Vice President, Secretary and General
                             Counsel

Philip A. Hutchison    55    Senior Vice President, Human Resources and
                             Administration

-------------
<F*> Also a director and Chairman of the Executive Committee of the Board of
     Directors.

     There are no family relationships among any of the executive officers and directors.

     Mr. Moore was President of Electronics & Space Corp. ("E&S"), a former subsidiary of ESCO, from October 1987 to October l991. From October 1, 1990 to October 16, 1992, he was President and Chief

Operating Officer of ESCO. Since the latter date, he has been Chairman, President and Chief Executive Officer of ESCO.

     Mr. Ford has been Senior Vice President and Chief Financial Officer of ESCO since October 1, l990.

     Mr. Hutchison was Vice President-Human Resources and Administration of E&S from October 1988 to October 1991. From October l990 to October
1992, he was Vice President, Human Resources and Administration of ESCO. Since October 1992, he has been Senior Vice President, Human Resources and Administration of ESCO.

     Mr. Stark was Vice President, Secretary and General Counsel of ESCO from October 1990 to October 1992. Since October 1992, he has been Senior Vice President, Secretary and General Counsel of ESCO.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The information required by this item is incorporated herein by reference to Notes 7 and 8 of the Notes to Consolidated Financial Statements, "Common Stock Market Prices" and "Shareholders' Summary--Capital Stock Information" appearing in the 1996 Annual Report. A special cash distribution of $3.00 per share was paid to Stockholders in September 1996. No other cash dividends have been declared on the Common Stock underlying the Receipts, and ESCO does not anticipate, currently or in the foreseeable future, paying cash dividends on the Common Stock, although it reserves the right to do so to the extent permitted by applicable law and agreements. ESCO's dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at that time, based on ESCO's earnings and financial position and such other business considerations as the Board deems relevant at that time.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information required by this item, with respect to selected financial data, is incorporated herein by reference to "Five-Year Financial Summary" and Note 2 of the Notes to Consolidated Financial Statements appearing in the 1996 Annual Report.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis" appearing in the 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company on pages 15 through 32 and the report thereon of KPMG Peat Marwick LLP, independent certified public accountants, appearing on page 34 of the 1996 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in ESCO's Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 6, 1996 (the "1997 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this Form 10-K.

ITEM  11.  EXECUTIVE COMPENSATION
---------------------------------

     Information appearing under "Board of Directors and Committees" and "Executive Compensation" (except for the "Report of the Human Resources And Ethics Committee On Executive Compensation" and the "Performance Graph") in the 1997 Proxy Statement is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information regarding beneficial ownership of Receipts representing shares of Common Stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any five percent stockholders appearing under "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 1997 Proxy Statement is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     None.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)   Documents filed as a part of this report:

               1. The Consolidated Financial Statements of the Company on pages 15 through 32 and the Independent Auditors' Report thereon of KPMG Peat Marwick LLP appearing on page 34 of the 1996 Annual Report.

               2. Financial statement schedules have been omitted because the subject matter is disclosed elsewhere in the financial statements and notes thereto, not required or not applicable, or the amounts are not sufficient to require submission.

               3.  Exhibits

                                                                         Filed Herewith or Incorporated by
Exhibit                                                                  Reference to Document Indicated By
Number                       Description                                               Footnote
-------                      -----------                                               --------
2(a)(i)        Stock Purchase Agreement dated as of May
               23, 1996 between ESCO and GEC-Marconi                   Incorporated by Reference, Exhibit 2<F1>

2(a)(ii)       First Amendment Agreement dated as of July
               19, 1996 to Stock Purchase Agreement listed
               as Exhibit 2(a)(i) above                                Incorporated by Reference, Exhibit 2<F1>

3(a)           Restated Articles of Incorporation of ESCO              Incorporated by Reference, Exhibit 3.1<F2>

3(b)           Bylaws of ESCO, as amended                              Incorporated by Reference, Exhibit 3(b)<F3>
4(a)           Specimen certificate for ESCO's Common
               Stock Trust Receipts                                    Incorporated by Reference, Exhibit 4(a)<F4>

4(b)           Rights Agreement dated as of September 24,
               1990 between ESCO and Boatmen's Trust
               Company, as Rights Agent                                Incorporated by Reference, Exhibit 4.2<F2>

4(c)(i)        Credit Agreement dated as of
               September 23, 1990 (as amended and
               restated as of December 30, 1992,
               amended as of January 15, 1993, October 15,
               1993 and November 29, 1993, amended and
               restated as of May 27, 1994, amended as of
               August 5, 1994, and amended and restated as
               of September 29, 1995) among ESCO,
               Defense Holding Corp., the Banks listed
               therein and Morgan Guaranty Trust Company
               of New York, as Agent                                   Incorporated by Reference, Exhibit 4(c)<F5>

4(c)(ii)       Amendment dated as of June 6, 1996 to
               Credit Agreement listed as Exhibit 4(c)(i) above

4(c)(iii)      Amendment dated as of August 2, 1996 to Credit
               Agreement listed as Exhibit 4(c)(i) above

               No other long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed ten percent of the total assets of ESCO and its subsidiaries on a consolidated basis. ESCO agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

4(d)           Deposit and Trust Agreement dated as of
               September 24, 1990 among ESCO, Emerson Electric Co.,
               Boatmen's Trust Company, as Trustee, and the holders
               of Receipts from time to time                           Incorporated by Reference, Exhibit 4.3<F2>

10(a)          Distribution Agreement dated as of September 24, 1990
               by and among ESCO, Emerson Electric Co., and ESCO's
               direct and indirect subsidiaries                        Incorporated by Reference, Exhibit 2.1<F2>

10(b)          Tax Agreement dated as of September 24, 1990 by and
               among ESCO, Emerson Electric Co., and ESCO's direct
               and indirect subsidiaries                               Incorporated by Reference, Exhibit 2.2<F2>

10(c)(i)       1990 Stock Option Plan<F*>                              Incorporated by Reference,Exhibit 10.3<F2>

10(c)(ii)      Amendment to 1990 Stock Option Plan dated as of
               September 4, 1996<F*>

10(d)          Form of Incentive Stock Option Agreement<F*>            Incorporated by Reference, Exhibit 10(g)<F4>

10(e)          Form of Incentive Stock Option Agreement -
               Alternative<F*>                                         Incorporated by Reference, Exhibit 10(h)<F4>

10(f)          Form of Non-Qualified Stock Option Agreement<F*>        Incorporated by Refrence, Exhibit 10(i)<F4>

10(g)          Form of Split Dollar Agreement<F*>                      Incorporated by Reference, Exhibit 10(j)<F3>

10(h)          Form of Indemnification Agreement with each
               of ESCO's directors.                                    Incorporated by Reference, Exhibit 10(k)<F3>

10(i)          Stock Purchase Agreement dated as of August 20,
               1992 by and between Textron, Inc. and ESCO              Incorporated by Reference, Exhibit 10(l)<F6>

10(j)(i)       Performance Share Plan<F*>                              Incorporated by Reference<F7>

10(j)(ii)      Amendment to Performance Share Plan dated as
               of September 4,1996<F*>

10(k)          Supplemental Executive Retirement Plan as amended
               and restated as of August 2, 1993<F*>                   Incorporated by Reference, Exhibit 10(n)<F8>

10(l)(i)       Directors' Extended Compensation Plan<F*>               Incorporated by Reference, Exhibit 10(o)<F8>

10(l)(ii)      Compensatory Arrangement with former ESCO director<F*>

10(m)(i)       1994 Stock Option Plan<F*>                              Incorporated by Reference<F9>

10(m)(ii)      Amendment to 1994 Stock Option Plan dated as of
               September 4, 1996<F*>

10(n)          Form of Incentive Stock Option Agreement<F*>            Incorporated by Reference, Exhibit 10(n)<F5>

10(o)          Form of Non-Qualified Stock Option Agreement<F*>        Incorporated by Reference, Exhibit 10(o)<F5>

10(p)          Severance Plan<F*>                                      Incorporated by Reference, Exhibit 10(p)<F5>

10(q)          Performance Compensation Plan dated as of August 2,
               1993 (as amended and restated as of October 1, 1995)<F*>

13 The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 1996:
                     Five-Year Financial Summary (p. 2)
                     Management's Discussion and Analysis
                       (pgs. 10-14)
                     Consolidated Financial Statements (pgs.
                       15-32) and Independent Auditors' Report
                       (p. 34)
                     Shareholders' Summary--Capital Stock
                       Information (p. 35)
                     Common Stock Market Prices (p. 35)

21             Subsidiaries of ESCO

23             Independent Auditors' Consent

27             Financial Data Schedule


---------------

    <F1>   Incorporated by reference to Current Report on Form 8-K--date of earliest event reported: July 22, 1996, at the Exhibit indicated

    <F2>   Incorporated by reference to Registration Statement on Form 10, as amended on Form 8 filed September 27, l990, at the Exhibit indicated

    <F3>   Incorporated by reference to Form l0-K for the fiscal year ended
    September 30, l991, at the Exhibit indicated

    <F4>   Incorporated by reference to Form 10-K for the fiscal year ended
    September 30, 1990, at the Exhibit indicated

    <F5>   Incorporated by Reference to Form 10-K for the fiscal year ended
    September 30, 1995, at the Exhibit indicated.

    <F6>   Incorporated by reference to Form 10-K for the fiscal year ended
    September 30, 1992, at the Exhibit indicated

    <F7>   Incorporated by reference to Notice of the Annual Meeting of the
    Stockholders and Proxy Statement dated December 9, 1992

    <F8>   Incorporated by reference to Form 10-K for the fiscal year ended
    September 30, 1993, at the Exhibit indicated


    <F9>   Incorporated by reference to Notice of the Annual Meeting of the
    Stockholders and Proxy Statement dated December 8, 1994

    <F*>   Represents a management contract or compensatory plan or
    arrangement required to be filed as an exhibit to this Form 10-K pursuant to
    Item 14(c) of this Part IV.


     (b) The Company filed a Current Report on Form 8-K during the quarter ended September 30, 1996, which reported "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits". Financial statements filed with the Report were" "Unaudited Pro Forma Consolidated Statement of Operations--Year Ended September 30, 1995"; "Unaudited Pro Forma Consolidated Statement Of Income--Six Months Ended March 31, 1996;" and "Unaudited Pro Forma Consolidated Balance Sheet-- March 31, 1996". The date of the Report (date of earliest event reported) was July 22, 1996.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ESCO ELECTRONICS CORPORATION

                                     By     D. J. Moore
                                       --------------------------
                                     Chairman, President and
                                     Chief Executive Officer


Dated:  December 13, 1996

     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below effective December 13, 1996, by the following persons on behalf of the registrant and in the capacities indicated.

     Signature                Title
     ----------               -----

D. J. Moore                   Chairman, President, Chief Executive Officer and
                              Director


P.M. Ford                     Senior Vice President, Chief Financial Officer
                              (Principal Accounting Officer)


J.J. Adorjan                  Director



J.J. Carey                    Director



J.M. McConnell                Director



D.C. Trauscht                 Director

                            INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

EXHIBIT NO.        EXHIBIT
-----------        -------
4(c)(ii)           Amendment dated as of June 6, 1996 to Credit Agreement listed as Exhibit 4(c)(i) in the list of exhibits in Item 14(a)(3)

4(c)(iii)          Amendment dated as of August 2, 1996 to Credit Agreement
                   listed as Exhibit 4(c)(i) in the list of exhibits in
                   Item 14(a)(3)

10(c)(ii)          Amendment to 1990 Stock Option Plan dated as of September 4,
                   1996

10(j)(ii)          Amendment to Performance Share Plan dated as of September 4,
                   1996

10(l)(ii)          Compensatory Arrangement with former ESCO director

10(m)(ii)          Amendment to 1994 Stock Option Plan dated as of September 4,
                   1996

10(q) Performance Compensation Plan dated as of August 2, 1993 (as amended and restated as of October 1, 1995)

13 The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 1996:

                        Five-year Financial Summary (p. 2)
                        Management's Discussion and Analysis (pgs. 10-14)
                        Consolidated Financial Statements (pgs. 15-32) and
                        Independent Auditors' Report (p. 34)
                        Shareholders' Summary--Capital Stock Information (p. 35)
                        Common Stock Market Prices (p. 35)

21                 Subsidiaries of ESCO

23                 Independent Auditors' Consent

27                 Financial Data Schedule

See Item 14(a)3 for a list of exhibits incorporated by reference