Form 10-Q
period 1996-12-31
ESCO ELECTRONICS CORP
filed 1997-02-14
CIK 866706

--SECURITIES AND EXCHANGE COMMISSION

       Washington, D.C. 20549

             Form 10-Q


       (Mark One)

            (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1996

                or

            (  ) Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 For the transition period from ________to________

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


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
       (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       Number of common stock trust receipts outstanding at January 31, 1997: 11,806,997 receipts.



                            PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements


       ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
       Condensed Consolidated Statements of
       Operations
       (Unaudited)
       (Dollars in thousands, except per share
       amounts)

                                                Three Months Ended
                                                   December 31,

                                                   1996        1995

Net sales                                       $  68,899      112,610
Costs and expenses:
 Cost of sales                                     51,939       89,190
 Selling, general and administrative expenses      12,951       16,891
 Interest expense                                     277        1,389
 Other, net                                           730        1,756
  Total costs and expenses                         65,897      109,226
Earnings before income taxes                        3,002        3,384
Income tax expense                                    820        1,462
Net earnings                                     $  2,182        1,922

Earnings per share, primary and fully diluted $       .18          .17


  See accompanying notes to condensed consolidated financial statements.
                     ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets
                         (Dollars in thousands)

                                             December 31,      September 30,
                                                 1996              1996
Assets(Unaudited)
Current assets:
 Cash and cash equivalents                    $  18,877           22,209
 Accounts receivable, less allowance for doubtful
 accounts of $320 and $273, respectively         27,228           34,664
 Costs and estimated earnings on long-term
 contracts, less progress billings of
 $68,646 and $70,671, respectively               52,987           51,585
 Inventories                                     45,848           51,187
 Other current assets                             2,874            3,005
 Total current assets                           147,814          162,650
Property, plant and equipment, at cost           82,460           80,351
Less accumulated depreciation and amortization   28,747           26,325
 Net property, plant and equipment               53,713           54,026
Excess of cost over net assets of purchased
 businesses, less accumulated amortization of
 $1,736 and $1,597 respectively                  20,256           20,395
Deferred tax asset                               53,147           53,326
Other assets                                     16,898           17,435
                                               $291,828          307,832
Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings and current maturities
 of long-term debt                             $  1,300            1,300
 Accounts payable                                27,347           40,057
 Advance payments on long-term contracts,
 less costs incurred of $15,333 and $5,478,
 respectively                                     7,057            8,336
 Accrued expenses and other current liabilities  22,882           26,771
 Total current liabilities                       58,586           76,464
Other liabilities                                28,793           28,860

Long-term debt                                  11,050           11,375
 Total liabilities                               98,429          116,699
Commitments and contingencies
Shareholders' equity:
 Preferred stock, par value $.01 per share,
 authorized 10,000,000 shares
 Common stock, par value $.01 per share,
 authorized 50,000,000 shares; issued
 12,416,216 and 12,415,346 shares, respectively     124              124
 Additional paid-in capital                     193,147          192,967
 Retained earnings since elimination of deficit
 of $60,798 at September 30, 1993                 6,366            4,184
 Cumulative foreign currency translation adjustment 516              107
 Minimum pension liability                       (1,869)          (1,869)
                                                198,284          195,513
 Less treasury stock, at cost; 617,045 and
 566,622 common shares, respectively             (4,885)          (4,380)
 Total shareholders' equity                     193,399          191,133
                                              $ 291,828          307,832

       See accompanying notes to condensed consolidated financial statements.
              ESCO ELECTRONICS CORPORATION AND
                        SUBSIDIARIES
             Condensed Consolidated Statements
                      of Cash Flows
                       (Unaudited)
                 (Dollars in thousands)
[CAPTION]

                                                      Three Months Ended
                                                          December 31,

                                                      1996           1995
Cash flows from operating activities:
 Net earnings                                     $   2,182         1,922
 Adjustments to reconcile net earnings to net cash
 used by operating activities:
    Depreciation and amortization                     2,558         3,545
    Changes in operating working capital             (6,374)      (13,135)
    Other                                               365         1,093
 Net cash used by operating activities               (1,269)       (6,575)
Cash flows from investing activities:
 Capital expenditures                                (1,753)       (2,176)
Cash flows from financing activities:
 Net increase in short-term borrowings                             12,500
  Principal payments on long-term debt                 (325)         (518)
  Other                                                  15            25
    Net cash provided (used) by financing activities   (310)       12,007
Net increase (decrease) in cash and cash equivalents (3,332)        3,256
Cash and cash equivalents at beginning of period     22,209           320
Cash and cash equivalents at end of period       $   18,877         3,576


       See accompanying notes to condensed consolidated financial statements.

         ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements
         (Unaudited)



       1.        Basis of Presentation

                 The accompanying condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Certain prior year amounts have been reclassified to conform with the fiscal 1997 presentation.

                 The results for the three month period ended December 31, 1996 are not necessarily indicative of the results for the entire 1997 fiscal year.


       2.        Earnings Per Share

                 Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common share options and performance shares by using the treasury stock method. For the three month period ended December 31, 1996, primary and fully diluted earnings per share are computed using 12,044,760 and 12,055,254 common shares and common share equivalents outstanding, respectively. For the quarter ended December 31, 1995, primary and fully diluted earnings per share are computed using 11,450,808 and 11,519,743 common shares and common share equivalents outstanding, respectively.


   3.   Inventories

        Inventories consist of the following (dollars in thousands):

                                              December 31,      September 30,
                                                 1996               1996

        Finished Goods                        $    5,669            5,927
        Work in process, including
          long-term contracts                     26,857           32,071
        Raw materials                             13,322           13,189
        Total inventories                     $   45,848           51,187

       Under the contractual arrangements by which progress payments are received, the U.S. Government has a security interest in the inventories associated with specific contracts. Inventories are net of progress payment receipts of $5.3 million and $1.2 million at December 31, 1996 and September 30, 1996, respectively.

 Hazeltine Divestiture   1996

                 On July 22, 1996, the Company completed the sale of its Hazeltine subsidiary to GEC-Marconi Electronic Systems Corporation (GEC). The Company sold 100% of the common stock of Hazeltine for $110 million in cash. Certain assets and liabilities of Hazeltine were retained by the Company.

                 Included in the condensed consolidated statement of operations for the three months ended December 31, 1995 are the operating results of Hazeltine prior to its divestiture as follows (dollars in thousands):

                 Net sales                                        $ 27,493
                 Cost of sales                                      21,953
                 Selling, general and administrative expenses        3,730
                 Other costs and expenses, net                         203
                 Earnings before income taxes                     $  1,607







            Item 2. Management's Discussion and Analysis of Results of Operations and
                         Financial Condition


       Results of Operations - Three months ended December 31, 1996 compared with three months ended December 31, 1995.

       Net sales of $68.9 million for the first quarter of fiscal 1997 decreased $43.7 million (38.8%) from net sales of $112.6 million for the first quarter of fiscal 1996. The decrease was primarily due to the sale of Hazeltine in July 1996. Net sales at the remainder of the Company s operating units decreased approximately $16 million due to lower defense sales at Systems & Electronics Inc. (SEI) in the current period. Defense sales were $42.4 million and commercial sales were $26.5 million for the first quarter of fiscal 1997, compared with defense and commercial sales of $83 million and $29.6 million, respectively, in the first quarter of fiscal 1996. Hazeltine s defense and commercial sales were $24.3 million and $3.2 million, respectively in the first quarter of fiscal 1996. Adjusted for the sale of Hazeltine, prior year first quarter defense and commercial sales were $58.7 million and $26.4 million, respectively.

       The backlog of firm orders at December 31, 1996 was $234.9 million, compared with $246.7 million at September 30, 1996. During the first quarter of fiscal 1997, new orders aggregating $57.1 million were received, compared with $71.5 million in the first quarter of fiscal 1996, excluding Hazeltine. First quarter fiscal 1996 orders, as reported including Hazeltine, were $108.5 million. The most significant orders in the current period were for filtration/fluid flow products, airborne radar systems, and integrated mail handling and sorting systems.

       The gross profit percentage was 24.6% in the first quarter of fiscal 1997 and 20.8% in the first quarter of fiscal 1996. The gross profit percentage in the first quarter fiscal 1996 excluding Hazeltine was 21%. The fiscal 1997 first quarter gross profit percentage increased from fiscal 1996 due to an improved sales mix in both the defense and commercial segments.

       Selling, general and administrative expenses for the first quarter of fiscal 1997 were $13 million, or 18.8% of net sales, compared with $16.9 million, or 15% of net sales, for the same period a year ago. Excluding Hazeltine, prior year first quarter selling, general and administrative expense was $13.2 million or 15.5% of adjusted sales. The fiscal 1997 first quarter selling, general and administrative expenses increased as a percentage of adjusted sales due to the reduced sales volume in first quarter fiscal 1997.

       Interest expense decreased to $.3 million from $1.4 million as a result of significantly lower borrowings in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. A significant amount of fiscal
       1996 borrowings was repaid in July 1996 with a portion of the proceeds from the sale of Hazeltine.

       Other costs and expenses, net, were $.7 million in the first quarter of fiscal 1997 compared to $1.8 million in the same period of fiscal 1996. The decrease in fiscal 1997 partially reflects the absence of amortization of a contract guarantee fee previously paid to Emerson Electric Co.

       The effective income tax rate in the first quarter of fiscal 1997 was 27.3% compared with 43.2% for the first quarter of fiscal 1996. The effective income tax rate in the first quarter of fiscal 1997 was favorably impacted by the settlement of a state tax liability assumed by the Company upon the fiscal 1996 divestiture of Hazeltine. Management estimates the annual effective tax rate for fiscal year 1997 to be approximately 40%.The tax provision for the first quarter of fiscal 1996 was impacted by the Corporate Readjustment implemented in fiscal 1993. Consistent with the policy implemented during fiscal 1995, the Company decreased its deferred tax valuation allowance by $.8 million during the quarter ended December 31, 1995. The impact of the Federal tax provision and the reduction in the deferred tax valuation allowance were accounted for as credits to additional paid-in capital for the first quarter of fiscal 1996.


       Financial Condition

       Working capital increased to $89.2 million at December 31, 1996 from $86.2 million at September 30, 1996. During the first three months of fiscal 1997, accounts receivable decreased by $7.4 million as a result of cash collections, and costs and estimated earnings on long-term contracts and inventories decreased in the aggregate by $3.9 million as a result of near-term delivery requirements. Accounts payable and accrued expenses were reduced by $16.6 million during the first quarter of fiscal 1997 through payments necessary to satisfy commitments outstanding at September 30, 1996.

       Net cash used by operating activities was $1.3 million in the first three months of fiscal 1997 and $6.6 million in the same period of fiscal 1996, primarily due to the changes in operating working capital mentioned above.

       Capital expenditures were $1.8 million in the first three months of fiscal 1997 compared with $2.2 million in the first three months of fiscal 1996. Major expenditures in the current period include routine capitalized facility costs at SEI.

       In December 1996, the Company entered into a definitive agreement to acquire the Filtertek business of Schawk, Inc. for $92 million in cash plus working capital adjustments. On February 7, 1997, the Company completed the purchase of Filtertek. The purchase was financed with cash and borrowings from the Company s bank credit facility. The existing bank credit facility was amended and restructured dated February 7, 1997, to increase the available credit facility to $140 million. The maturity of the amended bank credit facility was extended to September 30, 2000.

       PART II. OTHER INFORMATION



       Item 5.   Other Information.


       The Company, on February 7, 1997, completed its acquisition of the Filtertek and the thermoform packaging businesses of Schawk, Inc.
       ( Schawk ). Filtertek is a leader in the manufacture of plastic insert injection molded filter assemblies. The transaction involved the purchase of assets and stock of subsidiary corporations of Schawk. The assets included manufacturing and office facilities, equipment, inventories and accounts receivable, and the Company intends to continue the use of these assets in the on-going operation of the above-mentioned businesses. The consideration paid was $92 million in cash plus working capital adjustments, which was funded by cash and borrowings from the Company s bank credit facility. The banks involved are listed in Exhibit 4 to this Form 10-Q. The consideration was arrived at through arms-length negotiations between the parties.



       Item 6.   Exhibits and Reports on Form 8-K.


       (a) Exhibits

       Exhibit                                           Filed Herewith or
       Number  Description                          Incorporated by Reference
       2(a)    Acquisition Agreement dated
               December 18, 1996 between the
               Company and Schawk, Inc.

               Certain schedules and attachments
               have been omitted due to immateriality.
               The Registrant agrees to furnish
               supplementally a copy of any omitted
               schedule or attachment to the Commission upon request.

         2(b)  First Amendment dated as of
               February 7, 1997 to Acquisition Agreement listed as Exhibit 2(a) above

         4 Credit Agreement dated as of September 23, 1990 (as most recently amended and restated as of February 7, 1997) among the Company, Defense Holding Corp., the Banks listed therein and Morgan Guaranty Trust Company of New York, as agent

  (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

        The information reported in Item 5 above satisfies the requirements of Item 2 of Form 8-K. The Company will file a Form 8-K not later than 60 days after February 22, 1997 containing the financial statement and pro forma financial information required by Item 7 of Form 8-K.

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

                                              ESCO ELECTRONICS CORPORATION

                                             /s/ Philip M. Ford

                                             Philip M. Ford
                                             Senior Vice President
                                             and Chief Financial
                                             Officer

                                             (as duly authorized
                                              officer and principal
       Dated: February 13, 1997               financial officer of
       the registrant)