Form 10-Q
period 1997-03-31
ESCO ELECTRONICS CORP
filed 1997-05-15
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	Form 10-Q


(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended March 31, 1997

	or

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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of common stock trust receipts outstanding at April 30, 1997: 11,821,368 receipts.






                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


             	ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
	            Condensed Consolidated Statements of Operations
	                               (Unaudited)
	            (Dollars in thousands, except per share amounts)


                                               	       Three Months Ended
	                                                           March 31,
		                                                      1997  	       1996
Net sales	                                             $ 88,811    	117,444
Costs and expenses:
	Cost of sales	                                          66,384	     92,336
	Selling, general and administrative expenses	           15,740	     18,577
	Interest expense	                                        1,234	      1,425
	Other, net	                                              1,069	        857
		Total costs and expenses	                              84,427	    113,195
Earnings before income taxes	                             4,384	      4,249
Income tax expense	                                       1,617	      1,835
Net earnings	                                          $  2,767	      2,414

Earnings per share, primary and fully diluted	         $    .23	        .20


See accompanying notes to condensed consolidated financial statements.


                ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)



	                                                      Six Months Ended
	                                                           March 31,
		                                                       1997  	    1996
Net sales	                                             $157,710	   230,054
Costs and expenses:
	Cost of sales	                                         118,323	   181,526
	Selling, general and administrative expenses	           28,691	    35,468
	Interest expense	                                        1,511	     2,814
	Other, net	                                              1,799	     2,613
		Total costs and expenses	                             150,324	   222,421
Earnings before income taxes	                             7,386	     7,633
Income tax expense	                                       2,437	     3,297
Net earnings	                                          $  4,949	     4,336

Earnings per share, primary and fully diluted	         $    .40	       .37


See accompanying notes to condensed consolidated financial statements.


               ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                           (Dollars in thousands)

	                                                  March 31,	   September 30,
	                                                    1997     	      1996
Assets	(Unaudited)
Current assets:
	Cash and cash equivalents	                         $  4,336	       22,209
	Accounts receivable, less allowance for doubtful
		accounts of $366 and $273, respectively	            44,130	       34,664
	Costs and estimated earnings on long-term contracts,
  less	progress billings of $89,274 and $70,671,
  respectively	                                       55,562	       51,585
	Inventories	                                         61,585	       51,187
	Other current assets	                                 3,187	        3,005
                                                     -------       -------
			Total current assets	                             168,800	      162,650
                                                     -------       -------
Property, plant and equipment, at cost	              126,689	       80,351
Less accumulated depreciation and amortization	       31,647	       26,325
                                                     -------       -------
			Net property, plant and equipment	                 95,042	       54,026
Excess of cost over net assets of purchased
 businesses, less	accumulated amortization of
 $2,009 and $1,597, respectively	                     55,199	       20,395
Deferred tax asset	                                   51,660	       53,326
Other assets	                                         17,078	       17,435
                                                     -------       -------
				                                                $387,779	      307,832
                                                    ========       =======
Liabilities and Shareholders' Equity
Current liabilities:
	Short-term borrowings and current maturities
  of long-term debt	                                $ 42,500	        1,300
	Accounts payable	                                    32,591	       40,057
	Advance payments on long-term contracts,
  less costs incurred	of $4,849 and $5,478,
  respectively	                                        8,458	        8,336
	Accrued expenses and other current liabilities	      24,670	       26,771
                                                     -------       -------
			Total current liabilities	                        108,219	       76,464
                                                     -------       -------
Other liabilities	                                    29,044	       28,860
Long-term debt	                                       54,000	       11,375
                                                     -------       -------
			Total liabilities	                                191,263	      116,699
                                                     -------       -------
Commitments and contingencies	                          -	            -
Shareholders' equity:
	Preferred stock, par value $.01 per share,
  authorized 10,000,000 shares	                         -	            -
	Common stock, par value $.01 per share,
  authorized 50,000,000	shares; issued
  12,432,801 and 12,415,346 shares, respectively	        124	          124
	Additional paid-in capital	                         193,445	      192,967
	Retained earnings since elimination of deficit of
  $60,798 at	September 30, 1993	                       9,133	        4,184
	Cumulative foreign currency translation adjustment	     458	          107
	Minimum pension liability	                           (1,770)	      (1,869)
                                                     --------      --------
				                                                 201,390	      195,513
	Less treasury stock, at cost; 615,545 and 566,622
  common shares,	respectively	                        (4,874)	      (4,380)
                                                     --------      --------
			Total shareholders' equity	                       196,516	      191,133
                                                     -------       -------
				                                                $387,779	      307,832
                                                     =======       =======
See accompanying notes to condensed consolidated financial statements.

                  ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Dollars in thousands)

	                                                     Six Months Ended
	                                                          March 31,
		                                                 1997  	            1996
Cash flows from operating activities:
	Net earnings	                                    $ 4,949	           4,336
	Adjustments to reconcile net earnings to net
  cash	used by operating activities:
	Depreciation and amortization	                     6,140	           7,093
	Changes in operating working capital, net of
 	acquired business	                              (17,941)	        (21,213)
	Other	                                             2,203	           3,284
                                                  -------          --------
	Net cash used by operating activities	            (4,649)	         (6,500)
                                                  --------         --------
Cash flows from investing activities:
	Capital expenditures	                             (4,251)	         (4,510)
	Acquisition of business, less cash acquired	     (92,900)	           _
                                                  --------         --------
	Net cash used by investing activities	           (97,151)	         (4,510)
                                                  --------         --------
Cash flows from financing activities:
	Net increase in short-term borrowings	            37,500	          14,500
	Proceeds from long-term debt	                     60,000	            _
	Principal payments on long-term debt	            (13,675)	         (1,037)
	Other	                                               102	             343
                                                  --------          -------
	Net cash provided by financing activities	        83,927	          13,806
                                                  -------          --------
Net increase (decrease) in cash and cash
 equivalents	                                     (17,873)	          2,796
Cash and cash equivalents at beginning of period	  22,209	             320
                                                  --------         --------
Cash and cash equivalents at end of period	      $  4,336	           3,116
                                                 =========         ========

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

The results for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results for the entire 1997 fiscal year.

2.	Earnings Per Share

Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common share options and performance shares by using the treasury stock method. For the three month period ended March 31, 1997, primary and fully diluted earnings per share are computed using 12,266,660 and 12,266,744 common shares and common share equivalents outstanding, respectively.
For the six month period ended March 31, 1997, primary and fully diluted earnings per share are computed using 12,241,742 and 12,248,262 common shares and common share equivalents outstanding, respectively. For the quarter ended March 31, 1996, primary and fully diluted earnings per share are computed using 11,810,203 and 11,950,667 common shares and common share equivalents outstanding, respectively. For the six month period ended
March 31, 1996, primary and fully diluted earnings per share are computed using 11,579,474 and 11,824,245 common shares and common share equivalents outstanding, respectively.

3.	Inventories

Inventories consist of the following (dollars in thousands):
	                                                  March 31,	  September 30,
                                               		    1997          1996
                                                   ---------   -------------
Finished Goods	                                    $  5,618	        5,927
Work in process, including long-term contracts	      41,666	       32,071
Raw materials	                                       14,301	       13,189
                                                   --------       -------
		Total inventories	                               $ 61,585	       51,187
                                                    =======       =======

Under the contractual arrangements by which progress payments are received, the U.S. Government has a security interest in the inventories associated with specific contracts. Inventories are net of progress payment receipts of $.9 million and $1.2 million at March 31, 1997 and September 30, 1996, respectively.

4.Hazeltine Divestiture - 1996

On July 22, 1996, the Company completed the sale of its Hazeltine subsidiary to GEC-Marconi Electronic Systems Corporation (GEC). The Company sold 100% of the common stock of Hazeltine for $110 million in cash. Certain assets and liabilities of Hazeltine were retained by the Company.

Included in the condensed consolidated statement of operations for the three and six months ended March 31, 1996 are the operating results of Hazeltine prior to its divestiture as follows (dollars in thousands):

                                                        Fiscal 1996

                                                	Second Quarter	   Six Months
Net sales	                                          $27,335	          54,828
Cost of sales	                                       21,533	          43,486
Selling, general and administrative expenses	         3,899	           7,629
Other costs and expenses, net	                          322	             525
                                                    -------           ------
Earnings before income taxes	                       $ 1,581	           3,188
                                                    =======           ======




Item 2.	Management's Discussion and Analysis of Results of Operations and
       	Financial Condition


Results of Operations -	Three months ended March 31, 1997 compared with
                        three months 	ended March 31, 1996.

Net sales of $88.8 million for the second quarter of fiscal 1997 decreased $28.6 million (24.4%) from net sales of $117.4 million for the second quarter of fiscal 1996. The decrease was primarily due to the sale of Hazeltine in July 1996. Net sales at the remainder of the Company's operating units decreased approximately $1.3 million due to lower defense sales at Systems & Electronics Inc. (SEI) in the current period, partially offset by the additional sales ($10.7 million) resulting from the Filtertek acquisition in February 1997. Defense sales were $49.7 million and commercial sales were $39.1 million for the second quarter of fiscal 1997, compared with defense and commercial sales of $84.7 million and $32.7 million, respectively, in the second quarter of fiscal 1996. Prior to its divestiture, Hazeltine's second quarter fiscal 1996 defense and commercial sales were $27.2 million and $.1 million, respectively. Adjusted for the sale of Hazeltine, prior year second quarter defense and commercial sales were $57.5 million and $32.6 million, respectively.

The backlog of firm orders at March 31, 1997 was $265.6 million, compared with $234.9 million at December 31, 1996. During the fiscal 1997 second quarter, new orders aggregating $95.5 million were received, compared with $70.6 million in the second quarter of fiscal 1996, excluding Hazeltine. Second quarter fiscal 1996 orders, as reported including Hazeltine, were $91.1 million. Order backlog increased $24 million in conjunction with the acquisition of Filtertek in February 1997. The most significant orders in the current period were for M1000 tank transporters, filtration/fluid flow products and airborne radar systems.

The gross profit percentage was 25.3% in the second quarter of fiscal 1997 and 21.4% in the second quarter of fiscal 1996. The gross profit percentage in the second quarter fiscal 1996 excluding Hazeltine was also 21.4%. The fiscal 1997 second quarter gross profit percentage increased from fiscal
1996 due to an improved sales mix in both the defense and commercial segments.

Selling, general and administrative expenses for the second quarter of fiscal 1997 were $15.7 million, or 17.7% of net sales, compared with $18.6 million, or 15.8% of net sales, for the same period a year ago. Excluding Hazeltine, prior year second quarter selling, general and administrative expense was $14.7 million or 16.3% of adjusted sales. The fiscal 1997 second quarter selling, general and administrative expenses increased as a percentage of adjusted sales due to the reduced sales volume in second quarter fiscal 1997.

Interest expense decreased to $1.2 million from $1.4 million as a result of lower average borrowings in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996. A significant amount of the fiscal 1997 debt was incurred with the February 1997 acquisition of Filtertek.

Other costs and expenses, net, were $1.1 million in the second quarter of fiscal 1997 compared to $.9 million in the same period of fiscal 1996. The increase in fiscal 1997 reflects the increase in amortization of goodwill due to the purchase of Filtertek.

The effective income tax rate in the second quarter of fiscal 1997 was 36.9% compared with 43.2% for the second quarter of fiscal 1996. The lower effective tax rate for 1997 is attributable to the reduction in state and foreign taxes previously paid on income from Hazeltine in fiscal 1996 coupled with the lower Federal rate recognized on the Puerto Rican operations of Filtertek in fiscal 1997.

Results of Operations -	Six months ended March 31, 1997 compared with
                        six months ended	March 31, 1996.

Net sales of $157.7 million for the first six months of fiscal 1997 decreased $72.3 million (31.4%) from net sales of $230.1 million for the first six months of fiscal 1996. The decrease was primarily due to the sale of Hazeltine in July 1996. Net sales at the remainder of the Company's operating units decreased approximately $17.5 million primarily due to lower defense sales at SEI in the current period, partially offset by the additional sales ($10.7 million) resulting from the Filtertek acquisition. Defense sales were $92.2 million and commercial sales were $65.5 million for the first six months of fiscal 1997, compared with defense and commercial sales or $167.7 million and $62.3 million, respectively, in the first six months of fiscal 1996. Hazeltine's defense and commercial sales were $51.5 million and $3.3 million, respectively in the first six months of fiscal 1996. Adjusted for the sale of Hazeltine, prior year first six months defense and commercial sales were $116.2 million and $59.0 million, respectively.

The backlog of firm orders at March 31, 1997 was $265.6 million, compared with $246.7 million at September 30, 1996. During the first six months of fiscal 1997, new orders aggregating $152.6 million were received, compared with $142.2 million in the first six months of fiscal 1996, excluding Hazeltine. Orders during the first six months of fiscal 1996, as reported including Hazeltine, were $199.7 million. Order backlog increased $24 million in conjunction with the acquisition of Filtertek in February, 1997.
The most significant orders in the current period were for M1000 tank transporters, filtration/fluid flow products, airborne radar systems, and integrated mail handling and sorting systems.

The gross profit percentage was 25.0% in the first six months of fiscal 1997 and 21.1% in the first six months of fiscal 1996. The gross profit percentage in the first six months fiscal 1996 excluding Hazeltine was 21.2%. The fiscal 1997 first six months gross profit percentage increased from fiscal 1996 due to an improved sales mix in both the defense and commercial segments.

Selling, general and administrative expenses for the first six months of fiscal 1997 were $28.7 million, or 18.2% of net sales, compared with $35.5 million, or 15.4% of net sales, for the same period a year ago. Excluding Hazeltine, prior year first six months selling, general and administrative expense was $27.8 million or 15.9% of adjusted sales. The fiscal 1997 first six months selling, general and administrative expenses increased as a percentage of adjusted sales due to the reduced sales volume in the first six months of fiscal 1997.

Interest expense decreased to $1.5 million from $2.8 million as a result of lower average borrowings in fiscal 1997 compared to fiscal 1996. A significant amount of the 1997 debt was increased with the February 1997 acquisition of Filtertek.

Other costs and expenses, net, were $1.8 million in the first six months of fiscal 1997 compared to $2.6 million in the same period of fiscal 1996. The decrease in fiscal 1997 reflects lower miscellaneous expenditures in the current six month period.

The effective income tax rate in the first six months of fiscal 1997 was 33.0% compared with 43.2% for the first six months of fiscal 1996. The lower effective tax rate for the first six months of fiscal 1997 is attributable to the reduction in state and foreign taxes previously paid on income from Hazeltine in fiscal 1996 coupled with the favorable resolution of a Hazeltine state tax audit, and the lower Federal rate recognized on the Puerto Rican operations of Filtertek in fiscal 1997. Management estimates the annual effective tax rate for fiscal year 1997 to be approximately 37%.

Financial Condition

Working capital decreased to $60.6 million at March 31, 1997 from $86.2 million at September 30, 1996, primarily due to the additional borrowings related to the Filtertek acquisition, offset by the purchased working capital of Filtertek. During the first six months of fiscal 1997, accounts receivable increased by $9.5 million and inventories increased in the aggregate by $14.4 million primarily as a result of the acquisition of Filtertek. Accounts payable and accrued expenses decreased by $9.6 million during the first six months of fiscal 1997 through payments necessary to satisfy commitments outstanding at
September 30, 1996. Net cash used by operating activities was $4.6 million in the first six months of fiscal 1997 and $6.5 million in the same period of fiscal 1996. The decrease in the 1997 period was primarily due to the changes in operating working capital mentioned above.

Capital expenditures were $4.3 million in the first six months of fiscal 1997 compared with $4.5 million in the first six months of fiscal 1996. Major expenditures in the current period include routine capitalized facility costs at SEI and manufacturing equipment at Filtertek and PTI.

On February 7, 1997, the Company completed the purchase of Filtertek. The purchase was financed with cash and borrowings from the Company's bank credit facility. The existing bank credit facility was amended and restated as of February 7, 1997 to increase the available credit facility to $140 million. The maturity of the amended bank credit facility was extended to September 30, 2000. This acquisition will be accounted for under the purchase method of accounting, and accordingly, the acquisition cost will be allocated among the net assets of Filtertek based upon their estimated fair market values. However, this allocation process has not yet been completed.

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 (SFAS 129), "Disclosure of Information about Capital Structure". The Company will adopt the provisions of these pronouncements during the quarter ending
December 31, 1997. The effect of adopting these provisions is not expected to be material.



	PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Company's shareholders was held on Tuesday
February 11, 1997. Voted on at the meeting was the election of two directors. The voting for directors was as follows:

                            	For	         Withheld

J. M. McConnell	         10,425,275	       74,170
D.  C. Trauscht	         10,447,899	       51,546

The only other matter voted on at the meeting was a proposal to approve the 1997 Performance Share Plan. The voting on this proposal was as follows:

                                                            	Broker
                  	For	     Against 	    Abstentions 	     Non-Votes
               ----------   --------     -----------       ---------
               	9,805,717	  631,456	       62,272	             0


Item 6.	Exhibits and Reports on Form 8-K.

a) Exhibits

 Exhibit
 Number

 2(a)	Acquisition Agreement dated December 18, 1996 between the Company and
     	Schawk, Inc.

      Certain schedules and attachments have been omitted due to immateriality. The Company agrees to furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.

 2(b)	First Amendment dated as of February 7, 1997 to Acquisition Agreement
      listed 	as Exhibit 2(a) above.

 4	   Credit Agreement dated as of September 23, 1990 (as most recently
      amended	and restated as of February 7, 1997) among the Company,
      Defense Holding 	Corp., the Banks listed therein and Morgan Guaranty
      Trust Company of New 	York, as agent.

 The above-listed Exhibits are incorporated by reference to Form 10-Q for the quarterly period ended December 31, 1996, at the Exhibit Numbers listed above, respectively.

b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K, dated February 7, 1997, during the quarter ended March 31, 1997 which reported "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits". Financial statements filed with the report were:

(1) Audited financial statements of Filtertek at December 31, 1996 and the consolidated results of its operations and its cash flows for the year then ended.

(2)  Introduction to Unaudited Pro Forma Consolidated Financial Statements.

(3) Unaudited Pro Forma Consolidated Statement of Operations for the fiscal year ended September 30, 1996.

(4) Unaudited Pro Forma Consolidated Statement of Operations for the three months ended December 31, 1996.

(5)  Unaudited Pro Forma Consolidated Balance Sheet at December 31, 1996.


                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           	ESCO ELECTRONICS CORPORATION

                                          	/s/ Philip M. Ford
                                           -------------------
                                          	Philip M. Ford
	                                          Senior Vice President
	                                          and Chief Financial	Officer
	                                          (as duly authorized officer
	                                          and principal financial
Dated: May 14,1997	                        officer of the registrant)