Form 10-K405/A
period 1996-09-30
ESCO ELECTRONICS CORP
filed 1997-05-30
CIK 866706

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                     ----------------------------------

                                  FORM 10-K/A
                                 AMENDMENT NO. 1

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


Number of Common Stock Trust Receipts outstanding at December 11, 1996:
11,799,171 Receipts.

                    DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the registrant's Annual Report to Stockholders for fiscal year ended September 30, 1996 (the "1996 Annual Report") (Part II)

2. Portions of the registrant's Proxy Statement dated December 6, 1996
   (Part III).

          EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A is being filed as an amendment to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 1996, for the purpose of amending Items 6, 7 and 8 of Part II, and Item 14 of Part IV thereof in their entirety as set forth herein. References in the registrant's Form 10-K to "Notes to Consolidated Financial Statements in the 1996 Annual Report" are to the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K/A.

                        ESCO ELECTRONICS CORPORATION
            INDEX TO AMENDMENT NO 1 TO ANNUAL REPORT ON FORM 10-K/A
Item      Description                                                    Page
----      -----------                                                    ----
Part II

  6.  Selected Financial Data.                                              xx

  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations.                                                xx

  8.  Financial Statements and Supplementary Data.                          xx

Part IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.     xx

SIGNATURES                                                                  xx

INDEX TO EXHIBITS                                                           xx

Item 6.  Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes included herein.

FIVE-YEAR FINANCIAL SUMMARY


(Dollars in millions, except per share amounts)                   1996         1995         1994         1993      1992
                                                                  <F1>         <F2>                      <F3>
------------------------------------------------------------------------------------------------------------------------
FOR YEARS ENDED SEPTEMBER 30:
  Net sales                                                    $438.5         441.0         473.9          459.7   406.3
  Interest expense                                                4.8           5.5           3.6            2.5     1.3
  Earnings (loss) before income taxes                            14.8         (29.5)         12.7            6.4     2.0
  Net earnings (loss)                                            26.1         (30.3)          8.3            5.2     1.4
  Earnings (loss) per share:
    Primary                                                      2.26         (2.76)           .72            .47    .12
    Fully diluted                                                2.25         (2.76)           .72            .46    .12

AS OF SEPTEMBER 30:
  Working capital                                               86.2          71.4           86.6           76.8   100.5
  Total assets                                                 307.8         378.0          347.5          335.3   541.7
  Long-term debt                                                11.4          23.5           25.1            8.1     8.1
  Shareholders' equity                                         191.1         182.3          187.4          174.1   390.9
------------------------------------------------------------------------------------------------------------------------

<F1>Includes the sale of Hazeltine; $25.3 million of other charges related to cost of sales; and includes an adjustment to the income tax valuation reserve (See Notes 2, 6 and 14 of Notes to Consolidated Financial Statements)

<F2>Includes $16.5 million of other charges related to cost of sales and a change in accounting estimate (See Notes 1(e) and 14 of Notes to Consolidated Financial
    Statements).

<F3>Includes impact of Corporate Readjustment (See Note 1(b)).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

 ..............
Business
Environment
 ..............

      ESCO Electronics Corporation (ESCO, the Company) primarily operates within the increasingly competitive defense industry. As the overall defense industrial base continues its rapid consolidation, ESCO has responded to this competitive challenge by continuing to reposition itself to compete in the global marketplace and to apply defense technologies to commercial products. Management believes the Company's strong product diversification and technology niches in its core defense businesses will enable it to compete effectively in these shrinking defense markets.
      During 1996, management implemented one of the key elements of its strategy to create shareholder value -- the sale of Hazeltine Corporation (Hazeltine). On July 22, 1996, the Company completed the sale of its Hazeltine subsidiary to GEC-Marconi Electronic Systems Corporation (GEC). The Company sold 100% of the common stock of Hazeltine for $110 million in cash. The sale of Hazeltine enabled the Company to further strengthen its overall financial position and to return a significant amount of the proceeds to shareholders.
      Also during 1996, management continued to increase its investment in commercial opportunities by selectively applying the Company's proven defense technologies and capabilities to non-military applications. This success was evidenced by the 43% increase in commercial sales in 1996 compared to 1995.
      During 1995, the Company enhanced its competitive repositioning by implementing a facilities consolidation program which reduced the Company's operating facilities' square footage by approximately 30%.
      Overall, 1996 was a challenging, yet rewarding year for ESCO. Mature defense programs which were completed in the prior year were replaced by new defense programs and new commercial opportunities. These new program opportunities, in conjunction with the sale of Hazeltine, effectively repositioned the Company's business base for the remainder of the decade. This should allow ESCO to increase its commercial segment contribution while continuing to reduce its overall dependence on its defense business.
      ESCO's improved financial position and strong balance sheet at September 30, 1996 should allow the Company to continue its strategy of deliberate diversification through internal product development and acquisitions, thereby increasing shareholder value.

 ..............
Results of
Operations
 ..............

1996 Compared with 1995
      Net sales of $438.5 million in 1996 were $2.5 million (0.6%) lower than net sales of $441 million in 1995. The decrease was primarily the result of the sale of Hazeltine in July 1996. Hazeltine's sales for the ten-month period of 1996 prior to its divestiture were $20.4 million lower than its full year's sales in 1995. Net sales at the remainder of the Company's operating units increased $17.9 million in 1996 compared to 1995 due to increased sales volume at Systems & Electronics Inc. (SEI) and PTI Technologies Inc. (PTI). In 1996, defense sales were $301 million and commercial sales were $137.5 million compared with 1995 defense and commercial sales of $345.1 million and $95.9 million, respectively. Hazeltine's commercial sales were not significant in either period presented. The increase in 1996 commercial sales reflects additional volume primarily at SEI, PTI and EMC Test Systems. Management expects the Company's commercial sales content as a percent of total sales will continue to increase in 1997.

      The Company is involved in the design, development and manufacture of products for the defense and commercial markets. The Company generally manufactures products only upon receipt of firm customer orders and delivers the products in accordance with the customer's schedule. As a result, the Company's beginning backlog of firm orders, the level of orders received during the year and the mix of products to be produced all influence the Company's operating results.
      The September 30, 1995 backlog of $530.9 million as previously reported included $236.3 million related to Hazeltine. Firm order backlog was $246.7 million at September 30, 1996, compared to $294.6 million as adjusted to remove Hazeltine's backlog at September 30, 1995. The decrease in backlog as adjusted reflects the timing of receipt of orders and related sales throughout the various programs' life cycles, principally at SEI.
      Orders aggregating $373.6 million were received in 1996, compared with $436.2 million in 1995. Orders received by Hazeltine prior to its sale were $77.4 million and $160.1 million in 1996 and 1995, respectively. Adjusted to remove Hazeltine from both periods, comparative orders for 1996 and 1995 were $296.2 million and $276.1 million, respectively, reflecting a $20.1 million (7.3%) increase. The largest increases in orders were recorded at PTI and EMC Test Systems. The most significant orders in 1996 were for filtration/fluid flow products; aircraft cargo loaders; EMC test equipment; M1000 tank transporters; integrated mail handling and sorting systems; and airborne radar systems.
      The Company computes gross profit as: net sales, less cost of sales, less other charges related to cost of sales. The gross profit margin is the gross profit divided into net sales expressed as a percentage.
      The gross profit margin in 1996 was 10.6% compared to 18.1% in 1995.
The decrease in 1996 was primarily attributable to two factors: a $23 million adjustment of the estimate of the costs to complete the 60K Loader program at SEI; and the components of other charges related to cost of sales as discussed below. The 1996 gross profit margin, excluding the 60K Loader adjustment and the other charges related to cost of sales would have been 21.6%, compared to the 1995 gross margin percentage of 21.8%, excluding the 1995 other charges related to cost of sales. The gross profit percentage attributable to the commercial segment increased slightly in 1996 compared to 1995 due to a favorable product sales mix.
      During 1996, and in connection with the sale of Hazeltine and management's decision to pursue a strategy of deliberate diversification from defense to commercial, the Company reevaluated the carrying value of certain assets. As a result of this reevaluation, the Company recorded $25.3 million of other charges related to cost of sales in 1996. These strategic decisions were intended to increase the contributions of the commercial segment and to reduce the Company's overall dependence on the defense businesses.
      The 1996 charge includes $14.3 million of inventories related to defense programs which management no longer intends to actively pursue; $6 million of costs included in other assets incurred in anticipation of certain defense contract awards (Precontract Costs) which the Company no longer intends to actively pursue; and a $5 million adjustment in the Company's estimate of recoveries in a contract dispute related to the M1000 tank transporter program.
      The 1996 write-down of $14.3 million in inventories and $6 million of Precontract Costs was the result of management's decision to refocus its marketing efforts to products which could yield more immediate results. The inventories related to mature armament products which, in earlier years, were manufactured and sold in large quantities. Although this inventory had been in limited production in recent years, until 1996 these items were considered to have sufficient annual proposals outstanding to support potential future sales activity. No significant sales revenue was recognized in the periods presented. The 1996 write-off of $6 million of Precontract Costs related to a specific armament contract with the U.S. Navy. The Company incurred costs to build a prototype to satisfy the customer requirements. After repeated delays and modifications by the customer, the Company, as part of its shift in strategic direction, determined that further pursuit of this contract would not be cost beneficial. The $5 million adjustment related to the M1000 contract dispute was the result of the Company receiving information in 1996 which indicated the carrying value of certain M1000 claim costs may not be fully recoverable.
      Other charges related to cost of sales of $16.5 million incurred during 1995 were related to the facilities consolidation program implemented in 1995. The 1995 charges include an $8.6 million pretax charge for a non-cash write-off related to the accounting for the lease on the 8100 West Florissant, St. Louis, Missouri (8100 Building) facilities which were vacated, and a $7.9 million non-cash pretax charge associated with the disposition of safety stock inventories resulting from the facilities consolidation program and related restructuring of the Company's West Coast operations.
      Selling, general and administrative expenses for 1996 were $70.5 million, or 16.1% of net sales, compared with $74.2 million, or 16.8% of net sales, for 1995. The decrease in 1996 is the result of successful cost containment programs throughout the Company and the sale of Hazeltine.
      Interest expense decreased to $4.8 million in 1996 from $5.5 million in 1995, primarily as a result of lower average outstanding borrowings and lower weighted average interest rates throughout 1996 compared to 1995. A significant amount of the outstanding borrowings were repaid in July 1996 with a portion of the proceeds from the sale of Hazeltine.
      Other costs and expenses, net, decreased in 1996 to $5 million from $29.5 million in 1995. The decrease is primarily due to the absence in 1996 of approximately $16.1 million in amortization of a contract guarantee fee previously paid to Emerson Electric Co.(Emerson) in connection with the spin-off of ESCO in 1990, and the absence of the $7.8 million charge for exit and relocation charges incurred in connection with the abandonment of the 8100 Building. The 1995 guarantee fee amortization of $16.1 million includes an $11.1 million non-cash charge for the Company's 1995 change in accounting estimate
(see Note 1 (e)) related to the Emerson guarantee fee, and approximately
$5 million of normal amortization.
      The gain on the sale of Hazeltine represents the net gain after deducting selling costs and expenses and after deducting for certain assets and liabilities retained by ESCO.
      Based on the Company's historical pretax income and losses, adjusted for significant items such as the facilities consolidation program, the change in accounting estimates and other costs related to cost of sales, together with management's projection of future taxable income based upon its shift in strategic direction, management believes it is more likely than not that the Company will realize a majority of the benefits of the net deferred tax asset existing at September 30, 1996. In order to realize the aforementioned net deferred tax asset, excluding the capital loss carryforward, the Company will need to generate future taxable income of approximately $189 million, a significant portion of which is required to be realized prior to the expiration of the net operating loss (NOL) carryforwards, for which a a significant portion expires in 2006 and the remainder thereafter. As a result of the sale of Hazeltine, the Company has generated a capital loss for tax purposes of approximately $87 million. This capital loss may be applied for a limited period towards future capital gains recognized by the Company, at which time the Company may realize additional tax benefits. Any unused capital loss carryforward will expire in 2001.

      The Company had previously reduced its deferred tax valuation allowance systematically by utilizing projected taxable income over a specified future period of time. Management currently believes, considering the aforementioned items, the Company will generate sufficient taxable income to absorb all net operating loss carryforwards and deductible temporary differences prior to expiration of the NOLs, and accordingly, in 1996 reduced its deferred tax valuation allowance by $15.8 million. The remaining portion of the 1995 deferred tax valuation allowance of approximately $12.7 million represents management's best estimate of the portion of the deferred tax asset associated with temporary differences and NOLs which may not be realized. Due to the 1993 Corporate Readjustment, $15.1 million of this reduction was credited directly to additional paid-in capital. The remaining $.7 million was credited directly to the tax provision. The Company has maintained a full valuation reserve in the amount of $30.6 million for the portion of the deferred tax asset represented by the capital loss. There can be no assurance, however, that the Company will generate sufficient taxable income or a specified level of continuing taxable income in order to fully utilize the deferred tax assets in the future.
      Income tax expense for 1995 reflects foreign, state and local taxes, net of a $.4 million benefit recognized in 1995.
      The effective tax rate in 1996 was (77%) compared with (2.6%) in 1995. The 1996 effective tax rate was favorably impacted by the divestiture of Hazeltine. The tax provisions for both periods presented are impacted by the Corporate Readjustment implemented in 1993. The income tax benefit recognized in 1995 of $25.2 million was accounted for as a credit to additional paid-in capital.
      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires recognition of an impairment loss for long-lived assets if the sum of the entity's expected future undiscounted cash flow is less than the carrying amount of the respective assets. The Company will adopt the provisions of SFAS 121 in 1997. The effect on 1997 results of operations is not expected to be material.
      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123, which is effective beginning in 1997, establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company will comply with SFAS 123 in 1997. The Company is currently evaluating which alternatives available within the Standard will be adopted.

1995 Compared with 1994
      Net sales of $441 million in 1995 were $32.9 million (6.9%) lower than net sales of $473.9 million in 1994. The decrease was primarily the result of the completion of mature defense programs in 1994 at SEI and Hazeltine, which were partially replaced by new defense programs entering production and new commercial products. In 1995, defense sales were $345.1 million and commercial sales were $95.9 million compared with 1994 defense and commercial sales of $387.2 million and $86.7 million, respectively. The increase in 1995 commercial sales reflects additional volume primarily at PTI and SEI.
      Firm order backlog was $530.9 million at September 30, 1995, a $4.8 million (.9%) decrease from the $535.7 million backlog at September 30, 1994. Orders aggregating $436.2 million were received in 1995, compared with $418.7 million in 1994. The most significant orders in 1995 were for electronic identification systems; aircraft cargo loaders; anti-missile system canisters and the related M860 trailers; high power device testers; TOW missile systems; and fire support systems used on the Bradley Fire Support Team vehicle.

      The Company computes gross profit as net sales, less cost of sales, less other charges related to cost of sales. The gross profit margin is the gross profit divided into net sales expressed as a percentage.
      The gross profit margin in 1995 decreased to 18.1% from 21.2% in 1994, primarily due to other charges related to cost of sales. The 1995 gross margin percentage, excluding other charges related to cost of sales, would have been 21.8%. The 1994 gross profit was negatively impacted by the revised estimate of the costs to complete the M1000 tank transporter program at SEI. The gross profit percentages attributable to the defense and commercial segments remained consistent within the comparable periods presented.
      Other charges related to cost of sales of $16.5 million incurred during 1995 were related to the facilities consolidation program implemented in 1995. The 1995 charges include an $8.6 million pretax charge for a non-cash write-off related to the accounting for the lease on the 8100 Building which was vacated, and a $7.9 million non-cash pretax charge associated with the disposition of safety stock inventories resulting from the consolidation program and related restructuring of the Company's West Coast operations.
      Selling, general and administrative expenses for 1995 were $74.2 million, or 16.8% of net sales, compared with $76 million, or 16% of net sales, for 1994. The decrease in 1995 spending was the result of successful cost containment programs throughout the Company. The increase in 1995 percentage of sales was primarily due to additional investment in start-up commercial programs throughout the Company.
      Interest expense increased to $5.5 million in 1995 from $3.6 million in 1994, primarily as a result of the additional short-term borrowings outstanding throughout 1995 needed to fund current working capital requirements and higher market interest rates throughout 1995.
      Other costs and expenses, net, increased in 1995 to $29.5 million from $8 million in 1994, primarily due to $16.1 million in amortization of a contract guarantee fee previously paid to Emerson in connection with the spin-off of ESCO in 1990, and a $7.8 million charge for exit and relocation charges incurred in connection with the abandonment of the 8100 Building. The 1995 guarantee fee amortization of $16.1 million includes an $11.1 million non-cash charge for the Company's 1995 change in accounting estimate (see Note 1 (e)) related to the Emerson guarantee fee, and approximately $5 million of normal amortization. Management changed its accounting estimate in 1995 based upon a formal review of the guaranteed contracts and the expected future revenue streams to be generated from the respective contracts. Based upon this review, Management changed its method of accounting from amortizing the guarantee fee over the expected duration of the contracts (straight-line basis) to amortizing it based on the related guaranteed contract revenues generated to date and the expected future revenues. Other costs and expenses, net, in 1994 included approximately $5 million in amortization of a contract guarantee fee paid to Emerson.
      Income tax expense for 1995 reflects foreign, state and local taxes, net of a $.4 million benefit recognized in 1995.
      The effective tax rate in 1995 was (2.6%) compared with 34.4% in 1994. The tax provisions for both periods presented are impacted by the Corporate Readjustment implemented in 1993. The income tax benefits recognized in 1995 and 1994 of $25.2 million and $4.2 million, respectively, were accounted for as credits to additional paid-in capital.

 ..............
Capital
Resources
and Liquidity
 ..............

      The Company has been, and will continue to be, impacted by changes in the defense industry brought about by the changing international political environment and the U.S. Government's deficit reduction measures, including procurement policies and tax reform. This operating environment requires defense contractors to make significant capital commitments to programs for extended periods of time. The Company has been concentrating on shifting its business from development programs to production programs and on increasing the commercial content of its business base, resulting in lower working capital requirements and thereby reducing the risk inherent in the defense industry.
      Net cash provided by operating activities in 1996 was $1.0 million compared to net cash used by operating activities of $8.1 million in 1995. The 1996 net cash provided by operating activities improved compared to 1995 primarily due to lower investment in working capital in 1996. The 1996 net cash provided by operating activities was favorably impacted by positive cash generation from inventories versus the 1995 cash investment required for inventories. This 1996 cash generation from inventories was partially offset by the liquidation of advance payments on long-term contracts received in 1995.
      Net cash used by operating activities was $8.1 million in 1995, compared to $11.4 million in 1994. The 1995 net cash used by operating activities was significantly impacted by the $6.6 million cash requirement necessary to fund operating working capital, primarily at SEI. The 1995 operating working capital requirements were impacted by: an increase of $29 million in costs and estimated earnings on long-term contracts and inventories primarily to satisfy near-term production and delivery requirements; partially offset by a $9.2 million increase in advance payments received on long-term contracts.
      The 1994 operating working capital requirements were adversely affected by: an increase in accounts receivable, primarily due to the timing and volume of deliveries and cash receipts; and reductions in accounts payable, advance payments on long-term contracts and accrued expenses resulting from payments necessary to satisfy outstanding commitments throughout 1994.
      In 1996, capital expenditures of $8.6 million included capitalized facility costs at SEI resulting from the 1995 facilities consolidation program, and process equipment at PTI. The 1996 capital expenditures included $1.5 million related to Hazeltine. In 1995, capital expenditures of $11.1 million included capitalized facility costs and production test equipment at SEI and facility restoration costs at Rantec resulting from the 1994 California earthquake. In 1994, the most significant expenditures included process equipment at PTI, facility restoration costs at Rantec and production test equipment at Hazeltine. There were no commitments outstanding that were considered material for capital expenditures at September 30, 1996.
      At September 30, 1996, the Company had available net operating loss carryforwards (NOLs) for tax purposes of approximately $120 million. These NOLs will expire beginning in year 2006 and ending in year 2010. These NOLs will be used to reduce future Federal income tax cash payments.
      On December 29, 1994, the Company purchased the assets of Ray Proof North America, a division of Shielding Systems Corporation, a wholly owned subsidiary of Bairnco Corporation, for approximately $1.6 million. Ray Proof was primarily involved in the development, production, installation and test of anechoic absorber material and shielding room materials.

      On December 1, 1993, the Company acquired Schumacher Filters, Ltd. (renamed PTI Technologies Limited) for approximately $7.6 million.
      In conjunction with the sale of Hazeltine in July 1996, the Company amended its bank credit facility. The Company maintained its $80 million revolving credit facility (subject to borrowing base asset limitations), repaid all outstanding short-term borrowings and paid down the bank term loan to $13 million. The $13 million term loan has scheduled amortization payments of $325,000 per quarter commencing in the quarter ended September 30, 1996. The maturity of the bank credit facility is September 30, 1998. The amended bank agreement also allowed the Company to use a portion of the Hazeltine sales proceeds to pay a special cash distribution to shareholders in 1996 and to repurchase a significant amount of outstanding ESCO common shares in the open market. The revolving credit facility is available for direct borrowings and/or the issuance of letters of credit. These credit facilities are provided by a group of banks, led by Morgan Guaranty Trust Company of New York. At September 30, 1996, the Company had $64.2 million available under this revolving credit facility. The $8 million subordinated term loan was repaid in 1996.
      In 1996, the Company authorized an open market share repurchase program for up to two million shares of common stock over a period ending September 30, 1998. No shares were repurchased in 1996.
      Cash flow from operations and borrowings under the bank credit facility are expected to provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.
      During 1995, Textron, Inc. returned and the Company has cancelled the 500,000 warrants previously issued in connection with the September 30, 1992 acquisition of PTI.
      Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.
      The Company is currently involved in various stages of investigation, remediation and litigation relating to environmental matters. Based on current information available, management does not believe the aggregate costs involved in the resolution of these matters will have a material adverse effect on the Company's operating results, capital expenditures or competitive position.

 ..............
Forward-
Looking
Information
 ..............

      The statements contained in this Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, product mix, market demand and product development are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: changing priorities or reductions in the U.S. and worldwide defense budgets; termination of government contracts due to unilateral government action or the Company's failure to perform; delivery delays or defaults by customers; performance issues with key suppliers and subcontractors; the Company's successful execution of internal operating plans; and collective bargaining labor disputes.

Item 8.     Financial Statements and Supplementary Data.

ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

Years ended September 30,
(Dollars in thousands, except per share amounts                     1996                 1995           1994
---------------------------------------------------------------------------------------------------------------------
Net sales                                                          $438,543             441,023         473,855

Costs and expenses:
   Cost of sales                                                    366,719             344,781         373,580
   Other charges related to cost of sales                            25,300              16,522              --
   Selling, general and administrative expenses                      70,464              74,162          75,989
   Interest expense                                                   4,781               5,549           3,646
   Other, net                                                         5,017              29,514           7,984
   Gain on sale of Hazeltine                                        (48,500)                 --              --
                                                                    --------            -------         -------
      Total costs and expenses                                      423,781             470,528         461,199
                                                                   --------             -------         -------

Earnings (loss) before income tax                                    14,762             (29,505)         12,656

Income tax expense (benefit)                                        (11,374)                755           4,348
                                                                    --------            -------          -------
      Net earnings (loss)                                          $ 26,136             (30,260)           8,308
                                                                    --------             -------         -------

Earnings (loss) per share:
   Primary                                                         $   2.26              (2.76)              .72
   Fully diluted                                                   $   2.25              (2.76)              .72
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Years ended September 30,
(Dollars in thousands)                                                                            1996              1995
------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                   $ 22,209               320
   Accounts receivable, less allowance for doubtful accounts of $273 and $242
       in 1996 and 1995, respectively                                                           34,664            48,224
   Costs and estimated earnings on long-term contracts, less progress
       billings of $70,671 and $72,194 in 1996 and 1995, respectively                           51,585            51,923
   Inventories                                                                                  51,187           107,421
   Other current assets                                                                          3,005             3,975
                                                                                              --------           -------
       Total current assets                                                                    162,650           211,863
                                                                                              --------           -------


PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements                                                                    6,586            14,996
   Buildings and leasehold improvements                                                         27,974            46,597
   Machinery and equipment                                                                      40,748            47,333
   Construction in progress                                                                      5,043             7,300
                                                                                              --------           -------
                                                                                                80,351           116,226
   Less accumulated depreciation and amortization                                               26,325            24,747
                                                                                              --------           -------
       Net property, plant and equipment                                                        54,026            91,479

Excess of cost over net assets of purchased businesses, less accumulated
   amortization of $1,597 and $1,051 in 1996 and 1995, respectively                             20,395            20,490
Deferred tax asset                                                                              53,326            25,637
Other assets                                                                                    17,435            28,532
                                                                                              --------           -------
                                                                                              $307,832           378,001
------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

ESCO ELECTRONICS CORPORATION SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Years ended September 30,
(Dollars in thousands)                                                                            1996              1995
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings and current maturities of long-term debt                            $   1,300            39,000
   Accounts payable                                                                             40,057            42,327
   Advance payments on long-term contracts, less costs incurred
       of $5,478 and $2,816 in 1996 and 1995, respectively                                       8,336            19,617
Accrued expenses                                                                                26,771            39,510
                                                                                              --------           -------
       Total current liabilities                                                                76,464           140,454
                                                                                              --------           -------
Other liabilities                                                                               28,860            31,840
Long-term debt                                                                                  11,375            23,452
                                                                                              --------           -------
       Total liabilities                                                                       116,699           195,746
                                                                                              --------           -------
Commitments and contingencies                                                                       --                --

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share, authorized 10,000,000 shares                          --                --
   Common stock, par value $.01 per share, authorized 50,000,000 shares;
       issued 12,415,346 and 11,574,420 shares in 1996 and 1995, respectively                      124               116
   Additional paid-in capital                                                                  192,967           210,205
   Retained earnings (deficit) since elimination of deficit of $60,798 at
       September 30, 1993                                                                        4,184          (21,952)
   Cumulative foreign currency translation adjustments                                             107               292
   Minimum pension liability                                                                    (1,869)          (1,998)
                                                                                              --------           -------
                                                                                               195,513           186,663
   Less treasury stock, at cost (566,622 and 570,472 common shares in 1996
       and 1995, respectively)                                                                  (4,380)          (4,408)
                                                                                              --------           -------
       Total shareholders' equity                                                              191,133           182,255
                                                                                              --------           -------
                                                                                              $307,832           378,001
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                            Cumulative
                                                                                            Foreign
                                              Common Stock       Additional    Retained     Currency   Minimum
                                          --------------------      Paid-in    Earnings   Translation  Pension  Treasury
Years ended September 30, (In thousands)    Shares     Amount       Capital   (Deficit)   Adjustments   Liability  Stock
------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1993                  11,387    $114        177,789     --          (161)        --       (3,643)
   Exercise of stock options                    133       1          1,657     --            --         --          --
   Net earnings                                --        --           --       8,308         --         --          --
   Effect of Corporate Readjustment
       on taxes                                --        --          4,177     --            --         --          --
   Purchases into treasury                     --        --           --       --            --         --         (795)
   Translation adjustments                     --        --           --       --           (34)        --          --
------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1994                  11,520     115        183,623     8,308       (195)        --       (4,438)

   Exercise of stock options                     54       1          1,343     --            --         --           30
   Net loss                                   --        --            --     (30,260)        --         --          --
   Effect of Corporate Readjustment
       on taxes                               --        --          25,239     --            --         --          --
   Translation adjustments                    --        --           --        --           487            --        --
   Minimum pension liability                  --        --           --        --           --         (1,998)       --
------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995                 11,574     116         210,205    (21,952)      292        (1,998)   (4,408)
   Exercise of stock options                   841       8           3,214      --           --            --        28
   Net earnings                                 --      --              --     26,136        --            --        --
   Effect of Corporate Readjustment
       on taxes                                 --      --          15,094         --        --            --        --
   Cash distribution ($3.00 per share)          --      --         (35,546)        --        --            --        --
   Translation adjustments                      --      --              --         --      (185)           --        --
   Minimum pension liability                    --      --              --         --        --           129        --
------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                 12,415    $124         192,967      4,184       107        (1,869)   (4,380)
------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Years ended September 30,
(Dollars in thousands)                                                          1996              1995              1994
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings (loss)                                                      $ 26,136           (30,260)            8,308
   Adjustments to reconcile net earnings (loss) to net cash
     provided (used) by operating activities:
       Depreciation and amortization                                          13,486            14,042            13,652
       Changes in operating working capital                                    5,852            (6,602)         (20,668)
       Write-off of certain assets                                            25,300            19,744                --
       Gain on sale of Hazeltine                                             (48,500)               --                --
       Effect of deferred taxes on tax provision                             (12,598)             (448)            4,177
       Other                                                                  (8,698)           (4,595)         (16,894)
                                                                            --------           -------            ------
     Net cash provided (used) by operating activities                            978            (8,119)         (11,425)
                                                                            --------           -------            ------

Cash flows from investing activities:
   Capital expenditures                                                       (8,558)          (11,146)         (10,131)
   Divestiture / (acquisition) of businesses                                 110,000            (1,596)          (7,648)
                                                                            --------           -------            ------
     Net cash provided (used) by investing activities                        101,442           (12,742)         (17,779)
                                                                            --------           -------            ------

Cash flows from financing activities:
   Proceeds from long-term debt                                                   --             4,490                --
   Principal payments on long-term debt                                      (15,386)           (2,217)          (1,046)
   Net increase (decrease) in short-term borrowings                          (33,000)           15,500            22,500
   Special cash distribution / purchases of common stock into treasury       (35,546)               --             (795)
   Other                                                                       3,401               752               695
                                                                            --------           -------            ------
     Net cash provided (used) by financing activities                        (80,531)           18,525            21,354
                                                                            --------           -------            ------
   Net increase (decrease) in cash and cash equivalents                       21,889            (2,336)          (7,850)
Cash and cash equivalents at beginning of year                                   320             2,656            10,506
                                                                            --------           -------            ------
Cash and cash equivalents at end of year                                    $ 22,209               320             2,656
                                                                            --------           -------            ------

Changes in operating working capital:
   Accounts receivable, net                                                 $  5,487             1,191          (14,255)
   Costs and estimated earnings on long-term contracts, net                  (14,382)           (7,140)            5,310
   Inventories                                                                20,730           (21,820)            5,272
   Other current assets                                                          (15)            2,625           (4,258)
   Accounts payable                                                              133             8,408           (8,623)
   Advance payments on long-term contracts, net                               (7,183)            9,180           (2,350)
   Accrued expenses                                                            1,082               954           (1,764)
                                                                            --------           -------            ------
                                                                            $  5,852            (6,602)         (20,668)
                                                                            --------           -------            ------
Supplemental cash flow information:
   Interest paid to third parties                                           $  4,765             5,495             3,411
   Income taxes paid                                                             673               972             1,143
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

 .............................................
1. Summary of Significant Accounting Policies
 .............................................

(a)   Principles of Consolidation
      The consolidated financial statements include the accounts of ESCO Electronics Corporation (ESCO) and its wholly owned subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

(b)   Basis of Presentation
      Effective September 30, 1990, Emerson Electric Co. (Emerson) transferred the stock of certain of its subsidiaries, primarily related to its government and defense business, to ESCO and distributed all of the issued and outstanding ESCO common stock to Emerson shareholders (the spin-off). Effective September 30, 1993, the Company implemented an accounting readjustment in accordance with the accounting provisions applicable to a "quasi-reorganization" which restated assets and liabilities to fair values and eliminated the deficit in retained earnings.
      Fair values of the Company's financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. The estimated fair value of each class of financial instruments approximated the related carrying value at September 30, 1996 and 1995.

(c)   Nature of Operations
      The Company is engaged in the research, development, manufacture, sale and support of a wide variety of defense and commercial systems and products. Defense items principally are supplied to the United States Government under prime contracts from the Army, Navy and Air Force and under subcontracts with their prime contractors, and are also sold to foreign customers. Commercial items are supplied to a variety of customers worldwide.
      The Company operates in two principal industry segments: defense and commercial. The Company's main products include defense electronics, defense systems, filtration/fluid flow, communications/test and other industrial and government products.

(d)   Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e)   Change in Accounting -- 1995
      Emerson guaranteed the performance of most of the Company's contracts which existed at the spin-off. In consideration of these performance guarantees, the Company paid Emerson a guarantee fee of $7.4 million per year during the five-year period ended September 30, 1995.
      During 1995, management reviewed the accounting for these performance guarantees and determined the period and method of amortizing the guarantee fee should take into consideration the expected future revenue stream from the respective guaranteed contracts. Accordingly, management changed its method of accounting from amortizing the guarantee fee over the expected duration of the guaranteed contracts (estimated benefit period of seven years) on a straight-line basis to amortizing it based upon the related guaranteed contract revenues generated to date and the expected future revenues.

      This change in accounting principle, which is inseparable from a change in accounting estimate, was retroactively implemented effective October 1, 1994, which represents the beginning of the Company's fiscal year 1995. This change resulted in an $11.1 million non-cash pretax charge, which is included in Other, net in the 1995 results of operations.

(f)   Revenue Recognition
      Revenue on production contracts is recorded when specific contract terms are fulfilled, usually by delivery or acceptance (the units of delivery method of accounting). The costs attributed to units delivered are based on the estimated average costs of all units expected to be produced in a contract or group of contracts. Revenue under long-term contracts for which units of delivery is an inappropriate measurement of performance is recognized on the percentage-of-completion method based upon incurred costs compared to total estimated costs under the contract. Revenue under engineering contracts is generally recognized as milestones are attained.
      Revenues from cost reimbursement contracts are recorded as costs are incurred, plus fees earned. Estimated amounts for contract changes and claims are included in contract revenues only when realization is probable. Revisions to assumptions and estimates, primarily in contract value and estimated costs used for recording sales and earnings, are reflected in the accounting period in which the facts become known. Losses recognized on contracts include a provision for the future selling, general and administrative costs applicable to the respective contracts.
      Revenue is recognized on commercial sales when products are shipped or when services are performed.


(g)   Cash and Cash Equivalents
      Cash equivalents include temporary investments that are readily convertible into cash, such as certificates of deposit, commercial paper and treasury bills with original maturities of three months or less.

(h)   Costs and Estimated Earnings on Long-Term Contracts
      Costs and estimated earnings on long-term contracts represent unbilled revenues, including accrued profits on long-term contracts accounted for under the percentage-of-completion method, net of progress billings.

(i)   Inventories
      Inventories under long-term contracts reflect accumulated production costs, factory overhead, initial tooling and other related costs less the portion of such costs charged to cost of sales and any progress payments received. In accordance with industry practice, costs incurred on contracts in progress include amounts relating to programs having production cycles longer than one year, and a portion thereof will not be realized within one year.
      Other inventories are carried at the lower of cost (first-in, first-out) or market.

(j)   Property, Plant and Equipment
      Property, plant and equipment are recorded at cost when purchased. Depreciation and amortization are computed on accelerated methods over the estimated useful lives of the assets: buildings, 10-40 years; machinery and equipment, 5-10 years; and office furniture and equipment, 5-10 years. Leasehold improvements are amortized over the remaining term of the applicable lease or their estimated useful lives, whichever is shorter. The Company assesses the recoverability of property, plant and equipment by determining whether the depreciation and amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows.

(k)   Excess of Cost Over Net Assets of Purchased Businesses
      Assets and liabilities related to business combinations accounted for as purchase transactions are recorded at their respective fair values. Excess of cost over the fair value of net assets purchased (goodwill) is amortized on a straight-line basis over the periods estimated to be benefited, not exceeding 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows.



(l)   Income Taxes
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(m)   Research and Development Costs
      Company-sponsored research and development costs include research and development and bid and proposal efforts related to U.S. Government and commercial products and services. Company-sponsored product development costs are charged to expense when incurred. Customer-sponsored research and development costs incurred pursuant to contracts are accounted for similar to other program costs.

(n)   Foreign Currency Translation
      The financial statements of the Company's foreign operations are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52), "Foreign Currency Translation." The resulting translation adjustments are recorded as a separate component of shareholders' equity.

(o)   Earnings (Loss) Per Share
      Loss per share is based on the weighted average number of common shares outstanding. Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common share options, performance shares and warrants by using the treasury stock method. For 1996, earnings per share is computed using 11,579,840 and 11,638,408 common shares and common share equivalents outstanding for primary and fully diluted, respectively. For 1995, loss per share is computed using 10,973,315 common shares outstanding. For 1994, primary and fully diluted earnings per share are computed using 11,565,334 common shares and common share equivalents outstanding.

 ........................................
2. Acquisitions/Divestitures (Unaudited)
 ........................................


      On July 22, 1996, the Company completed the sale of its Hazeltine subsidiary to GEC-Marconi Electronic Systems Corporation (GEC). The Company sold 100% of the common stock of Hazeltine for $110 million in cash, resulting in a $48.5 million gain. Certain assets and liabilities of Hazeltine were retained by the Company.
      The key financial statement accounts of Hazeltine which are included in the audited consolidated balance sheet at September 30, 1995 are as follows:

(Dollars in thousands)
------------------------------------------------------------------------------------------------------------
Assets                                                      Liabilities and Shareholders' Equity
Accounts receivable, net              $ 8,073               Current liabilities                      $24,070
Costs and estimated earnings
  on long-term contracts                9,720               Other liabilities                          1,181
Inventories                            21,204               Long-term debt                             1,452
Net property, plant and equipment      34,046               Shareholders' equity                      50,164
Other (current and noncurrent)          3,824                                                        -------
                                      -------
  Total                               $76,867                 Total                                  $76,867
------------------------------------------------------------------------------------------------------------

Included in the 1996 and 1995 consolidated statements of operations are the operating results of Hazeltine prior to its divestiture as follows:

(Dollars in thousands)                                              1996                    1995
------------------------------------------------------------------------------------------------
Net sales                                                        $93,987                 114,196
Cost of sales                                                     75,598                  96,833
Selling, general and administrative expenses                      12,859                  14,198
Other costs and expenses, net                                        941                   1,650
                                                                 -------                 -------
Earnings before income taxes                                     $ 4,589                   1,515
------------------------------------------------------------------------------------------------

      On December 29, 1994, the Company purchased the assets of Ray Proof North America, a division of Shielding Systems Corporation, a wholly owned subsidiary of Bairnco Corporation for approximately $1.6 million. Ray Proof was primarily involved in the development, production, installation and test of anechoic absorber material and shielding room material.
      On December 1, 1993, the Company acquired all outstanding stock of Schumacher Filters, Ltd. from Kraftanlagen, AG for approximately $7.6 million, and renamed the entity PTI Technologies Limited (PTI Ltd.). PTI Ltd. manufactures a variety of pleated, precision wound, and activated carbon filter cartridges for applications in the petrochemical, pharmaceutical, food and beverage and electronics industries.
      These acquisitions have been accounted for using the purchase method of accounting.

 ......................
3. Accounts Receivable
 ......................

      Accounts receivable consist of the following at September 30, 1996 and 1995:

(Dollars in thousands)                                              1996                    1995
------------------------------------------------------------------------------------------------
U.S. Government and prime contractors                            $ 9,459                  15,169
Commercial                                                        17,596                  23,459
Other                                                              7,609                   9,596
                                                                 -------                  ------
  Total                                                          $34,664                  48,224
------------------------------------------------------------------------------------------------

 ..............
4. Inventories
 ..............

      Inventories consist of the following at September 30, 1996 and 1995:

(Dollars in thousands)                                              1996                    1995
------------------------------------------------------------------------------------------------
Finished goods                                                   $ 5,927                   4,442
Work in process - including long-term contracts                   32,071                  92,559
Raw materials                                                     13,189                  10,420
                                                                 -------                 -------
  Total                                                          $51,187                 107,421
------------------------------------------------------------------------------------------------

      Under the contractual arrangements by which progress payments are received, the U.S. Government has a security interest in the inventories associated with specific contracts. Inventories are net of progress payment receipts of $1.2 million and $8.5 million at September 30, 1996 and 1995, respectively.
      The $25.3 million of other charges related to cost of sales in 1996 included $14.3 million in expense related to inventories adjusted to net realizable value in conjunction with the Company's deliberate diversification strategy. The $16.5 million of other charges related to cost of sales in 1995 included $7.9 million in expense related to inventories adjusted to net realizable value in conjunction with the facilities consolidation program.

 ................................
5. Property, Plant and Equipment
 ................................

      Depreciation and amortization of property, plant and equipment for the years ended September 30, 1996, 1995 and 1994 were $12,163,000, $12,695,000 and $12,367,000, respectively. As part of the 1993 Corporate Readjustment, property, plant and equipment was adjusted to reflect fair value and the balance of accumulated depreciation and amortization was eliminated.

      The Company leases certain real property, equipment and machinery under noncancelable operating leases. Rental expense under these operating leases for the years ended September 30, 1996, 1995 and 1994 amounted to $4,759,000, $7,187,000 and $7,251,000, respectively. Future aggregate minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 1996 are:

(Dollars in thousands)      Years ending September 30:
------------------------------------------------------------------------------------
                            1997                              $ 3,196
                            1998                                2,575
                            1999                                1,878
                            2000                                1,599
                            2001 and thereafter                 3,480
                                                              -------
                              Total                           $12,728
------------------------------------------------------------------------------------

 ...............................
6. Income Tax Expense (Benefit)
 ...............................

The principal components of income tax expense (benefit) for the years ended September 30, 1996, 1995 and 1994 consist of:

(Dollars in thousands)                      1996              1995              1994
------------------------------------------------------------------------------------
Federal:
  Current                              $      --               133            (1,010)
  Deferred                               (12,598)             (448)            4,177
State, local and foreign                   1,224             1,070             1,181
                                        --------             -----             -----
  Total                                 $(11,374)              755             4,348
------------------------------------------------------------------------------------

The actual income tax expense for the years ended September 30, 1996, 1995 and 1994 differs from the expected tax expense for those years (computed by applying the U.S. Federal statutory rate) as follows:

                                                                 1996              1995              1994
------------------------------------------------------------------------------------------------------------
Federal corporate statutory rate                                 35.0%              35.0%             35.0%
Utilization of tax net operating loss carryforward                 --                 --             (35.0)
Financial statement goodwill amortization
  not recognized for tax purposes                                 1.1               (1.5)              1.2
Effect of Corporate Readjustment on temporary differences       102.2              (85.5)             33.0
Net change in the balance of the tax valuation allowance        100.2               51.8                --
Effect of subsidiary divestiture on temporary differences      (314.0)                --                --
Non-taxable income items                                           --                 --              (8.0)
Permanent effect of net interest income attributable
  to long-term contracts                                           --                0.5               2.8
Income taxes, net of Federal benefits:
  State and local                                                 4.3                1.4               4.5
  Foreign                                                         1.1                1.4               1.5
Other, net                                                       (6.9)              (5.7)             (0.6)
                                                                 -----              -----             -----
Effective income tax rate                                       (77.0)%             (2.6)%            34.4%
------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1996, 1995 and 1994 are presented below:

(Dollars in thousands)                                           1996              1995              1994
-----------------------------------------------------------------------------------------------------------
Deferred tax assets:
 Inventories, long-term contract accounting, contract cost
   reserves and others                                          $14,538               601             7,118
 Pension and other postretirement benefits                        9,402             9,538            10,153
 Net operating loss carryforwards                                42,188            39,366            27,761
 Capital loss carryforwards                                      30,567                --                --
 Other compensation-related costs and other cost accruals         2,948            11,278             5,721
                                                                -------           -------           -------
   Total deferred tax assets                                     99,643            60,783            50,753
Deferred tax liabilities:
 Plant and equipment, depreciation methods
   and acquisition asset allocations                             (3,011)           (6,609)           (6,936)
                                                                -------           -------           -------
   Net deferred tax asset before valuation allowance             96,632            54,174            43,817
Less valuation allowance                                        (43,306)          (28,537)          (43,817)
                                                                -------           -------           -------
   Net deferred tax asset                                       $53,326            25,637                --
-----------------------------------------------------------------------------------------------------------

      Based on the Company's historical pretax income, adjusted for significant items such as the facilities consolidation, the change in accounting estimate, and other costs related to cost of sales, together with management's projections of future taxable income based upon its shift in strategic direction, management believes it is more likely than not that the Company will realize a significant portion of the benefits of the net deferred tax asset existing at September 30, 1996.
      In order to fully realize the deferred tax assets existing at September 30, 1996, the Company will need to generate future taxable income of approximately $120 million prior to the expiration of the net operating loss
(NOL) carryforwards, which will begin to expire in 2006. Also, the Company will need to generate future capital gains of approximately $87 million prior to 2001, at which time the capital loss carryforward will expire.
      Management believes that the Company will generate sufficient taxable income to absorb a majority of the net operating loss carryforwards and deductible temporary differences prior to expiration of the NOLs. There can be no assurance, however, that the Company will generate any taxable income or any specific level of continuing taxable income.
      During the year ended September 30, 1996, the Company reduced its 1995 net deferred tax asset valuation allowance by $15.8 million, leaving a remaining balance of $12.7 million. Of the reduction, $15.1 million was credited directly to additional paid in capital, while the remaining $.7 million was credited to the provision for taxes. A full valuation allowance of $30.6 million was established against the deferred tax asset associated with the 1996 recognition of $87.3 million of capital loss resulting from the sale of Hazeltine.

 .......
7. Debt
 .......

(Dollars in thousands)                      1996              1995
------------------------------------------------------------------
Term loan                                $12,675            20,000
Subordinated term loan, 9.25%                 --             8,000
Other                                         --             1,452
                                         -------            ------
                                          12,675            29,452
Less current maturities                    1,300             6,000
                                         -------            ------
  Long-term debt                         $11,375            23,452
------------------------------------------------------------------

      In conjunction with the sale of Hazeltine in July 1996, the Company amended its bank credit facility. The Company maintained its $80 million revolving credit facility (subject to borrowing base asset limitations), repaid all outstanding short-term borrowings and paid down the bank term loan to $13 million. The $13 million term loan has scheduled amortization payments of $325,000 per quarter commencing in the quarter ended September 30, 1996. The maturity of the bank credit facility is September 30, 1998. The amended bank agreement also allowed the Company to use a portion of the Hazeltine sales proceeds to pay a special cash distribution to shareholders in 1996 and to repurchase a significant amount of outstanding ESCO common shares in the open market through the period ending September 30, 1998.
      The amended credit facility requires, as determined by certain financial ratios, a commitment fee ranging from 5/16% to 7/16% per annum on the unused portion. The terms of the credit facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rates (LIBOR), or certificate of deposit rates for various maturities, or based on the prime rate, at the Company's election. Substantially all of the assets of the Company are pledged under the credit facility. The most restrictive financial covenants of the credit facility include minimum interest coverage, limitations on leverage and minimum tangible net worth. Dividends may not exceed 25% of the Company's consolidated net earnings.
      During 1996 and 1995, the maximum aggregate short-term borrowings at any month-end were $50 million and $57 million, respectively; the average aggregate short-term borrowings outstanding based on month-end balances were $35.1 million and $40.8 million, respectively; and the weighted average interest rates were 6.9% and 7.3%, respectively. The weighted average interest rate throughout 1994 was 5.4%. The letters of credit issued and outstanding under the credit facility totaled $6.4 million and $7.9 million at September 30, 1996 and 1995, respectively. Borrowings under the revolving credit facility were $33 million at September 30, 1995.
      The $8 million subordinated term loan payable to Textron, Inc. issued in connection with the purchase of PTI was repaid in 1996. The "Other debt" outstanding in 1995 was assumed by GEC.

 ................
8. Capital Stock
 ................

      The 12,415,346 and 11,574,420 common shares as presented in the accompanying consolidated balance sheets at September 30, 1996 and 1995 represent the actual number of shares issued at the respective dates. The Company held 566,622 and 570,472 common shares in treasury at September 30, 1996 and 1995, respectively.
      Pursuant to a Deposit and Trust Agreement (the Trust Agreement), all of the outstanding shares of the Company's common stock are held in trust by a trustee on behalf of the persons otherwise entitled to hold the Company's common stock, and such persons, instead, hold common stock trust receipts (Receipts) representing the Company's common stock and associated preferred stock purchase rights (the Rights). Although the trustee is the record holder of the Company's common stock, each holder of a Receipt is generally entitled to all of the rights of a holder of the Company's common stock (including the right to vote and to receive dividends or other distributions), except in certain circumstances. If the Company fails in certain circumstances to collateralize its obligations to indemnify Emerson with respect to Emerson's guarantees of certain of the Company's government contracts and for so long as such failure continues, Emerson will have the right to direct the trustee how to vote in the election of directors and certain related matters.
      During 1995, the Company adopted the 1994 Stock Option Plan, and in 1991, the Company adopted the 1990 Stock Option Plan (the Option Plans). The Option Plans permit the Company to grant key management employees (1) options to purchase shares of the Company's common stock (or Receipts representing such shares) or (2) stock appreciation rights with respect to all or any part of the number of shares covered by the options. As long as the Trust Agreement is in effect, an optionee will receive Receipts in lieu of shares. All outstanding options were granted at prices equal to fair market value at the date of grant. As a result of the $3.00 per share special cash distribution paid to shareholders in 1996 as a non-taxable return of capital, unexercised stock options were repriced, and the number of options outstanding were adjusted, using a method which resulted in no additional compensation expense to the Company. Information regarding stock options awarded under the Option Plans is as follows:

                                                                                 Option Price
                                                            Shares               Range per Share
-------------------------------------------------------------------------------------------------
Outstanding at September 30, 1995                        1,135,301               $3.375 - $12.00
 Granted, before repricing                                 497,250               $8.063 - $12.688
 Exercised, before repricing                              (806,255)              $3.375 - $12.00
 Cancelled, before repricing                              (119,257)              $7.938 - $12.688
 Additional shares due to repricing                        182,891               $4.114 - $12.00
-------------------------------------------------------------------------------------------------
Outstanding at September 30, 1996, as repriced             889,930               $4.114 - $12.00
At September 30, 1996:
 Reserved for future grant                                 339,424
 Exercisable                                               264,265               $4.114 - $12.00
-------------------------------------------------------------------------------------------------

      During 1996, the Company announced a stock repurchase program. Under this program, the Company is authorized to purchase up to two million shares of its common stock in the open market over a period ending September 30, 1998.
      During 1993, the Board of Directors authorized, and the shareholders approved, the Performance Share Plan (the Plan). The maximum number of shares available for issue under the Plan may not exceed 550,000 shares. At September 30, 1996, 449,000 shares had been granted under the terms of the Plan.
      The Company has a Preferred Stock Purchase Rights Plan pursuant to which a dividend of one Right was declared for each outstanding share of the Companys common stock. Each Right entitles the holder to purchase one one-hundredth of a share of preferred stock at an initial purchase price of $25. Approximately 120,000 preferred shares are reserved for issuance under this plan. Under certain conditions involving the acquisition of, or an offer for, 20% or more of the Companys common stock, all holders of Rights, except an acquiring entity, would be entitled (1) to purchase, at a defined price, common stock of the Company or an acquiring entity at a value twice the defined price, or (2) at the option of the Board, to exchange each Right for one share of common stock. The Rights remain in existence until September 30, 2000, unless redeemed earlier (at one cent per Right), exercised or exchanged under the terms of the plan.

 .....................................
9. Retirement and Other Benefit Plans
 .....................................

      Substantially all employees are covered by defined benefit or defined contribution pension plans maintained by the Company for the benefit of its employees. Benefits are provided to employees under defined benefit pay-related and flat-dollar plans which are primarily noncontributory. Annual contributions to retirement plans equal or exceed the minimum funding requirements of the Employee Retirement Income Security Act or applicable local regulations. Pension expense for the years ended September 30, 1996, 1995 and 1994 is comprised of the following:

(Dollars in millions)                                   1996                    1995              1994
------------------------------------------------------------------------------------------------------
Defined benefit plans:
   Service cost (benefits earned during the period)     $3.2                     3.1               4.2
   Interest cost                                         5.0                     4.9               4.2
   Actual return on plan assets                         (5.5)                   (5.0)             (3.3)
   Net amortization and deferral                          .8                      .7               (.6)
                                                        ----                    ----              ----
     Net periodic pension expense                        3.5                     3.7               4.5
Other                                                     --                      .1              (1.5)
Defined contribution plans                               2.1                     2.6               2.7
                                                        ----                    ----              ----
     Total                                              $5.6                     6.4               5.7
------------------------------------------------------------------------------------------------------

      During 1994, the Company recognized a $2.5 million pretax curtailment gain resulting from a major reduction in staffing levels, and a $1 million pretax loss due to an early retirement incentive program. The gain was calculated under the provisions of Statement of Financial Accounting Standards No. 88 (SFAS 88), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

      The funded status of the Company's defined benefit pension plans at September 30, 1996 and 1995 is shown below:

(Dollars in millions)                                                                      1996         1995
------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation, including vested benefit obligation of
  $53.7 and $50.0 at September 30, 1996 and 1995, respectively                            $57.3         53.8
                                                                                          -----         ----
Projected benefit obligation                                                               71.0         68.3
Plan assets at fair value, primarily corporate equity and fixed income securities          58.4         52.1
                                                                                          -----         ----
Projected benefit obligation in excess of plan assets                                      12.6         16.2
Unrecognized transition amount                                                               --           --
Unrecognized net loss                                                                      (2.9)        (6.5)
Unrecognized prior service costs                                                            (.3)         (.4)
Additional minimum liability                                                                1.8          2.1
                                                                                          -----         ----
  Net pension liability (included in other liabilities)                                   $11.2         11.4
------------------------------------------------------------------------------------------------------------

      The benefit obligations of the defined benefit plans as of September 30, 1996 and 1995 were both based on a discount rate of 7.5%, and an assumed rate of increase in compensation levels of 4%. The 1996, 1995 and 1994 pension expense for the defined benefit plans was based on a 7.5%, 8.5% and 7.75% discount rate, respectively; a 4%, 4.75% and 4% increase in compensation levels, respectively; and a 10% expected long-term rate of return on plan assets.
      In addition to providing retirement income benefits, the Company provides unfunded postretirement health and life insurance benefits to certain retirees. To qualify, an employee must retire at age 55 or later and the employee's age plus service must equal or exceed 75. Retiree contributions are defined as a percentage of medical premiums. Consequently, retiree contributions increase with increases in the medical premiums. The life insurance plans are noncontributory and provide coverage of a flat dollar amount for qualifying retired employees.


      Net periodic postretirement benefit cost is comprised of the following:

(Dollars in millions)                             1996           1995           1994
------------------------------------------------------------------------------------
Service cost                                      $ .2             .3             .4
Interest cost                                      1.3            1.4            1.4
Other                                               --            (.1)            --
                                                 -----           ----           ----
  Net periodic postretirement benefit cost        $1.5            1.6            1.8
------------------------------------------------------------------------------------

      Accumulated postretirement benefit obligation for 1996 and 1995 by component is as follows:

(Dollars in millions)                                                           1996              1995
------------------------------------------------------------------------------------------------------
Retirees                                                                       $13.2              14.2
Fully eligible active plan participants                                           .5                .6
Other active participants                                                        3.0               3.4
                                                                               -----              ----
   Total accumulated postretirement benefit obligation                          16.7              18.2
Plan assets                                                                       --                --
                                                                               -----              ----
   Accumulated postretirement benefit obligation in excess of plan assets       16.7              18.2
Unrecognized prior service cost                                                   .1                .1
Unrecognized net gain (loss)                                                      .1               (.7)
                                                                               -----              ----
   Accrued postretirement benefit obligation (included in other liabilities)   $16.9              17.6
------------------------------------------------------------------------------------------------------

      The accumulated postretirement benefit obligations of the plans as of September 30, 1996 and 1995 were both based on a discount rate of 7.5%. The September 30, 1995 accumulated postretirement benefit obligation was based on a health care cost trend of 8.5% for fiscal 1996, gradually grading down to an ultimate rate of 5.5% by fiscal 2002. The September 30, 1996 accumulated postretirement benefit obligation was based on a health care cost trend of 8% for fiscal 1997, gradually grading down to an ultimate rate of 5.5% by fiscal 2002. A 1% increase in the health care cost trend rate for each year would increase the September 30, 1996 accumulated postretirement benefit obligation by approximately $350,000.
      The 1996, 1995 and 1994 net periodic postretirement benefit costs were based on a discount rate of 7.5%, 8.5% and 7.75%, respectively. The 1996 net periodic postretirement benefit cost was based on an assumed health care cost trend of 8.5% for fiscal 1996, gradually grading down to 5.5% by fiscal 2002. The 1995 net periodic postretirement benefit cost was based on an assumed health care cost trend of 9% for fiscal 1995, gradually grading down to 5.5% by fiscal 2002. The 1994 net periodic postretirement benefit cost was based on assumed health care cost trend of 9.5% for fiscal 1994, gradually grading down to 5% by fiscal 2003. A 1% increase in the health care cost trend rate for each year would increase the aggregate of the service cost and interest cost components of the 1996 net periodic postretirement benefit cost by approximately $30,000.


 ........................
10. Other Financial Data
 ........................

Items charged to operations during the years ended September 30, 1996, 1995 and 1994 included the following:

(Dollars in thousands)                            1996           1995           1994
------------------------------------------------------------------------------------
Maintenance and repairs                       $  5,826          5,664          6,908
Salaries and wages                             136,783        147,813        162,978
                                              --------        -------        -------
Research and development costs:
  Company-sponsored                             11,905         15,067         14,656
  Customer-sponsored                             3,894         10,056          9,721
                                              --------        -------        -------
    Total                                     $ 15,799         25,123         24,377
------------------------------------------------------------------------------------

      The decrease in 1996 research and development costs is due to lower spending at Hazeltine prior to its divestiture.
      Accrued expenses included accrued employee compensation of $8,820,000 and $11,666,000 at September 30, 1996 and 1995, respectively.

 ................................
11. Business Segment Information
 ................................


      The Company's principal business segments are defense and commercial. Summarized below is the Company's business segment information for the years ended September 30, 1996, 1995 and 1994. Sales between segments have been eliminated. Corporate expenses and assets have been allocated to the segment data on a systematic basis. Hazeltine primarily operated within the defense segment prior to its divestiture in 1996. Operating profit (loss) is calculated as: net sales, less cost of sales, less other charges related to cost of sales, less selling, general and administrative expenses.

(Dollars in thousands)                                           1996        1995           1994
------------------------------------------------------------------------------------------------
Net sales:
  Defense                                                    $300,970     345,076        387,160
  Commercial                                                  137,573      95,947         86,695
                                                             --------     -------        -------
                                                             $438,543     441,023        473,855
------------------------------------------------------------------------------------------------
Operating profit (loss):
  Defense                                                    $(31,842)      2,812         18,653
  Commercial                                                    7,902       2,746          5,633
                                                             --------     -------        -------
                                                             $(23,940)      5,558         24,286
------------------------------------------------------------------------------------------------
Identifiable assets:
  Defense                                                    $191,588     283,617        257,445
  Commercial                                                  116,244      94,384         90,041
                                                             --------     -------        -------
                                                             $307,832     378,001        347,486
------------------------------------------------------------------------------------------------
Depreciation and amortization:
  Defense                                                    $  8,001       9,955          9,905
  Commercial                                                    5,485       4,087          3,747
                                                             --------     -------        -------
                                                             $ 13,486      14,042         13,652
------------------------------------------------------------------------------------------------
Capital expenditures:
  Defense                                                    $  5,204       7,859          6,191
  Commercial                                                    3,354       3,287          3,940
                                                             --------     -------        -------
                                                             $  8,558      11,146         10,131
------------------------------------------------------------------------------------------------

      Net sales derived from U.S. Government agencies, either through direct sales or through other prime contractors, totaled $231,503,000, $307,970,000 and $352,545,000 for the years ended September 30, 1996, 1995 and 1994, respectively.
      International sales included in net sales for the years ended September 30, 1996, 1995 and 1994 are as follows:

(Dollars in thousands)                            1996           1995           1994
------------------------------------------------------------------------------------
Europe                                        $ 53,856         44,111         32,181
Middle East                                     19,223         27,314         45,031
Far East                                        48,391         32,362         20,095
Other                                           23,215         25,308         18,206
                                              --------        -------        -------
  Total                                       $144,685        129,095        115,513
------------------------------------------------------------------------------------

      Hazeltine's international sales for 1996, 1995 and 1994 were $58.6 million, $58.4 million and $41.4 million, respectively. The 1996 European sales increase primarily reflects additional sales of Combined Interrogator Transponders (CIT) at Hazeltine prior to divestiture and volume increases at SEI and PTI Ltd. The decrease in Middle East volume reflects lower sales due to Hazeltines divestiture. The Far East increase is primarily attributable to increased sales of defense systems at SEI.


 .............................
12. Transactions With Emerson
 .............................

(a)   Contract Guarantee Arrangement
      Emerson has directly or indirectly guaranteed or is otherwise liable for the performance of most of the Company's contracts with its customers which existed at September 30, 1990 (the Guaranteed Contracts). The Guaranteed Contracts include substantially all U.S. Government contracts entered into by SEI and selected U.S. Government contracts entered into by Rantec Microwave & Electronics, Inc. and Hazeltine prior to September 30, 1990. As of September 30, 1996, the aggregate backlog of all firm orders received by the Company included Guaranteed Contracts of $8,768,000. At September 30, 1996, there were open letters of credit with an aggregate value of $2,443,000 related to foreign advance payments in support of various contracts that are directly or indirectly guaranteed by Emerson.
      In consideration of these guarantees, and in connection with the spin-off, the Company paid Emerson a guarantee fee of $7,400,000 per year during the five-year period ended September 30, 1995. See Note 1(e) for discussion of the 1995 change in accounting related to the guarantee fee.

(b)   Lease and Building Services
      SEI, as tenant, entered into a building lease and a services agreement with Emerson effective October 1, 1990. The building lease and services agreement was terminated as of September 30, 1995, therefore, there was no expense recorded in 1996. Rental expense under this lease and other expenses for related building services aggregated $4,244,000 and $4,956,000 for the years ended September 30, 1995 and 1994, respectively.

 .................................
13. Commitments and Contingencies
 .................................


      At September 30, 1996, the Company had $8,850,000 in letters of credit outstanding as guarantees of contract performance.
      In 1994, an action was commenced against the Company's Hazeltine subsidiary alleging injury caused by Hazeltine's purported release of hazardous materials. The Company believes that no one and no property has been injured by any release of hazardous substances from Hazeltine's plant. In 1996, the plaintiffs filed a motion to be certified as a class. Hazeltine has opposed this motion and the decision is pending. Based upon the current facts, the Company is not able to estimate the probable outcome. Therefore, no provision for this litigation has been made in the accompanying consolidated financial statements. Management believes the Company will be successful in defending this action and that the outcome will not have a material adverse effect on the Company's financial statements. This contingent liability was retained by the Company.
      As a normal incidence of the business in which the Company is engaged, various claims, charges and litigation are asserted or commenced against the Company. In the opinion of management, final judgments, if any, which might be rendered against the Company in current litigation are adequately reserved, covered by insurance, or would not have a material adverse effect on its financial statements.

 ..........................................
14. Other Charges Related to Cost of Sales
     and Other Costs and Expenses, Net
 ..........................................

      During 1996, and in conjunction with the sale of Hazeltine and management's decision to pursue a strategy of deliberate diversification from defense to commercial, the Company reevaluated the carrying value of certain assets. As a result of this reevaluation, the Company recorded $25.3 million of other charges related to cost of sales in 1996.
      The 1996 charge includes $14.3 million of inventories related to defense programs which the Company no longer intends to actively pursue; $6 million of costs included in other assets incurred in anticipation of certain defense contract awards which the Company is no longer actively pursuing; and a $5 million adjustment in the Company's estimate of recoveries in a contract dispute related to the M1000 Trailer program.
      Other charges related to cost of sales of $16.5 million incurred during 1995 were related to the facilities consolidation program implemented in 1995. The 1995 charges include an $8.6 million pretax charge for a non-cash write-off related to the accounting for the lease on the 8100
West Florissant, St. Louis, Missouri facilities which were vacated and a $7.9 million non-cash pretax charge associated with the disposition of inventories resulting from the consolidation program and related restructuring of the Company's West Coast operations.
      The 1996 other costs and expenses, net of $5 million includes miscellaneous non-operating charges. The 1995 other costs and expenses, net of $29.5 million includes: $16.1 million in amortization of a contract guarantee fee previously paid to Emerson ($5 million of normal amortization and an $11.1 million adjustment related to the change in accounting estimate at Note 1
(e)); $7.8 million of exit and relocation costs incurred in connection with the abandonment of the 8100 Building; and $5.6 million of miscellaneous non-operating charges. The 1994 other costs and expenses, net of $8 million includes $5 million in amortization of the Emerson contract guarantee fee and $3 million of miscellaneous non-operating charges.


 ...............................................
15. Quarterly Financial Information (Unaudited)
 ...............................................

(Dollars in thousands,                           First         Second          Third         Fourth         Fiscal
except per share amounts)                      Quarter        Quarter        Quarter        Quarter           Year
------------------------------------------------------------------------------------------------------------------
1996
Net sales                                     $112,610        117,444        109,103         99,386        438,543
Gross profit (loss)                             23,420         25,108        (23,794)        21,790         46,524
Gain on sale of Hazeltine                           --             --             --        (48,500)       (48,500)
Net earnings (loss)                              1,922          2,414        (19,411)        41,211         26,136
Earnings (loss) per share:
  Primary                                     $    .17            .20          (1.72)          3.47           2.26
  Fully diluted                                    .17            .20          (1.72)          3.46           2.25
------------------------------------------------------------------------------------------------------------------
1995
Net sales                                     $ 98,191        109,797        107,939        125,096        441,023
Gross profit (loss)                             22,949          9,130         24,049         23,592         79,720
Net loss                                        (9,052)       (15,048)        (1,233)        (4,927)       (30,260)

Loss per common share                         $   (.83)         (1.37)          (.11)          (.45)         (2.76)
------------------------------------------------------------------------------------------------------------------

      Gross profit (loss) is computed as net sales, less cost of sales, less other charges related to cost of sales.

      The 1996 quarterly financial information (unaudited) reflects the impact of the July 1996 sale of Hazeltine and the related gain.

 ..................................
16.  Subsequent Event (Unaudited)
 ..................................

      The Company, on February 7, 1997, completed its acquisition of the Filtertek and the thermoform packaging businesses of Schawk, Inc. ("Schawk"). Filtertek is a leader in the manufacture of plastic insert injection molded filter assemblies. The transaction involved the purchase of assets and stock of subsidiary corporations of Schawk. The assets included manufacturing and office facilities, equipment, inventories and accounts receivable, and the Company intends to continue the use of these assets in the on-going operation of the above-mentioned businesses. The consideration paid was $92 million in cash plus working capital adjustments, which was funded by cash and borrowings from the Company's bank credit facility. The consideration was arrived at through arms-length negotiations between the parties.


ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
Independent Auditors' Report

The Board of Directors and Shareholders
ESCO Electronics Corporation:

      We have audited the accompanying consolidated balance sheets of ESCO Electronics Corporation and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ESCO Electronics Corporation and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.
      As discussed in Note 1(e) to the consolidated financial statements, in 1995, the Company changed its method of accounting for certain guarantee fees.

                                             /s/ KPMG Peat Marwick LLP

St. Louis, Missouri
November 13, 1996, except as to Note 11
for which the date is May 30, 1997

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)   Documents filed as a part of this report:

The Consolidated Financial Statements of the Company and the Independent Auditors' Report thereon of KPMG Peat Marwick LLP.

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

4(c)(ii)       Amendment dated as of June 6, 1996 to
               Credit Agreement listed as Exhibit 4(c)(i) above        Incorporated by Reference, Exhibit 4(c)(ii)<F10>

4(c)(iii)      Amendment dated as of August 2, 1996 to Credit
               Agreement listed as Exhibit 4(c)(i) above               Incorporated by Reference, Exhibit 4(c)(iii)<F10>

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

10(c)(i)       1990 Stock Option Plan<F*>                              Incorporated by Reference,Exhibit 10.3<F2>

10(c)(ii)      Amendment to 1990 Stock Option Plan dated as of
               September 4, 1996<F*>                                   Incorporated by Reference, Exhibit 10(c)(ii)<F10>

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

10(g)          Form of Split Dollar Agreement<F*>                      Incorporated by Reference, Exhibit 10(j)<F3>

10(h)          Form of Indemnification Agreement with each
               of ESCO's directors.                                    Incorporated by Reference, Exhibit 10(k)<F3>

10(i)          Stock Purchase Agreement dated as of August 20,
               1992 by and between Textron, Inc. and ESCO              Incorporated by Reference, Exhibit 10(l)<F6>

10(j)(i)       Performance Share Plan<F*>                              Incorporated by Reference<F7>

10(j)(ii)      Amendment to Performance Share Plan dated as
               of September 4,1996<F*>                                 Incorporated by Reference, Exhibit 10(j)(ii)<F10>

10(k)          Supplemental Executive Retirement Plan as amended
               and restated as of August 2, 1993<F*>                   Incorporated by Reference, Exhibit 10(n)<F8>

10(l)(i)       Directors' Extended Compensation Plan<F*>               Incorporated by Reference, Exhibit 10(o)<F8>

10(l)(ii)      Compensatory Arrangement with former ESCO director<F*>  Incorporated by Reference, Exhibit 10(l)(ii)<F10>

10(m)(i)       1994 Stock Option Plan<F*>                              Incorporated by Reference<F9>

10(m)(ii)      Amendment to 1994 Stock Option Plan dated as of
               September 4, 1996<F*>                                   Incorporated by Reference, Exhibit 10(m)(ii)<F10>

10(n)          Form of Incentive Stock Option Agreement<F*>            Incorporated by Reference, Exhibit 10(n)<F5>

10(o)          Form of Non-Qualified Stock Option Agreement<F*>        Incorporated by Reference, Exhibit 10(o)<F5>

10(p)          Severance Plan<F*>                                      Incorporated by Reference, Exhibit 10(p)<F5>

10(q)          Performance Compensation Plan dated as of August 2,
               1993 (as amended and restated as of October 1,
               1995)<F*>                                               Incorporated by Reference, Exhibit 10(q)<F10>

13             The following-listed sections of the Annual Report
               to Stockholders for the year ended September 30, 1996:
               Shareholders' Summary--Capital Stock Information
               Common Stock Market Prices                              Incorporated by Reference, Exhibit 13 <F10>

21             Subsidiaries of ESCO                                    Incorporated by Reference, Exhibit 21<F10>

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

    <F6>   Incorporated by reference to Form 10-K for the fiscal year ended
    September 30, 1992, at the Exhibit indicated

    <F7>   Incorporated by reference to Notice of the Annual Meeting of the
    Stockholders and Proxy Statement dated December 9, 1992

    <F8>   Incorporated by reference to Form 10-K for the fiscal year ended
    September 30, 1993, at the Exhibit indicated

    <F9>   Incorporated by reference to Notice of the Annual Meeting of the
    Stockholders and Proxy Statement dated December 8, 1994

    <F10>   Incorporated by reference to Form 10-K for the fiscal year ended
    September 30, 1996 at the Exhibit indicated


    <F*>   Represents a management contract or compensatory plan or
    arrangement required to be filed as an exhibit to the Form 10-K for the fiscal year ended September 30, 1996 pursuant to Item 14(c) of Part IV.

     (b)(i) The Company filed a Current Report on Form 8-K during the quarter ended September 30, 1996, which reported "Item 2. Acquisition or
Disposition of Assets" and "Item 7. Financial Statements and Exhibits". The Report related to the sale of Hazeltine Corporation, a wholly-owned subsidiary of the Company. Financial statements filed with the Report were: "Unaudited Pro Forma Consolidated Statement of Operations--Year Ended September 30, 1995"; "Unaudited Pro Forma Consolidated Statement Of Income--Six Months Ended March 31, 1996;" and "Unaudited Pro Forma Consolidated Balance Sheet-- March 31, 1996". The date of the Report (date of earliest event reported) was July 22, 1996.

     (b)(ii) The Company filed a Current Report on Form 8-K during the quarter ended March 31, 1997, which reported "Item 2. Acquisition or
Disposition of Assets" and "Item 7. Financial Statements and Exhibits". The Report related to the acquisition of Filtertek. Financial statements filed with the Report were: "Audited financial statements of Filtertek at December 31, 1996 and the consolidated results of its operations and its cash flows for the year then ended"; "Introduction to Unaudited Pro Forma Consolidated Financial Statements"; "Unaudited Pro Forma Consolidated Statement of Operations for the fiscal year ended September 30, 1996"; "Unaudited Pro Forma Consolidated Statement of Operations for the three months ended December 31, 1996"; "Unaudited Pro Forma Consolidated Balance Sheet at December 31, 1996".

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

                                     ESCO ELECTRONICS CORPORATION

                                     By     D. J. Moore
                                       --------------------------
                                     Chairman, President and
                                     Chief Executive Officer


Dated:  May 30, 1997

     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below effective May 30, 1997, by the following persons on behalf of the registrant and in the capacities indicated.

     Signature                Title
     ----------               -----
D. J. Moore                   Chairman, President, Chief Executive Officer and
                              Director


P.M. Ford                     Senior Vice President, Chief Financial Officer
                              (Principal Accounting Officer)


J.J. Adorjan                  Director



J.J. Carey                    Director



J.M. McConnell                Director



D.C. Trauscht                 Director

                            INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

EXHIBIT NO.        EXHIBIT
-----------        -------
23                 Independent Auditors' Consent

27                 Financial Data Schedule

See Item 14(a)3 for a list of exhibits incorporated by reference