Form 10-Q
period 1997-06-30
ESCO ELECTRONICS CORP
filed 1997-08-14
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	Form 10-Q


(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended June 30, 1997

	or

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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of common stock trust receipts outstanding at July 31, 1997: 11,788,066 receipts.





                       PART I.  FINANCIAL INFORMATION

                       Item 1. Financial Statements


             	ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
	            Condensed Consolidated Statements of Operations
	                             (Unaudited)
	           (Dollars in thousands, except per share amounts)


	                                                     Three Months Ended
	                                                           June 30,
	                                                   1997  	           1996
Net sales	                                        $109,348	          109,103

Costs and expenses:
	Cost of sales	                                     83,835	          107,597
	Other charges related to cost of sales	              -	              25,300
	Selling, general and administrative expenses	      17,063	           17,443
	Interest expense	                                   1,935	            1,455
	Other, net	                                         1,096	            2,115

		Total costs and expenses	                        103,929	          153,910

Earnings (loss) before income taxes	                 5,419	          (44,807)
Income tax expense (benefit)	                        2,089	          (25,396)

Net earnings (loss)	                             $   3,330	          (19,411)

Earnings (loss) per share, primary and
fully diluted	                                   $     .27	            (1.72)


See accompanying notes to condensed consolidated financial statements.

               ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Operations
                               (Unaudited)
              (Dollars in thousands, except per share amounts)




	                                                   Nine Months Ended
	                                                         June 30,
		                                              1997  	              1996
Net sales	                                    $267,058	            339,157

Costs and expenses:
	Cost of sales	                                202,158	            289,123
	Other charges related to cost of sales	          -	                25,300
	Selling, general and administrative expenses	  45,754             	52,911
 Interest expense	                               3,446	              4,269
	Other, net	                                     2,895	              4,728

		Total costs and expenses	                    254,253	            376,331

Earnings (loss) before income taxes	            12,805	            (37,174)
Income tax expense (benefit)	                    4,526	            (22,099)

Net earnings (loss)	                        $    8,279	            (15,075)

Earnings (loss) per share:
		Primary	                                  $      .68	              (1.35)

		Fully diluted	                                   .67	              (1.35)

See accompanying notes to condensed consolidated financial statements.


               ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets
                          (Dollars in thousands)


                                           	     June 30,	      September 30,
	                                                  1997     	        1996
Assets	                                        (Unaudited)
Current assets:
	Cash and cash equivalents	                      $  6,001	          22,209
	Accounts receivable, less allowance for
 doubtful	accounts of $589 and $273,
 respectively	                                     50,202	          34,664
	Costs and estimated earnings on long-term
 contracts, less	progress billings of $79,413
 and $70,671, respectively	                        58,708	          51,585
	Inventories	                                      57,166	          51,187
	Other current assets	                              3,824	           3,005

			Total current assets	                          175,901	         162,650

Property, plant and equipment, at cost	           129,483	          80,351
Less accumulated depreciation and amortization	    35,379	          26,325

			Net property, plant and equipment	              94,104	          54,026
Excess of cost over net assets of purchased
 businesses, less	accumulated amortization of
 $2,369 and $1,597, respectively	                  54,859	          20,395
Deferred tax asset	                                49,735	          53,326
Other assets	                                      16,489	          17,435

				                                             $391,088	         307,832
Liabilities and Shareholders' Equity
Current liabilities:
	Short-term borrowings and current maturities
 of long-term debt	                             $  39,000	           1,300
	Accounts payable	                                 35,523	          40,057
	Advance payments on long-term contracts,
 less costs incurred	of $1,459 and $5,478,
 respectively	                                     11,521	           8,336
	Accrued expenses and other current liabilities	   24,443	          26,771

			Total current liabilities	                     110,487	          76,464

Other liabilities	                                 29,080	          28,860
Long-term debt	                                    52,000	          11,375

			Total liabilities	                             191,567	         116,699

Commitments and contingencies	                       -	                -
Shareholders' equity:
	Preferred stock, par value $.01 per share,
 authorized 10,000,000 shares	                       -	                -
	Common stock, par value $.01 per share,
 authorized 50,000,000	shares; issued
 12,439,730 and 12,415,346 shares, respectively	      124	             124
	Additional paid-in capital	                      193,958	         192,967
	Retained earnings since elimination of deficit
 of $60,798 at	September 30, 1993	                 12,463	           4,184
	Cumulative foreign currency translation adjustment	  132	             107
	Minimum pension liability	                        (1,770)	         (1,869)

				                                              204,907	         195,513

	Less treasury stock, at cost; 663,745 and
 566,622 common shares,	respectively	              (5,386)	         (4,380)

			Total shareholders' equity	                    199,521	         191,133

				                                             $391,088	         307,832

See accompanying notes to condensed consolidated financial statements.


                ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                              (Unaudited)
                         (Dollars in thousands)

	                                                   Nine Months Ended
	                                                        June 30,
		                                              1997  	               1996
Cash flows from operating activities:
	Net earnings (loss)	                         $  8,279	             (15,075)
	Adjustments to reconcile net earnings
 (loss) to net	cash provided (used) by
 operating activities:
	Depreciation and amortization	                 10,513	              10,809
	Changes in operating working capital,
 net of	acquired business	                     (17,609)	             (7,907)
	Other	                                          5,333	               3,434
	Net cash provided (used) by operating
 activities	                                     6,516	              (8,739)
Cash flows from investing activities:
	Capital expenditures	                          (7,518)	             (6,468)
	Acquisition of business, less cash acquired	  (92,900)	                _

	Net cash used by investing activities	        (100,418)	            (6,468)
Cash flows from financing activities:
	Net increase in short-term borrowings	          33,000	             17,000
	Proceeds from long-term debt	                   60,000	                _
	Principal payments on long-term debt	          (14,675)	            (1,555)
	Other	                                            (631)	               968

	Net cash provided by financing activities	      77,694	             16,413

Net increase (decrease) in cash and cash
 equivalents	                                   (16,208)	             1,206
Cash and cash equivalents at beginning
 of period	                                      22,209	                320

Cash and cash equivalents at end of period	    $  6,001	              1,526


See accompanying notes to condensed consolidated financial statements.




                ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Reports on form 10-K and Form 10-k/A for the year ended September 30, 1996. Certain prior year amounts have been reclassified to conform with the fiscal 1997 presentation.

The results for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results for the entire 1997 fiscal year.

2.	Earnings Per Share

Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common share options and performance shares by using the treasury stock method. Loss per share is based on the weighted average number of common shares outstanding. For the three month period ended June 30, 1997, primary and fully diluted earnings per share are computed using 12,219,233 and 12,296,008 common shares and common share equivalents outstanding, respectively. For the nine month period ended June 30, 1997, primary and fully diluted earnings per share are computed using 12,234,416 and 12,310,085 common shares and common share equivalents outstanding, respectively. For the quarter and nine month periods ended June 30,1996 loss per share is computed using 11,281,395 and 11,170,129 common shares outstanding, respectively.

3.	Inventories

Inventories consist of the following (dollars in thousands):
	                                                 June 30 ,	    September 30,
		                                                  1997      		     1996
Finished Goods	                                   $  9,769	          5,927
Work in process, including long-term contracts	     33,255	         32,071
Raw materials	                                      14,142	         13,189

		Total inventories	                              $ 57,166	         51,187


Under the contractual arrangements by which progress payments are received, the U.S. Government has a security interest in the inventories associated with specific contracts. Inventories are net of progress payment receipts of $2.1 million and $1.2 million at June 30, 1997 and September 30, 1996, respectively.

4.  Hazeltine Divestiture - 1996

On July 22, 1996, the Company completed the sale of its Hazeltine subsidiary to GEC-Marconi Electronic Systems Corporation (GEC). The Company sold 100% of the common stock of Hazeltine for $110 million in cash. Certain assets and liabilities of Hazeltine were retained by the Company.

Included in the condensed consolidated statement of operations for the three and nine months ended June 30, 1996 are the operating results of Hazeltine prior to its divestiture as follows (dollars in thousands):

                                                       Fiscal 1996

                                         	Third Quarter	          Nine Months
Net sales	                                  $31,474	                 86,302
Cost of sales	                               25,562	                 69,048
Selling, general and administrative expenses	 3,856	                 11,485
Other costs and expenses, net	                  392	                    917

Earnings before income taxes	               $ 1,664	                  4,852





Item 2.	Management's Discussion and Analysis of Results of Operations and
       	Financial Condition


Results of Operations -	Three months ended June 30, 1997 compared with three
                        months 	ended June 30, 1996.

Net sales of $109.3 million for the third quarter of fiscal 1997 increased $.2 million (.2%) from net sales of $109.1 million for the third quarter of fiscal 1996. The sales increase in the current quarter reflects higher volume at Systems & Electronics Inc. (SEI) and PTI, additional sales resulting from the Filtertek acquisition ($19.1 million), offset by the sale of Hazeltine in 1996. Commercial sales were $56.5 million (51.7%) and defense sales were $52.8 million for the third quarter of fiscal 1997, compared with commercial and defense sales of $38.9 million (35.7%) and $70.2 million, respectively, in the third quarter of fiscal 1996. Prior to its divestiture, Hazeltine's third quarter fiscal 1996 commercial and defense sales were $.4 million and $31.1 million, respectively. Adjusted for the sale of Hazeltine, prior year third quarter commercial and defense sales were $38.5 million and $39.1 million, respectively.

The backlog of firm orders at June 30, 1997 was $244.3 million, compared with $265.6 million at March 31, 1997. During the fiscal 1997 third quarter, new orders aggregating $88.0 million were received, compared with $65.5 million in the third quarter of fiscal 1996, excluding Hazeltine. Third quarter fiscal 1996 orders, as reported including Hazeltine, were $82 million. The most significant orders in the current period were for filtration/fluid flow products, airborne radar systems and electronic test equipment.

The Company computes gross profit as: net sales, less cost of sales, less other charges related to cost of sales. The gross profit margin is the gross profit divided into net sales expressed as a percentage. The gross profit percentage was 23.3% in the third quarter of fiscal 1997 and (21.8%) in the third quarter of fiscal 1996. The loss in 1996 was primarily attributable to two factors: a $23 million adjustment of the estimate of the costs to complete the 60K Loader program at SEI, and the components of other charges related to cost of sales as discussed below. The 1996 gross profit margin, excluding the 60K Loader adjustment and the other charges related to cost of sales would have been 21.6%. The margin improvement in the third quarter of fiscal 1997 compared to the "pro forma" third quarter of 1996 is primarily the result of the increase in commercial sales.

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

The 1996 charge of $25.3 million includes: $14.3 million of inventories related to defense programs which management no longer intends to actively pursue; $6 million of costs included in other assets incurred in anticipation of certain defense contract awards (Precontract Costs) which the Company no longer intends to actively pursue; and a $5 million adjustment in the Company's estimate of recoveries in a contract dispute related to the M1000 tank transporter program.

Selling, general and administrative expenses for the third quarter of fiscal 1997 were $17.1 million, or 15.6% of net sales, compared with $17.4 million, or 16% of net sales, for the same period a year ago. Excluding Hazeltine, prior year third quarter selling, general and administrative expenses were $13.6 million or 17.5% of adjusted sales. The fiscal 1997 third quarter selling, general and administrative expenses decreased as a percentage of adjusted sales due to the favorable contribution of Filtertek.

or 16% of net sales, for the same period a year ago. Excluding Hazeltine, prior year third quarter selling, general and administrative expenses were $13.6 million or 17.5% of adjusted sales. The fiscal 1997 third quarter selling, general and administrative expenses decreased as a percentage of adjusted sales due to the favorable contribution of Filtertek.

Interest expense increased to $1.9 million from $1.5 million as a result of higher average borrowings in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. A significant amount of the fiscal 1997 debt was incurred with the February 1997 acquisition of Filtertek.

Other costs and expenses, net, were $1.1 million in the third quarter of fiscal 1997 compared to $2.1 million in the same period of fiscal 1996. The decrease in fiscal 1997 reflects lower miscellaneous non-operating costs in the current period.

The effective income tax rate in the third quarter of fiscal 1997 was 38.5%. During the third quarter of 1996, the Company reduced its deferred tax valuation allowance by $21.6 million. Due to the 1993 Corporate Readjustment, $11.6 million of this 1996 reduction was credited directly to additional paid-in capital. The remaining $10 million was credited to the third quarter 1996 tax provision.











Results of Operations -	Nine months ended June 30, 1997 compared with nine
                        months ended	June 30, 1996.

Net sales of $267.1 million for the first nine months of fiscal 1997 decreased $72.1 million (21.3%) from net sales of $339.2 million for the first nine months of fiscal 1996. The decrease was primarily due to the sale of Hazeltine in July 1996. Net sales at the remainder of the Company's operating units increased approximately $14.2 million primarily due to additional sales resulting from the Filtertek acquisition ($29.8 million), partially offset by lower sales at SEI. Commercial sales were $122.1 million defense sales were $145 million for the first nine months of fiscal 1997, compared with commercial and defense sales of $101.2 million and $238 million, respectively, in the first nine months of fiscal 1996. Hazeltine's commercial and defense sales were $3.7 million and $82.6 million, respectively in the first nine months of fiscal 1996. Adjusted for the sale of Hazeltine, prior year first nine months commercial and defense sales were $97.5 million and $155.4 million, respectively, representing a 25.2% increase in commercial sales in 1997 compared to 1996.

The backlog of firm orders at June 30, 1997 was $244.3 million, compared with $246.7 million at September 30, 1996. During the first nine months of fiscal 1997, new orders aggregating $240.6 million were received, compared with $207.6 million in the first nine months of fiscal 1996, excluding Hazeltine. Orders during the first nine months of fiscal 1996, as reported including Hazeltine, were $281.8 million. Order backlog increased $24 million in conjunction with the acquisition of Filtertek in February 1997.The most significant orders in the current period were for filtration/fluid flow products, M1000 tank transporters, airborne radar systems and integrated mail handling and sorting systems.

The gross profit percentage was 24.3% in the first nine months of fiscal 1997 and 7.3% in the first nine months of fiscal 1996. The gross profit percentage in the first nine months of fiscal 1996 excluding Hazeltine was 3.0%. The fiscal 1996 nine month gross profit percentage reflects the adjustments noted in the third quarter related to 60K Loader and the other charges related to cost of sales.

Selling, general and administrative expenses for the first nine months of fiscal 1997 were $45.8 million, or 17.1% of net sales, compared with $52.9 million, or 15.6% of net sales, for the same period a year ago. Excluding Hazeltine, prior year first nine months selling, general and administrative expenses were $41.4 million or 16.4% of adjusted sales. The fiscal 1997 first nine months selling, general and administrative expenses decreased as a percentage of adjusted sales due to the favorable contribution Filtertek.

Interest expense decreased to $3.4 million from $4.3 million as a result of lower average borrowings in fiscal 1997 compared to fiscal 1996. A significant amount of the 1997 debt was incurred with the February 1997 acquisition of Filtertek.

Other costs and expenses, net, were $2.9 million in the first nine months of fiscal 1997 compared to $4.7 million in the same period of fiscal 1996. The decrease in fiscal 1997 reflects lower miscellaneous non-operating costs in the current period.

The effective income tax rate in the first nine months of fiscal 1997 was 35.3% compared with (59.4%) for the first nine months of fiscal 1996. The effective tax rate in 1996 was impacted by the adjustments noted in the third quarter of 1996. The lower effective tax rate for the first nine months of fiscal 1997 is attributable to the reduction in state and foreign taxes previously paid on income from Hazeltine in fiscal 1996 coupled with the favorable resolution of a Hazeltine state tax audit, and the lower Federal rate recognized on the Puerto Rican operations of Filtertek in fiscal 1997. Management estimates the annual effective tax rate for fiscal year 1997 to be approximately 37%.


Financial Condition

Working capital decreased to $65.4 million at June 30, 1997 from $86.2 million at September 30, 1996, primarily due to the additional borrowings related to the Filtertek acquisition, offset by the purchased working capital of Filtertek. During the first nine months of fiscal 1997: costs and estimated earnings on long-term contracts increased $7.1 million due to the timing and volume of progress billings throughout the period; accounts receivable increased by $15.5 million and inventories increased in the aggregate by $6 million primarily as a result of the acquisition of Filtertek; and accounts payable and accrued expenses decreased by $6.9 million through payments necessary to satisfy commitments outstanding at September 30, 1996. Net cash generated by operating activities was $6.5 million in the first nine months of fiscal 1997 and net cash used by operating activities was $8.7 million in the same period of fiscal
1996. The increase in 1997 was primarily due to the improved operating results in fiscal 1997.

Capital expenditures were $7.5 million in the first nine months of fiscal 1997 compared with $6.5 million in the first nine months of fiscal 1996. Major expenditures in the current period include routine capitalized facility costs at SEI and manufacturing equipment at Filtertek and PTI.

On February 7, 1997, the Company completed the purchase of Filtertek.
The purchase was financed with cash and borrowings from the Company's bank credit facility. The existing bank credit facility was amended and restated as of February 7, 1997 to increase the available credit facility to $140 million. The maturity of the amended bank credit facility was extended to September 30, 2000. This acquisition will be accounted for under the purchase method of accounting, and accordingly, the acquisition cost will be allocated among the net assets of Filtertek based upon their estimated fair market values. However, this allocation process will be completed in the quarter ending September 30, 1997.


New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure". The Company will adopt the provisions of these pronouncements during the quarter ending December 31, 1997. The effect of adopting these provisions is not expected to be material.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement with the same prominence as other financial statements. SFAS NO. 130 is effective for fiscal years beginning after December 15, 1997.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the manner in which public business enterprises report information about operating segments in interim and annual financial statements, and the related disclosures about products and services, geographic areas and major customers. Management has not determined whether this Statement will require additional disclosures or any additional report of business segments. SFAS No. 131 is effective for periods beginning after December 15, 1997.



                      PART II. OTHER INFORMATION

Item 6 .  Exhibits and Reports on Form 8-K.

a)  Exhibits     -     None

b)  Reports on Form 8-K.   -   There were no reports on Form 8-K filed
                               during the quarter ended June 30, 1997.


                        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ESCO ELECTRONICS CORPORATION

                                /s/ Philip M. Ford
                                ------------------
                                Philip M. Ford
                                Senior Vice President
                                and Chief Financial Officer
                                (as duly authorized officer
                                and principal financial
                                officer of the registrant)

Dated:  August 14, 1997