Form 10-K
period 1997-09-30
ESCO ELECTRONICS CORP
filed 1997-12-23
CIK 866706

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                       ----------------------------------

                                    FORM 10-K


     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended September 30, 1997

                                                 OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period            to
                                              ----------    ---------

                         Commission file number: 1-10596

                          ESCO Electronics Corporation
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   Missouri                                                43-1554045
   (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

   8888 Ladue Road, Ste. 200
   St. Louis, Missouri                                     63124-2090
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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                         ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. [ ]

Aggregate market value of the Common Stock Trust Receipts held by non-affiliates of the registrant as of close of business on December 19, 1997: $195,738,287.*


           * For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.


Number of Common Stock Trust Receipts outstanding at December 19, 1997:
11,834,229 Receipts.


                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the registrant's Annual Report to Stockholders for fiscal year ended September 30, 1997 (the "1997 Annual Report") (Parts I and II).

2.    Portions of the registrant's Proxy Statement dated December 9, 1997 (Part
      III).

                          ESCO ELECTRONICS CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K


Item       Description                                                     Page

Part I

  1.       Business......................................................... 1

                  The Company............................................... 1
                  Products.................................................. 1
                  Marketing and Sales....................................... 3
                  Government Defense Contracts.............................. 4
                  Intellectual Property..................................... 6
                  Backlog................................................... 6
                  Purchased Components and Raw Materials.................... 6
                  Competition............................................... 6
                  Research and Development.................................. 7
                  Environmental Matters..................................... 7
                  Employees................................................. 8
                  Financing................................................. 8
                  History of the Business................................... 8
                  Forward-Looking Information...............................10

  2.       Properties.......................................................10

  3.       Legal Proceedings................................................11

  4.       Submission of Matters to a Vote of Security Holders..............12

Executive Officers of the Registrant........................................12


Part II

  5.       Market for the Registrant's Common Equity and Related
           Stockholder Matters...............................................13

  6.       Selected Financial Data...........................................13

  7.       Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................13

7A.        Quantitative and Qualitative Disclosures About Market Risk .......13

  8.       Financial Statements and Supplementary Data.......................13

  9.       Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................13


                                        I

Item       Description                                                      Page

 Part III

10.        Directors and Executive Officers of the Registrant................13

11.        Executive Compensation............................................14

12.        Security Ownership of Certain Beneficial Owners and Management ...14

13.        Certain Relationships and Related Transactions....................14


Part IV

14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K..14

SIGNATURES        ...........................................................19



                                       II

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

      ESCO Electronics Corporation ("ESCO") is a holding company for the following-listed operating subsidiaries: Distribution Control Systems, Inc. ("DCSI"), EMC Test Systems, L.P. ("ETS"), Filtertek Inc. ("Filtertek"), Filtertek BV, Filtertek de Puerto Rico, Inc., Filtertek SA, PTI Technologies Inc. ("PTI"), PTI Technologies Limited ("PTI Limited"), Rantec Microwave & Electronics, Inc. ("Rantec"), Systems & Electronics Inc. ("SEI"), and VACCO Industries ("VACCO") . These operating subsidiaries are wholly-owned subsidiaries of Defense Holding Corp. ("DHC"), a wholly-owned subsidiary of ESCO. ESCO and its direct and indirect wholly-owned subsidiaries are hereinafter referred to collectively as the "Company".

       The above-listed operating subsidiaries are engaged in the research, development, manufacture, sale and support of a wide variety of defense and commercial systems and products. Defense items principally are supplied to the United States Government under prime contracts with the Army, Navy and Air Force and under subcontracts with their prime contractors, and are also sold to foreign customers. Commercial items are supplied to a variety of customers worldwide. The Company's businesses are subject to a number of risks and uncertainties, including without limitation those discussed below. See Item 3. "Legal Proceedings" and "Management's Discussion and Analysis" appearing in the 1997 Annual Report.

       On February 7, 1997, ESCO acquired the filtration products and thermoform packaging businesses ("Filtertek") of Schawk, Inc.


PRODUCTS

       The Company operates in two principal industry segments: defense and commercial. See Note 11 of the Notes to Consolidated Financial Statements in the 1997 Annual Report, which Note is herein incorporated by reference.


DEFENSE PRODUCTS

       The Company's defense products are described below. Current activity includes the development of new products as well as production and support, in the form of spare parts and service, of existing products.


                                 DEFENSE SYSTEMS

       SEI supplies light, medium and heavy transportation systems and weapon subsystems to the armed forces. Currently in production is a multiple-wheeled trailer with individually steerable axles for transporting large battle tanks. In fiscal year 1997, this product (the M1000 trailer) contributed $28.1 million in sales revenue; in fiscal year 1996, $34.0 million; and in fiscal year 1995, $64.5 million. SEI also supplies high-capacity aircraft cargo loaders which aid in rapid tactical and strategic deployment. The first production deliveries of a 60,000 pound capacity aircraft cargo loader developed for the U.S. Air Force were made in late fiscal year 1997. The Air Force is currently conducting the initial operational test and evaluation of this loader, the total production requirement for which is expected to exceed 300 units. Further, SEI produces light and heavy tactical bridging systems.

      SEI also designs and manufactures launching and guidance systems utilizing electro-optic technology for anti-armor missiles. These systems are manufactured in differing configurations for installation on a variety of helicopters as well as armored vehicles. SEI is currently developing the mission equipment package for the

Bradley Fire Support Team Vehicle, which is used to direct artillery fire, locate enemy targets and provide vehicle self-location. In fiscal year 1997, SEI was awarded a contract to apply a more advanced version of this mission equipment package to the High-mobility Multi-purpose Wheeled Vehicle ("HMMWV").


                               DEFENSE ELECTRONICS

       Defense electronics equipment is designed and manufactured by SEI and Rantec. These subsidiaries primarily produce a diverse mix of military equipment which includes, but is not limited to, the following product lines:


       - SEI produces airborne radar systems for ground mapping, weather imaging, terrain following and fire control applications. All of these products have completed the production phase and are currently in the spares support phase.

       - SEI also supplies a lightweight man-portable surveillance radar that detects and classifies moving personnel, vehicles, low flying aircraft and artillery round impact.

       - Automatic test equipment (ATE) for ground support of radar and other avionics equipment is also produced by SEI. SEI is currently developing a high power device test system which will be a part of the U.S. Navy's family of avionics test equipment. Current activity in the area of mobile electronic test sets, which are utilized for testing equipment on high performance fighter aircraft as well as a specialized military transport aircraft, is in the spares support phase. SEI also provides interface adapters and test program software to meet the needs of each particular unit under test.

       - Rantec produces microwave antennas and antenna mounting and positioning systems for airborne radar, missile guidance, electronic warfare, military air traffic control and communications. Rantec also produces power systems for use in electronic warfare and cockpit display systems.


COMMERCIAL PRODUCTS

       The Company's commercial products are described below.


                              FILTRATION/FLUID FLOW

       PTI and PTI Limited develop and manufacture a wide range of filtration products. PTI is a leading supplier of filters to the commercial aerospace market. PTI's industrial business includes the supply of filtration solutions to the industrial and mobile fluid power markets and petrochemical processing industry. PTI also manufactures microfiltration and ultrafine filtration products used in a variety of commercial markets and applications. PTI Limited is a manufacturer and distributor of filter products, primarily in the European industrial marketplace. VACCO and PTI jointly develop and manufacture industrial filtration elements and systems primarily used within the petrochemical and nuclear industries, where a premium is placed on superior performance in a harsh environment. VACCO supplies latch valves, check valves and filters to the aerospace industry, primarily for use on satellites. VACCO also uses its etched disk technology to produce quiet valves and manifolds for U.S. Navy applications.

       Filtertek develops and manufactures a broad range of high-volume original equipment manufacturer ("OEM") filtration products at its facilities in North America, South America and Europe. Filtertek's products, which are centered around its insert injection-molding technology wherein a filter medium is inserted into the tooling prior to injection-molding of the filter housing, have widespread applications in the medical and health care markets, automotive fluid systems, and other commercial and industrial markets. A typical application can require daily production of many thousands of units, at very high levels of quality, and is generally produced on highly-automated equipment. Many of Filtertek's products incorporate proprietary product or process design, or both.


                      OTHER INDUSTRIAL /GOVERNMENT PRODUCTS

       SEI supplies electronic sorting and material handling equipment to the United States Postal Service and other customers.

       Rantec designs and manufactures various power supplies, principally for high resolution computer and avionics displays and other industrial equipment.

       Filtertek, through its Tek Packaging Division, produces special thermoform packaging for the medical, electronics, commercial and retail markets.


                               COMMUNICATIONS/TEST

       ETS designs and manufactures electromagnetic compatibility (EMC) test equipment. It also supplies controlled radio frequency testing environments (anechoic chambers), shielded structures for high security data processing, and electromagnetic absorption materials. ETS's products include antennas, towers and turntables, field probes, current probes, calibration equipment and other accessories required for performing EMC testing. ETS also supplies TEM (transverse electromagnetic) and GTEM! CELLS (gigahertz transverse electromagnetic) test cells and associated test software. These cells and, in particular, the GTEM! cells provide a controlled environment for quickly performing both emission and immunity testing with minimal test setup changes.

       DCSI is a leading manufacturer of two-way power line communication systems for the utility industry. These systems provide the electric utilities with a patented communication technology for demand-side management, distribution automation, and automatic meter reading capabilities, thus improving the efficiency of power delivery to the consumer of electric energy.

       Rantec designs and manufactures antennas and feeds for commercial uses, including an electronically scanned antenna used for control and navigation of air traffic. Rantec has also developed and will produce a commercial satellite cross-link antenna for use on the IRIDIUM(1) system, a forthcoming communications satellite system. Rantec also produces satellite antenna systems for use on commercial aircraft for in-flight entertainment, both audio and video.

       SEI has extensive experience in the design and manufacture of location systems for military applications. SEI used this technological expertise to develop a vehicle location, tracking and communications system which will have applications in theft deterrence, fleet management and messaging communications. SEI has also applied its expertise in image processing and target recognition to develop a proprietary security monitoring system which should have applications in commercial and industrial security systems.


MARKETING AND SALES

       The Company's defense products predominantly are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government accounted for approximately 44%, 53% and
--------
       (1) IRIDIUM is a registered trademark and service mark of IRIDIUM LLC.

70% of the Company's total sales in the fiscal years ended September 30, 1997, 1996 and 1995, respectively. The percentage figures for fiscal years 1996 and 1995 include 16% and 21%, respectively, attributable to U.S. Government sales of Hazeltine Corporation, a former subsidiary of ESCO which was sold to GEC-Marconi Electronic Systems Corporation ("GEC-Marconi") in July 1996. See Notes 2 and 11 of the Notes to Consolidated Financial Statements in the 1997 Annual Report, which Notes are herein incorporated by reference.

       The Company's commercial products generally are distributed to OEMs and aftermarket users through a domestic and foreign network of distributors, sales representatives and factory salespersons. Utility communication systems are sold directly to the electric utilities.

       International sales accounted for approximately 18%, 33% and 29% of the Company's total sales in the fiscal years ended September 30, 1997, 1996 and 1995, respectively. The decrease in fiscal year 1997 was primarily due to the divestiture of Hazeltine in July 1996 and lower Middle East sales at SEI. Hazeltine's international sales in the fiscal years ended September 30, 1996 and 1995 amounted to 13% in each year of the Company's total sales. See Notes 2 and 11 of the Notes to Consolidated Financial Statements in the 1997 Annual Report. The majority of these international sales involve defense products. Since most of the Company's foreign export sales involve technologically advanced products, services and expertise, U.S. export control regulations limit the types of products and services that may be offered and the countries and governments to which sales may be made. The Department of State issues and maintains the International Traffic in Arms Regulations pursuant to the Arms Export Control Act. Pursuant to these regulations, certain products and services cannot be exported without obtaining a license from the Department of State. Most of the defense products that the Company sells abroad cannot be sold without such a license. Consequently, the Company's international sales may be adversely affected by changes in the U.S. Government's export policy or by any suspension or revocation of the Company's foreign export control licenses.

       In addition, the Company's international sales are subject to risks inherent in foreign commerce, including currency fluctuations and devaluations, the risk of war, changes in foreign governments and their policies, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and litigating with foreign sovereigns.

       For its defense products, the Company maintains a domestic field marketing/sales network with offices located in the Washington, D.C. area and at several major U.S. Government defense procurement centers. The Washington, D.C. office carries out legislative activities, and conducts customer liaison activities with all branches of the U.S. armed services and with foreign government offices in the Washington, D.C. area. The primary responsibility for individual products or programs is handled within the product line organizations, with the field organization providing closely coordinated assistance.


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

       As a U.S. Government contractor, recognition of revenue is based upon certain accounting policies described in Notes 1(d) and 1(f) of the Notes to Consolidated Financial Statements in the 1997 Annual Report, which Notes are herein incorporated by reference. The Company's revenues are impacted by the timing of the receipt of orders during the year, which may cause fluctuations in quarterly sales comparisons on a year-to-year basis. The Company periodically reviews contracts in the ordinary course to ascertain if customer actions or inactions have caused or will cause increased costs. The Company has submitted requests for equitable adjustments ("REAs") and claims seeking additional compensation, which involve substantial amounts of money. To the extent these REAs and claims are finally resolved for less than the amounts anticipated, the Company's financial position and operating results could be adversely affected.

INTELLECTUAL PROPERTY

       The Company owns or has other rights in various forms of intellectual property (i.e., patents, trademarks, copyrights, mask works and other items). However, the Company believes that, although in its commercial business certain patents are significant with respect to certain products, currently its business, taken as a whole, is not materially dependent on intellectual property rights. With respect to patents in particular, most of the Company's U.S. Government contracts authorize it to use U.S. patents owned by others if necessary in performing such contracts. Corresponding provisions in Government contracts awarded to other companies make it impossible for the Company to prevent others from using its patents in most domestic defense work. As the Company expands its presence in commercial markets, it is placing a greater emphasis on developing intellectual property and protecting its rights therein.


BACKLOG

       The backlog of firm orders was approximately $228.2 million at September 30, 1997 and approximately $244.0 million at September 30, 1996. As of September 30, 1997, it is estimated that: (i) defense business accounted for approximately 48% of the firm orders and commercial business accounted for approximately 52%, and (ii) domestic customers accounted for approximately 88% of the firm orders and foreign customers accounted for approximately 12%. Of the total backlog of orders at September 30, 1997, approximately 89% (including all commercial orders) is expected to be completed in the fiscal year ending September 30, 1998.


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


COMPETITION

       The Company faces intense competition from a large number of firms for nearly all of its products. The principal competitive factors in the defense markets are price, service, quality, technical expertise and the ability to design and manufacture products to desired specifications. In filtration/ fluid flow, EMC test and commercial communications markets, competition is driven primarily by quality, price, technology and delivery performance. For most of its defense products and many of its commercial products, the Company's competitors are larger and have greater financial resources than the Company. As budgets decline, larger prime contractors may retain work which previously would have been subcontracted. Although the Company is a leading supplier in several of the markets it serves, the Company maintains a relatively small share of the business in many of the markets in which it participates. Because of the diversity and specialized nature of the Company's products, it is impossible to state precisely its competitive position with respect to each of its products. Substantial efforts are required in order to maintain existing business levels.

       The reduced military threat posed by the former Soviet Union and the continued domestic pressure to balance the Federal budget have led to reductions in U.S. defense spending for military equipment. These reductions have resulted in consolidations within the defense industry. In addition, the U.S. Government's increasing willingness to purchase commercial products where feasible will introduce new competitors in traditional defense markets. Further, the U.S. Government's adoption of the Foreign Comparison Test program, wherein the Government evaluates foreign products as a potential alternative to products developed by U.S. suppliers, is also expected to increase competitive pressures in these markets. These factors have all contributed to a highly competitive marketplace for defense products. In the international defense markets, the continuing decline in business in most areas in which the Company participates together with the globalization of competition have resulted in a highly competitive environment. However, the Company's strategy of forming alliances with several foreign companies should result in strengthening the Company's competitive position in these markets. Political factors also enter into foreign sales, including a foreign government's evaluation of the Company's willingness to subcontract work content to companies located in the foreign country involved.

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

       Competition in the Company's commercial markets is broadly based, and global in scope. Individual competitors range in size from annual revenues of less than $1 million to billion dollar enterprises, such as Pall Corporation, a major competitor in the filtration/fluid flow market. While the Company's commercial markets generally enjoy greater growth prospects than the defense markets, competition can be equally intense.


RESEARCH AND DEVELOPMENT

       Research and development and the Company's technological expertise are important factors in the Company's business. Research and development programs are designed to develop technology for new products or to extend or upgrade the capability of existing products and to assess their commercial potential.

       In addition to its work under development contracts, the Company performs research and development at its own expense. For the fiscal years ended September 30,1997, 1996 and 1995, total Company-sponsored research and development expenses were approximately $6.2 million, $11.9 million and $15.1 million, respectively, and Company-sponsored research and development expenses attributable to Hazeltine were approximately $6.1 million and $9.3 million for the fiscal years ended September 30, 1996 and 1995, respectively. Total customer-sponsored research and development expenses were approximately $6.3 million, $3.9 million and $10.1 million for the fiscal years ended September 30, 1997, 1996 and 1995, respectively. Such customer-sponsored expenses attributable to Hazeltine were approximately $3.9 million and $9.1 million for the fiscal years ended September 30, 1996 and 1995, respectively. The decreases in fiscal years 1997 and 1996 research and development expenses were due to the divestiture of Hazeltine in fiscal year 1996.


ENVIRONMENTAL MATTERS

       The Company is involved in various stages of investigation and cleanup relating to environmental matters. These matters primarily relate to Company facilities located in Newbury Park, California and Riverhead, New York. Textron, Inc. has indemnified the Company in respect of the cleanup expenses at the Newbury Park facility. In connection with the sale of Hazeltine, the Company retained ownership of the Riverhead facility (which is currently vacant), and agreed to indemnify Hazeltine and GEC-Marconi against certain environmental remediation expenses related to Hazeltine's facility at Quincy, Massachusetts. The Company is also involved in the remediation of off-site waste disposal facilities located in Winter Park, Florida and Jackson County, Arkansas, with regard to both of which the Company is one of a number of potentially responsible parties and thus bears a proportionate share of the total remediation expenses. It is very difficult to estimate the potential costs of such matters and the possible impact of these costs on the Company at this time due in part to: the uncertainty regarding the extent of pollution; the complexity of Government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of cost recovery; and in the case of off-site waste disposal facilities, the uncertain level of the Company's relative involvement and the possibility of joint and several liability with other contributors under applicable law. Based on information currently available, the Company does not believe that the aggregate costs involved in the resolution of these environmental matters will have a material adverse effect on the Company's financial statements. See Item 3. "Legal Proceedings".


EMPLOYEES

       As of October 31, 1997, the Company employed approximately 3,400 persons. Approximately 360 of the Company's employees are covered by a collective bargaining agreement, which expires in fiscal year 2000.


FINANCING

       The Company has a credit agreement, which has been amended and restated as of February 7, 1997, and further amended as of May 6, 1997 and as of November 21, 1997, for a $60 million term loan, amortizing at $1 million per quarter until March 31, 1998 and at $2 million per quarter thereafter through maturity, and an $80 million revolving credit facility (together the "Credit Facilities") with a group of seven banks agented by Morgan Guaranty Trust Company of New York. The Credit Facilities will mature and expire on September 30, 2000, and contain customary events of default, including change in control of the Company. In addition, under the Credit Facilities an event of default would occur if, for any reason other than payment or performance in accordance with the terms of one of the Company's contracts guaranteed by Emerson as referenced in the following section, Emerson shall cease to be liable under its guarantees with respect to any such contract. See "History Of The Business" below, "Management's Discussion and Analysis--Capital Resources and Liquidity" in the 1997 Annual Report, and Notes 7 and 12 of the Notes to Consolidated Financial Statements in the 1997 Annual Report, which Notes are herein incorporated by reference.


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

       On July 22, 1996, ESCO sold 100% of the capital stock of Hazeltine to GEC-Marconi. On February 7, 1997, ESCO acquired the filtration products and the thermoform packaging businesses ("Filtertek") of Schawk, Inc. See Note 2 of the Notes to Consolidated Financial Statements in the 1997 Annual Report.

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

       In connection with the Distribution, Emerson, ESCO and ESCO's subsidiaries entered into various agreements which deal with, among other things: (A) Emerson's guarantee of certain contracts of ESCO's subsidiaries existing at September 30, 1990 pursuant to which ESCO paid Emerson a guarantee fee of $7.4 million per year during the subsequent five (5) year period, which ended September 30, 1995 (as of September 30, 1997, the aggregate backlog of firm orders received by the Company was approximately $228.2 million which included guaranteed contracts totaling approximately $4.2 million, and there were open letters of credit with an aggregate value of approximately $2.4 million related to foreign advance payments in support of various contracts guaranteed by Emerson); (B) the lease by E&S (which lease was guaranteed by
ESCO) from Emerson of real property in St. Louis County, Missouri which formerly comprised ESCO's headquarters and E&S' primary manufacturing facility, and which terminated on September 30, 1995; (C) the allocation between ESCO and Emerson of certain rights and obligations relating to outstanding litigation, pre-Distribution tax liabilities and certain other matters; and (D) the provision of certain services by ESCO to Emerson and by Emerson to ESCO, which terminated on September 30, 1995. See Note 12 of the Notes to Consolidated Financial Statements in the 1997 Annual Report. Copies of certain of these agreements, as well as the Deposit and Trust Agreement, are incorporated by reference as exhibits to this Form 10-K.

       Pursuant to the Deposit and Trust Agreement, if ESCO should fail in certain circumstances to collateralize its obligation to indemnify Emerson with respect to contracts that are directly or indirectly guaranteed by Emerson, Emerson would have the right to direct the voting of the ESCO Common Stock represented by the Receipts with respect to the election of directors (including changing the size of the Board or removing directors and filling any vacancies). Emerson has the right to require ESCO to provide collateral upon: (A) the occurrence of certain events relating to such guaranteed contracts, including defaults; (B) ESCO's failure to provide certain information, notices or consultation to Emerson or to maintain certain financial ratios and covenants; or (C) the acquisition of beneficial ownership of 20% or more of the voting power of ESCO's outstanding capital stock by any person or group. If Emerson requires such collateral, it is unlikely that ESCO will be able to provide it in light of, among other things, the amount of collateral which would be required to secure its obligations under the guaranteed contracts, which obligations may continue even after completion of the contracts, and restrictions in its financing arrangements unless a waiver is obtained from its lenders. See "Financing" above and Note 8 of the Notes to Consolidated Financial Statements in the 1997 Annual Report, which Note is herein incorporated by reference.

       Effective September 30, 1993, ESCO's Board of Directors authorized an accounting readjustment of the Company's balance sheet in accordance with the accounting provisions applicable to a "quasi-reorganization," an elective accounting procedure intended to restate assets and liabilities to fair values and to eliminate any accumulated deficit in retained earnings. See Note 1(b) of the Notes to Consolidated Financial Statements in the 1997 Annual Report, which
Note is herein incorporated by reference.

       During fiscal year 1995, the Company changed its method of accounting from amortizing the Emerson guarantee fee over the expected duration of the guaranteed contracts (estimated benefit period of seven years) on a straight-line basis to amortizing it based upon the related guaranteed contract revenues generated to date and the expected future revenues. This change in accounting principle, which is inseparable from a change in accounting estimate, was retroactively implemented effective October 1, 1994. See Note 1(e) of the Notes to Consolidated Financial Statements in the 1997 Annual Report, which Note is herein incorporated by reference.


FORWARD-LOOKING INFORMATION

       The statements contained in this Item 1. "Business" and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's future revenues, profitability, financial resources, product mix, production and deliveries, market demand, product development and competitive position are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: changing priorities or reductions in the U.S. and worldwide defense budgets; termination of government contracts due to unilateral government action or the Company's failure to perform; delivery delays or defaults by customers; performance issues with key suppliers and subcontractors; the Company's successful execution of internal operating plans; and collective bargaining labor disputes.


ITEM 2. PROPERTIES

       The Company's principal buildings contain approximately 1,911,000 square feet of floor space. Approximately 1,548,500 square feet are owned by the Company and approximately 362,500 square feet are leased. Substantially all of the Company's owned properties are encumbered in connection with the Company's Credit Facilities. See Item 1. "Business--Financing" and Note 7 of the Notes to Consolidated Financial Statements in the 1997 Annual Report. The principal plants and offices are as follows:

                             SIZE            SQ. FT.                 PRINCIPAL USE
       LOCATION          (SQ. FT.)        OWNED/LEASED             (INDUSTRY SEGMENT)
       --------          ---------        ------------             ------------------

West Plains, MO            393,000            Owned                Manufacturing
                                                                   (Defense and Commercial)

St. Louis, MO              260,500            Owned                Management and Engineering
                                                                   (Defense and Commercial)

Sanford, FL                172,200            Owned                Manufacturing (Defense and
                                                                   Commercial)

Newbury Park, CA           144,600           Leased                Management, Engineering and
                                                                   Manufacturing (Defense and
                                                                   Commercial)

Huntley, IL                127,000            Owned                Manufacturing (Commercial)

Patillas, PR               110,000            Owned                Manufacturing (Commercial)

Durant, OK                  100,000               Owned                Manufacturing (Commercial)

Hebron, IL                   99,800               Owned                Management, Engineering and
                                                                       Manufacturing (Commercial)

South El Monte, CA           80,800               Owned                Management, Engineering and
                                                                       Manufacturing (Defense and
                                                                       Commercial)

Calabasas, CA                61,700               Owned                Management, Engineering and
                                                                       Manufacturing (Defense and
                                                                       Commercial)

Stockton, CA                 55,000               Leased               Manufacturing (Commercial)

Austin, TX                   50,000               Leased               Management, Engineering and
                                                                       Manufacturing (Commercial)

Los Osos, CA                 40,000               Owned                Engineering and Manufacturing
                                                                       (Defense and Commercial)

Newcastle West,              37,000               Owned                Manufacturing (Commercial)
Ireland

St. Louis, MO                35,000               Leased               Management, Engineering and
                                                                       Manufacturing (Commercial)

Juarez, Mexico               34,400                Leased              Manufacturing (Defense and
                                                                       Commercial)

Sheffield, England           33,500                Owned               Management, Manufacturing and
                                                                       Distributor (Commercial)

Plailly, France              33,000                Owned               Manufacturing (Commercial)

Sao Paulo, Brazil            22,000               Leased               Manufacturing (Commercial)

St. Louis, MO                21,800               Leased               ESCO Headquarters (Defense and
                                                                       Commercial)

       The Company believes its buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for the Company's current production requirements.


ITEM 3. LEGAL PROCEEDINGS

       In August 1994, a class action lawsuit was filed by Ronald and Angela Aprea and other persons against Hazeltine in the Supreme Court of the State of New York, Suffolk County, alleging personal injury and property damage caused by Hazeltine's purported releases of hazardous materials at Hazeltine's facility at Greenlawn, New York. In connection with the sale of Hazeltine, the Company indemnified Hazeltine and GEC-Marconi against expenses and potential liability related to this suit. The suit seeks compensatory and punitive damages, and an order enjoining Hazeltine from discharging further hazardous materials and for Hazeltine to remediate all damage to the property of the plaintiffs. The Company believes that no one and no property has been injured by any release of hazardous materials from Hazeltine's facility. In fiscal year 1995, the Court dismissed two counts of the complaint as a result of Hazeltine's motion to dismiss, and the plaintiffs filed an amended complaint. The plaintiffs filed a motion to be certified as a class, and, early in fiscal year 1997, the Court denied this motion. The plaintiffs appealed, and this appeal on the class action issue is now pending in the state appellate court. Based upon current facts, the Company is not able to estimate the probable outcome. Therefore, no provision for this litigation has been made in the consolidated financial statements in the 1997 Annual Report. Management believes the Company will be successful in defending this action and that the outcome will not have a material adverse effect on the Company's financial statements. See Note 13 of the Notes to Consolidated Financial Statements in the 1997 Annual Report, which Note is herein incorporated by reference. See also Item 1. "Business--Government Defense Contracts" and "Business--Environmental Matters".


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


EXECUTIVE OFFICERS OF THE REGISTRANT.

       The following sets forth certain information as of December 13, 1997 with respect to ESCO's executive officers. These officers have been elected to terms which expire at the first meeting of the Board of Directors after the next annual meeting of stockholders.



     Name              Age                  Position(s)
     ----              ---                  -----------
Dennis J. Moore *       59     Chairman, President and Chief Executive Officer

Philip M. Ford          57     Senior Vice President and Chief Financial Officer

Walter Stark            54     Senior Vice President, Secretary and General
                               Counsel

Philip A. Hutchison     56     Senior Vice President, Human Resources and
                               Administration


------------

* Also a director and Chairman of the Executive Committee of the Board of Directors.

      There are no family relationships among any of the executive officers and directors.

      Since October 1992, Mr. Moore has been Chairman, President and Chief Executive Officer of ESCO.

      Mr. Ford has been Senior Vice President and Chief Financial Officer of ESCO since October 1, 1990.

      Since October 1992, Mr. Hutchison has been Senior Vice President, Human Resources and Administration of ESCO.

      Since October 1992, Mr. Stark has been Senior Vice President, Secretary and General Counsel of ESCO.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The information required by this item is incorporated herein by reference to Notes 7 and 8 of the Notes to Consolidated Financial Statements, "Common Stock Market Prices" and "Shareholders' Summary--Capital Stock Information" appearing in the 1997 Annual Report. A special cash distribution of $3.00 per share was paid to Stockholders in September 1996. No other cash dividends have been declared on the Common Stock underlying the Receipts, and ESCO does not anticipate, currently or in the foreseeable future, paying cash dividends on the Common Stock, although it reserves the right to do so to the extent permitted by applicable law and agreements. ESCO's dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at that time, based on ESCO's earnings and financial position and such other business considerations as the Board deems relevant at that time.


ITEM 6.   SELECTED FINANCIAL DATA

       The information required by this item, with respect to selected financial data, is incorporated herein by reference to "Five-Year Financial Summary" and
Note 2 of the Notes to Consolidated Financial Statements appearing in the 1997 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis" appearing in the 1997 Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company on pages 17 through 34 and the report thereon of KPMG Peat Marwick LLP, independent certified public accountants, appearing on page 35 of the 1997 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in ESCO's Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 9, 1997 (the "1998 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this Form 10-K.

       Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement is hereby incorporated by reference.


ITEM  11.  EXECUTIVE COMPENSATION

       Information appearing under "Board of Directors and Committees" and "Executive Compensation" (except for the "Report of the Human Resources And Ethics Committee On Executive Compensation" and the "Performance Graph") in the 1998 Proxy Statement is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information regarding beneficial ownership of Receipts representing shares of common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any five percent stockholders appearing under "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 1998 Proxy Statement is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)   Documents filed as a part of this report:

                1. The Consolidated Financial Statements of the Company on pages 17 through 34 and the Independent Auditors' Report thereon of KPMG Peat Marwick LLP appearing on page 35 of the 1997 Annual Report.

                2. Financial statement schedules have been omitted because the subject matter is disclosed elsewhere in the financial statements and notes thereto, not required or not applicable, or the amounts are not sufficient to require submission.

                3.  Exhibits

                                                                               Filed Herewith or Incorporated by
     Exhibit                                                                   Reference to Document Indicated By
     Number                              Description                                        Footnote
     -------        -------------------------------------------           ----------------------------------------
     2(a)(i)        Stock Purchase Agreement dated as of May              Incorporated by Reference, Exhibit 2
                    23, 1996 between ESCO and GEC-Marconi                 [1]

     2(a)(ii)       First Amendment Agreement dated as of July            Incorporated by Reference, Exhibit 2
                    19, 1996 to Stock Purchase Agreement listed           [1]
                    as Exhibit 2(a)(i) above

     2(b)(i)        Acquisition Agreement dated December 18,              Incorporated by Reference, Exhibit
                    1996 between the Company and Schawk, Inc.             2(a) [2]

     2(b)(ii)       First Amendment dated as of February 6,               Incorporated by Reference, Exhibit
                    1997 to Acquisition Agreement listed as Exhibit       2(b) [2]
                    2(b)(i) above

       3(a)         Restated Articles of Incorporation of ESCO            Incorporated by Reference, Exhibit
                                                                          3.1 [3]

       3(b)         Bylaws of ESCO, as amended                            Incorporated by Reference, Exhibit
                                                                          3(b) [4]
       4(a)         Specimen certificate for ESCO's Common                Incorporated by Reference, Exhibit
                    Stock Trust Receipts                                  4(a) [5]

       4(b)         Rights Agreement dated as of September 24,            Incorporated by Reference, Exhibit
                    1990 between ESCO and Boatmen's Trust                 4.2 [3]
                    Company, as Rights Agent

    4(c)(i)         Credit Agreement dated as of                          Incorporated by Reference, Exhibit 4
                    September 23, 1990 (as amended and                    [2]
                    restated as of December 30, 1992,
                    amended as of January 15, 1993, October 15, 1993
                    and November 29, 1993, amended and restated as of
                    May 27, 1994, amended as of August 5, 1994,
                    amended and restated as of September 29, 1995,
                    amended as of June 6, 1996 and August 2, 1996,
                    and amended and restated as of February 7,
                    1997) among ESCO, Defense Holding Corp., the
                    Banks listed therein and Morgan Guaranty Trust
                    Company of New York, as Agent

     4(c)(ii)       Amendment dated as of May 6, 1997 to Credit
                    Agreement listed as Exhibit 4(c)(i) above

     4(c)(iii)      Amendment dated as of November 21, 1997
                    to Credit Agreement listed as Exhibit 4(c)(i)
                    above

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

       4(d)         Deposit and Trust Agreement dated as of               Incorporated by Reference, Exhibit
                    September 24, 1990 among ESCO, Emerson                4.3 [3]
                    Electric Co., Boatmen's Trust Company, as
                    Trustee, and the holders of Receipts from
                    time to time

    10(a)           Distribution Agreement dated as of September          Incorporated by Reference, Exhibit
                    24, 1990 by and among ESCO, Emerson                   2.1 [3]
                    Electric Co., and ESCO's direct and indirect
                    subsidiaries

    10(b)           Tax Agreement dated as of September 24,               Incorporated by Reference, Exhibit
                    1990 by and among ESCO, Emerson Electric              2.2 [3]
                    Co., and ESCO's direct and indirect
                    subsidiaries

    10(c)(i)        1990 Stock Option Plan*                               Incorporated by Reference,Exhibit
                                                                          10.3 [3]

    10(c)(ii)       Amendment to 1990 Stock Option Plan dated             Incorporated by reference, Exhibit
                    as of September 4, 1996*                              10(c)(ii) [6]

    10(d)           Form of Incentive Stock Option Agreement*             Incorporated by Reference, Exhibit
                                                                          10(g) [5]

    10(e)           Form of Incentive Stock Option Agreement -            Incorporated by Reference, Exhibit
                    Alternative*                                          10(h) [5]

    10(f)           Form of Non-Qualified Stock Option                    Incorporated by Refrence, Exhibit
                    Agreement*                                            10(i) [5]

    10(g)           Form of Split Dollar Agreement*                       Incorporated by Reference, Exhibit
                                                                          10(j) [4]

    10(h)           Form of Indemnification Agreement with each           Incorporated by Reference, Exhibit
                    of ESCO's directors.                                  10(k) [4]

    10(i)           Stock Purchase Agreement dated as of                  Incorporated by Reference, Exhibit
                    August 20, 1992 by and between Textron, Inc.          10(l) [7]
                    and ESCO

    10(j)(i)        Performance Share Plan*                               Incorporated by Reference [8]

    10(j)(ii)       Amendment to Performance Share Plan                   Incorporated by Reference, Exhibit
                    dated as of September 4, 1996*                        10(j)(ii) [6]

    10(k)           Supplemental Executive Retirement Plan as             Incorporated by Reference, Exhibit
                    amended and restated as of August 2, 1993*            10(n) [9]

    10(l)(i)        Directors' Extended Compensation Plan*                Incorporated by Reference, Exhibit
                                                                          10(o) [9]

    10(l)(ii)       Compensatory Arrangement with former                  Incorporated by Reference, Exhibit
                    ESCO director*                                        10(l)(ii) [6]

    10(m)(i)        1994 Stock Option Plan*                               Incorporated by Reference [10]

    10(m)(ii)       Amendment to 1994 Stock Option Plan dated             Incorporated by Reference, Exhibit
                    as of September 4, 1996*                              10(m)(ii) [6]

    10(n)           Form of Incentive Stock Option Agreement*             Incorporated by Reference, Exhibit
                                                                          10(n) [11]

      10(o)         Form of Non-Qualified Stock Option                    Incorporated by Reference, Exhibit
                    Agreement*                                            10(o) [11]

      10(p)         Severance Plan*                                       Incorporated by Reference, Exhibit
                                                                          10(p)[11]

      10(q)         Performance Compensation Plan dated as of             Incorporated by Reference, Exhibit
                    August 2, 1993 (as amended and restated as            10(q) [6]
                    of October 1, 1995)*

      10(r)         1997 Performance Share Plan*                          Incorporated by Reference [12]

      10(s) Notice Of Award--stock award to executive officer*

      13            The following-listed sections of the Annual
                    Report to Stockholders for the year ended
                    September 30, 1997:
                           Five-Year Financial Summary (p. 36)
                           Management's Discussion and Analysis
                             (pgs. 10-16)
                           Consolidated Financial Statements (pgs.
                             17-34) and Independent Auditors' Report
                             (p. 35)
                           Shareholders' Summary--Capital Stock
                             Information (p. 37)
                           Common Stock Market Prices (p. 36)

       21           Subsidiaries of ESCO

       23           Independent Auditors' Consent

       27           Financial Data Schedule

---------------

[1] Incorporated by reference to Current Report on Form 8-K--date of earliest event reported: July 22, 1996, at the Exhibit indicated

[2] Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 1996, at the Exhibit indicated

[3] Incorporated by reference to Registration Statement on Form 10, as amended on Form 8 filed September 27, l990, at the Exhibit indicated

[4] Incorporated by reference to Form l0-K for the fiscal year ended September 30, l991, at the Exhibit indicated

[5] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1990, at the Exhibit indicated

[6] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996, at the Exhibit indicated.

[7] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1992, at the

Exhibit indicated

[8] Incorporated by reference to Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 9, 1992

[9] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993, at the Exhibit indicated

[10] Incorporated by reference to Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 8, 1994

[11] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1995, at the Exhibit indicted

[12] Incorporated by reference to Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 6, 1996.

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this Part IV.


(b) No report on Form 8-K was filed during the quarter ended September 30, 1997.

(c) Exhibits: Reference is made to the list of exhibits in this Part IV, Item 14(a)3 above.

(d) Financial Statement Schedules: Reference is made to Part IV, Item 14(a)2 above.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ESCO ELECTRONICS CORPORATION


                                        By /s/ D. J. Moore
                                           ------------------
                                        D.J. Moore
                                        Chairman, President and
                                        Chief Executive Officer


Dated: December 19, 1997


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below effective December 19, 1997, by the following persons on behalf of the registrant and in the capacities indicated.

   SIGNATURE                                    TITLE
   ---------                                    -----


 /s/ D. J. Moore                     Chairman, President, Chief
 -----------------------
 D.J. Moore                          Executive Officer and Director


 /s/ P. M. Ford                      Senior Vice President and Chief
 -----------------------
 P.M. Ford                           Financial Officer (Principal Accounting
                                     Officer)

 /s/ J. J. Adorjan                   Director
 -----------------------
 J.J. Adorjan

 /s/ W. S. Antle III                 Director
 -----------------------
 W.S. Antle III

 /s/ J. J. Carey                     Director
 -----------------------
 J.J. Carey


 /s/ J.M. McConnell                  Director
 -----------------------
 J.M. McConnell

 /s/ D. C. Trauscht                  Director
 -----------------------
 D.C. Trauscht

                                INDEX TO EXHIBITS


Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.   Exhibit

4(c)(ii) Amendment dated as of May 6, 1997 to Credit Agreement listed as Exhibit 4(c)(i) in the list of exhibits in Item 14(a)(3)

4(c)(iii)     Amendment dated as of November 21, 1997 to Credit Agreement listed as Exhibit 4(c)(i) in the list of exhibits in Item 14(a)(3)

10(s)         Notice of Award--stock award to executive officer

13 The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 1997:

                  Five-year Financial Summary (p. 36)
                  Management's Discussion and Analysis (pgs. 10-16) Consolidated Financial Statements (pgs. 17-34) and Independent Auditors' Report (p. 35)
                  Shareholders' Summary--Capital Stock Information (p. 37) Common Stock Market Prices (p. 36)

21            Subsidiaries of ESCO

23            Independent Auditors' Consent

27            Financial Data Schedule

See Item 14(a)3 for a list of exhibits incorporated by reference