Form 10-Q
period 1997-12-31
ESCO ELECTRONICS CORP
filed 1998-02-12
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           Form 10-Q


(Mark One)

(X)  Quarterly  Report Pursuant to Section 13 or 15(d)  of  the
     Securities Exchange Act of 1934 For the quarterly period ended December 31, 1997

                               or

(  ) Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the transition period from ______to______

                 Commission file number 1-10596


                  ESCO ELECTRONICS CORPORATION

     (Exact name of registrant as specified in its charter)


     Missouri                                      43-1554045
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification No.)

8888 Ladue Road, Suite 200                         63124-2090
St. Louis, Missouri                                (Zip Code)
(Address of principal executive offices)



Registrant's telephone number, including area code:  (314) 213-7
200


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number  of  common stock trust receipts outstanding at  January
31, 1998: 11,844,478 receipts.





PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements



         ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
        Condensed Consolidated Statements of Operations
                          (Unaudited)
        (Dollars in thousands, except per share amounts)

                                            Three Months Ended
                                               December 31,
                                            ------------------

                                             1997        1996
                                             ----        ----
Net sales                                 $ 78,077      68,899
                                           -------      ------
Costs and expenses:
 Cost of sales                              56,048      51,939
 Selling, general and administrative expenses15,532     12,951
 Interest expense                            1,691         277
 Other, net                                  1,071         730
                                            ------      ------
    Total costs and expenses                74,342      65,897
                                            ------      ------
Earnings before income taxes                 3,735       3,002
Income tax expense                           1,125         820
                                            ------      ------
Net earnings                              $  2,610       2,182
                                           =======      ======
Earnings per share: -  Basic              $    .22         .18
                                           =======      ======
                    -  Diluted                 .21         .18
                                           =======      ======

See accompanying notes to condensed consolidated financial statements.


         ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Balance Sheets
                    (Dollars in thousands)


                                      December 31,  September 30,
                                           1997        1997
Assets                                (Unaudited)
Current assets:
 Cash and cash equivalents                $  1,735       5,818
 Accounts receivable, less allowance for
   doubtful accounts of $415 and $462,
   respectively                             44,107      48,612
 Costs and estimated earnings on long-term
   contracts, less progress billings of
   $60,774 and $56,451, respectively        52,373      54,633
 Inventories                                66,098      45,110
 Other current assets                        3,933       2,794
                                           -------     -------
      Total current assets                 168,246     156,967
                                           -------     -------
Property, plant and equipment, at cost     138,765     135,002
Less accumulated depreciation and
  amortization                              42,557      38,470
                                           -------     -------
      Net property, plant and equipment     96,208      96,532
Excess of cost over net assets of purchased
 businesses, less accumulated amortization
 of $3,152 and $2,735, respectively         57,647      54,996
Deferred tax assets                         47,451      48,510
Other assets                                21,043      21,182
                                           -------     -------
                                          $390,595     378,187
                                           =======     =======
Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings and current maturities
   of long-term debt                      $ 44,000      25,500
 Accounts payable                           33,061      38,238
 Advance payments on long-term contracts,
   less costs incurred of $1,422 and
   $1,624, respectively                      5,548       6,348
 Accrued expenses and other current
   liabilities                              24,481      24,590
                                           -------     -------
      Total current liabilities            107,090      94,676
                                           -------     -------
Other liabilities                           26,535      28,548
Long-term debt                              49,000      50,000
                                           -------     -------
      Total liabilities                    182,625     173,224
                                           -------     -------
Commitments and contingencies                   -           -
Shareholders' equity:
 Preferred stock, par value $.01 per share,
   authorized 10,000,000 shares                 -           -
 Common stock, par value $.01 per share,
   authorized 50,000,000 shares; issued
   12,490,674 and 12,478,328 shares,
   respectively                                125         125
 Additional paid-in capital                195,115     194,663
 Retained earnings since elimination of
   deficit of $60,798 at September 30, 1993 18,591      15,981
  Cumulative foreign currency translation
    adjustment                                (101)        196
 Minimum pension liability                   (181)        (181)
                                           -------      -------
                                           213,549     210,784
 Less treasury stock, at cost; 656,445
   and 689,945 common shares, respectively (5,579)      (5,821)
                                           -------     -------
      Total shareholders' equity           207,970     204,963
                                           -------     -------
                                          $390,595     378,187
                                           =======     =======
See  accompanying  notes  to condensed  consolidated  financial statements.



         ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
        Condensed Consolidated Statements of Cash Flows
                          (Unaudited)
                    (Dollars in thousands)

                                            Three Months Ended
                                               December 31,
                                            ------------------
                                              1997       1996
                                              ----       ----
Cash flows from operating activities:
 Net earnings                              $ 2,610      2,182
 Adjustments to reconcile net earnings to net
   cash used by operating activities:
     Depreciation and amortization           4,773      2,558
     Changes in operating working capital  (21,448)    (6,374)
     Other                                     219        365
                                           -------    -------
     Net cash used by operating activities(13,846)    (1,269)
                                          -------    -------
Cash flows from investing activities:
 Capital expenditures                       (3,747)   (1,753)
 Acquisition of business, less cash
   acquired                                 (3,460)       -
                                           -------   -------
       Net cash used by investing
         activities                         (7,207)  (1,753)
                                           -------  -------
Cash flows from financing activities:
 Net increase in short-term borrowings      18,500       -
 Principal payments on long-term debt       (1,000)     (325)
 Other                                        (530)       15
                                           -------    -------
       Net cash provided (used) by financing
         activities                         16,970      (310)
                                           -------   -------
Net decrease in cash and cash equivalents   (4,083)   (3,332)
Cash and cash equivalents, beginning of
  period                                     5,818    22,209
                                           -------   -------
Cash and cash equivalents, end of period   $ 1,735    18,877
                                            ======    ======

See accompanying notes to condensed consolidated financial statements.



         ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
     Notes to Condensed Consolidated Financial Statements
                          (Unaudited)

1. Basis of Presentation

   The accompanying condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Certain prior year amounts have been reclassified to conform with the fiscal 1998 presentation.

   The results for the three month period ended December 31, 1997 are not necessarily indicative of the results for the entire 1998 fiscal year.

2. Earnings Per Share

   During the three months ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and performance shares by using the treasury stock method. The number of shares used in the calculation of earnings per share for each period presented is as follows (in thousands):

                                          Three Months Ended
                                             December 31,
                                          ------------------
                                             1997       1996
                                             ----       ----
   Weighted Average Shares Outstanding
     - Basic                                11,818     11,818
   Dilutive Options and Performance Shares     764        227
                                            ------     ------
   Adjusted Shares - Diluted                12,582     12,045
                                            ======     ======

   Options to purchase 22,750 shares of common stock at $18.00 per share were outstanding during the quarter ended December 31, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire in 2007. At December 31, 1996 all outstanding options were included in the computation of dilutive EPS. Approximately 167,000 and 498,000 performance shares were outstanding but unearned at December 31, 1997, and 1996, respectively, and therefore, were not included in the respective computations of diluted EPS. The unearned performance shares expire in 2001.

3. Inventories

   Inventories   consist   of   the   following   (dollars   in
   thousands):

                                      December 31,   September 30,
                                         1997           1997
                                      ------------   -------------

   Finished Goods                      $   8,923         8,542
   Work in process, including long-term
     contracts                            42,146        22,971
   Raw materials                          15,029        13,597
                                          ------        ------
        Total inventories              $  66,098        45,110
                                        ========        ======

   Under the contractual arrangements by which progress payments are received, the U.S. Government has a security interest in the inventories associated with specific contracts. Inventories are net of progress payment receipts of $2.7 million and $3.2 million at December 31, 1997 and September 30, 1997, respectively.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations - Three months ended December 31, 1997
                        compared   with  three   months   ended
                     December 31, 1996.

Net sales of $78.1 million for the first quarter of fiscal 1998 increased $9.2 million (13.3%) from net sales of $68.9 million for the first quarter of fiscal 1997. The sales increase in the current quarter reflects additional commercial sales resulting from the Filtertek acquisition ($18.0 million) and higher volume at PTI and Rantec, offset by lower defense sales at Systems & Electronics Inc. (SEI). Commercial sales were $46.7 million (59.8%) and defense sales were $31.4 million (40.2%) for the first quarter of fiscal 1998, compared with commercial and defense sales of $26.5 million (38.5%) and $42.4 million (61.5%), respectively, in the first quarter of fiscal 1997. The Filtertek acquisition effectively increases the commercial content of the Company's annualized sales in fiscal 1998 to over 50%.

Order backlog at December 31, 1997 was $238.9 million, compared with $228.2 million at September 30, 1997. During the fiscal 1998 first quarter, new orders aggregating $88.8 million were received, compared with $57.1 million in the first quarter of fiscal 1997. The increase in fiscal 1998 orders includes $18.9 million related to Filtertek. The most significant orders in the current period were for filtration/fluid flow products, airborne radar systems and fire support mission equipment.

The gross profit percentage was 28.2% in the first quarter of fiscal 1998 and 24.6% in the first quarter of fiscal 1997. The margin improvement in the first quarter of fiscal 1998 is due to an improved sales mix throughout the Company.

Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 1998 were $15.5 million, or 19.9% of net sales, compared with $13 million, or 18.8% of net sales, for the same period a year ago. The increase in fiscal 1998 SG&A expenses is primarily due to the addition of Filtertek.

Interest expense increased to $1.7 million in fiscal 1998 from $.3 million in fiscal 1997 as a result of higher average outstanding borrowings. A significant amount of the outstanding borrowings in 1998 were incurred in February 1997 with the acquisition of Filtertek.

Other costs and expenses, net, were $1.1 million in the first quarter of fiscal 1998 compared to $.7 million in the same period of fiscal 1997. The increase in fiscal 1998 primarily reflects additional goodwill amortization expense associated with the acquisition of Filtertek in February 1997.

The effective income tax rate in the first quarter of fiscal 1998 was 30.1% compared to 27.3% in the first quarter of fiscal 1997. The fiscal 1998 effective tax rate was favorably impacted by the earnings contributed from the Company's Puerto Rican operations, and refunds received relating to state and local taxes. The effective tax rate during the first quarter of fiscal 1997 was favorably impacted by the settlement of a state tax liability. Management estimates the annual effective tax rate for fiscal year 1998 to be approximately 34%.




Financial Condition

Working capital decreased to $61.2 million at December 31, 1997 from $62.3 million at September 30, 1997. During the first three months of fiscal 1998: accounts receivable decreased by $4.5 million as a result of cash collections; costs and estimated earnings on long-term contracts and inventories increased in the aggregate by $18.7 million as a result of near-term production requirements (primarily
TUNNER 60K Loader); and accounts payable and accrued expenses decreased by $5.3 million through payments necessary to satisfy commitments outstanding at September 30, 1997.

Net  cash used by operating activities was $13.8 million  in the first three months of fiscal 1998 and $1.3 million in the same period of fiscal 1997. The 1998 cash usage was primarily due to the TUNNER 60K Loader inventory requirements at SEI.

Capital expenditures were $3.7 million in the first three months of fiscal 1998 compared with $1.8 million in the comparable period of fiscal 1997. Major expenditures in the current period include manufacturing equipment at Filtertek and PTI.

On December 31, 1997, the Company completed the purchase of Euroshield OY for approximately $3.5 million. Euroshield, based in Eura, Finland, designs and manufactures high quality shielding products used in the electromagnetic compatibility (EMC) industry.



                  PART II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K.

a)   Exhibits

     Exhibit
     Number

       4 Credit Agreement dated as of September 23, 1990 (as most recently amended and restated as of February 7, 1997 and amended as of November 21, 1997) among the Company, Defense Holding Corp., the Banks listed therein and Morgan Guaranty Trust Company of New York, as agent.


b)   Reports on Form 8-K -    There were no reports on Form 8-K
                              filed during the quarter ended December 31, 1997.



                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ESCO ELECTRONICS CORPORATION



                                    /s/ Philip M. Ford
                                    -------------------
                                    Philip M. Ford
                                    Senior Vice President
                                    and Chief Financial
                                    Officer (as duly authorized
                                    officer and principal financial
Dated: February 12, 1998            officer of the registrant)