Form 10-Q
period 1998-03-31
ESCO ELECTRONICS CORP
filed 1998-05-15
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	Form 10-Q


(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended March 31, 1998

	or

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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of common stock trust receipts outstanding at April 30, 1998:
11,965,082 receipts.






PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


              	ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
	             Condensed Consolidated Statements of Operations
	                             (Unaudited)
	             (Dollars in thousands, except per share amounts)


                                                    	Three Months Ended
	                                                           March 31,
                                                     ------------------
	                                                1998  	               1997
                                                 ----                  ----
Net sales	                                    $ 86,030	               88,811
                                              --------                ------
Costs and expenses:
	Cost of sales	                                 61,434	               66,384
	Selling, general and administrative expenses	  17,285	               15,740
	Interest expense	                               1,952	                1,234
	Other, net	                                       647	                1,069
                                               -------                ------
		Total costs and expenses	                     81,318	               84,427
                                               -------                ------
Earnings before income taxes	                    4,712                 4,384
Income tax expense	                              1,472	                1,617
                                               -------                ------
Net earnings	                                 $  3,240	                2,767
                                              ========                ======
Earnings per share:	-	Basic	                  $    .27	                  .23
                                              ========                ======
	                   -	Diluted	                     .26	                  .23
                                              ========                ======

See accompanying notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


              	ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
	             Condensed Consolidated Statements of Operations
	                              (Unaudited)
	             (Dollars in thousands, except per share amounts)

                                                  	Six Months Ended
	                                                       March 31,
                                                   ----------------
                                            	  1998  	             1997
                                               ----                ----
Net sales	                                   $164,107	            157,710
                                             --------             -------
Costs and expenses:
	Cost of sales	                               117,482	            118,323
	Selling, general and administrative expenses	 32,817	             28,691
	Interest expense	                              3,643	              1,511
	Other, net	                                    1,718	              1,799
                                             --------             -------
		Total costs and expenses	                   155,660	            150,324
                                             --------             -------
Earnings before income taxes	                   8,447	              7,386
Income tax expense	                             2,597	              2,437
                                             --------             -------
Net earnings	                                $  5,850	              4,949
                                             ========             =======
Earnings per share:	-	Basic	                 $    .49	                .42
                                             ========             =======
	                   -	Diluted	                    .47	                .40
                                             ========             =======

See accompanying notes to condensed consolidated financial statements.



               ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                	March 31,	     September 30,
	                                                  1998	             1997
                                                   ----              ----
Assets	                                         (Unaudited)
Current assets:
	Cash and cash equivalents	                      $  6,589	           5,818
	Accounts receivable, less allowance for doubtful
		accounts of $534 and $462, respectively	         44,508	          48,612
	Costs and estimated earnings on long-term
		contracts, less progress billings of
		$53,782 and $56,451, respectively	               42,092	          54,633
	Inventories	                                      82,089	          45,110
	Other current assets	                              3,477	           2,794
                                                  -------          -------
			Total current assets	                          178,755	         156,967
                                                  -------          -------
Property, plant and equipment, at cost	           142,180	         135,002
Less accumulated depreciation and amortization	    46,212	          38,470
                                                  -------          -------
			Net property, plant and equipment	              95,968	          96,532
Excess of cost over net assets of purchased
	businesses, less accumulated amortization
	of $3,583 and $2,735, respectively	               59,078	          54,996
Deferred tax assets	                               45,834	          48,510
Other assets	                                      21,028	          21,182
                                                  -------          -------
				                                             $400,663	         378,187
                                                 ========          =======
Liabilities and Shareholders' Equity
Current liabilities:
	Short-term borrowings and current maturities
		of long-term debt	                             $ 47,500	          25,500
	Accounts payable	                                 36,574	          38,238
	Advance payments on long-term contracts, less costs
		incurred of $1,201 and $1,624, respectively	      5,974	           6,348
	Accrued expenses and other current liabilities	   24,922	          24,590
                                                  -------          -------
			Total current liabilities	                     114,970	          94,676
                                                  -------          -------
Other liabilities	                                 27,110	          28,548
Long-term debt	                                    47,208	          50,000
                                                  -------          -------
			Total liabilities	                             189,288	         173,224
                                                  -------          -------
Commitments and contingencies	                       -	                -
Shareholders' equity:
	Preferred stock, par value $.01 per share,
		authorized 10,000,000 shares	                      -	                -
	Common stock, par value $.01 per share, authorized
		50,000,000 shares; issued 12,519,924 and
	12,478,328 shares, respectively	                     125	             125
	Additional paid-in capital	                      195,696	         194,663
	Retained earnings since elimination of
		deficit of $60,798 at September 30, 1993	        21,831	          15,981
	Cumulative foreign currency translation adjustment	 (528)	            196
	Minimum pension liability	                          (181)	           (181)
                                                  --------         --------
				                                               216,943	         210,784
	Less treasury stock, at cost; 654,945
		and 689,945 common shares, respectively	          (5,568)	         (5,821)
                                                   --------         --------
			Total shareholders' equity	                     211,375	         204,963
                                                   --------         --------
				                                              $400,663	         378,187
                                                  ========          =======
See accompanying notes to condensed consolidated financial statements.



              ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)
                           (Dollars in thousands)

                                                   	Six Months Ended
	                                                        March 31,
                                                    -----------------
	                                               1998	                1997
                                                ----                 ----
Cash flows from operating activities:
	Net earnings	                                $ 5,850	              4,949
	Adjustments to reconcile net earnings to net
	cash used by operating activities:
	Depreciation and amortization	                 9,168	              6,140
	Changes in operating working capital,
	net of acquired business	                    (23,233)	           (17,941)
	Other	                                         3,313	              2,203
                                              -------             -------
	Net cash used by operating activities	       ( 4,902)	            (4,649)
                                              -------             -------
Cash flows from investing activities:
	Capital expenditures	                        ( 6,539)	            (4,251)
	Acquisition of businesses, less cash acquired( 4,722)	            (92,900)
                                              -------              -------
	Net cash used by investing activities	       (11,261)	            (97,151)
                                              -------              -------
Cash flows from financing activities:
	Net increase in short-term borrowings	        20,976	              37,500
	Proceeds from Long-term debt	                   -                  60,000
	Principal payments on long-term debt	         (3,052)	            (13,675)
	Other	                                          (990)	                102
                                              -------              -------
	Net cash provided by financing activities	    16,934	              83,927
                                              -------              -------
Net increase (decrease) in cash and cash
   equivalents	                                   771	             (17,873)
Cash and cash equivalents, beginning of period	 5,818	              22,209
                                              -------              -------
Cash and cash equivalents, end of period	    $  6,589	               4,336
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

The results for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results for the entire 1998 fiscal year.

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

                                     	Three Months Ended	    Six Months ended
                                           	March 31,            March 31,
                                            ---------            ---------
                                     	1998	       1997	      1998        1997
                                      ----        ----       ----        ----
Weighted Average Shares
Outstanding - Basic	                11,848	     11,808	    11,833      11,814
Dilutive Options and
Performance Shares	                    731	        459	       741         428
                                    ------      ------     ------      ------
Adjusted Shares - Diluted	          12,579     	12,267    	12,574     	12,242
                                    ======      ======     ======      ======

Options to purchase 62,000 shares of common stock at approximately $18.00 per share and options to purchase 100,750 shares of common stock at $12.38 were outstanding during the six month periods ended March 31, 1998 and March 31, 1997, respectively, but were not included in the respective computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire in 2007 and 2008. Approximately 157,000 and 334,000 performance shares were outstanding but earned at March 31, 1998, and 1997, respectively, and therefore, were not included in the respective computations of diluted EPS. The unearned performance shares expire in 2001.

3.	Inventories

Inventories consist of the following (dollars in thousands):

                                             	March 31,        	September 30,
	                                               1998	                1997
                                                ----                 ----
Finished Goods	                             $   9,315	               8,542
Work in process, including long-term
contracts	                                     56,361	              22,971
Raw materials	                                 16,413	              13,597
                                               ------               ------
Total inventories	                          $  82,089	              45,110
                                               ======               ======

Under the contractual arrangements by which progress payments are received, the U.S. Government has a security interest in the inventories associated with specific contracts. Inventories are net of progress payment receipts of $2.1 million and $3.2 million at March 31, 1998 and September 30, 1997, respectively. The increase in inventories (work-in-process) is primarily related to the TUNNER program at SEI, as well as a normal inventory build-up at the other operating units necessary to satisfy the increased sales requirements for the remaining six months of fiscal 1998.




Item 2.	Management's Discussion and Analysis of Results of Operations and
       	Financial Condition


Results of Operations - Three months ended March 31, 1998 compared with
---------------------   three months ended March 31, 1997.

Net sales of $86.0 million for the second quarter of fiscal 1998 decreased $2.8 million (3.1%) from net sales of $88.8 million for the second quarter of fiscal 1997. The sales decrease in the current quarter reflects lower defense sales at Systems & Electronics Inc. (SEI) resulting from the timing of the receipt of orders. This decrease was partially offset by additional commercial sales resulting from the Filtertek acquisition ($7.3 million net increase) and higher volume at EMC Test Systems. Commercial sales were $44.2 million (51.4%) and defense sales were $41.8 million (48.6%) for the second quarter of fiscal 1998, compared with commercial and defense sales of $39.1 million (44.0%) and $49.7 million (56.0%), respectively, in the second quarter of fiscal 1997.

Order backlog at March 31, 1998 was $253.4 million, compared with $238.9 million at December 31, 1997. During the fiscal 1998 second quarter, new orders aggregating $100.5 million were received, compared with $95.5 million in the second quarter of fiscal 1997. The most significant orders in the current period were for filtration/fluid flow products, M1000 tank transporters and long-lead funding for the 60K/TUNNER aircraft cargo loader program.

The gross profit percentage was 28.6% in the second quarter of fiscal 1998 and 25.3% in the second quarter of fiscal 1997. The gross margin increased in the second quarter of fiscal 1998 due to an improved sales mix primarily related to the filtration/fluid flow businesses. Filtertek and PTI reported higher gross margins in the current quarter as compared to the prior year second quarter. The defense gross margin also increased in the current period due to changes in sales mix.

Selling, general and administrative (SG&A) expenses for the second quarter of fiscal 1998 were $17.3 million, or 20.1% of net sales, compared with $15.7 million, or 17.7% of net sales, for the same period a year ago. The increase in fiscal 1998 SG&A expenses is primarily due to the inclusion of Filtertek for the entire period of fiscal 1998 as compared to a partial period of fiscal 1997 as the acquisition was completed February 7, 1997.

Interest expense increased to $2.0 million in fiscal 1998 from $1.2 million in fiscal 1997 as a result of higher average outstanding borrowings in the current period. A significant amount of the outstanding borrowings in 1998 were incurred in conjunction with the 1997 acquisition of Filtertek.

Other costs and expenses, net, were $.6 million in the second quarter of fiscal 1998 compared to $1.1 million in the same period of fiscal 1997. The decrease in fiscal 1998 primarily reflects the impact of a favorable modification of a royalty agreement.

The effective income tax rate in the second quarter of fiscal 1998 was 31.2% compared to 36.9% in the second quarter of fiscal 1997. The lower effective tax rate is primarily attributable to the earnings contributed from the Company's Puerto Rican operations.




Results of Operations - Six months ended March 31, 1998 compared with
---------------------   six months ended March 31, 1997

Net sales of $164.1 million for the first six months of fiscal 1998 increased $6.4 million (4.1%) from net sales of $157.7 million for the first six months of fiscal 1997. The increase was primarily due to the Filtertek results of operations being included for the entire period in fiscal 1998, versus approximately seven weeks of operations during fiscal 1997. This increase was partially offset by a decrease in defense sales at SEI. PTI and EMC Test Systems also reported increases in year-to-year sales. Commercial sales were $90.8 million (55.3%) and Defense sales were $73.3 million (44.7%) for the first six months of fiscal 1998, compared with commercial and defense sales or $65.5 million (41.5%) and $92.2 million, (58.5%) respectively, in the first six months of fiscal 1997.

The order backlog at March 31, 1998 was $253.4 million, compared with $228.2 million at September 30, 1997. During the first six months of fiscal 1998, new orders aggregating $189.3 million were received, compared with $152.6 million (24% increase) in the first six months of fiscal 1997. The most significant orders in the current period were for filtration/fluid flow products, M1000 tank transporters, long-lead funding for the 60K/TUNNER aircraft cargo loader program, airborne radar systems, automatic meter reading equipment and fire support mission equipment.

The gross profit percentage was 28.4% in the first six months of fiscal 1998 and 25.0% in the first six months of fiscal 1997. The fiscal 1998 gross profit percentage increased from fiscal 1997 due to an improved sales mix primarily related to the filtration/fluid flow businesses. Filtertek and PTI reported higher gross margins in the current year period as compared to the prior year period. The defense gross margin also increased in the current year due to an improved sales mix.

Selling, general and administrative expenses for the first six months of fiscal 1998 were $32.8 million, or 20.0% of net sales, compared with $28.7 million or 18.2% of net sales, for the same period a year ago. The increase in fiscal 1998 SG&A expenses is primarily due to the inclusion of Filtertek for the entire period of fiscal 1998 as compared to a partial period of fiscal 1997 as the acquisition was completed February 7, 1997.

Interest expense increased to $3.6 million from $1.5 million as a result of higher average outstanding borrowings in fiscal 1998 compared to fiscal 1997. A significant amount of the outstanding borrowings in 1998 were incurred in conjunction with the 1997 acquisition of Filtertek.

Other costs and expenses, net, were $1.7 million in the first six months of fiscal 1998 compared to $1.8 million in the same period of fiscal 1997. The net decrease in fiscal 1998 reflects additional goodwill amortization expense associated with the acquisition of Filtertek, offset by the favorable modification of a royalty agreement as reported in the second quarter of fiscal 1998.

The effective income tax rate in the first six months of fiscal 1998 was 30.7% compared with 33.0% for the first six months of fiscal 1997. The lower effective tax rate for the first six months of fiscal 1998 is attributable to the earnings contributed from the Company's Puerto Rican operations, and refunds received relating to the resolutions of state and local tax matters. Management estimates the annual effective tax rate for fiscal 1998 to be approximately 32%.

Financial Condition
-------------------

Working capital increased to $63.8 million at March 31, 1998 from $62.3 million at September 30, 1997. During the first six months of fiscal 1998: accounts receivable decreased by $4.1 million as a result of cash collections; costs and estimated earnings on long-term contracts and inventories increased in the aggregate by $24.4 million in support of near-term production requirements (primarily 60K/TUNNER); and accounts payable and accrued expenses decreased by $1.3 million through payments necessary to satisfy commitments outstanding at September 30, 1997.

Net cash used by operating activities was $4.9 million in the first six months of fiscal 1998 and $4.6 million in the same period of fiscal
1997. The 1998 cash usage was primarily due to the inventory requirements discussed in the previous paragraph.

Capital expenditures were $6.5 million in the first six months of fiscal 1998 compared with $4.3 million in the comparable period of fiscal 1997. Major expenditures in the current period included manufacturing equipment at Filtertek and PTI.

On December 31, 1997, the Company completed the purchase of Euroshield OY for consideration which included $3.5 million in cash. Euroshield, based in Eura, Finland, designs and manufactures high quality shielding products used in the electromagnetic compatibility (EMC) industry.



                      PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Company's shareholders was held on Thursday, February 12, 1998. Voted on at the meeting was the election of two directors. The voting for directors was as follows:

                                       		For            	Withheld
                                         ---             --------
	        J. J. Carey                   10,716,079	        30,248
	        D. J. Moore	                  10,716,647	        29,680


Item 5.	Other Information.

The Year 2000 ("Y2K") issue refers to the inability of a date-sensitive computer program to recognize a two-digit date field designated as "00" as the year 2000. Mistaking "00" for 1900 could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, send invoices, or engage in other normal business activities. This is a significant issue for most, if not all, companies with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty.

The Company is currently assessing the magnitude of its Y2K issue and has already determined that it may be required to modify or replace certain portions of its software so that its computer systems will be able to function properly beyond December 31, 1999. This may require software replacement, reprogramming or other remedial action. The Company is also communicating with its suppliers and customers to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own Y2K issue.

In conjunction with this assessment, the Company is finalizing its action plans to address the Y2K issue, including contingencies to address unforeseen problems. The Company plans to use both internal and external resources to complete Y2K reprogramming, software replacement and testing. Preliminary plans anticipate completion of the Y2K remedial work by mid-1999. To date, the company has incurred approximately $1 million related to the Y2K remedial work. The total cost of the Y2K remedial work is estimated to be less than $5 million and will be expensed as incurred over the next 18 months.

The expected costs of the project and the date on which the Company plans to complete the Y2K remediation work are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to the availability and cost of personnel trained in this area and the ability to identify and correct all relevant computer codes.




Item 6.	Exhibits and Reports on Form 8-K.

a) Exhibits	-	None

b) Reports on Form 8-K	-	There were no reports on Form 8-K filed
                         during the quarter ended March 31, 1998.



                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           	ESCO ELECTRONICS CORPORATION

	                                           /s/ Philip M. Ford
                                            ------------------
	                                           Philip M. Ford
	                                           Senior Vice President
	                                           and Chief Financial Officer
	                                           (as duly authorized officer
	                                            and principal financial
Dated: May 14, 1998	                         officer of the registrant)