Form 10-Q
period 1998-06-30
ESCO ELECTRONICS CORP
filed 1998-08-13
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q


 (Mark One)

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

                                    or

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 Number of common stock trust receipts outstanding at July 31, 1998:
 12,449,018 receipts.





 PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements


               ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Operations
                                (Unaudited)
             (Dollars in thousands, except per share amounts)


                                                    Three Months Ended
                                                         June 30,

                                                    1998          1997
                                                    ----          ----
 Net sales                                       $ 98,236       109,348
                                                 --------       -------
 Costs and expenses:
    Cost of sales                                  72,595        83,835
    Selling, general and administrative expenses   16,966        17,063
    Interest expense                                2,021         1,935
    Other, net                                      1,056         1,096
                                                 --------       -------
      Total costs and expenses                     92,638       103,929
                                                 --------       -------
 Earnings before income taxes                       5,598         5,419
 Income tax expense                                 1,751         2,089
                                                 --------       -------
 Net earnings                                    $  3,847         3,330
                                                 ========       =======

 Earnings per share:     -  Basic                $    .32           .28
                                                 ========       =======

                         -  Diluted                   .31           .27
                                                 ========       =======


  See accompanying notes to condensed consolidated financial statements.




             ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations
                                (Unaudited)
            (Dollars in thousands, except per share amounts)


                                                    Nine Months Ended
                                                        June 30,

                                                   1998           1997
                                                ----------      ---------
 Net sales                                      $262,343        267,058
                                                --------        -------
 Costs and expenses:
    Cost of sales                               190,077         202,158
    Selling, general and administrative expenses 49,783          45,754
    Interest expense                              5,664           3,446
    Other, net                                    2,774           2,895
                                               --------         -------
      Total costs and expenses                 248,298          254,253
                                               -------          -------
 Earnings before income taxes                   14,045           12,805
 Income tax expense                              4,348            4,526
                                               -------          -------
 Net earnings                                 $  9,697            8,279
                                              ========          =======

 Earnings per share:     -  Basic             $    .82              .70
                                              ========          =======
                         -  Diluted                .78              .68
                                              ========          =======


 See accompanying notes to condensed consolidated financial statements.




              ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets
                         (Dollars in thousands)


                                                  June 30,      September 30,
                                                    1998            1997
                                                    ----            ----
 Assets                                          (Unaudited)
 Current assets:
    Cash and cash equivalents                    $  4,845            5,818
    Accounts receivable, less allowance for doubtful
      accounts of $536 and $462, respectively      52,376           48,612
    Costs and estimated earnings on long-term
      contracts, less progress billings of
      $53,669 and $56,451, respectively            36,913           54,633
    Inventories                                    88,550           45,110
    Other current assets                            4,253            2,794
                                                  -------          -------
        Total current assets                      186,937          156,967
                                                  -------          -------
 Property, plant and equipment, at cost           145,041          135,002
 Less accumulated depreciation and amortization    49,977           38,470
                                                  -------          -------
        Net property, plant and equipment          95,064           96,532
 Excess of cost over net assets of purchased
    businesses, less accumulated amortization
    of $4,029 and $2,735, respectively             58,833           54,996
 Deferred tax assets                               43,875           48,510
 Other assets                                      21,192           21,182
                                                  -------          -------
                                                 $405,901          378,187
                                                  =======          =======
 Liabilities and Shareholders' Equity
 Current liabilities:
    Short-term borrowings and current maturities
      of long-term debt                          $ 51,000           25,500
    Accounts payable                               38,575           38,238
    Advance payments on long-term contracts, less costs
      incurred of $1,317 and $1,624, respectively   6,846            6,348
    Accrued expenses and other current liabilities 23,130           24,590
                                                  -------          -------
        Total current liabilities                 119,551           94,676
                                                  -------          -------
 Other liabilities                                 26,441           28,548
 Long-term debt                                    45,147           50,000
                                                  -------          -------
        Total liabilities                         191,139          173,224
                                                  -------          -------
 Commitments and contingencies                       -                -
 Shareholders' equity:
    Preferred stock, par value $.01 per share,
      authorized 10,000,000 shares                   -                -
    Common stock, par value $.01 per share, authorized
      50,000,000 shares; issued 12,639,345 and
    12,478,328 shares, respectively                   126              125
    Additional paid-in capital                    195,118          194,663
    Retained earnings since elimination of
      deficit of $60,798 at September 30, 1993     25,678           15,981
    Cumulative foreign currency translation
      adjustment                                     (551)             196
    Minimum pension liability                        (181)            (181)
                                                  --------         --------
                                                  220,190          210,784
    Less treasury stock, at cost; 635,445
      and 689,945 common shares, respectively      (5,428)          (5,821)
                                                  --------         --------
        Total shareholders' equity                214,762          204,963
                                                  -------          -------
                                                 $405,901          378,187
                                                  =======          =======

  See accompanying notes to condensed consolidated financial statements.




             ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                         (Dollars in thousands)


                                                    Nine Months Ended
                                                         June 30,
                                                         --------

                                                   1998           1997
                                                   ----           ----
 Cash flows from operating activities:
    Net earnings                                $ 9,697          8,279
    Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
    Depreciation and amortization                13,718         10,513
    Changes in operating working capital,
    net of acquired businesses                  (32,077)       (17,609)
    Other                                         4,221          5,333
                                                -------        -------
    Net cash provided (used) by operating
    activities                                   (4,441)         6,516
                                                -------        -------
 Cash flows from investing activities:
    Capital expenditures                        ( 9,839)        (7,518)
    Acquisition of businesses, less cash
       acquired                                 ( 4,722)        (92,900)
                                                --------        --------
    Net cash used by investing activities       (14,561)       (100,418)
                                                --------       ---------
 Cash flows from financing activities:
    Net increase in short-term borrowings        24,476          33,000
    Proceeds from long-term debt                   -             60,000
    Principal payments on long-term debt         (5,113)        (14,675)
    Other                                        (1,334)           (631)
                                                --------        --------
    Net cash provided by financing activities    18,029          77,694
                                                -------         -------
 Net decrease in cash and cash equivalents         (973)        (16,208)
 Cash and cash equivalents, beginning of period   5,818          22,209
                                                --------        --------
 Cash and cash equivalents, end of period      $  4,845           6,001
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

    The results for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results for the entire 1998 fiscal year.

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

                                   Three Months Ended      Nine Months ended
                                         June 30,               June 30,
                                         --------               --------

                                   1998          1997      1998         1997
                                   ----          ----      ----         ----
    Weighted Average Shares
     Outstanding - Basic          11,965        11,804    11,880       11,810
    Dilutive Options and
     Performance Shares              534           415       535          424
                                  ------        ------    ------       ------
    Adjusted Shares - Diluted     12,499        12,219    12,415       12,234
                                  ======        ======    ======       ======


    Options to purchase 77,500 shares of common stock at approximately $18.00 - $19.22 per share and options to purchase 163,750 shares of common stock at $12.38 were outstanding during the nine month periods ended June 30, 1998 and June 30, 1997, respectively, but were not included in the respective computations of diluted EPS because the options exercise price was greater than the average market price of the common shares. These options expire in 2007 and 2008. Approximately 113,000 and 334,000 performance shares were outstanding but unearned at June 30, 1998, and 1997, respectively, and therefore, were not included in the respective computations of diluted EPS. The unearned performance shares expire in 2001.

3.  Inventories

    Inventories consist of the following (dollars in thousands):

                                                 June 30,       September 30,
                                                   1998             1997
                                                   ----             ----
    Finished Goods                               $ 8,670           8,542
    Work in process, including long-term
       contracts                                  64,177          22,971
    Raw materials                                 15,703          13,597
                                                  ------          ------

         Total inventories                       $88,550          45,110
                                                  ======          ======


    Under the contractual arrangements by which progress payments are received, the U.S. Government has a security interest in the inventories associated with specific contracts. Inventories are net of progress payment receipts of $3.1 million and $3.2 million at June 30, 1998 and September 30, 1997, respectively. The increase in inventories (work-in-process) is primarily related to the TUNNER program at SEI, as well as a normal inventory build-up at the other operating units necessary to satisfy the increased sales requirements for the remaining three months of fiscal 1998.




 Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


 Results of Operations - Three months ended June 30, 1998 compared with three months ended June 30, 1997.

 Net sales of $98.2 million for the third quarter of fiscal 1998 decreased $11.1 million (10.2%) from net sales of $109.3 million for the third quarter of fiscal 1997. The sales decrease in the current quarter reflects lower defense sales at Systems & Electronics Inc. (SEI) resulting from the timing of the receipt of defense orders. This decrease was partially offset by additional commercial sales at PTI and Filtertek. Commercial sales were $55.1 million (56.1%) and defense sales were $43.1 million (43.9%) for the third quarter of fiscal 1998, compared with commercial and defense sales of $56.5 million (51.7%) and $52.8 million (48.3%), respectively, in the third quarter of fiscal 1997. Commercial sales decreased ($1.4 million, net) in the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997 due to lower U.S. Postal Service sales at SEI, partially offset by an increase in filtration/fluid flow products at PTI and Filtertek.

 Order backlog at June 30, 1998 was $285.3 million, compared with $253.4 million at March 31, 1998. During the fiscal 1998 third quarter, new orders aggregating $130.1 million were received, compared with $88.0 million (48% increase) in the third quarter of fiscal 1997. The most significant orders in the current period were for electric utility communication and automatic meter reading systems, filtration/fluid flow products, long-lead funding for the 60K/TUNNER aircraft loader program, U.S. Postal Service equipment, and electronic test equipment.

 The gross profit percentage was 26.1% in the third quarter of fiscal 1998 and 23.3% in the third quarter of fiscal 1997. The gross margin increased in the third quarter of fiscal 1998 due to an improved sales mix throughout the Company.

 Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 1998 were $17.0 million, or 17.3% of net sales, compared with $17.1 million, or 15.6% of net sales, for the same period a year ago. The percentage increase is the result of the lower sales level in fiscal 1998.

Interest expense increased to $2.0 million in fiscal 1998 from $1.9 million in fiscal 1997 as a result of higher average outstanding borrowings in the current period. A significant amount of the outstanding borrowings in both periods presented were incurred in conjunction with the 1997 acquisition of Filtertek.

Other costs and expenses, net, were $1.1 million in the third quarter of fiscal 1998, consistent with the $1.1 million in the same period of fiscal 1997.

The effective income tax rate in the third quarter of fiscal 1998 was 31.3% compared to 38.5% in the third quarter of fiscal 1997. The lower effective tax rate is primarily attributable to the earnings contributed from the Company's foreign operations.




Results of Operations - Nine months ended June 30, 1998 compared with nine months ended June 30, 1997

Net sales of $262.3 million for the first nine months of fiscal 1998 decreased $4.8 million (1.8%) from net sales of $267.1 million for the first nine months of fiscal 1997. The decrease primarily reflects lower defense sales at SEI. This decrease was partially offset by additional commercial sales resulting from the Filtertek acquisition ($26.4 million net increase) and higher volume at EMC Test Systems and PTI. Commercial sales were $145.9 million (55.6%) and defense sales were $116.4 million (44.4%) for the first nine months of fiscal 1998, compared with commercial and defense sales of $122.1 million (45.7%) and $145 million, (54.3%) respectively, in the first nine months of fiscal 1997.

The order backlog at June 30, 1998 was $285.3 million, compared with $228.2 million at September 30, 1997. During the first nine months of fiscal 1998, new orders aggregating $319.4 million were received, compared with $240.6 million (32.8% increase) in the first nine months of fiscal 1997. The most significant orders in the current period were for filtration/fluid flow products, electric utility communication and automatic meter reading systems, long-lead funding for the 60K/TUNNER aircraft loader program, M1000 tank transporters, airborne radar systems, and fire support mission equipment.

The gross profit percentage was 27.5% in the first nine months of fiscal 1998 and 24.3% in the first nine months of fiscal 1997. The fiscal 1998 gross profit percentage increased from fiscal 1997 due to an improved sales mix throughout the Company.

Selling, general and administrative expenses for the first nine months of fiscal 1998 were $49.8 million, or 19.0% of net sales, compared with $45.8 million or 17.1% of net sales, for the same period a year ago. The increase in fiscal 1998 SG&A expenses is primarily due to the inclusion of Filtertek for the entire period of fiscal 1998 as compared to a partial period of fiscal 1997 as the acquisition was completed February 7, 1997.

Interest expense increased to $5.7 million from $3.4 million as a result of higher average outstanding borrowings in fiscal 1998 compared to fiscal 1997. A significant amount of the outstanding borrowings in 1998 were incurred in conjunction with the February 1997 acquisition of Filtertek.

Other costs and expenses, net, were $2.8 million in the first nine months of fiscal 1998, consistent with the $2.9 million in the same period of fiscal 1997.

The effective income tax rate in the first nine months of fiscal 1998 was 31.0% compared with 35.3% for the first nine months of fiscal 1997. The lower effective tax rate for the first nine months of fiscal 1998 is attributable to the earnings contributed from the Company's Puerto Rican and other foreign operations, and refunds received relating to the resolutions of state and local tax matters. Management estimates the annual effective tax rate for fiscal 1998 to be approximately 31%.

Financial Condition

Working capital increased to $67.4 million at June 30, 1998 from $62.3 million at September 30, 1997. During the first nine months of fiscal 1998: accounts receivable increased by $3.8 million as a result of the timing of sales and deliveries throughout the period; costs and estimated earnings on long-term contracts and inventories increased in the aggregate by $25.7 million in support of near-term production requirements
(primarily 60K/TUNNER); and accounts payable and accrued expenses decreased by $1.0 million due to the timing of payments.

Net cash used by operating activities was $4.4 million in the first nine months of fiscal 1998. Net cash generated by operating activities was $6.5 million in the same period of fiscal 1997. The 1998 cash usage was primarily due to the inventory requirements discussed in the previous paragraph.

Capital expenditures were $9.8 million in the first nine months of fiscal 1998 compared with $7.5 million in the comparable period of fiscal 1997. Major expenditures in the current period included manufacturing equipment at Filtertek and PTI.

On December 31, 1997, the Company completed the purchase of Euroshield OY for consideration which included $3.5 million in cash. Euroshield, based in Eura, Finland, designs and manufactures high quality shielding products used in the electromagnetic compatibility (EMC) industry.

The Year 2000 Issue

The Year 2000 (Y2K) issue refers to the inability of a date-sensitive computer program to recognize a two-digit date field designated as "00" as the year 2000. Mistaking "00" for 1900 could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, send invoices, or engage in other normal business activities. This is a significant issue for most, if not all, companies with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty.

The Company is currently assessing the magnitude of its Y2K issue and has already determined that it may be required to modify or replace certain portions of its software so that its computer systems will be able to function properly beyond December 31, 1999. This may require software replacement, reprogramming or other remedial action. The Company is also communicating with its suppliers and customers to determine the extent of the Company s vulnerability to the failure of third parties to remediate their own Y2K issue.

In conjunction with this assessment, the Company is finalizing its action plans to address the Y2K issue, including contingencies to address unforeseen problems. The Company plans to use both internal and external resources to complete Y2K reprogramming, software replacement and testing. Preliminary plans anticipate completion of the Y2K remedial work by September 30, 1999. To date, the company has incurred approximately $1.25 million related to the Y2K remedial work. The total cost of the Y2K remedial work is estimated to be less than $5 million and will be expensed as incurred over the next
15 months.

The expected costs of the project and the date on which the Company plans to complete the Y2K remediation work are based on management s best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to identify and correct all relevant computer codes.

Forward Looking Statements

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. Actual results may differ due to risks and uncertainties which are described in the Company's Form 10-K for fiscal year 1997, on page 37 of the 1997 Annual Report to Shareholders and in The Year 2000 Issue section above.




                        PART II OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.

a) Exhibits

   Exhibit
   Number

    4 Credit Agreement dated as of September 23, 1990 (as most recently amended and restated as of February 7, 1997 and amended as of May 6, 1997, November 21, 1997 and June 29, 1998)among the Company, Defense Holding Corp., the Banks listed therein and Morgan Guaranty Trust Company of
                          New York, as agent.

    10(a) Notice of Award - stock award to executive officer

    10(b) Notice of Award - stock award to executive officer

b)  Reports on Form 8-K   There were no reports on Form 8-K filed
                          during the quarter ended June 30, 1998.



                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ESCO ELECTRONICS CORPORATION

                                           /s/Philip M. Ford
                                           -----------------
                                           Philip M. Ford
                                           Senior Vice President
                                           and Chief Financial Officer
                                           (as duly authorized officer
                                           and principal financial
 Dated: August 13, 1998                    officer of the registrant)