Form 10-K405
period 1998-09-30
ESCO ELECTRONICS CORP
filed 1998-12-22
CIK 866706

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                       ----------------------------------

                                    FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period _________ to _________

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

                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. [X]

Aggregate market value of the Common Stock Trust Receipts held by non-affiliates of the registrant as of close of business on December 18, 1998:
$104,266,488.*


       * For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.


Number of Common Stock Trust Receipts outstanding at December 18, 1998:
12,267,321 Receipts.


                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the registrant's Annual Report to Stockholders for fiscal year ended September 30, 1998 (the "1998 Annual Report") (Parts I and II).

2.   Portions of the registrant's Proxy Statement dated December 4, 1998 (Part
     III).



















                            (Cover page 2 of 2 pages)

                          ESCO ELECTRONICS CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K



     Item    Description                                              Page
     ---------------------------------------------------------------  ----

     Part I

     1.      Business ..............................................     1

              The Company ..........................................     1
              Products .............................................     1
              Marketing and Sales ..................................     4
              Government Defense Contracts .........................     5
              Intellectual Property ................................     6
              Backlog ..............................................     7
              Purchased Components and Raw Materials ...............     7
              Competition ..........................................     7
              Research and Development .............................     8
              Environmental Matters ................................     8
              Employees ............................................     9
              Financing ............................................     9
              History of the Business ..............................     9
              Forward-Looking Information ..........................    10

     2.      Properties ............................................    11

     3.      Legal Proceedings .....................................    12

     4.      Submission of Matters to a Vote of Security Holders ...    13

     Executive Officers of the Registrant ..........................    13



     Part II

     5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters ...................................    13

     6.      Selected Financial Data ...............................    14

     7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...................    14

     7A.     Quantitative and Qualitative Disclosures About
             Market Risk ...........................................    14

     8.      Financial Statements and Supplementary Data ...........    14

     9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ...................    14





                                      I

Item      Description                                            Page
----      -----------                                            ----

Part III

10.       Directors and Executive Officers of the Registrant ....  14

11.       Executive Compensation ................................  14

12.       Security Ownership of Certain Beneficial Owners and
          Management ............................................  15

13.       Certain Relationships and Related Transactions ........  15


Part IV

14.       Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K ...........................................  15

SIGNATURES ......................................................  20

INDEX TO EXHIBITS ...............................................  21





























                                      II

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     ESCO Electronics Corporation ("ESCO") is a holding company for the following-listed operating subsidiaries: Distribution Control Systems, Inc. ("DCSI"), EMC Test Systems, L.P. ("ETS"), Euroshield OY, Filtertek Inc. ("Filtertek"), Filtertek BV, Filtertek de Puerto Rico, Inc., Filtertek SA, PTI Technologies Inc. ("PTI"), PTI Advanced Filtration Inc. ("PTI Advanced"), PTI Technologies Limited ("PTI Limited"), Rantec Microwave & Electronics, Inc. ("Rantec"), Systems & Electronics Inc. ("SEI"), and VACCO Industries ("VACCO"). These operating subsidiaries are subsidiaries of Defense Holding Corp.
("DHC"), a wholly-owned direct subsidiary of ESCO. ESCO and its direct and indirect subsidiaries are hereinafter referred to collectively as the "Company".

     The above-listed operating subsidiaries are engaged in the research, development, manufacture, sale and support of a wide variety of commercial and defense systems and products. Commercial items are supplied to a variety of customers worldwide. Defense items principally are supplied to the United States Government under prime contracts with the Army, Navy and Air Force and under subcontracts with their prime contractors, and are also sold to foreign customers. The Company's businesses are subject to a number of risks and uncertainties, including without limitation those discussed below. See Item 3. "Legal Proceedings" and "Management's Discussion and Analysis" appearing in the 1998 Annual Report.

     On December 31, 1997, ESCO acquired Euroshield OY, a company located in Eura, Finland. On July 1, 1998, ESCO acquired Advanced Membrane Technology, Inc., based in San Diego, California, and renamed that company "PTI Advanced Filtration Inc."


PRODUCTS

     The Company operates in two principal industry segments: commercial and defense. See Note 11 of the Notes to Consolidated Financial Statements in the 1998 Annual Report, which Note is herein incorporated by reference.


                              COMMERCIAL PRODUCTS
                              -------------------

     The Company's commercial products are described below.


                             FILTRATION/FLUID FLOW
                             ---------------------

     PTI, PTI Advanced and PTI Limited develop and manufacture a wide range of filtration products. PTI is a leading supplier of filters to the commercial aerospace market. PTI's industrial business includes the supply of filtration solutions to the industrial and mobile fluid power markets and petrochemical processing industry. PTI also manufactures microfiltration products used in a variety of commercial markets and applications. The filtration membranes for many of these applications are, or will be, produced by PTI Advanced, which also supplies filtration systems for use in the dairy industry and in industrial paint operations. PTI Limited manufactures and distributes filter products primarily in the European industrial marketplace. In fiscal year 1998, PTI formed a joint venture in India, known as "SANMAR-PTI Filters Limited," with SANMAR Engineering Corporation to manufacture and sell filtration products for the Indian and other international markets. VACCO and PTI jointly develop and manufacture industrial filtration elements and systems primarily used within the petrochemical and nuclear industries, where a premium is placed on superior performance in a harsh environment. VACCO supplies latch valves, check valves and filters to the aerospace industry, primarily for use in satellite propulsion systems. VACCO also uses its etched disk technology to produce quiet valves and manifolds for U.S. Navy applications.

     Filtertek develops and manufactures a broad range of high-volume, original equipment manufacturer ("OEM") filtration products at its facilities in North America, South America and Europe. Filtertek's products, which are centered around its insert injection-molding technology wherein a filter medium is inserted into the tooling prior to injection-molding of the filter housing, have widespread applications in the medical and health care markets, automotive fluid systems, and other commercial and industrial markets. A typical application can require daily production of many thousands of units, at very high levels of quality, and is generally produced in highly-automated manufacturing cells. Many of Filtertek's products are patented or incorporate proprietary product or process design, or both. In fiscal year 1998, Filtertek introduced a number of new products, including an automotive transmission sump filter and products for medical intravenous ("I.V.") application. Products with applications in water filtration, blood filtration and fuel filtration are nearing completion of development, with market introduction planned in fiscal year 1999.


                              COMMUNICATIONS/TEST
                              -------------------

     ETS designs and manufactures electromagnetic compatibility ("EMC") test equipment. It also supplies controlled radio frequency testing environments (anechoic chambers), shielded rooms for high security data processing and secure communication, and electromagnetic absorption materials. ETS's products include antennas, antenna masts, turntables, current probes, field probes, TEM (transverse electromagnetic) cells, GTEM (gigahertz transverse electromagnetic) cells, shielded rooms and boxes, microwave absorber, calibration equipment and other test accessories required to do EMC testing. ETS also provides all the design, program management and integration services required to supply customers with turnkey EMC solutions. Euroshield OY designs and manufactures a broad range of modular shielding systems and shielded doors, some of which are proprietary, for the world market. It also provides the design, program management and integration services to supply the European market with turnkey EMC solutions.

     DCSI is a leading manufacturer of two-way power line communication systems for the utility industry. These systems provide the electric utilities with a patented communication technology for demand-side management, distribution automation, and automatic meter reading capabilities, thus improving the efficiency of power delivery to the consumer of electric energy. In fiscal year 1998, DCSI, through its Puerto Rican subsidiary, received orders in excess of $50 million from Puerto Rico Electric Power Authority for the first phase of an automatic meter reading system. Although there is no guaranty of additional orders, future island-wide implementation of this system is expected to result in a total project value in excess of $100 million extending over a 5-8 year time period.

     Rantec designs and manufactures antennas and antenna feeds for wireless communications applications, including an electronically-scanned antenna used for control and navigation of air traffic. Rantec has developed and produced a commercial satellite cross-link antenna for use on the IRIDIUM1 system, a fully-operational global telephone system. Rantec also produces satellite antenna systems for use on commercial aircraft for in-flight entertainment, both audio and video. In addition, Rantec has developed and is currently supplying antennas for local multi-point distribution system ("LMDS") communications.

     Rantec is currently developing power supplies for use in the telecommunications market.


___________________________

     1IRIDIUM is a registered trademark and service mark of IRIDIUM LLC.

                     OTHER INDUSTRIAL /GOVERNMENT PRODUCTS
                     -------------------------------------

     SEI supplies electronic sorting and material handling equipment to the United States Postal Service and other customers.

     Rantec designs and manufactures various power supplies, principally for high resolution computer and avionics displays and other industrial and medical equipment. In fiscal year 1998, Rantec began deliveries of a miniaturized, high voltage power supply for the emerging field emissive display market.

     Filtertek, through its Tek Packaging Division, produces special thermoform packaging for the medical, electronics, commercial and retail markets.

     The Comtrak Division of SEI has applied its expertise in image processing and target recognition to develop a proprietary video security monitoring system which should have applications in commercial and industrial security systems. Currently, Comtrak is working jointly with ADT Security Services, Inc. to field test this sytem, and initial sales are expected in fiscal year 1999. Comtrak also has extensive experience in the design and manufacture of location systems. Comtrak used this technological expertise to develop a vehicle location, tracking and communications system which will have applications in theft deterrence, fleet management and messaging communications.


                                DEFENSE PRODUCTS
                                ----------------

     The Company's defense products are described below. Current activity includes the development of new products as well as production of existing products and support in the form of spare parts and service.


                              DEFENSE ELECTRONICS
                              -------------------

     Defense electronics equipment is designed and manufactured by SEI and Rantec. These subsidiaries primarily produce a diverse mix of military equipment which includes, but is not limited to, the following product lines:

    * SEI designs and manufactures launching and guidance systems (fire support systems) utilizing electro-optic technology for anti-armor missiles. These systems are manufactured in differing configurations for installation on a variety of helicopters, armored vehicles and light wheeled vehicles. SEI has also developed the Mission Equipment Package ("MEP") for the Bradley Fire Support Team Vehicle ("BFIST"), which is used to direct artillery fire, locate enemy targets and provide vehicle self-location. In fiscal year 1997, SEI was awarded a contract for the Army's new "STRIKER" system, a program that integrates the BFIST MEP and an advanced surveillance sensor package on the High-mobility Multi-purpose Wheeled Vehicle ("HUMVEE"). In May 1998, SEI delivered the first STRIKER system to the U.S. Army.
         STRIKER is expected to have a number of applications in the ground forces of the U.S. and its allies.

    * SEI produces airborne radar systems for ground mapping, weather imaging, terrain following and fire control applications. All of these products have completed the production phase and are currently being upgraded or are in the spares support phase.

    * SEI also supplies a lightweight Man-portable Surveillance and Target Acquisition Radar ("MSTAR") that detects and classifies moving personnel, vehicles, low-flying aircraft and artillery round impact. MSTAR has multiple applications as a stand-alone radar and as the radar component of an integrated sensor suite.

  * Automatic test equipment ("ATE") for ground support of radar and other avionics equipment is also produced by SEI. SEI is currently developing a High Power Device Test ("HPDT") system which will be a part of the U.S. Navy's family of avionics test equipment. In addition, Mobile Electronic Test Sets ("METS") that are utilized for testing equipment on high performance fighter aircraft and specialized military transport aircraft are being upgraded or are in the spares support phase. SEI also provides interface adapters and test program software to meet the needs of each particular unit under test.

  * Rantec produces microwave antennas and antenna mounting and positioning systems for airborne radar, missile guidance, electronic warfare, military air traffic control and communications. Rantec also produces power systems for use in electronic warfare and cockpit display systems.

                                DEFENSE SYSTEMS
                                ---------------

     SEI supplies light, medium and heavy transportation systems and weapon subsystems to the armed forces. Currently in production is a multiple-wheeled trailer with individually-steerable axles for transporting battle tanks and other large loads (the "M1000"). SEI also supplies high-capacity aircraft cargo loaders which aid in rapid tactical and strategic deployment. The first production deliveries of the 60,000 pound capacity Tunner aircraft cargo loader developed for the U.S. Air Force were made in late fiscal year 1997. In fiscal year 1998, this loader completed the U.S. Air Force Initial Operational Test and Evaluation, and 38 loaders have been delivered to date. The total Air Force requirement for the loader is expected to exceed 300 units, making this loader an important program at SEI for the foreseeable future. However, although this is a high-priority Air Force program, there can be no assurance that orders will be placed to meet this requirement. SEI also produces light and heavy tactical bridging systems.


MARKETING AND SALES

     The Company's commercial products generally are distributed to OEMs and aftermarket users through a domestic and foreign network of distributors, sales representatives and factory salespersons. Utility communication systems are sold directly to the electric utilities.

     The Company's defense products predominantly are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government accounted for approximately 41%, 44%, and 53% of the Company's total sales in the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The percentage figure for fiscal year 1996 includes 16% attributable to U.S. Government sales of Hazeltine Corporation, a former subsidiary of ESCO which was sold to GEC-Marconi Electronic Systems Corporation ("GEC-Marconi") in July 1996. See Notes 2 and 11 of the Notes to Consolidated Financial Statements in the 1998 Annual Report, which Notes are herein incorporated by reference.

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

     International sales accounted for approximately 16%, 18% and 33% of the Company's total sales in the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The decrease in fiscal year 1998 was primarily due to lower Far East sales at SEI, partially offset by increased European sales at Filtertek. The decrease in fiscal year 1997 was primarily due to the divestiture of Hazeltine and lower

Middle East sales at SEI. Hazeltine's international sales in the fiscal year ended September 30, 1996 amounted to 13% of the Company's total sales. See Notes 2 and 11 of the Notes to Consolidated Financial Statements in the 1998 Annual Report. The majority of these international sales involve defense products. Since most of the Company's foreign export sales involve technologically advanced products, services and expertise, U.S. export control regulations limit the types of products and services that may be offered and the countries and governments to which sales may be made. The Department of State issues and maintains the International Traffic in Arms Regulations pursuant to the Arms Export Control Act. Pursuant to these regulations, certain products and services cannot be exported without obtaining a license from the Department of State. Most of the defense products that the Company sells abroad cannot be sold without such a license. Consequently, the Company's international sales may be adversely affected by changes in the U.S. Government's export policy or by any suspension or revocation of the Company's foreign export control licenses.

     In addition, the Company's international sales are subject to risks inherent in foreign commerce, including currency fluctuations and devaluations, the risk of war, changes in foreign governments and their policies, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and litigating with foreign sovereigns.


GOVERNMENT DEFENSE CONTRACTS

     A portion of the Company's defense contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government are firm fixed-price contracts. Under firm fixed-price contracts, work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the Company. All Government prime contracts and virtually all of the Company's subcontracts provide that they may be terminated at the convenience of the Government. Upon such termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs incurred and allocable to the contract (which do not include many ordinary costs of doing business in a commercial context) and an allowance for profit on the allowable costs incurred or adjustment for loss if completion of performance would have resulted in a loss. The Company is also normally entitled to reimbursement of the cost it incurs to prepare and to negotiate a settlement of the termination for convenience.

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

     The Company incurs significant work-in-progress costs in the performance of U.S. Government contracts. However, the Company is usually entitled to invoice the Government for monthly progress payments. The current progress payment rate is 75%; however, there is no assurance that this rate will not change in the future. Any reduction in the rate would increase the amount of working capital required for these contracts. The Government does not recognize interest expense as an allowable contract expenditure; therefore, a progress payment rate decrease may have an adverse effect on the Company's cash flow and profitability.

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

     As a U.S. Government contractor, the Company's recognition of revenue is based upon certain accounting policies described in Notes 1(d) and 1(f) of the Notes to Consolidated Financial Statements in the 1998 Annual Report, which Notes are herein incorporated by reference. The Company's revenues are impacted by the timing of the receipt of orders during the year, which may cause fluctuations in quarterly sales comparisons on a year-to-year basis. The Company periodically reviews contracts in the ordinary course to ascertain if customer actions or inactions have caused or will cause increased costs. In the past, the Company has submitted requests for equitable adjustments ("REAs") and claims seeking additional compensation, which involved substantial amounts of money. Currently, the Company has no such REAs or claims outstanding. However, in the future, to the extent any such REAs and claims are finally resolved for less than the amounts anticipated, the Company's financial position and operating results could be adversely affected.


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

BACKLOG

     The backlog of firm orders was approximately $292.7 million at September 30, 1998 and approximately $225.0 million at September 30, 1997. As of September 30, 1998, it is estimated that: (i) commercial business accounted for approximately 57% of the firm orders and defense business accounted for approximately 43%, and (ii) domestic customers accounted for approximately 85% of the firm orders and foreign customers accounted for approximately 15%. Of the total backlog of orders at September 30, 1998, approximately 80% (including all commercial orders) is expected to be completed in the fiscal year ending September 30, 1999.


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


COMPETITION

     The Company faces intense competition from a large number of firms for nearly all of its products. Although the Company is a leading supplier in several of the markets it serves, the Company maintains a relatively small share of the business in many of the markets in which it participates. Because of the diversity and specialized nature of the Company's products, it is impossible to state precisely its competitive position with respect to each of its products. Substantial efforts are required in order to maintain existing business levels. In filtration/ fluid flow, EMC test and commercial communications markets, competition is driven primarily by quality, price, technology and delivery performance. The principal competitive factors in the defense markets are price, service, quality, technical expertise and the ability to design and manufacture products to desired specifications. For most of its defense products and many of its commercial products, the Company's competitors are larger and have greater financial resources than the Company. As defense budgets decline, larger prime contractors may retain work which previously would have been subcontracted.

     Competition in the Company's commercial markets is broadly based, and global in scope. Individual competitors range in size from annual revenues of less than $1 million to billion dollar enterprises, such as Pall Corporation, a major competitor in the filtration/fluid flow market. While the Company's commercial markets generally enjoy greater growth prospects than the defense markets, competition can be equally intense, particularly during periods of economic slowdown.

     The reduced military threat posed by the former Soviet Union and the continued domestic pressure to balance the Federal budget have led to reductions in U.S. defense spending for military equipment. These reductions have resulted in consolidations within the defense industry. In addition, the U.S. Government's increasing willingness to purchase commercial products where feasible has introduced new competitors in traditional defense markets. Further, the U.S. Government's adoption of the Foreign Comparison Test program, wherein the Government evaluates foreign products as a potential alternative to products developed by U.S. suppliers, has increased competitive pressures in these markets. These factors have all contributed to a highly competitive marketplace for defense products. In the international defense markets, the continuing decline in business in most areas in which the Company participates together with the globalization of competition have resulted in a highly competitive environment. However, the Company's strategy of forming alliances with several foreign companies should result in strengthening the Company's competitive position in these markets as well as domestic markets. Political factors also enter into foreign sales, including a foreign government's evaluation of the Company's willingness to subcontract work content to companies located in the foreign country involved.

     The Company recognizes that domestic and international defense markets may continue to decline, which would result in even stronger competitive pressures. This trend could adversely affect the Company's future results unless offset by greater foreign sales or new programs or products. The Company's on-going commercial diversification program should allow the Company to continue to reduce its dependence on its defense business and may alleviate some of the downward pressure on sales from the increased defense market competition.


RESEARCH AND DEVELOPMENT

     Research and development and the Company's technological expertise are important factors in the Company's business. Research and development programs are designed to develop technology for new products or to extend or upgrade the capability of existing products and to assess their commercial potential.

     In addition to its work under development contracts, the Company performs research and development at its own expense. For the fiscal years ended September 30,1998, 1997 and 1996, total Company-sponsored research and development expenses were approximately $5.9 million, $6.2 million and $11.9 million, respectively. Company-sponsored research and development expenses attributable to Hazeltine were approximately $6.1 million for the fiscal year ended September 30, 1996. Total customer-sponsored research and development expenses were approximately $10.2 million, $6.3 million and $3.9 million for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. Such customer-sponsored expenses attributable to Hazeltine were approximately $3.9 million for the fiscal year ended September 30, 1996. The increase in fiscal year 1998 for customer-sponsored research and development expenses was due to the increased activity at Rantec and Filtertek. The increase in fiscal year 1997 for such research and development expenses was due to the acquisition of Filtertek and increased activity at Rantec.


ENVIRONMENTAL MATTERS

     The Company is involved in various stages of investigation and cleanup relating to environmental matters. These matters primarily relate to Company facilities located in Newbury Park, California and Riverhead, New York. Textron, Inc. has indemnified the Company in respect of the cleanup expenses at the Newbury Park facility. In connection with the sale of Hazeltine, the Company retained ownership of the Riverhead facility (which is currently vacant), and agreed to indemnify Hazeltine and GEC-Marconi against certain environmental remediation expenses related to Hazeltine's facility at Quincy, Massachusetts. The Company is also involved in the remediation of off-site waste disposal facilities located in Winter Park, Florida and Jackson County, Arkansas, with regard to both of which the Company is one of a number of potentially responsible parties, and thus bears a proportionate share of the total remediation expenses. It is very difficult to estimate the potential costs of such matters and the possible impact of these costs on the Company at this time due in part to: the uncertainty regarding the extent of pollution; the complexity of Government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of cost recovery; and in the case of off-site waste disposal facilities, the uncertain level of the Company's relative involvement and the possibility of joint and several liability with other contributors under applicable law. Based on information currently available, the Company does not believe that the aggregate costs involved in the resolution of these environmental matters will have a material adverse effect on the Company's financial statements. See Item 3. "Legal Proceedings".


EMPLOYEES

     As of October 31, 1998, the Company employed approximately 3,550 persons. Approximately 420 of the Company's employees are covered by a collective bargaining agreement, which expires in fiscal year 2000.


FINANCING

     The Company has a credit agreement, which has been amended and restated as of February 7, 1997, and further amended as of May 6, 1997, November 21, 1997 and June 29, 1998, for a $59 million term loan, amortizing at $2 million per quarter through maturity, and a $73 million revolving credit facility (together the "Credit Facilities") with a group of seven banks agented by Morgan Guaranty Trust Company of New York. The Credit Facilities will mature and expire on September 30, 2000, and contain customary events of default, including change in control of the Company. In addition, under the Credit Facilities an event of default would occur if, for any reason other than payment or performance in accordance with the terms of one of the Company's contracts guaranteed by Emerson as referenced in the following section, Emerson shall cease to be liable under its guarantees with respect to any such contract. See "History Of The Business" below, "Management's Discussion and Analysis--Capital Resources and Liquidity" in the 1998 Annual Report, and Notes 7 and 12 of the Notes to Consolidated Financial Statements in the 1998 Annual Report, which Notes are herein incorporated by reference.


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

     On July 22, 1996, ESCO sold 100% of the capital stock of Hazeltine to GEC-Marconi. On February 7, 1997, ESCO acquired the filtration products and the thermoform packaging businesses ("Filtertek") of

Schawk, Inc. On December 31, 1997, ESCO acquired the stock of Euroshield OY (located in Finland), and on July 1, 1998, ESCO acquired the stock of Advanced Membrane Technology, Inc. and renamed it "PTI Advanced Filtration Inc." See Note 2 of the Notes to Consolidated Financial Statements in the 1998 Annual Report.

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

     In connection with the Distribution, Emerson, ESCO and ESCO's subsidiaries entered into various agreements which deal with, among other things, Emerson's guarantee of certain contracts of ESCO's subsidiaries existing at September 30, 1990 pursuant to which ESCO paid Emerson a guarantee fee of $7.4 million per year during the subsequent five (5) year period, which ended September 30, 1995 (as of September 30, 1998, the aggregate backlog of firm orders received by the Company was approximately $292.7 million which included guaranteed contracts totaling approximately $1.6 million, and there were open letters of credit with an aggregate value of approximately $2.4 million related to foreign advance payments in support of various contracts guaranteed by Emerson). See Note 12 of the Notes to Consolidated Financial Statements in the 1998 Annual Report. Copies of certain of these agreements, as well as the Deposit and Trust Agreement, are incorporated by reference as exhibits to this Form 10-K.

     Pursuant to the Deposit and Trust Agreement, if ESCO should fail in certain circumstances to collateralize its obligation to indemnify Emerson with respect to contracts that are directly or indirectly guaranteed by Emerson, Emerson would have the right to direct the voting of the ESCO Common Stock represented by the Receipts with respect to the election of directors (including changing the size of the Board or removing directors and filling any vacancies). Emerson has the right to require ESCO to provide collateral upon: (A) the occurrence of certain events relating to such guaranteed contracts, including defaults; (B) ESCO's failure to provide certain information, notices or consultation to Emerson or to maintain certain financial ratios and covenants; (C) the acquisition of beneficial ownership of 20% or more of the voting power of ESCO's outstanding capital stock by any person or group; or (D) the divestiture by ESCO of any business or assets which would constitute a significant subsidiary under Regulation S-X of the Commission without the consent of Emerson. If Emerson requires such collateral, it is uncertain whether ESCO would be able to provide it in light of, among other things, the amount of collateral which would be required to secure its obligations under the guaranteed contracts, which obligations may continue even after completion of the contracts, and restrictions in its financing arrangements unless a waiver is obtained from its lenders. See "Financing" above and Note 8 of the Notes to Consolidated Financial Statements in the 1998 Annual Report, which Note is herein incorporated by reference.

     Effective September 30, 1993, ESCO's Board of Directors authorized an accounting readjustment of the Company's balance sheet in accordance with the accounting provisions applicable to a "quasi-reorganization," an elective accounting procedure intended to restate assets and liabilities to fair values and to eliminate any accumulated deficit in retained earnings. See Note 1(b) of the Notes to Consolidated Financial Statements in the 1998 Annual Report, which
Note is herein incorporated by reference.


FORWARD-LOOKING INFORMATION

     The statements contained in this Item 1. "Business" and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's future revenues, profitability, financial resources, utilization of net deferred tax assets, costs of Year 2000 compliance, product mix, production and deliveries, market demand, product development, competitive position and statements containing phrases such as "believes", "anticipates", "may", "could", "should", and "is expected to" are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: changing priorities or reductions in the U.S. and worldwide defense budgets; termination of government contracts due to unilateral government action; the Company's failure to perform commercial or government contracts; delivery delays or defaults by customers; performance issues with key suppliers and subcontractors; the Company's successful execution of internal operating plans; and collective bargaining labor disputes.


ITEM 2. PROPERTIES

     The Company's principal buildings contain approximately 1,951,600 square feet of floor space. Approximately 1,585,800 square feet are owned by the Company and approximately 365,800 square feet are leased. Substantially all of the Company's owned properties are encumbered in connection with the Company's Credit Facilities. See Item 1. "Business--Financing" and Note 7 of the Notes to Consolidated Financial Statements in the 1998 Annual Report. The principal plants and offices are as follows:



                          SIZE            SQ. FT.           PRINCIPAL USE
       LOCATION         (SQ. FT.)      OWNED/LEASED       (INDUSTRY SEGMENT)
       --------         ---------      ------------        ----------------
West Plains, MO          395,300          Owned           Manufacturing
                                                          (Defense and Commercial)

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

                                                          Commercial)

Stockton, CA             55,000           Leased          Manufacturing (Commercial)

Austin, TX               50,000           Leased          Management, Engineering and
                                                          Manufacturing (Commercial)

Los Osos, CA             40,000           Owned           Engineering and Manufacturing
                                                          (Defense and Commercial)

San Diego, CA            38,000           Leased          Management, Engineering and
                                                          Manufacturing (Commercial)

Newcastle West,          37,000           Owned           Manufacturing (Commercial)
Ireland

St. Louis, MO            35,000           Owned           Management, Engineering and
                                                          Manufacturing (Commercial)

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


ITEM 3. LEGAL PROCEEDINGS

     In August 1994, a class action lawsuit was filed by Ronald and Angela Aprea and other persons against Hazeltine in the Supreme Court of the State of New York, Suffolk County, alleging personal injury and property damage caused by Hazeltine's purported releases of hazardous materials at Hazeltine's facility at Greenlawn, New York. In connection with the sale of Hazeltine, the Company indemnified Hazeltine and GEC-Marconi against expenses and potential liability related to this suit. The suit seeks compensatory and punitive damages, and an order enjoining Hazeltine from discharging further hazardous materials and for Hazeltine to remediate all damage to the property of the plaintiffs. The Company believes that no one and no property has been injured by any release of hazardous materials from Hazeltine's facility. In fiscal year 1995, the Court dismissed two counts of the complaint as a result of Hazeltine's motion to dismiss, and the plaintiffs filed an amended complaint. The plaintiffs filed a motion to be certified as a class, and, early in fiscal year 1997, the Court denied this motion. The plaintiffs appealed, and the state appellate court affirmed the denial in fiscal year 1998. Based upon current facts, the Company is not able to estimate the probable outcome. Therefore, no provision for this litigation has been made in the consolidated financial statements in the 1998 Annual Report. Management believes the Company will be successful in defending this action and that the outcome will not have a material adverse effect on the Company's financial statements. See Note 13 of the Notes to Consolidated Financial Statements in the 1998 Annual Report, which
Note is herein incorporated by reference. See also Item 1. "Business--Government Defense Contracts" and "Business--Environmental Matters".


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following sets forth certain information as of December 13 , 1998 with respect to ESCO's executive officers. These officers have been elected to terms which expire at the first meeting of the Board of Directors after the next annual meeting of stockholders.

     Name              Age              Position(s)
     ----              ---              -----------

 Dennis J. Moore *     60      Chairman, President and Chief Executive Officer

 Philip M. Ford        58      Senior Vice President and Chief Financial Officer

 Walter Stark          55      Senior Vice President, Secretary and General
                               Counsel

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

     Mr. Ford has been Senior Vice President and Chief Financial Officer of ESCO since October 1, 1990.

     Since October 1992, Mr. Stark has been Senior Vice President, Secretary and General Counsel of ESCO.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is incorporated herein by reference to Notes 7 and 8 of the Notes to Consolidated Financial Statements, "Common Stock Market Prices" and "Shareholders' Summary--Capital Stock Information" appearing in the 1998 Annual Report. A special cash distribution of $3.00 per share was paid to Stockholders in September 1996. No other cash dividends have been declared on the Common Stock underlying the Receipts, and ESCO does not anticipate, currently or in the foreseeable future, paying cash dividends on the Common Stock, although it reserves the right to do so to the extent permitted by applicable law and agreements. ESCO's dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at that time, based on ESCO's earnings and financial position and such other business considerations as the Board deems relevant at that time.


ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item, with respect to selected financial data, is incorporated herein by reference to "Five-Year Financial Summary" and
Note 2 of the Notes to Consolidated Financial Statements appearing in the 1998 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis" appearing in the 1998 Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis - Capital Resources and Liquidity" appearing in the 1998 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company on pages 19 through 36 and the report thereon of KPMG Peat Marwick LLP, independent certified public accountants, appearing on page 37 of the 1998 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in ESCO's Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 4, 1998 (the "1999 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this Form 10-K.

     Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement is hereby incorporated by reference.


ITEM  11.  EXECUTIVE COMPENSATION

     Information appearing under "Board of Directors and Committees" and "Executive Compensation" (except for the "Report of the Human Resources And Ethics Committee On Executive Compensation" and the "Performance Graph") in the 1999 Proxy Statement is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding beneficial ownership of Receipts representing shares of common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any five percent stockholders appearing under "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 1999 Proxy Statement is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   Documents filed as a part of this report:

          1. The Consolidated Financial Statements of the Company on pages 19 through 36 and the Independent Auditors' Report thereon of KPMG Peat Marwick LLP appearing on page 37 of the 1998 Annual Report.

          2. Financial statement schedules have been omitted because the subject matter is disclosed elsewhere in the financial statements and notes thereto, not required or not applicable, or the amounts are not sufficient to require submission.

          3.  Exhibits


                                                          Filed Herewith or Incorporated by
    Exhibit                                               Reference to Document Indicated By
    Number                    Description                             Footnote
    ------                    -----------                             --------
 2(a)(i)        Stock Purchase Agreement dated as of May      Incorporated by Reference, Exhibit 2
                23, 1996 between ESCO and GEC-Marconi         [1]

 2(a)(ii)       First Amendment Agreement dated as of July
                19, 1996 to Stock Purchase Agreement listed   Incorporated by Reference, Exhibit 2
                as Exhibit 2(a)(i) above                      [1]

 2(b)(i)        Acquisition Agreement dated December 18,      Incorporated by Reference, Exhibit
                1996 between the Company and Schawk, Inc.     2(a) [2]

 2(b)(ii)       First Amendment dated as of February 6,       Incorporated by Reference, Exhibit
                1998 to Acquisition Agreement listed as       2(b) [2]
                Exhibit 2(b)(i) above


  3(a)     Restated Articles of Incorporation of ESCO        Incorporated by Reference,
                                                             Exhibit 3.1 [3]

  3(b)     Bylaws of ESCO, as amended                        Incorporated by Reference,
                                                             Exhibit 3(b) [4]

  4(a)     Specimen certificate for ESCO's Common Stock      Incorporated by Reference,
           Trust Receipts                                    Exhibit 4(a) [5]

  4(b)     Rights Agreement dated as of September 24,        Incorporated by Reference,
           1990 between ESCO and Boatmen's Trust             Exhibit 4.2 [3]
           Company, as


4(c)(i)    Rights Agent Credit Agreement dated as of         Incorporated by Reference,
           September 23, 1990 (as amended and restated       Exhibit 4 [2]
           as of December 30, 1992, amended as of January
           15, 1993, October 15, 1993 and November 29,
           1993, amended and restated as of May 27, 1994,
           amended as of August 5, 1994, amended and restated
           as of September 29, 1995, amended as of June 6,
           1996 and August 2, 1996, and amended and
           restated as of February 7, 1997) among ESCO,
           Defense Holding Corp., the Banks listed therein
           and Morgan Guaranty Trust Company of New York,
           as Agent

4(c)(ii)   Amendment dated as of May 6, 1997 to Credit       Incorporated by Reference, Exhibit
           Agreement listed as Exhibit 4(c)(i) above         4(c)(ii)[6]

4(c)(iii)  Amendment dated as of November 21, 1997 to        Incorporated by Reference, Exhibit
           Credit Agreement listed as Exhibit 4(c)(i)        4(c)(iii)[6]
           above

4(c)(iv)   Amendment dated as of June 29, 1998 to            Incorporated by Reference, Exhibit
           Credit Agreement listed as Exhibit 4(c)(i)        4[7]
           above

           No other long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed ten percent of the total assets of ESCO and its subsidiaries on a consolidated basis. ESCO agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

  4(d)    Deposit and Trust Agreement dated as of     Incorporated by Reference,
          September 24, 1990 among ESCO, Emerson      Exhibit 4.3 [3]
          Electric Co., Boatmen's Trust Company,
          as Trustee, and the holders of Receipts
          from time to time

  10(a)   Distribution Agreement dated as of          Incorporated by Reference,
          September 24, 1990 by and among ESCO,       Exhibit 2.1 [3]
          Emerson Electric Co., and ESCO's direct
          and indirect subsidiaries

 10(b)    Tax Agreement dated as of September 24,     Incorporated by Reference,
          1990 by and among ESCO, Emerson Electric    Exhibit 2.2 [3]
          Co., and ESCO's direct and indirect
          subsidiaries

10(c)(i)  1990 Stock Option Plan*                     Incorporated by Reference,
                                                      Exhibit 10.3 [3]

10(c)(ii) Amendment to 1990 Stock Option Plan         Incorporated by Reference,
          dated as of September 4, 1996*              Exhibit 10(c)(ii) [8]

  10(d)   Form of Incentive Stock Option Agreement*   Incorporated by Reference,
                                                      Exhibit 10(g) [5]

  10(e)   Form of Incentive Stock Option Agreement    Incorporated by Reference,
          - Alternative*                              Exhibit 10(h) [5]

  10(f)   Form of Non-Qualified Stock Option          Incorporated by Reference,
          Agreement*                                  Exhibit 10(i) [5]

  10(g)   Form of Split Dollar Agreement*             Incorporated by Reference,
                                                      Exhibit 10(j) [4]

  10(h)   Form of Indemnification Agreement with      Incorporated by Reference,
          each of ESCO's directors.                   Exhibit 10(k) [4]

  10(i)   Stock Purchase Agreement dated as of        Incorporated by Reference,
          August 20, 1992 by and between Textron,     Exhibit 10(l) [9]
          Inc. and ESCO


10(j)(i)  1993 Performance Share Plan*                Incorporated by Reference [10]

10(j)(ii) Amendment to 1993 Performance Share         Incorporated by Reference,
          Plan dated as of September 4, 1996*         Exhibit 10(j)(ii) [8]

  10(k)   Supplemental Executive Retirement Plan      Incorporated by Reference,
          as amended and restated as of August 2,     Exhibit 10(n) [11]
          1993*

 10(l)(i) Directors' Extended Compensation Plan*      Incorporated by Reference,
                                                      Exhibit 10(o) [11]

10(l)(ii) Compensatory Arrangement with former        Incorporated by Reference,
          ESCO director*                              Exhibit 10(l)(ii) [8]

10(m)(i)  1994 Stock Option Plan*                     Incorporated by Reference [12]


10(m)(ii)  Amendment to 1994 Stock Option Plan        Incorporated by Reference,
           dated as of September 4, 1996*             Exhibit 10(m)(ii) [8]

  10(n)    Form of Incentive Stock Option Agreement*  Incorporated by Reference,
                                                      Exhibit 10(n) [13]

  10(o)    Form of Non-Qualified Stock Option         Incorporated by Reference,
           Agreement*                                 Exhibit 10(o) [13]

  10(p)    Severance Plan*                            Incorporated by Reference,
                                                      Exhibit 10(p)[13]

  10(q)    Performance Compensation Plan dated as     Incorporated by Reference,
           of August 2, 1993 (as amended and          Exhibit 10(q) [8]
           restated as of October 1, 1995)*

  10(r)    1997 Performance Share Plan*               Incorporated by Reference [14]

  10(s)    Notice Of Award--stock award to            Incorporated by Reference, Exhibit
           executive officer*                         10(s)[6]

  10(t)    Notice of Award--stock award to executive  Incorporated by Reference,
           officer*                                   Exhibit 10(a)[7]

  10(u)    Notice of Award--stock award to executive  Incorporated by Reference,
           officer*                                   Exhibit 10(b)[7]

    13     The following-listed sections of the
           Annual Report to Stockholders for the
           year ended September 30, 1998:
               Five-Year Financial Summary (p. 38)
               Management's Discussion and Analysis
                (pgs. 12-18)
               Consolidated Financial Statements (pgs.
                19-36) and Independent Auditors' Report
                (p. 37)
               Shareholders' Summary--Capital Stock
                Information (p. 39)
               Common Stock Market Prices (p. 38)

   21       Subsidiaries of ESCO

   23       Independent Auditors' Consent

   27       Financial Data Schedule

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

    [2] Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 1996, at the Exhibit indicated

    [3] Incorporated by reference to Registration Statement on Form 10, as amended on Form 8 filed September 27, l990, at the Exhibit indicated

    [4] Incorporated by reference to Form l0-K for the fiscal year ended September 30, l991, at the Exhibit indicated

    [5] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1990, at the Exhibit indicated

    [6] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1997, at the Exhibit indicated.

    [7] Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 1998, at the Exhibit indicated.

    [8] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996, at the Exhibit indicated.

    [9] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1992, at the Exhibit indicated

    [10] Incorporated by reference to Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 9, 1992

    [11] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993, at the Exhibit indicated

    [12] Incorporated by reference to Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 8, 1994

    [13] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1995, at the Exhibit indicted

    [14] Incorporated by reference to Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 6, 1996.

    * Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this Part IV.


     (b) No report on Form 8-K was filed during the quarter ended September 30, 1998.

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

                                   ESCO ELECTRONICS CORPORATION


                                   By (s) D. J. Moore
                                     -----------------------------------------
                                          D.J. Moore
                                          Chairman, President and
                                          Chief Executive Officer


Dated: December 18, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below effective December 18, 1998, by the following persons on behalf of the registrant and in the capacities indicated.

     SIGNATURE                            TITLE


     (s) D. J. Moore
     ---------------------------------    Chairman, President, Chief
     D.J. Moore                           Executive Officer and Director


     (s) P. M. Ford
     ---------------------------------    Senior Vice President and Chief
     P.M. Ford                            Financial Officer (Principa
                                          Accounting Officer)

     (s) J. J. Adorjan
     ---------------------------------    Director
     J.J. Adorjan


     (s) W. S. Antle III
     ---------------------------------    Director
     W.S. Antle III


     (s) J. J. Carey
     ---------------------------------    Director
     J.J. Carey


     (s) J.M. McConnell
     ---------------------------------    Director
     J.M. McConnell


     (s) D. C. Trauscht
     ---------------------------------    Director
     D.C. Trauscht

                               INDEX TO EXHIBITS


Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.    Exhibit
-----------    -------

13 The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 1998:

                         Five-year Financial Summary (p. 38)
                         Management's Discussion and Analysis (pgs. 12-18) Consolidated Financial Statements (pgs. 19-36) and Independent Auditors' Report (p. 37)
                         Shareholders' Summary--Capital Stock Information
                         (p. 39)
                         Common Stock Market Prices (p. 38)

21             Subsidiaries of ESCO

23             Independent Auditors' Consent

27             Financial Data Schedule



See Item 14(a)3 for a list of exhibits incorporated by reference