Form 10-Q
period 1998-12-31
ESCO ELECTRONICS CORP
filed 1999-02-16
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

                         	Washington, D.C. 20549

                                	Form 10-Q


(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1998

                                  	or

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

Number of common stock trust receipts outstanding at January 31, 1999:
12,273,963 receipts.



PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


              	ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
	             Condensed Consolidated Statements of Operations
	                               (Unaudited)
	             (Dollars in thousands, except per share amounts)


                                                       	Three Months Ended
	                                                          December 31,
                                                        -------------------
	                                                       1998  	        1997
                                                    --------         ------
Net sales	                                          $ 88,193	        78,077
                                                    --------         ------
Costs and expenses:
 	Cost of sales	                                      65,299	        56,048
	 Selling, general and administrative expenses        17,221	        15,532
	 Interest expense	                                    1,732	         1,691
	 Other, net	                                          1,610	         1,071
                                                    --------         ------
		   Total costs and expenses	                        85,862	        74,342
                                                    --------         ------
Earnings before income taxes	                          2,331	         3,735
Income tax expense	                                      816	         1,125
                                                    --------         ------
Net earnings before accounting change	                 1,515	         2,610
                                                    --------         ------
Cumulative effect of accounting change, net of tax	  (25,009)	          -
Net earnings (loss)	                                $(23,494)	        2,610
                                                    =========        ======
Earnings (loss) per share:
  Earnings before accounting change:	-	Basic	        $    .12	          .22
                                                     ========        ======
	                                    -	Diluted	           .12	          .21
                                                     ========        ======
  Net earnings (loss)	-	Basic	                      $  (1.91)	          .22
                                                    =========        ======
	                     -	Diluted	                       (1.91)	          .21
                                                    =========        ======


See accompanying notes to condensed consolidated financial statements.



              ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets
                         (Dollars in thousands)


                                              	December 31,	    September 30,
	                                                  1998    	        1998
                                               ------------     -------------
Assets	                                        (Unaudited)
Current assets:
	 Cash and cash equivalents	                    $  5,286	           4,241
 	Accounts receivable, less allowance
    for doubtful accounts of $738 and
    $664, respectively	                           54,335	          51,530
	 Costs and estimated earnings on long-term
		  contracts, less progress billings of
		  $28,983 and $51,529, respectively	            21,424	          26,995
	 Inventories	                                    60,634	          81,579
	 Other current assets	                            3,775	           2,776
                                                 -------          -------
			  Total current assets	                       145,454	         167,121
                                                 -------          -------
Property, plant and equipment, at cost	          151,880	         150,332
Less accumulated depreciation and
  amortization	                                   55,609	          52,323
                                                 -------          -------
			   Net property, plant and equipment	          96,271	          98,009
Excess of cost over net assets of purchased
	 businesses, less accumulated amortization
	 of $5,148 and $4,557, respectively	             71,978	          72,512
Deferred tax assets	                              55,735	          44,740
Other assets	                                     22,866	          26,920
                                                 -------          -------
				                                            $392,304	         409,302
                                                 =======          =======
Liabilities and Shareholders' Equity
Current liabilities:
 	Short-term borrowings and current
    Maturities of long-term debt	               $ 46,500	          30,111
	 Accounts payable	                               33,619	          39,908
	 Advance payments on long-term contracts,
    less costs incurred of $42,212 and
    $5,046, respectively	                         17,135	          11,442
	 Accrued expenses and other current
    liabilities	                                  19,548	          25,346
                                                 -------          -------
			     Total current liabilities	               116,802	         106,807
                                                 =======          =======
Other liabilities	                                28,128	          28,339
Long-term debt	                                   48,176	          50,077
                                                 -------          -------
			 Total liabilities	                           193,106	         185,223
                                                 -------          -------
Commitments and contingencies	                      -	                -
Shareholders' equity:
	 Preferred stock, par value $.01 per share,
		  authorized 10,000,000 shares	                   -	                -
	 Common stock, par value $.01 per share,
    Authorized 50,000,000 shares; issued
    12,676,346 and 12,641,664 shares,
    respectively	                                    127	              126
	 Additional paid-in capital	                    201,114	          200,913
	 Retained earnings since elimination of
		  deficit at September 30, 1993	                 3,783	           27,277
	 Cumulative foreign currency translation
    adjustments	                                     480	              520
	 Minimum pension liability	                      (2,260)	          (2,260)
                                                 --------          --------
				                                             203,244	          226,576
	 Less treasury stock, at cost; 409,025
		  and 234,025 common shares, respectively	      (4,046)	          (2,497)
			    Total shareholders' equity	                199,198	         224,079
                                                  -------          -------
				                                             $392,304	         409,302



See accompanying notes to condensed consolidated financial statements.


               ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)
                          (Dollars in thousands)


	                                                      Three Months Ended
	                                                         December 31,
                                                       -------------------
	                                                      1998	          1997
                                                       ----           ----
Cash flows from operating activities:
	 Net earnings (loss) after accounting change	      $(23,494)	       2,610
	 Adjustments to reconcile net earnings (loss)
	   to net cash used by operating activities:
	     Depreciation and amortization	                   4,501	        4,773
	     Changes in operating working capital,
	       net of accounting change	                    (19,019)	     (21,448)
	    Effect of accounting change, net of tax	         25,009	         -
	    Other	                                           (2,751)	         219
                                                     --------      -------
	      Net cash used by operating activities	        (10,252)	     (13,846)
                                                     --------      -------
Cash flows from investing activities:
	 Capital expenditures	                               (1,681)	      (3,747)
	 Acquisition of businesses, less cash acquired	        -	          (3,460)
                                                     --------      -------
	    Net cash used by investing activities	           (1,681)	      (7,207)
                                                     --------      -------
Cash flows from financing activities:
	 Net increase in short-term borrowings	              16,500	       18,500
	 Proceeds from long-term debt	                           96	         -
	 Principal payments on long-term debt	               (2,108)	      (1,000)
	 Other	                                              (1,510)	        (530)
                                                     --------      -------
	    Net cash provided by financing activities	       12,978        16,970
Net increase (decrease) in cash and cash equivalents	  1,045	       (4,083)
Cash and cash equivalents, beginning of period	        4,241	        5,818
                                                     -------       -------
Cash and cash equivalents, end of period	           $  5,286	        1,735
                                                     =======       =======

See accompanying notes to condensed consolidated financial statements.


                ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidates thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Certain prior year amounts have been reclassified to conform with the fiscal 1999 presentation.

The results for the three month period ended December 31, 1998 are not necessarily indicative of the results for the entire 1999 fiscal year.

2.	Earnings Per Share

The net loss per share for the first quarter of fiscal 1999, for both basic and diluted loss per share, is calculated using the weighted average number of common shares outstanding during the period. Basic earnings per share, before accounting change, is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercised of dilutive common share options and performance shares by using the treasury stock method. The number of shares used in the calculation of earnings (loss) per share for each period presented is as follows (in thousands):

	                                                      	Three Months Ended
                                                       	   December 31,
                                                        ------------------
                                                       	1998	         1997
                                                        ----          ----
Weighted Average Shares Outstanding - Basic	          12,310	       11,818
Dilutive Options and Performance Shares	                 312	          764
                                                      ------        ------
Adjusted Shares - Diluted	                            12,622	       12,582
                                                      ======        ======

Options to purchase 298,000 shares of common stock at prices ranging from $10.00-$19.22 per share and options to purchase 22,750 shares of common stock at $18.00 were outstanding during the three month periods ended December 31, 1998 and December 31, 1997, respectively, but were not included in the respective computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire in 2007 and 2008. Approximately 166,000 and 167,000 performance shares were outstanding but unearned at December 31, 1998, and 1997, respectively, and therefore, were not included in the respective computations of diluted EPS. The unearned performance shares expire in 2001.

3.	Inventories

Inventories consist of the following (dollars in thousands):

                                              	December 31,	    September 30,
	                                                 1998    	         1998
                                               ------------     -------------
Finished goods	                                $ 11,024	           9,491
Work in process, including long-term
  contracts	                                     32,686	          54,754
Raw materials	                                   16,924	          17,334
                                                -------          -------
    Total inventories	                         $ 60,634	          81,579
                                                =======          =======

Under the contractual arrangements by which progress payments are received, the U.S. Government has a security interest in the inventories associated with specific contracts. Inventories are net of progress payment receipts of $16.5 million and $14 million at December 31, 1998 and September 30, 1998, respectively.

4.	Change in Accounting Principle

In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities". This SOP is applicable to all non-governmental entities and provides guidance on accounting for start-up activities, including pre-contract start-up costs and organization costs. SOP 98-5 broadly defines start-up costs as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities also include activities related to organizing a new entity, commonly referred to as organization costs.

The Company had previously accounted for these costs under the existing guidance provided by SOP 81-1,"Accounting for Performance of Construction-type Contracts." Under SOP 81-1, costs incurred for a specific anticipated contract were capitalized if those costs could be directly associated with the specific anticipated contract, and if their recoverability from that contract was probable. SOP 98-5 amends SOP 81-1 by requiring precontract, start-up and organization costs to be expensed as incurred.

The Company is required to adopt this change in accounting principle no later than the first quarter of fiscal year 2000. The Company decided to adopt the provisions of SOP 98-5 in the first quarter of fiscal year 1999 ended December 31, 1998. This change in accounting principle resulted in a non-cash, after-tax charge of approximately $25 million, and was recognized as a cumulative effect of an accounting change.

The after-tax charge related to precontract start-up, and organization costs incurred in anticipation of specific future contract awards which were based on specific customer-identified requirements. The after-tax charge is comprised of the following programs: the Tunner 60K aircraft cargo loader at SEI ($17.2 million); the Quiktrak automatic vehicle location system at the Comtrak division of SEI ($2 million); the advanced video surveillance system (Securvision) at Comtrak ($2 million); the Seawolf (U.S.Navy attack submatine and manifold ship set program at Vacco Industries ($1.9 million); and other minor programs which aggregate $1.9 million.

The impact of adopting SOP 98-5 on the results of operations for first quarter ended December 31, 1998 was an increase to net earnings of approximately $.5 million, or $.04 per share. The favorable impact noted is primarily the net result of the absence of amortization expense related to the previously capitalized start-up costs, net of additional costs expensed. The after tax charge of adopting SOP 98-5 amounted to $25.0 million, or $2.03 per basic and diluted share.

5. Comprehensive Income (Loss)

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income".
SFAS No. 130 requires the Company to disclose all non-owner changes included in equity but not included in net earnings (loss) in a financial statement that is displayed with the same prominence as other financial statements. Prior year amounts have been conformed to the current year presentation.

Comprehensive loss for the three month period ended December 31, 1998 was $23.5 million. Comprehensive income for the three month period ended
December 31, 1997 was $2.4 million. The Company's comprehensive income and loss is impacted only by foreign currency translation adjustments, net of tax.


Item 2.	Management's Discussion and Analysis of Results of Operations and
       	Financial Condition


Results of Operations - Three months ended December 31, 1998 compared with three months ended December 31, 1997.

Net sales of $88.2 million for the first quarter of fiscal 1999 increased $10.1 million (13%) from net sales of $78.1 million for the first quarter of fiscal 1998. The sales increase in the current quarter is the result of an increase in defense sales at Systems & Electronics Inc. (SEI); increased commercial sales as a result of the fiscal 1998 acquisitions of PTI Advanced Filtration (PTA) and Euroshield; and higher sales at Distribution Control Systems, Inc. (DCSI) related to the PREPA contract.

Commercial sales were $52.2 million (59.2%) and defense sales were $36.0 million (40.8%) for the first quarter of fiscal 1999, compared with commercial and defense sales of $46.7 million (59.8%) and $31.4 million (40.2%), respectively, in the first quarter of fiscal 1998.

Order backlog increased $38.9 million (13.3%) to $331.6 million at December 31, 1998, from $292.7 million at September 30, 1998. During the fiscal 1999 first quarter, new orders aggregating $127.1 million were received, compared with $88.8 million (43.1% increase) in the first quarter of fiscal 1998. The most significant orders in the current period were for filtration/fluid flow products, M1000 Tank Transporters and electromagnetic compatibility test equipment, including a $20 million contract from General Motors to build an EMC test facility.

The gross profit margin was 26.0% in the first quarter of fiscal 1999 and 28.2% in the first quarter of fiscal 1998. The gross margin decreased in the first quarter of fiscal 1999 due to lower margins in the defense segment, primarily at SEI. The gross profit margin was also lower due to the impact of Hurricane Georges on Filtertek's Puerto Rican operation, and a general slowdown experienced in some industrial markets.

Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 1999 were $17.2 million, or 19.5% of net sales, compared with $15.5 million, or 19.9% of net sales, for the same period a year ago. The percentage decrease is the result of the higher sales level in fiscal 1999. The increase in SG&A spending is primarily related to the fiscal 1998 acquisition of PTA and Euroshield being included in the fiscal 1999 results.

Interest expense was $1.7 million in the first quarter of fiscal 1999 consistent with the $1.7 million in fiscal 1998.

Other costs and expenses, net, were $1.6 million in the first quarter of fiscal 1999, compared with the $1.1 million in the same period of fiscal 1998. The increase in fiscal 1999 reflects additional goodwill amortization associated with the acquisitions of PTA and Euroshield, and increases in other miscellaneous charges.

The effective income tax rate in the first quarter of fiscal 1999 was 35.0% compared to 30.1% in the first quarter of fiscal 1998. The effective tax rate in the fiscal 1998 first quarter was favorably impacted by the earnings contributed by the Company's Puerto Rican operations, and refunds received relating to state and local taxes. Management estimates the annual effective tax rate for fiscal 1999 to be approximately 35%.


Financial Condition
-------------------

Working capital decreased to $28.7 million at December 31, 1998 from $60.3 million at September 30, 1998, primarily due to the inventory adjustments related to the change in accounting principle noted above (SOP 98-5). During the first three months of fiscal 1999: accounts receivable increased by $2.8 million as a result of the timing of sales and collections throughout the period; costs and estimated earnings on long-term contracts and inventories decreased in the aggregate by $26.5 million primarily due to the adoption of SOP 98-5, partially offset by increased production requirements to satisfy the additional sales requirements expected over the balance of fiscal 1999; and accounts payable and accrued expenses decreased by $12.1 million due to the timing of payments.

Net cash used by operating activities was $10.3 million in the first three months of fiscal 1999 compared to $13.8 million in the same period of fiscal 1998. The fiscal 1999 cash usage was primarily due to the inventory requirements and vendor payments discussed in the previous paragraph.

Cash flow from operations and borrowings under the bank credit facility are expected to provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

The Company's primary market risk exposure is its debt. All of the Company's debt is priced at a percentage over LIBOR. The Company has reduced this risk through a rate swap agreement that provides a cap on LIBOR of 7% on $40 million of the long-term debt through September 30, 1999. The Company does not have significant risk or exposure to fluctuations in foreign currencies, which are hedged in part through the purchase of forward currency contracts.

Capital expenditures were $1.7 million in the first three months of fiscal 1999 compared with $3.7 million in the comparable period of fiscal 1998. Major expenditures in the current period included manufacturing equipment at Filtertek and PTI.

The Year 2000 Issue
-------------------

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


State of Readiness

The Company has designated a corporate Y2K coordination team comprised of various senior management members. Each operating unit has identified a Y2K coordinator responsible for planning and monitoring their Y2K program and reporting on a regular basis to the corporate team. The Company continues to assess the magnitude of its Y2K issue and has already determined that it may be required to modify or replace certain portions of its software and hardware so that its computer systems including information technology and non-information technology will be able to function properly beyond December 31, 1999. This may require replacement, reprogramming or other remedial action. The Company is also communicating with its suppliers and customers to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own Y2K issue. In conjunction with this assessment, the Company is finalizing its action plans to address the Y2K issue, including contingencies to address unforeseen problems. The Company plans to use both internal and external resources to complete Y2K reprogramming, software replacement and testing.


Costs To Address The Y2K Issue

Preliminary plans anticipate completion of the Y2K remedial work by September 30, 1999. To date, the Company has incurred approximately $2.75 million related to the Y2K remedial work. The total cost of the Y2K remedial work is estimated to be less than $5 million and will be expensed as incurred over the next 9 months. The expected costs of the project and the date on which the Company plans to complete the Y2K remediation work are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third-party modifications plans, and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that may cause material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to identify and correct all relevant computer codes.


Risk Analysis

Like most large business entities, the Company is dependent upon its own internal technology and relies upon timely performance by its business partners. The Company's Y2K program is designed to identify and minimize its Y2K risk and includes significant testing and refinement of its internal systems to ensure, to the extent feasible, all systems will function before and after the Year 2000. The Company is continually updating its understanding of the Y2K risks posed to its business partners based on information obtained through surveys and interviews. This review will continue throughout calendar year 1999.


Contingency Plans

Following its risk analysis as described above, the Company's Y2K program includes a contingency planning phase in which appropriate plans are currently being made to attempt to minimize disruption to the Company's operations in the event of a Y2K failure. The Company is formulating plans to handle a variety of failure scenarios, including failures of its internal systems, as well as failures of significant business partners. The level of planning required is a function of the risks ascertained through the Company's investigating efforts. The Company anticipated contingency planning across the enterprise will be completed by the end of calendar year 1999.

While no assurances can be given, because of the Company's extensive efforts to formulate and carry-out an effective Y2K program, the Company believes its program will be completed on a timely basis and should effectively minimize disruption to the Company's operations due to the Year 2000 issue.


Forward Looking Statements
--------------------------
Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. Actual results may differ due to risks and uncertainties which are described in the Company's Form 10-K for fiscal year 1998, on page 39 of the 1998 Annual Report to Shareholders and in "The Year 2000 Issue" section above.

Item 3. Quantitive and Qualitative Disclosures About Market Risk.

See discussion at "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition".

                            PART II OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K.

a)	Exhibits.	               NONE



b)	Reports on Form 8-K.	    There were no reports on Form 8-K filed
                            during the quarter ended December 31, 1998.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          	ESCO ELECTRONICS CORPORATION

                                           /s/Philip M. Ford
                                           Philip M. Ford
                                           Senior Vice President
                                           and Chief Financial Officer
                                           (as duly authorized officer
                                           and principal financial
Dated: February 15, 1999	                  officer of the registrant)