Form 10-Q/A
period 1998-12-31
ESCO ELECTRONICS CORP
filed 1999-02-25
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

                              	Washington, D.C. 20549

	                                    Form 10-Q/A
	                                  Amendment No. 1

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





This Amendment No. 1 is filed to correct a typographical error in "Cash flows from operating activities: Other" appearing in the Condensed Consolidated Statements of Cash Flows (Unaudited) under Item 1. Financial Statements.



Item 1. Financial Statements

          	ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
	         Condensed Consolidated Statements of Operations
	                           (Unaudited)
	         (Dollars in thousands, except per share amounts)


                                                     	Three Months Ended
	                                                         December 31,
                                                      --------------------
                                                   	  1998  	         1997
                                                      ----            ----
Net sales	                                           $ 88,193	       78,077
                                                      -------       -------
Costs and expenses:
	Cost of sales	                                        65,299	       56,048
	Selling, general and administrative expenses	         17,221	       15,532
	Interest expense	                                      1,732	        1,691
	Other, net	                                            1,610	        1,071
                                                      -------       -------
		Total costs and expenses	                            85,862	       74,342
                                                      -------       -------
Earnings before income taxes	                           2,331	        3,735
Income tax expense	                                       816	        1,125
                                                      -------       -------
Net earnings before accounting change	                  1,515	        2,610
                                                      -------       -------

Cumulative effect of accounting change, net of tax	   (25,009)	        -
                                                      -------        -------
Net earnings (loss)	                                 $(23,494)	        2,610
                                                     =========       =======

Earnings (loss) per share:
Earnings before accounting change:	-	Basic	          $    .12	           .22
                                                     ========        =======
	                                  -	Diluted	             .12	           .21
                                                     ========        =======

Net earnings (loss)	               -	Basic	          $  (1.91)	          .22
                                                      ========       =======
	                                  -	Diluted	           (1.91)	          .21
                                                      ========       =======


See accompanying notes to condensed consolidated financial statements.

                  ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                              (Dollars in thousands)

                                         	December 31,	        September 30,
	                                             1998    	            1998
                                          ------------         -------------
Assets	                                    (Unaudited)
Current assets:
	Cash and cash equivalents	                $  5,286	               4,241
	Accounts receivable, less allowance
for doubtful accounts of $738 and
$664, respectively	                          54,335	              51,530
	Costs and estimated earnings on long-term
		contracts, less progress billings of
		$28,983 and $51,529, respectively	         21,424	              26,995
	Inventories	                                60,634	              81,579
	Other current assets	                        3,775	               2,776
                                            -------              -------
			Total current assets	                    145,454	             167,121
                                            -------              -------
Property, plant and equipment, at cost	     151,880	             150,332
Less accumulated depreciation and
amortization	                                55,609	              52,323
                                            -------              -------
			Net property, plant and equipment	        96,271	              98,009
Excess of cost over net assets of purchased
	businesses, less accumulated amortization
	of $5,148 and $4,557, respectively	         71,978	              72,512
Deferred tax assets	                         55,735	              44,740
Other assets	                                22,866	              26,920
                                            -------              -------
				                                       $392,304	             409,302
                                            =======              =======
Liabilities and Shareholders' Equity
Current liabilities:
	Short-term borrowings and current
Maturities of long-term debt	              $ 46,500	              30,111
	Accounts payable	                           33,619	              39,908
	Advance payments on long-term contracts,
less costs incurred of $42,212 and
$5,046, respectively	                        17,135	              11,442
	Accrued expenses and other current
liabilities	                                 19,548	              25,346
                                            -------              -------
			Total current liabilities	               116,802	             106,807
                                            -------              -------
Other liabilities	                           28,128	              28,339
Long-term debt	                              48,176	              50,077
                                            -------              -------
			Total liabilities	                       193,106	             185,223
                                            -------              -------
Commitments and contingencies	                 -	                   -
Shareholders' equity:
	Preferred stock, par value $.01 per share,
		authorized 10,000,000 shares	                -	                   -
	Common stock, par value $.01 per share,
Authorized 50,000,000 shares; issued
12,676,346 and 12,641,664 shares,
respectively	                                   127	                 126
	Additional paid-in capital	                201,114	             200,913
	Retained earnings since elimination of
		deficit at September 30, 1993	              3,783	              27,277
	Cumulative foreign currency translation
adjustments	                                    480	                 520
	Minimum pension liability	                  (2,260)	             (2,260)
                                            --------             --------
				                                        203,244	             226,576
	Less treasury stock, at cost; 409,025
		and 234,025 common shares, respectively	   (4,046)	             (2,497)
                                            --------             --------
			Total shareholders' equity	              199,198	             224,079
                                            -------              -------
				                                       $392,304	             409,302
                                            =======              =======


See accompanying notes to condensed consolidated financial statements.

               ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)
                           (Dollars in thousands)

                                                    	Three Months Ended
	                                                       December 31,
                                                     ------------------
	                                                 1998	               1997
                                                  ----                ----
Cash flows from operating activities:
	Net earnings (loss) after accounting change	  $(23,494)	             2,610
	Adjustments to reconcile net earnings (loss)
	to net cash used by operating activities:
	Depreciation and amortization	                   4,501	              4,773
	Changes in operating working capital,
	net of accounting change	                      (19,019)	           (21,448)
	Effect of accounting change, net of tax	        25,009	               -
	Other	                                           2,751	                219
                                                -------             -------
	Net cash used by operating activities	         (10,252)	           (13,846)
                                                -------             -------
Cash flows from investing activities:
	Capital expenditures	                           (1,681)	            (3,747)
	Acquisition of businesses, less cash acquired	    -	                (3,460)
                                                -------             -------
	Net cash used by investing activities	          (1,681)	            (7,207)
                                                -------             -------
Cash flows from financing activities:
	Net increase in short-term borrowings	          16,500	             18,500
	Proceeds from long-term debt	                       96	               -
	Principal payments on long-term debt	           (2,108)	            (1,000)
	Other	                                          (1,510)	              (530)
                                                -------             -------
	Net cash provided by financing activities	      12,978	             16,970
                                                -------             -------
Net increase (decrease) in cash and cash
 equivalents	                                     1,045	             (4,083)
Cash and cash equivalents, beginning of period	   4,241	              5,818
                                                -------             -------
Cash and cash equivalents, end of period	      $  5,286	              1,735
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

The after-tax charge related to precontract start-up, and organization costs incurred in anticipation of specific future contract awards which were based on specific customer-identified requirements. The after-tax charge is comprised of the following programs: the Tunner 60K aircraft cargo loader at SEI ($17.2 million); the Quiktrak automatic vehicle location system at the Comtrak division of SEI ($2 million); the advanced video surveillance system (Securvision) at Comtrak ($2 million); the Seawolf (U.S. Navy attach submarine) valve and manifold ship set program at Vacco Industries
($1.9 million); and other minor programs which aggregate $1.9 million.

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

	                                     ESCO ELECTRONICS CORPORATION

                                      /s/Philip M. Ford
                                      Philip M. Ford
                                      Senior Vice President
                                      and Chief Financial Officer
                                      (as duly authorized officer
                                      and principal financial
Dated: February 25, 1999	             officer of the registrant)