Form 10-Q
period 1999-03-31
ESCO ELECTRONICS CORP
filed 1999-05-17
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	Form 10-Q


(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

                               	or

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



	       Registrant's telephone number, including area code:(314)213-7200


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 Yes X  No

Number of common stock trust receipts outstanding at April 30, 1999:
12,369,969 receipts.



PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

	                ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
	               Condensed Consolidated Statements of Operations
	                                 (Unaudited)
	               (Dollars in thousands, except per share amounts)

	                                                   Three Months Ended
	                                                         March 31,
                                                    ------------------
	                                                   1999  	        1998
                                                    ----           ----
Net sales	                                       $ 96,214	        86,030
                                                  -------         ------
Costs and expenses:
	Cost of sales	                                    71,178	         61,434
	Selling, general and administrative
  expenses	                                        18,593	         17,285
	Interest expense	                                  1,704	          1,952
	Other, net	                                        1,580	            647
                                                  -------         -------
		Total costs and expenses	                        93,055	         81,318
                                                  -------         -------
Earnings before income taxes	                       3,159	          4,712
Income tax expense	                                 1,112	          1,472
                                                  -------         -------
Net earnings	                                       2,047	          3,240
                                                  =======         =======
Earnings per share:	-	Basic	                     $    .17	            .27
	                   -	Diluted	                        .16	            .26
                                                  =======         =======


See accompanying notes to condensed consolidated financial statements

            ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations
                            (Unaudited)
           (Dollars in thousands, except per share amounts)


	                                                       Six Months Ended
                                                       	    March 31,
                                                        ----------------
	                                                      1999   	      1998
                                                       ----          ----
Net sales	                                           184,407	      164,107
                                                     -------       -------
Costs and expenses:
	Cost of sales	                                      136,477	      117,482
	Selling, general and administrative
  expenses	                                           35,814	       32,817
	Interest expense	                                     3,436	        3,643
	Other, net	                                           3,190	        1,718
                                                     -------       -------
		Total costs and expenses	                          178,917	      155,660
                                                     -------       -------
Earnings before income taxes	                          5,490	        8,447
Income tax expense	                                    1,928	        2,597
                                                     -------       -------
Net earnings before accounting change	                 3,562	        5,850
                                                     -------       -------
Cumulative effect of accounting change,
	net of tax	                                         (25,009)	         -
                                                     --------      -------
Net earnings (loss)	                                 (21,447)	       5,850
                                                     ========      =======
Earnings (loss) per share:
	Earnings before accounting change:
	                          -	Basic	                 $    .29	          .49
	                          -	Diluted	                    .28	          .47
                                                     =======       =======

	Net earnings (loss)	      -	Basic	                 $  (1.74)	         .49
	                          -	Diluted	                  (1.74)	         .47
                                                     =======       =======


See accompanying notes to condensed consolidated financial statements


                 ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                              (Dollars in thousands)


	                                                    March 31,	 September 30,
                                                    	  1999   	     1998
                                                       ----         ----
Assets	                                             (Unaudited)
Current assets:
	Cash and cash equivalents	                          $  6,503	        4,241
	Accounts receivable, less allowance for doubtful
		accounts of $573 and $664, respectively	             46,071	       51,530
	Costs and estimated earnings on long-term
		contracts, less progress billings of
		$30,153 and $51,529, respectively	                   20,263	       26,995
	Inventories	                                          63,361	       81,579
	Other current assets	                                  3,794	        2,776
                                                      -------       -------
			Total current assets	                              139,992	      167,121
                                                      -------       -------
Property, plant and equipment, at cost	               151,661	      150,332
Less accumulated depreciation and amortization	        58,484	       52,323
                                                      -------       -------
			Net property, plant and equipment	                  93,177	       98,009
Excess of cost over net assets of purchased
		businesses, less accumulated amortization
		of $5,738 and $4,557, respectively	                  71,018	       72,512
Deferred tax assets	                                   54,746	       44,740
Other assets	                                          23,357	       26,920
                                                      -------       -------
			                                                 	$382,290	      409,302
                                                      =======       =======
Liabilities and Shareholders' Equity
Current liabilities:
	Short-term borrowings and current
maturities of long-term debt	                        $ 39,000	       30,111
	Accounts payable	                                     37,119	       39,908
	Advance payments on long-term contracts, less
		costs incurred of $34,674 and
			$5,046, respectively	                               10,889	       11,442
	Accrued expenses and other current liabilities	       21,527	       25,346
                                                      -------       -------
			Total current liabilities	                         108,535	      106,807
                                                      -------       -------
Other liabilities	                                     27,700	       28,339
Long-term debt	                                        46,044	       50,077
                                                      -------       -------
			Total liabilities	                                 182,279	      185,223
                                                      -------       -------
Commitments and contingencies	                           _	            _
Shareholders' equity:
	Preferred stock, par value $.01 per share,
		authorized 10,000,000 shares	                          _	            _
	Common stock, par value $.01 per share, authorized
		50,000,000 shares; issued 12,684,535 and
		12,641,664 shares, respectively	                        127	          126
	Additional paid-in capital	                          201,495	      200,913
	Retained earnings since elimination of
		deficit at September 30, 1993	                        5,830	       27,277
	Cumulative foreign currency translation adj.	         (1,147)	         520
	Minimum pension liability	                            (2,260)	      (2,260)
                                                      -------       -------
				                                                  204,045	      226,576
	Less treasury stock, at cost; 407,525
		and 234,025 common shares, respectively	             (4,034)	      (2,497)
                                                      -------       -------
			Total shareholders' equity	                        200,011	      224,079
                                                      -------       -------
				                                                 $382,290	      409,302
                                                      =======       =======
See accompanying notes to condensed consolidated financial statements.


              ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows
                              (Unaudited)
                         (Dollars in thousands)


	                                                   Six Months Ended
	                                                         March 31,
                                                          ---------
	                                                  1999	           1998
                                                   ----            ----
Cash flows from operating activities:
	Net earnings (loss)	                           $(21,447)	         5,850
	Adjustments to reconcile net earnings
	(loss) to net cash provided (used) by
	operating activities:
	Depreciation and amortization	                    9,022	          9,168
	Changes in operating working capital,
	net of accounting change	                       (13,107)	       (23,233)
	Effect of accounting change, net of tax	         25,009	           _
	Other	                                            3,649	          3,313
                                                 -------         -------
	Net cash provided (used) by operating
	activities	                                       3,126	         (4,902)
                                                 -------         -------
Cash flows from investing activities:
	Capital expenditures	                            (4,295)	        (6,539)
	Acquisition of businesses, less cash
	acquired	                                          -	            (4,722)
                                                 -------         -------
	Net cash used by investing activities	           (4,295)	       (11,261)
                                                 -------         -------
Cash flows from financing activities:
	Net increase in short-term borrowings	            9,000	         20,976
	Proceeds from long-term debt	                        96	           -
	Principal payments on long-term debt	            (4,241)	        (3,052)
	Other	                                           (1,424)	          (990)
                                                 -------         -------
	Net cash provided by financing activities	        3,431	         16,934
                                                 -------         -------
Net increase in cash and cash equivalents	         2,262	            771
Cash and cash equivalents, beginning of
	period	                                           4,241	         5,818
                                                 -------        -------
Cash and cash equivalents, end of period	       $  6,503	         6,589
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

	The results for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results for the entire 1999 fiscal year.

2.	Earnings Per Share

	Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and performance shares by using the treasury stock method. The net loss per share for the first six months of fiscal 1999, for both basic and diluted loss per share, is calculated using the weighted average number of common shares outstanding during the period. The number of shares used in the calculation of earnings (loss) per share for each period presented is as follows (in thousands):

	                                   Three Months Ended	    Six Months Ended
	                                        March 31,	           March 31,
                                         ---------            ---------

                                    	1999	       1998	      1999	      1998
                                     ----        ----       ----       ----
	Weighted Average Shares
	Outstanding - Basic	               12,274	     11,848	    12,294	    11,833
	Dilutive Options and
Performance Shares	                    300	        731	       294	       741
                                    ------      ------     ------     ------
	Adjusted Shares- Diluted	          12,574	     12,579	    12,588	    12,574
                                    ======      ======     ======     ======


Options to purchase 691,000 shares of common stock at prices ranging from $10.00-$19.22 per share and options to purchase 62,000 shares of common stock at approximately $18.00 were outstanding during the six month periods ended March 31, 1999 and March 31, 1998, respectively, but were not included in the respective computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire in 2007 and 2008. Approximately 166,000 and 157,000 performance shares were outstanding but unearned at March 31, 1999, and 1998, respectively, and therefore, were not included in the respective computations of diluted EPS. The unearned performance shares expire in 2001.


3.	Inventories

	Inventories consist of the following (dollars in thousands):

                                          	March 31,	        September 30,
	                                            1999	               1998
                                             ----                ----
Finished goods	                            $  9,102	             9,491
Work in process, including
long-term contracts	                         35,959	            54,754
Raw materials	                               18,300	            17,334
                                            -------            -------
Total inventories	                         $ 63,361	            81,579
                                            =======            =======

	Under the contractual arrangements by which progress payments are received, the U.S. Government has a security interest in the inventories associated with specific contracts. Inventories are net of progress payment receipts of
 $24.4 million and $14 million at March 31, 1999 and September 30, 1998, respectively.


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

The Company had previously accounted for these costs under the existing guidance provided by SOP 81-1, "Accounting for Performance of Construction-type Contracts." Under SOP 81-1, costs incurred for a specific anticipated contract were capitalized if those costs could be directly associated with the specific anticipated contract, and fi their recoverability from that contract was probable. SOP 98-5 amends SOP 81-1 by requiring precontract, start-up and organization costs to be expensed as incurred.

The Company is required to adopt this change in accounging principle no later than the first quarter of fiscal year 2000. The Company decided to adopt the provisions of SOP 98-5 in the first quarter of fiscal year 1999 ended December 31, 1998. This change in accounting principle resulted in a non-cash, after-tax charge of approximately $25 million, and was recognized as a cumulative effect of an accounting change. The $13.5 million tax impact of this change in accounting principle is included in deferred tax assets at March 31, 1999.

The after-tax charge related to precontract start-up, and organization costs incurred in anticipation of specific future contract awards which were based on specific customer-identified requirements. The after-tax charge is comprised of the following programs: the Tunner 60K aircraft cargo loader at SEI ($17.2 million); the Quiktrak automatic vehicle location system at the Comtrak division of SEI ($2 million); the advanced video surveillance system (Securvision) at Comtrak ($2 million); the Seawolf (U.S.Navy attack submarine) valve and manifold ship set program at Vacco Industries ($1.9 million); and other minor programs which aggregate
$1.9 million.


The impact of adopting SOP 98-5 on the results of operations for six month period ended March 31, 1999 was an increase to net earnings of approximately $.8 million, or $.06 per share. The favorable impact noted is primarily the net result of the absence of amortization expense related to the previously capitalized start-up costs, net of additional costs expensed . The after tax charge to net earnings of adopting SOP 98-5 amounted to $25.0 million, or $2.03 per basic and diluted share.

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

Comprehensive income for the three month periods ended March 31, 1999 and 1998 was $1.0 million and $3.0 million, respectively. Comprehensive income
(loss) for the six month periods ended March 31, 1999 and 1998 was ($22.5) million and $5.4 million, respectively. The Company's comprehensive income and loss is impacted only by foreign currency translation adjustments, net of tax.

Item 2. Management's Discussionand Analysis of Results of Operations and Financial Condition

Results of Operations - Three months ended March 31, 1999 compared with three months ended March 31, 1998.

Net sales of $96.2 million for the second quarter of fiscal 1999 increased $10.2 million (11.9%) from net sales of $86.0 million for the second quarter of fiscal 1998. The sales increase in the current quarter is the result of increased commercial sales related to: additional sales of filtration products at Filtertek; increased electro-magnetic compatibility (EMC) chamber sales at EMC Test Systems (ETS); higher sales at Distribution Control Systems, Inc. (DCSI) related to the PREPA contract; and the impact of the fiscal 1998 acquisition of PTI Advanced Filtration (PTA).

Commercial sales increased approximately 29% and were $57.1 million (59.4%) and defense sales were $39.1 million (40.6%) for the second quarter of fiscal 1999, compared with commercial and defense sales of $44.2 million (51.4%) and $41.8 million (48.6%), respectively, in the second quarter of fiscal 1998.

Order backlog increased $51.4 million (15.5%) to $382.4 million at March 31, 1999, from $331.0 million at December 31, 1998. During the fiscal 1999 second quarter, new orders aggregating $147.7 million were received, compared with $100.5 million (46.9% increase) in the second quarter of fiscal 1998. The most significant orders in the current period were for TUNNER aircraft cargo loaders, filtration/fluid flow products, and automatic meter reading equipment.

The gross profit margin was 26.0% in the second quarter of fiscal 1999 and 28.6% in the second quarter of fiscal 1998. The gross margin decreased in the second quarter of fiscal 1999 due to lower margins in the defense segment, primarily at SEI. The gross profit margin was also lower due to the residual impact of Hurricane Georges on Filtertek's Puerto Rican operation, and a general slowdown experienced in some industrial markets.

Selling, general and administrative (SG&A) expenses for the second quarter of fiscal 1999 were $18.6 million, or 19.3% of net sales, compared with $17.3 million, or 20.1% of net sales, for the same period a year ago. The percentage decrease is the result of the higher sales level in fiscal 1999. The increase in SG&A spending is primarily related to the fiscal 1998 acquisition of PTA being included in the fiscal 1999 results.

Interest expense was $1.7 million in the second quarter of fiscal 1999 compared to $2.0 million in the same period of fiscal 1998. The decrease is due to the reduction of average outstanding borrowings resulting from a more favorable timing of cash flows.

Other costs and expenses, net, were $1.6 million in the second quarter of fiscal 1999, compared with the $.6 million in the same period of fiscal 1998. The increase in fiscal 1999 reflects additional goodwill amortization associated with the acquisition of PTA and increases in other miscellaneous charges.

The effective income tax rate in the second quarter of fiscal 1999 was 35.2% compared to 31.2% in the second quarter of fiscal 1998. The effective tax rate in the fiscal 1998 second quarter was favorably impacted by the earnings contributed by the Company's Puerto Rican operations.


Results of Operations  -	Six months ended March 31, 1999 compared with six
                         months ended March 31, 1998

Net sales of $184.4 million for the first six months of fiscal 1999 increased $20.3 million (12.4%) from net sales of $164.1 million for the first six months of fiscal 1998. The increase was primarily due to significantly higher PREPA sales at DCSI; the impact of the fiscal 1998 acquisition of PTA; additional sales of filtration products at Filtertek; and increased sales at SEI.

Commercial sales increased approximately 20% over prior year and were $109.3 million (59.3%) and defense sales were $75.1 million (40.7%) for the first six months of fiscal 1999, compared with commercial and defense sales of $90.8 million (55.3%) and $73.3 million, (44.7%) respectively, in the first six months of fiscal 1998.

Order backlog increased $90.3 million (30.9%) to $382.4 million at March 31, 1999, compared with $292.1 million at September 30, 1998. During the first six months of fiscal 1999, new orders aggregating $274.7 million were received, compared with $189.3 million (45.1% increase) in the first six months of fiscal 1998. The most significant orders in the current period were for filtration/fluid flow products, TUNNER aircraft cargo loaders, M1000 Tank Transporters, electromagnetic compatibility test equipment, and automatic meter reading equipment.

The gross profit percentage was 26.0% in the first six months of fiscal 1999 and 28.4% in the first six months of fiscal 1998. The fiscal 1999 gross profit percentage decreased from fiscal 1998 due to lower margins in the defense segment, primarily at SEI. The gross margin was also lower due to the residual impact of Hurricane Georges on Filtertek's Puerto Rican operation, and a general slowdown experienced in some industrial markets.

Selling, general and administrative expense for the first six months of fiscal 1999 were $35.8 million, or 19.4% of net sales, compared with $32.8 million or 20.0% of net sales, for the same period a year ago. The increase in fiscal 1999 SG&A spending is primarily related to the fiscal 1998 acquisitions of PTA and Euroshield being included in the fiscal 1999 results.

Interest expense decreased to $3.4 million from $3.6 million as a result of lower average outstanding borrowings in fiscal 1999 compared to fiscal 1998.

Other costs and expenses, net, were $3.2 million in the first six months of fiscal 1999 compared to $1.7 million in the same period of fiscal 1998. The net increase in fiscal 1999 reflects additional goodwill amortization expense associated with the acquisitions of PTA and Euroshield and increases in other miscellaneous charges. The fiscal 1998 amount is impacted by the favorable modification of a royalty agreement.

The effective income tax rate in the first six months of fiscal 1999 was 35.1% compared with 30.7% for the first six months of fiscal 1998. The lower effective tax rate for the first six months of fiscal 1998 is attributable to the earnings contributed from the Company's Puerto Rican operations, and refunds received relating to state and local taxes. Management estimates the annual effective tax rate for fiscal 1999 to be approximately 35%.

As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company adopted the provisions of SOP 98-5 in the first quarter of fiscal 1999. This change in accounting principle resulted in a non-cash, after-tax charge of approximately $25 million, and was recognized as a cumulative effect of an accounting change.

Financial Condition

Working capital decreased to $31.5 million at March 31, 1999 from $60.3 million at September 30, 1998, primarily due to the inventory adjustments related to the change in accounting principle noted above
(SOP 98-5). During the first six months of fiscal 1999: accounts receivable decreased by $5.5 million as a result of the timing of sales and collections throughout the period; costs and estimated earnings on long-term contracts and inventories decreased in the aggregate by $25.0 million primarily due to the adoption of SOP 98-5, partially offset by increased production requirements to satisfy the additional sales requirements expected over the balance of fiscal 1999; and accounts payable and accrued expenses decreased by $6.6 million due to the timing of payments.

Net cash provided by operating activities was $3.1 million in the first six months of fiscal 1999 compared to net cash used by operating activities of $4.9 million in the same period of fiscal 1998. The prior year cash used by operating activities was primarily impacted by inventory requirements and vendor payments.

Cash flow from operations and borrowings under the bank credit facility are expected to provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

The Company's primary market risk exposure is its debt. All of the Company's debt is priced at a percentage over LIBOR. The Company has reduced this risk through a rate swap agreement that provides a cap on LIBOR of 7% on $40 million of the long-term debt through September 30, 1999 The Company does not have significant risk or exposure to fluctuations in foreign currencies, which are hedged through the purchase of forward currency contracts.

Capital expenditures were $4.3 million in the first six months of fiscal 1999 compared with $6.5 million in the comparable period of fiscal 1998. Major expenditures in the current period included manufacturing equipment at Filtertek and PTI.


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

Costs to Address the Y2K Issue

Preliminary plans anticipate completion of the Y2K remedial work by September 30, 1999. To date, the Company has incurred approximately
$2.75 million related to the Y2K remedial work. The total cost of the Y2K remedial work is estimated to be less than $5 million and will be expensed as incurred over the next 6 months. The expected costs of the project and the date on which the Company plans to complete the Y2K remediationwork are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to identify and correct all relevant computer codes.

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

Contingency Plans

Followingits risk analysis as described above, the Company's Y2K program includes a contingency planning phase in which appropriate plans are currently being made to attempt to minimize disruption to the Company's operations in the event of a Y2K failure. The Company is formulating plans to handle a variety of failure scenarios, including failures of its internal systems, as well as failures of significant business partners. The level of planning required is a function of the risks ascertained through the Company's investigating efforts. The Company anticipates contingency planning across the enterprise will be completed by the end of calendar year 1999.

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


Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See discussion at "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition".



                       PART II OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Company's shareholders was held on Tuesday, February 9, 1999. Voted on at the meeting was the election of two directors. The voting for directors was as follows:


                                    	For	            Withheld
	          J. J. Adorjan	        10,543,281	          39,904
	          W. S. Antle III	      10,469,613	         113,572

The only other matter voted on at the meeting was a proposal to approve the 1999 Stock Option Plan. The voting on this proposal was as follows:

                                                              	Broker
	           For	          Against	          Abstentions	      Non-Votes

        	9,991,563	        535,605	            56,014	            0


Item 6.	Exhibits and Reports on Form 8-K.

a)	Exhibits.	           NONE



b)	Reports on Form 8-K.	There were no reports on Form 8-K filed 	during the
                        quarter ended March 31 1999.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          	ESCO ELECTRONICS CORPORATION

                                           /s/Philip M. Ford
                                           Philip M. Ford
                                           Senior Vice President
                                           and Chief Financial Officer
                                           (as duly authorized officer
                                           and principal financial
Dated: May 13, 1999	                       officer of the registrant)