Form 10-Q
period 1999-06-30
ESCO ELECTRONICS CORP
filed 1999-08-13
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                          Form 10-Q


(Mark One)

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the quarterly period ended
     June 30, 1999

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

Number of common stock trust receipts outstanding at July 31, 1999: 12,375,351 receipts.




PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


        ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
       Condensed Consolidated Statements of Operations
                         (Unaudited)
       (Dollars in thousands, except per share amounts)


                                            Three Months Ended
                                                June 30,
                                            -------------------

                                             1999        1998
                                             ----        ----

Net sales                                  $113,978     98,236
                                            -------     ------
Costs and expenses:
 Cost of sales                               86,027     72,595
 Selling, general and administrative expenses18,934     16,966
 Interest expense                             1,715      2,021
 Other, net                                     989      1,056
                                            -------    -------
    Total costs and expenses                107,665     92,638
                                            -------    -------
Earnings before income taxes                  6,313      5,598
Income tax expense                            2,241      1,751
                                            -------    -------
Net earnings                               $  4,072      3,847
                                            =======    =======
Earnings per share:  - Basic                $   .33        .32
                     - Diluted                  .32        .31
                                             ======    =======


See accompanying notes to condensed consolidated financial statements



          ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statements of Operations
                           (Unaudited)
        (Dollars in thousands, except per share amounts)


                                            Nine Months Ended
                                                June 30,
                                            -----------------
                                             1999        1998
                                             ----        ----
Net sales                                  $298,385    262,343
                                            -------    -------
Costs and expenses:
 Cost of sales                              222,504    190,077
 Selling, general and administrative expenses54,748     49,783
 Interest expense                             5,151      5,664
 Other, net                                   4,179      2,774
                                            -------    -------
    Total costs and expenses                286,582    248,298
                                            -------    -------
Earnings before income taxes                 11,803     14,045
Income tax expense                            4,169      4,348
                                            -------    -------
Net earnings before accounting change         7,634      9,697
                                            -------    -------
Cumulative effect of accounting change,
 net of tax                                 (25,009)      -
                                            -------    -------
Net earnings (loss)                       $(17,375)      9,697
                                           =======     =======
Earnings (loss) per share:
   Earnings before accounting change:
                         -  Basic           $   .62        .82
                         -  Diluted             .61        .78
                                             ======     ======

   Net earnings (loss)   -  Basic           $ (1.41)       .82
                         -  Diluted           (1.41)       .78
                                             =======    ======


See accompanying notes to condensed consolidated financial statements


          ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
                     (Dollars in thousands)


                                              June 30,   September 30,
                                               1999           1998
                                              --------   -------------
ASSETS                                      (Unaudited)
Current assets:
 Cash and cash equivalents                  $  5,493      4,241
 Accounts receivable, less allowance for doubtful
   accounts of $554 and $664, respectively    48,271     51,530
 Costs and estimated earnings on long-term
   contracts, less progress billings of
   $28,934 and $51,529, respectively          18,888     26,995
 Inventories                                  61,399     81,579
 Other current assets                          3,650      2,776
                                             -------    -------
      Total current assets                   137,701    167,121
Property, plant and equipment, at cost       152,942    150,332
Less accumulated depreciation and amortization 61,535    52,323
                                             -------    -------
      Net property, plant and equipment       91,407     98,009
Excess of cost over net assets of purchased
   businesses, less accumulated amortization
   of $6,326 and $4,557, respectively         70,277     72,512
Deferred tax assets                           52,550     44,740
Other assets                                  23,383     26,920
                                             -------    -------
                                            $375,318    409,302
                                             =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings and current
   maturities of long-term debt            $ 38,000     30,111
 Accounts payable                             35,081     39,908
 Advance payments on long-term contracts,
   less costs incurred of $33,704 and
   $5,046, respectively                        7,286     11,442
 Accrued expenses and other current
   liabilities                                19,411     25,346
                                             -------    -------
      Total current liabilities               99,778    106,807
                                             -------    -------
Other liabilities                             27,774     28,339
Long-term debt                                43,981     50,077
                                             -------    -------
      Total liabilities                      171,533    185,223
                                             -------    -------
Commitments and contingencies                   -          -
Shareholders' equity:
 Preferred stock, par value $.01 per share,
   authorized 10,000,000 shares                 -          -
 Common stock, par value $.01 per share, authorized
   50,000,000 shares; issued 12,778,328 and
   12,641,664 shares, respectively               128        126
 Additional paid-in capital                  201,284    200,913
 Retained earnings since elimination of
   deficit at September 30, 1993               9,902     27,277
 Cumulative foreign currency translation adj. (1,247)       520
 Minimum pension liability                    (2,260)    (2,260)
                                             -------    -------
                                             207,807    226,576
 Less treasury stock, at cost; 406,025
   and 234,025 common shares, respectively    (4,022)    (2,497)
                                             -------    -------
      Total shareholders' equity             203,785    224,079
                                             -------    -------
                                            $375,318    409,302
                                             =======    =======



See accompanying notes to condensed consolidated financial statements.


          ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                     (Dollars in thousands)


                                              Nine Months Ended
                                                    June 30,
                                              -----------------

                                               1999        1998
                                               ----        ----
Cash flows from operating activities:
 Net earnings (loss)                        $(17,375)     9,697
 Adjustments to reconcile net earnings
  (loss) to net cash provided (used) by
  operating activities:
     Depreciation and amortization             13,506    13,718
     Changes in operating working capital,
     net of accounting change                 (19,582)  (32,077)
     Effect of accounting change, net of tax   25,009      -
     Other                                      5,885     4,221
                                              -------   -------
      Net cash provided (used) by operating
         activities                             7,443    (4,441)
                                              -------   -------
Cash flows from investing activities:
 Capital expenditures                         (6,615)   (9,839)
 Acquisition of businesses, less cash acquired  -        (4,722)
                                             -------    -------
  Net cash used by investing activities       (6,615)  (14,561)
                                             -------   -------
Cash flows from financing activities:
 Net increase in short-term borrowings         8,000    24,476
 Proceeds from long-term debt                     96      -
 Principal payments on long-term debt         (6,303)   (5,113)
 Other                                        (1,369)   (1,334)
                                             -------   -------
  Net cash provided by financing activities      424    18,029
                                             -------   -------
Net increase in cash and cash equivalents       1,252     (973)
Cash and cash equivalents, beginning of period  4,241     5,818
                                              -------   -------
Cash and cash equivalents, end of period     $  5,493     4,845
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

   The  results for the three and nine month periods  ended  June
   30, 1999 are not necessarily indicative of the results for the entire 1999 fiscal year.

2. EARNINGS PER SHARE

   Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and performance shares by using the treasury stock method. The net loss per share for the first nine months of fiscal 1999, for both basic and diluted loss per share, is calculated using the weighted average number of common shares outstanding during the period. The number of shares used in the calculation of earnings (loss) per share for each period presented is as follows (in thousands):

                           Three Months Ended  Nine Months Ended
                                June 30,            June 30,
                                --------            --------

                              1999     1998      1999    1998
                              ----     ----      ----    ----
   Weighted Average Shares
   Outstanding - Basic      12,357  11,965    12,318   11,880
   Dilutive Options and
     Performance Shares        352     534       249      535
                            ------  ------    ------   ------
   Adjusted Shares- Diluted 12,709  12,499    12,567   12,415
                            ------  ======    ======   ======

   Options to purchase 689,000 shares of common stock at prices ranging from $10.78 - $19.22 per share and options to purchase 77,500 shares of common stock at approximately $18.00 - $19.22 were outstanding during the nine month periods ended June 30, 1999 and 1998, respectively, but were not included in the respective computations of diluted EPS because the options exercise price was greater than the average market price of the common shares. These options expire in 2007 and 2008. Approximately 166,000 and 113,000 performance shares were outstanding but unearned at June 30,
   1999,   and  1998,  respectively,  and  therefore,  were   not
   included in the respective computations of diluted EPS. The unearned performance shares expire in 2001.


3. INVENTOREIS

   Inventories consist of the following (dollars in thousands):

                                      June 30,    September 30,
                                        1999          1998
                                        ----          ----
   Finished goods                   $  9,820          9,491
   Work in process, including
     long-term contracts              33,728         54,754
   Raw materials                      17,851         17,334
                                      ------         ------
        Total inventories           $ 61,399         81,579
                                      ======         ======

   Under the contractual arrangements by which progress payments are received, the U.S. Government has a security interest in the inventories associated with specific contracts. Inventories are net of progress payment receipts of $23.6 million and $14 million at June 30, 1999 and September 30, 1998, respectively.

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

   The Company is required to adopt this change in accounting principle no later than the first quarter of fiscal year 2000. The Company decided to adopt the provisions of SOP 98-5 in the first quarter of fiscal year 1999 ended December 31, 1998. This change in accounting principle resulted in a non-cash, after-tax charge of approximately $25 million, and was recognized as a cumulative effect of an accounting change. The $13.5 million tax impact of this change in accounting principle is included in deferred tax assets at June 30, 1999.

   The after-tax charge related to precontract start-up, and organization costs incurred in anticipation of specific future contract awards which were based on specific customer-identified requirements. The after-tax charge is comprised of the following programs: the Tunner 60K aircraft cargo loader at SEI ($17.2 million); the Quiktrak automatic vehicle location system at the Comtrak division of SEI ($2 million); the advanced video surveillance system (Securvision) at Comtrak ($2 million); the Seawolf (U.S. Navy attack submarine) valve and manifold ship set program at Vacco
   Industries ($1.9 million); and other minor programs which aggregate $1.9 million.

   The impact of adopting SOP 98-5 on the results of operations for the nine month period ended June 30, 1999 was an increase to net earnings of approximately $1.4 million, or $.11 per share. The favorable impact noted is primarily the net result of the absence of amortization expense related to the previously capitalized start-up costs, net of additional costs expensed. The after tax charge to net earnings of adopting SOP 98-5 amounted to $25.0 million, or $2.03 per basic and diluted share.

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

   Comprehensive income for the three month periods ended June 30, 1999 and 1998 was $ 4.0 million and $3.6 million, respectively. Comprehensive income (loss)for the nine month periods ended June 30, 1999 and 1998 was ($18.5) million and $9.2 million, respectively. The Company's comprehensive income and loss is impacted only by foreign currency translation adjustments, net of tax.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS-    Three months ended June 30, 1999
                          compared with three months ended June 30, 1998.

Net sales of $114.0 million for the third quarter of fiscal 1999 increased $15.7 million (16.0%) from net sales of $98.2 million for the third quarter of fiscal 1998. The sales increase in the current quarter is the result of: increased defense sales (TUNNER aircraft cargo loaders) at Systems and Electronics, Inc. (SEI); increased commercial sales at Distribution Control Systems, Inc.
(DCSI) related to the PREPA contract; and the impact of the fiscal 1998 commercial acquisition of PTI Advanced Filtration
(PTA).

Commercial sales were $59.4 million (52.1%) and defense sales were $54.6 million (47.9%) for the third quarter of fiscal 1999, compared with commercial and defense sales of $55.1 million (56.1%) and $43.1 million (43.9%), respectively, in the third quarter of fiscal 1998. The increase in defense sales is related to the TUNNER program at SEI noted above.

Order backlog was $356.4 million at June 30, 1999. Backlog decreased from $382.4 million at March 31, 1999 due to the increased TUNNER deliveries versus the timing of the receipt of new orders. During the fiscal 1999 third quarter, new orders aggregating $88.0 million were received, compared with $130.1 million in the third quarter of fiscal 1998. The most significant orders in the current period were for TUNNER aircraft cargo loader support items, filtration/fluid flow products, and automatic meter reading equipment. The 1998 amount was significantly higher as it included the $50 million PREPA order at DCSI.

The gross profit margin was 24.5% in the third quarter of fiscal 1999 and 26.1% in the third quarter of fiscal 1998. The gross margin decreased in the third quarter of fiscal 1999 due to changes in sales mix which resulted in lower margins contributed from the defense segment. Gross profit margin in the commercial segment was consistent with the prior year.

Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 1999 were $18.9 million, or 16.6% of net sales, compared with $17.0 million, or 17.3% of net sales, for the same period a year ago. The percentage decrease is the result of the higher sales level in fiscal 1999. The increase in SG&A spending is primarily related to the fiscal 1998 acquisition of PTA being included in the fiscal 1999 results.

Interest expense was $1.7 million in the third quarter of fiscal 1999 compared to $2.0 million in the same period of fiscal 1998. The decrease is due to the reduction of average outstanding borrowings resulting from a more favorable timing of cash flows.

Other costs and expenses, net, were $1.0 million in the third quarter of fiscal 1999, compared with the $1.1 million in the same period of fiscal 1998. The fiscal 1999 amount includes a $.6M gain on the sale of certain plant and equipment at Filtertek and Rantec. The gain was partially offset by additional goodwill amortization expense associated with the 1998 acquisitions of PTA and Euroshield.

The effective income tax rate in the third quarter of fiscal 1999 was 35.5% compared to 31.3% in the third quarter of fiscal 1998. The effective tax rate in the fiscal 1998 third quarter was favorably impacted by the earnings contributed by the Company's Puerto Rican operations.


RESULTS OF OPERATIONS-  Nine months ended June 30, 1999 compared with nine months ended June 30, 1998

Net sales of $298.4 million for the first nine months of fiscal 1999 increased $36.1 million (13.8%) from net sales of $262.3 million for the first nine months of fiscal 1998. The sales increase in the current period is the result of: increased defense sales (TUNNER aircraft cargo loaders) at SEI; increased commercial sales at DCSI related to the PREPA contract; the impact of the fiscal 1998 commercial acquisition of PTA; and additional sales of filtration products at Filtertek.

Commercial sales increased 15.6% over prior year and were $168.8 million (56.6%) and defense sales were $129.6 million (43.4%) for the first nine months of fiscal 1999, compared with commercial and defense sales of $145.9 million (55.6%) and $116.4 million, (44.4%) respectively, in the first nine months of fiscal 1998.

Order backlog increased $64.3 million (22.0%) to $356.4 million at June 30, 1999, compared with $292.1 million at September 30, 1998. During the first nine months of fiscal 1999, new orders aggregating $362.7 million were received, compared with $319.4 million (13.6% increase) in the first nine months of fiscal 1998. The most significant orders in the current period were for filtration/fluid flow products, TUNNER aircraft cargo loaders, M1000 tank transporters, electromagnetic compatibility test equipment, and automatic meter reading equipment.

The gross profit percentage was 25.4% in the first nine months of fiscal 1999 and 27.5% in the first nine months of fiscal 1998. The fiscal 1999 gross profit percentage decreased from fiscal 1998 due to lower margins in the defense segment at SEI and Rantec. The 1999 gross margin was also lower due to the residual impact of Hurricane Georges on Filtertek's Puerto Rican operation, and a general slowdown experienced in some industrial markets.

Selling, general and administrative expense for the first nine months of fiscal 1999 were $54.7 million, or 18.3% of net sales, compared with $49.8 million or 19.0% of net sales, for the same period a year ago. The increase in fiscal 1999 SG&A spending is primarily related to the fiscal 1998 acquisitions of PTA and Euroshield being included in the fiscal 1999 results.
Interest expense decreased to $5.2 million from $5.7 million as a result of lower average outstanding borrowings in fiscal 1999 compared to fiscal 1998.

Other costs and expenses, net, were $4.2 million in the first nine months of fiscal 1999 compared to $2.8 million in the same period of fiscal 1998. The net increase in fiscal 1999 reflects additional goodwill amortization expense associated with the acquisitions of PTA and Euroshield and increases in other miscellaneous charges. The fiscal 1998 amount was impacted by the favorable modification of a royalty agreement.

The effective income tax rate in the first nine months of fiscal 1999 was 35.3% compared with 31.0% for the first nine months of fiscal 1998. The lower effective tax rate for the first nine months of fiscal 1998 is attributable to the earnings contributed from the Company's Puerto Rican operations, and refunds received relating to state and local taxes. Management estimates the annual effective tax rate for fiscal 1999 to be approximately 35%.

As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company adopted the provisions of SOP 98-5 in the first quarter of fiscal 1999. This change in accounting principle resulted in a non-cash, after-tax charge of approximately $25 million, and was recognized as a cumulative effect of an accounting change.



FINANCIAL CONDITION

Working capital decreased to $37.9 million at June 30, 1999 from $60.3 million at September 30, 1998, primarily due to the inventory adjustments related to the change in accounting principle noted above (SOP 98-5). During the first nine months of fiscal 1999: accounts receivable decreased by $3.3 million as a result of the timing of sales and collections throughout the period; costs and estimated earnings on long-term contracts and inventories decreased in the aggregate by $28.3 million primarily due to the adoption of SOP 98-5, partially offset by increased production requirements to satisfy the additional sales requirements expected over the balance of fiscal 1999; and accounts payable and accrued expenses decreased by $10.8 million due to the timing of payments.

Net cash provided by operating activities was $7.4 million in the first nine months of fiscal 1999 compared to net cash used by operating activities of $4.4 million in the same period of fiscal 1998. The prior year cash used by operating activities was primarily impacted by inventory requirements and vendor payments.

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

Capital expenditures were $6.6 million in the first nine months of fiscal 1999 compared with $9.8 million in the comparable period of fiscal 1998. Major expenditures in the current period included manufacturing equipment at Filtertek and PTI.


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


COSTS TO ADDRESS THE Y2K ISSUE

Preliminary plans anticipate completion of the Y2K remedial work by September 30, 1999. To date, the Company has incurred approximately $2.9 million related to the Y2K remedial work. The total cost of the Y2K remedial work is estimated to be less than $4 million and will be expensed as incurred over the next 3 months. The expected costs of the project and the date on which the Company plans to complete the Y2K remediation work are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to identify and correct all relevant computer codes.


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




ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.

See discussion at "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition".



                    PART II OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits.           NONE



b)Reports on Form 8-K.  There were no reports on Form 8-K filed during the quarter ended June 30, 1999.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ESCO ELECTRONICS CORPORATION

                                    /s/Philip M. Ford
                                    Philip M. Ford
                                    Senior Vice President
                                    and Chief Financial Officer
                                    (as duly authorized officer
                                    and principal financial
Dated: August 13, 1999              officer of the registrant)