Form 10-K405/A
period 1998-09-30
ESCO ELECTRONICS CORP
filed 1999-08-16
CIK 866706

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

                                       OR




[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period ________ to ________

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

2.   Portions of the registrant's Proxy Statement dated December 4, 1998 (Part
     III).






                            (Cover page 2 of 2 pages)

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On July 1 and August 17, 1998, ESCO issued a total of 451,020 Common Stock Trust Receipts pursuant to Rule 506 under the Securities Act of 1933, as amended, to the shareholders of Advanced Membrane Technology, Inc. (renamed PTI Advanced Filtration Inc.) as partial consideration for the acquisition of all of the capital stock of that company. See Note 2 of the Notes to Consolidated Financial Statements in the 1998 Annual Report.

     Other information required by this item is incorporated herein by reference to Notes 7 and 8 of the Notes to Consolidated Financial Statements, "Common Stock Market Prices" and "Shareholders' Summary--Capital Stock Information" appearing in the 1998 Annual Report. A special cash distribution of $3.00 per share was paid to Stockholders in September 1996. No other cash dividends have been declared on the Common Stock underlying the Receipts, and ESCO does not anticipate, currently or in the foreseeable future, paying cash dividends on the Common Stock, although it reserves the right to do so to the extent permitted by applicable law and agreements. ESCO's dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at that time, based on ESCO's earnings and financial position and such other business considerations as the Board deems relevant at that time.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ESCO ELECTRONICS CORPORATION


                                          By: /s/  D.J.  Moore
                                              ----------------------
                                              D.J. Moore
                                              Chairman, President and
                                              Chief Executive Officer


Dated August 12, 1999