Form 10-K
period 1999-09-30
ESCO ELECTRONICS CORP
filed 1999-12-23
CIK 866706

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                       ----------------------------------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended September 30, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period _____ to _____


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

    Common Stock, par value $0.01 per                        New York Stock
    share                                                    Exchange, Inc.

    Preferred Stock Purchase Rights                          New York Stock
                                                             Exchange, Inc.



                            (Cover page 1 of 2 pages)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                         ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. [X]

Aggregate market value of the Common Stock Trust Receipts held by non-affiliates of the registrant as of close of business on December 20, 1999: $134,021,591*

        * For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.


Number of Common Stock Trust Receipts outstanding at December 20, 1999:
12,437,814 Receipts.


                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the registrant's Annual Report to Stockholders for fiscal year ended September 30, 1999 (the "1999 Annual Report") (Parts I and II).

2. Portions of the registrant's Proxy Statement dated December 9, 1999 (Part
   III).


















                            (Cover page 2 of 2 pages)

                          ESCO ELECTRONICS CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

Item    Description                                                         Page
----    -----------                                                         ----

Part I

1.      Business  ............................................................ 1

                  The Company................................................. 1
                  Products.................................................... 1
                  Divested Business........................................... 3
                  Marketing and Sales......................................... 3
                  Intellectual Property....................................... 4
                  Backlog..................................................... 4
                  Purchased Components and Raw Materials...................... 4
                  Competition................................................. 4
                  Research and Development.................................... 5
                  Environmental Matters....................................... 5
                  Government Contracts........................................ 5
                  Employees................................................... 6
                  Financing................................................... 6
                  History of the Business..................................... 6
                  Forward-Looking Information................................. 7

2.      Properties............................................................ 7

3.      Legal Proceedings..................................................... 9

4.      Submission of Matters to a Vote of Security Holders...................10

Executive Officers of the Registrant..........................................10


Part II

5.      Market for the Registrant's Common Equity and Related
        Stockholder Matters...................................................10

6.      Selected Financial Data...............................................10

7.      Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................11

7A.     Quantitative and Qualitative Disclosures About Market Risk............11

8.      Financial Statements and Supplementary Data...........................11

9.      Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..................................................11



                                        I

Item    Description                                                         Page
----    -----------                                                         ----

Part III

10.     Directors and Executive Officers of the Registrant....................11

11.     Executive Compensation................................................11

12.     Security Ownership of Certain Beneficial Owners and Management........11

13.     Certain Relationships and Related Transactions........................12


Part IV

14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K......12

SIGNATURES               .....................................................18

INDEX TO EXHIBITS        .....................................................19



































                                       II

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

       ESCO Electronics Corporation ("ESCO") is a producer of products and systems for industrial and commercial applications sold to customers world-wide. ESCO's operating subsidiaries are: PTI Technologies Inc., PTI Advanced Filtration Inc., PTI Technologies Limited, Filtertek Inc. ("Filtertek"), Filtertek BV, Filtertek de Puerto Rico, Inc., Filtertek Do Brazil, Filtertek SA, VACCO Industries ("VACCO"), EMC Test Systems, L.P. ("ETS"), Euroshield OY, Distribution Control Systems, Inc. ("DCSI"), Rantec Microwave & Electronics, Inc. ("Rantec"), and Comtrak Technologies, L.L.C. ("Comtrak"). These operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the above-mentioned products and systems, and are subsidiaries of Defense Holding Corp., a wholly-owned direct subsidiary of ESCO. ESCO and its direct and indirect subsidiaries are hereinafter referred to collectively as the "Company". The Company's businesses are subject to a number of risks and uncertainties, including without limitation those discussed below. See Item 3. "Legal Proceedings" in this report and "Management's Discussion and Analysis" appearing in the 1999 Annual Report.

PRODUCTS

       The Company operates in four principal industry segments:
Filtration/Fluid Flow, Test, Communications and Other Products. See Note 11 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, which
Note is herein incorporated by reference.


                              FILTRATION/FLUID FLOW

       The Company's Filtration/Fluid Flow segment accounted for approximately 70 % of Company revenues in fiscal year 1999 (excluding revenues from Systems & Electronics Inc. ("SEI"), which was divested on September 30, 1999).

       PTI Technologies Inc., PTI Advanced Filtration Inc. and PTI Technologies Limited develop and manufacture a wide range of filtration products. PTI Technologies Inc. is a leading supplier of filters to the commercial aerospace market. Its major industrial business is derived from microfiltration products that are used in a variety of markets and applications. The filtration membranes for many of these applications are, or will be, produced by PTI Advanced Filtration Inc., which also supplies filtration systems for use in the dairy industry and industrial coatings. The industrial business also includes the supply of filtration products for process and mobile fluid power applications. PTI Technologies Limited manufactures and distributes filter products primarily in the European industrial marketplace. In fiscal year 1998, PTI Technologies Inc. formed a joint venture in India, known as "SANMAR-PTI Filters Limited", with SANMAR Engineering Corporation to manufacture and sell filtration products for the Indian and other international markets. VACCO and PTI Technologies Inc. jointly develop and manufacture industrial filtration elements and systems primarily used within the petrochemical and nuclear industries, where a premium is placed on superior performance in a harsh environment. VACCO supplies filters, latch valves and check valves to the aerospace industry, primarily for use in satellite propulsion systems. VACCO also uses its etched disk technology to produce quiet valves and manifolds for U.S. Navy applications.

       Filtertek develops and manufactures a broad range of high-volume, original equipment manufacturer ("OEM") filtration products at its facilities in North America, South America and Europe. Filtertek's products, which are centered around its insert injection-molding technology wherein a filter medium is inserted into the tooling prior to injection-molding of the filter housing, have widespread applications in the medical and health care markets, automotive fluid systems, and other commercial and industrial markets. A typical application can require daily production of many thousands of units, at very high levels of quality, that are generally produced in highly-automated manufacturing cells. Many of Filtertek's products are patented or incorporate proprietary product or process design, or both. Filtertek's products are typically supplied to OEM customers under long term contracts. In fiscal year 1999, Filtertek introduced a number of new products including several automotive transmission sump filters, medical flow control devices and intravenous (IV) filters, and fuel filters for fuel pump applications. Development of a number of new products with applications in water filtration, Leukocyte blood filtration and depth media fuel filtration was completed in fiscal year 1999, and these products are expected to provide revenue growth in fiscal year 2000 and beyond.


                                      TEST

       The Company's Test segment accounted for approximately 14% of Company revenues in fiscal year 1999 (excluding SEI revenues).

       ETS designs and manufactures electromagnetic compatibility ("EMC") test equipment. It also supplies controlled radio frequency testing environments (anechoic chambers), shielded rooms for high security data processing and secure communication, and electromagnetic absorption materials. ETS's products include antennas, antenna masts, turntables, current probes, field probes, TEM (transverse electromagnetic) cells, GTEM (gigahertz transverse electromagnetic) cells, microwave absorber, calibration equipment and other test accessories required to do EMC testing. ETS also provides all the design, program management and integration services required to supply customers with turnkey EMC solutions. In fiscal year 1999, ETS was awarded a contract by General Motors, valued at more than $20 million, to design and equip an EMC test facility. It is expected that in fiscal years 2000 and 2001 revenues from this contract will constitute approximately 20% to 25% of total revenues of the Test segment. This project is expected to be completed in 2002. Euroshield OY designs and manufactures a broad range of modular shielding systems and shielded doors, some of which are proprietary, for the world market. It also provides the design, program management and integration services to supply the European market with turnkey EMC solutions.


                                 COMMUNICATIONS

       In fiscal year 1999, approximately 10% of Company revenues (excluding SEI revenues) was derived from its Communications segment.

       DCSI is a leading manufacturer of two-way power line communication systems for the utility industry. These systems provide electric utilities with a patented communication technology for demand-side management, distribution automation, and automatic meter reading capabilities, thus improving the efficiency of power delivery to the consumer of electric energy. During fiscal year 1999, DCSI experienced substantial revenue growth from the first full year of shipments of an automatic meter reading ("AMR") system to the Puerto Rico Electric Power Authority ("PREPA") under a multi-year contract signed in fiscal year 1998 which is valued at more than $50 million. Revenue from this contract amounted to approximately 56% of total Communications segment revenues in fiscal year 1999. It is anticipated that in fiscal year 2000 the PREPA contract revenue will constitute approximately 50% to 55% of total segment revenues. The current contract will expire in fiscal year 2001. Also during 1999, DCSI was chosen to supply the first phase of an AMR project to Wisconsin Public Service Co. ("WPS") which covers roughly seventeen percent of WPS' customer base. DCSI anticipates possible expansion of this system in fiscal years 2001-2003.


                                 OTHER PRODUCTS

       The Company's Other Products segment represented approximately six percent of Company revenues in fiscal year 1999 (excluding SEI revenues).

       Rantec designs and manufactures high voltage and low voltage power supplies, dc/dc converters and power systems which are marketed to a broad range of customers worldwide. Applications include medical and avionics CRT displays, as well as ground-based, shipboard and airborne power systems for a wide variety of military platforms. Rantec's newest development is a state-of-the-art, patented, miniature high voltage technology which achieves the same basic functions of today's high voltage power supplies in only 5% of the size. These products can meet a broad range of display applications, from hand-held devices and notebook computers to helmet-mounted displays and military avionics.

       Comtrak has developed a proprietary video security monitoring system, which has applications in commercial and industrial security systems. Currently, Comtrak is working jointly with ADT Security Services, Inc., who is selling this system under its SecurVision7 trademark to a variety of markets.

       As previously disclosed, the Company intends to sell its Rantec microwave antenna business, including its owned operations facility located in Calabasas, California. This business includes the production of antennas for wireless communications applications and airborne systems.


DIVESTED BUSINESS

       On September 30, 1999, ESCO sold SEI, its last major defense business, to Engineered Systems and Electronics, Inc. ("Engineered Systems"). See Notes 2 and 11 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, which Notes are herein incorporated by reference. SEI is primarily in the defense systems and electronics business, and principally supplies high-capacity aircraft cargo loaders and transportation systems and weapon subsystems to the armed forces. In addition, SEI designs and manufactures launching and guidance systems and airborne radar systems. In fiscal year 1999, SEI accounted for approximately 42% of total Company revenues. As a result of the sale of SEI, the Company's defense-related sales have been reduced to approximately ten percent of total sales.


MARKETING AND SALES

       The following comments relate to the Company's business in general:

       The Company's products generally are distributed to customers through a domestic and foreign network of distributors, sales representatives and factory salespersons. Utility communication systems are sold directly to the electric utilities.

       The Company's defense products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Including SEI results, direct and indirect sales to the U.S. Government accounted for approximately 41%, 41% and 44% of the Company's total sales in the fiscal years ended September 30, 1999, 1998 and 1997, respectively. See Note 11 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, which Note is herein incorporated by reference.

       International sales (including SEI) accounted for approximately 18%, 16% and 18% of the Company's total sales in the fiscal years ended September 30, 1999, 1998 and 1997, respectively. The increase in fiscal year 1999 was primarily due to higher Far East sales at SEI. See Note 11 of the Notes to Consolidated Financial Statements in the 1999 Annual Report. Historically, the majority of these international sales have involved defense products. With the divestiture of SEI, future international sales will predominantly involve industrial and commercial products.

       The Company's international sales are subject to risks inherent in foreign commerce, including currency fluctuations and devaluations, the risk of war, changes in foreign governments and their policies, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and litigating with foreign sovereigns.

INTELLECTUAL PROPERTY

       The Company owns or has other rights in various forms of intellectual property (i.e., patents, trademarks, service marks, copyrights, mask works, trade secrets and other items). As the Company has expanded its presence in commercial markets, it is placing greater emphasis on developing intellectual property and protecting its rights therein. The Company believes that this increased emphasis should better position the Company to secure new business and protect existing business for certain products. Although the Company considers its patents to be of significant value in its operations, none of its business segments is materially dependent on any single patent or group of patents.


BACKLOG

       The following information excludes backlog attributable to SEI. The backlog of firm orders was approximately $142.9 million at September 30, 1999 and approximately $139.3 million at September 30, 1998. As of September 30, 1999, it is estimated that: (i) commercial business accounted for approximately 90% of the firm orders and defense business accounted for approximately 10%, and
(ii) domestic customers accounted for approximately 79% of the firm orders and foreign customers accounted for approximately 21%. Of the total backlog of orders at September 30, 1999, approximately 73% (including all commercial orders) is expected to be completed in the fiscal year ending September 30, 2000.


PURCHASED COMPONENTS AND RAW MATERIALS

       The Company's products require a wide variety of components and materials. Although the Company has multiple sources of supply for most of its material requirements, certain components are supplied by sole-source vendors, and the Company's ability to perform certain contracts depends on their performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities. In the Communications segment, DCSI utilizes a single source or a limited number of sources to produce substantially all of DCSI's end-products. Although the Company believes alternative suppliers of components and end-products are available, the inability of DCSI to develop alternative sources quickly or cost-effectively could have a material adverse effect on the Communications segment.


COMPETITION

       The following comments apply to each of the Company's four segments:

       The Company faces intense competition from a large number of firms for nearly all of its products. Although the Company is a leading supplier in several of the markets it serves, the Company maintains a relatively small share of the business in many of the markets in which it participates. Because of the specialized nature of the Company's products, it is impossible to state precisely its competitive position with respect to each of its products. Substantial efforts are required in order to maintain existing business levels. In the Company's major served markets, competition is driven primarily by quality, price, technology and delivery performance. For most of its products, the Company's competitors are larger and have greater financial resources than the Company.

       Competition in the Company's major markets is broadly based, and global in scope. Individual competitors range in size from annual revenues of less than $1 million to billion dollar enterprises, such as Pall Corporation, a major competitor in the filtration/fluid flow market. Competition can be particularly intense during periods of economic slowdown, a situation which the Company recently experienced in some of its filtration/fluid flow markets.

RESEARCH AND DEVELOPMENT

       Research and development and the Company's technological expertise are important factors in the Company's business. Research and development programs are designed to develop technology for new products or to extend or upgrade the capability of existing products and to assess their commercial potential.

       In addition to its work under development contracts, the Company performs research and development at its own expense. For the fiscal years ended September 30, 1999, 1998 and 1997, total Company-sponsored research and development expenses were approximately $7.7 million, $5.9 million and $6.2 million, respectively. Company-sponsored research and development expenses attributable to SEI were approximately $1.5 million, $1.4 million and $1.1 million, respectively, for those years. Total customer-sponsored research and development expenses were approximately $8.3 million, $10.2 million and $6.3 million for the fiscal years ended September 30, 1999, 1998 and 1997, respectively. Such customer-sponsored expenses attributable to SEI were approximately zero, zero and $0.1 million, respectively, for those years. The decrease in fiscal year 1999 for customer-sponsored research and development expenses was due to decreased activity at Rantec, partially offset by an increase at Filtertek. The increase in fiscal year 1998 for such research and development expenses was due to increased activity at Rantec and Filtertek.


ENVIRONMENTAL MATTERS

       The Company is involved in various stages of investigation and cleanup relating to environmental matters. These matters primarily relate to Company facilities located in Newbury Park, California and Riverhead, New York. Textron, Inc. has indemnified the Company in respect of the cleanup expenses at the Newbury Park facility, which is leased from a third party. In connection with the sale of Hazeltine Corporation ("Hazeltine") in 1996, the Company retained ownership of the Riverhead facility, and agreed to indemnify Hazeltine and GEC-Marconi against certain environmental remediation expenses related to Hazeltine's facility at Quincy, Massachusetts. The Company recently sold the Riverhead facility, but has retained responsibility for any remaining contamination issues. The relevant state agency has recently agreed that remediation at the Riverhead facility may cease. The Company is also indirectly involved in the remediation of off-site waste disposal facilities located in Winter Park, Florida and Jackson County, Arkansas, with regard to both of which the Company is one of a number of potentially responsible parties, and thus bears a proportionate share of the total remediation expenses. It is very difficult to estimate the potential costs of such matters and the possible impact of these costs on the Company at this time due in part to: the uncertainty regarding the extent of pollution; the complexity of Government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of cost recovery; and in the case of off-site waste disposal facilities, the uncertain level of the Company's relative involvement and the possibility of joint and several liability with other contributors under applicable law. Based on information currently available, the Company does not believe that the aggregate costs involved in the resolution of these environmental matters will have a material adverse effect on the Company's financial statements. See Item 3. "Legal Proceedings".


GOVERNMENT CONTRACTS

       A portion of the Company's contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government are firm fixed-price contracts. Under firm fixed-price contracts, work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the Company. All Government prime contracts and virtually all of the Company's subcontracts provide that they may be terminated at the convenience of the Government. Upon such termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs incurred and allocable to the contract (which do not include many ordinary costs of doing business in a commercial context) and an allowance for profit on the allowable costs incurred or adjustment for loss if completion of performance would have resulted in a loss. The Company is also normally entitled to reimbursement of the cost it incurs to prepare and to negotiate a settlement of the termination for convenience.

       The Company's backlog includes firm fixed-price U.S. Government contracts, development programs and production programs in their early phases. These programs have inherently high risks associated with design, first article testing and customer acceptance. The profitability of such programs cannot be assured, and they could represent exposure to the Company.

       The Company periodically reviews U.S. Government contracts in the ordinary course to ascertain if customer actions or inactions have caused or will cause increased costs. In the past, the Company has submitted requests for equitable adjustments ("REAs") and claims seeking additional compensation, which involved substantial amounts of money. Currently, the Company has no such REAs or claims outstanding. However, in the future, to the extent any such REAs and claims are finally resolved for less than the amounts anticipated, the Company's financial position and operating results could be adversely affected.


EMPLOYEES

       As of October 31, 1999, the Company employed approximately 2,000 persons.


FINANCING

       The Company has a credit agreement, which has been amended and restated as of February 7, 1997, and further amended as of May 6, 1997, November 21, 1997, June 29, 1998 and August 30, 1999, for a $40 million revolving credit facility (together the "Credit Facility") with a group of banks agented by Morgan Guaranty Trust Company of New York. The Credit Facility will mature and expire on September 30, 2000, and contains customary events of default, including change in control of the Company. Substantially all of the assets of the Company are pledged under the credit facility. See "Management's Discussion and Analysis - Capital Resources & Liquidity" in the 1999 Annual Report, and
Note 7 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, which Note is herein incorporated by reference.


HISTORY OF THE BUSINESS

       ESCO was incorporated in Missouri in August 1990 as a wholly-owned subsidiary of Emerson Electric Co. ("Emerson") to be the indirect holding company for Electronics & Space Corp. ("E&S"), Hazeltine, Southwest Mobile Systems Corporation ("Southwest"), Rantec, VACCO and DCSI, which were then Emerson subsidiaries. Ownership of ESCO and its subsidiaries was distributed on October 19, 1990 (the "Distribution Date") by Emerson to its shareholders through a special distribution (the "Distribution"). By means of the Distribution, Emerson distributed one share of ESCO's common stock, par value $0.01 per share (the "Common Stock"), for every 20 shares of Emerson common stock owned on October 5, 1990. Pursuant to a Deposit and Trust Agreement (the "Deposit and Trust Agreement") by and among Emerson, ESCO and Boatmen's Trust Company, as voting trustee, in lieu of receiving a share of Common Stock on the Distribution Date, each Emerson shareholder received a Common Stock trust receipt (a "Receipt") representing the Common Stock and its associated preferred stock purchase rights.

       In connection with the Distribution, Emerson, ESCO and ESCO's subsidiaries entered into various agreements which dealt with, among other things, Emerson's guarantee of certain contracts of ESCO's subsidiaries existing at September 30, 1990. The Deposit and Trust Agreement provided that, if ESCO should default in its obligations to indemnify Emerson with respect to the aforesaid contract guarantee obligations of Emerson, Emerson would have the right to direct the voting of the ESCO Common Stock represented by the Receipts with respect to the election of directors. On November 10, 1999, Emerson gave notice that its contract guarantee obligations have been discharged, and the Deposit and Trust Agreement is being terminated. On or about January 17, 2000, ESCO shareholders will receive shares of Common Stock in exchange for their Receipts. See Notes 8 and 12 of the Notes to Consolidated Financial Statements in the 1999 Annual Report.

       Effective September 30, 1993, ESCO's Board of Directors authorized an accounting readjustment of the Company's balance sheet in accordance with the accounting provisions applicable to a "quasi-reorganization," an elective accounting procedure intended to restate assets and liabilities to fair values and to eliminate any accumulated deficit in retained earnings. See Note 1(b) of the Notes to Consolidated Financial Statements in the 1999 Annual Report, which
Note is herein incorporated by reference.

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

       On July 22, 1996, ESCO sold 100% of the capital stock of Hazeltine to GEC-Marconi Electronic Systems Corporation ("GEC-Marconi") . On February 7, 1997, ESCO acquired the filtration products and the thermoform packaging businesses ("Filtertek") of Schawk, Inc. On December 31, 1997, ESCO acquired the stock of Euroshield OY (located in Finland), and on July 1, 1998, ESCO acquired the stock of Advanced Membrane Technology, Inc. and renamed it "PTI Advanced Filtration Inc." See Note 2 of the Notes to Consolidated Financial Statements in the 1999 Annual Report.

       On September 30, 1999, ESCO sold 100% of the capital stock of SEI to Engineered Systems.


FORWARD-LOOKING INFORMATION

       The statements contained in this Item 1. "Business" and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's future revenues, profitability, financial resources, utilization of net deferred tax assets, costs of Year 2000 compliance, product mix, production and deliveries, market demand, product development, competitive position, impact of environmental matters and statements containing phrases such as "believes", "anticipates", "may", "could", "should", and "is expected to" are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: changing economic conditions in served markets; delivery delays or defaults by customers; performance issues with key suppliers and subcontractors; and the Company's successful execution of internal operating plans.


ITEM 2. PROPERTIES

       The Company's principal buildings contain approximately 1,133,900 square feet of floor space. Approximately 778,600 square feet are owned by the Company and approximately 355,300 square feet are leased. Substantially all of the Company's owned properties are encumbered in connection with the Company's Credit Facility. See Item 1. "Business - Financing" and Note 7 of the Notes to Consolidated Financial Statements in the 1999 Annual Report. The principal plants and offices are as follows:

                                        SQ. FT.        LEASE
                    SIZE                OWNED/         EXPIRATION          PRINCIPAL USE
LOCATION            (SQ. FT.)           LEASED         DATE                (INDUSTRY SEGMENT)
--------            ---------           ------         -----------         ------------------

Huntley, IL         127,000             Owned                              Manufacturing (Filtration/Fluid
                                                                           Flow)

Patillas, PR        110,000             Owned                              Manufacturing (Filtration/Fluid
                                                                           Flow)

Durant, OK          100,000             Owned                              Manufacturing (Test)

Hebron, IL           99,800             Owned                              Management, Engineering and
                                                                           Manufacturing (Filtration/Fluid
                                                                           Flow)

South El Monte, CA   80,800             Owned                              Management, Engineering and
                                                                           Manufacturing (Filtration/Fluid
                                                                           Flow)

Newbury Park, CA     79,000             Leased         12-31-00            Management, Engineering and
                                                                           Manufacturing (Filtration/Fluid
                                                                           Flow)

Calabasas, CA        54,700             Owned                              Management, Engineering and
                                                                           Manufacturing (Other Products)

Stockton, CA         55,000             Leased         5-21-03             Manufacturing (Filtration/Fluid
                                                       (w/two 5-year       Flow)
                                                       renewal options)

Austin, TX           50,000             Leased         1-20-02             Management, Engineering and
                                                       (w/one 5-year       Manufacturing (Test)
                                                       renewal option)

Newbury Park, CA     46,100             Leased         10-31-01            Management, Engineering and
                                                       (w/two 5-year       Manufacturing (Filtration/Fluid
                                                       renewal options)    Flow)

Los Osos, CA         40,000             Owned                              Engineering and Manufacturing
                                                                           (Other Products)

San Diego, CA        38,000             Leased         2-29-00             Management, Engineering and
                                                                           Manufacturing (Filtration/Fluid
                                                                           Flow)

Newcastle West,      37,000             Owned                              Manufacturing (Filtration/Fluid
Ireland                                                                    Flow)

St. Louis, MO        35,000             Owned                              Management, Engineering and
                                                                           Manufacturing (Communications)



Juarez, Mexico        34,400            Leased            12-31-01              Engineering and Manufacturing
                                                                                (Filtration/Fluid Flow)

Sheffield, England    33,500            Owned                                   Management, Manufacturing
                                                                                and Distributor (Filtration/Fluid
                                                                                Flow)

Plailly, France       33,000            Owned                                   Manufacturing (Filtration/Fluid
                                                                                Flow)

Sao Paulo, Brazil     31,000            Leased            12-14-02              Manufacturing (Filtration/Fluid
                                                                                Flow)

Eura, Finland         27,800            Owned                                   Management, Engineering and
                                                                                Manufacturing (Test)

St. Louis, MO         21,800            Leased            8-31-05               ESCO Headquarters
                                                          (w/two 5-year
                                                          renewal options)

     In fiscal year 1999, the Company entered into a financing lease arrangement covering (i) a property in Oxnard, California consisting of a 126,000 square feet building, and (ii) a second property in Oxnard, California upon which a 127,000 square feet building will be constructed. All of the Company's current Newbury Park and San Diego facilities will be transferred in fiscal year 2000 to these new Oxnard properties, which will then comprise the management, engineering and manufacturing operations for PTI Technologies Inc. and PTI Advanced Filtration Inc. (Filtration/Fluid Flow segment).

     The Company believes its buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for the Company's current production requirements.


ITEM 3. LEGAL PROCEEDINGS

     In August 1994, a class action lawsuit was filed by Ronald and Angela Aprea and other persons against Hazeltine in the Supreme Court of the State of New York, Suffolk County, alleging personal injury and property damage caused by Hazeltine's purported releases of hazardous materials at Hazeltine's facility at Greenlawn, New York. In connection with the sale of Hazeltine, the Company indemnified Hazeltine and GEC-Marconi against expenses and potential liability related to this suit. The suit seeks compensatory and punitive damages, and an order enjoining Hazeltine from discharging further hazardous materials and for Hazeltine to remediate all damage to the property of the plaintiffs. The Company believes that no one and no property has been injured by any release of hazardous materials from Hazeltine's facility. In fiscal year 1995, the Court dismissed two counts of the complaint as a result of Hazeltine's motion to dismiss, and the plaintiffs filed an amended complaint. The plaintiffs filed a motion to be certified as a class, and, early in fiscal year 1997, the Court denied this motion. The plaintiffs appealed, and the state appellate court affirmed the denial in fiscal year 1998. Management believes the Company will be successful in defending this action and that the outcome will not have a material adverse effect on the Company's financial statements. Currently, settlement negotiations are underway. See Note 13 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, which Note is herein incorporated by reference. See also Item 1. "Business - Environmental Matters" in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following sets forth certain information as of December 13 , 1999 with respect to ESCO's executive officers. These officers have been elected to terms which expire at the first meeting of the Board of Directors after the next annual meeting of stockholders.

Name                       Age      Position(s)
----                       ---      -----------
Dennis J. Moore*           61       Chairman, President and Chief Executive Officer

Charles J. Kretschmer      43       Vice President and Chief Financial Officer

Alyson S. Barclay          40       Vice President, Secretary and General Counsel

Victor L. Richey, Jr.      42       Vice President, Administration

------------

* Also a director and Chairman of the Executive Committee of the Board of Directors.

     There are no family relationships among any of the executive officers and directors.

     Since October 1992, Mr. Moore has been Chairman, President and Chief Executive Officer of ESCO.

     Mr. Kretschmer has been Vice President of ESCO since February 9, 1999 and Vice President and Chief Financial Officer since October 11, 1999.

     Ms. Barclay has been Vice President, Secretary and General Counsel of ESCO since October 11, 1999.

     Mr. Richey has been Vice President, Administration of ESCO since May 7,
1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is incorporated herein by reference to Notes 7 and 8 of the Notes to Consolidated Financial Statements, "Common Stock Market Prices" and "Shareholders' Summary - Capital Stock Information" appearing in the 1999 Annual Report. A special cash distribution of $3.00 per share was paid to Stockholders in September 1996. No other cash dividends have been declared on the Common Stock, and ESCO does not anticipate, currently or in the foreseeable future, paying cash dividends on the Common Stock, although it reserves the right to do so to the extent permitted by applicable law and agreements. ESCO's dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at that time, based on ESCO's earnings and financial position and such other business considerations as the Board deems relevant at that time.


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item, with respect to selected financial data, is incorporated herein by reference to "Five-Year Financial Summary" and Note 2 of the Notes to Consolidated Financial Statements appearing in the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis" appearing in the 1999 Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis - Market Risk Analysis" appearing in the 1999 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company on pages 19 through 37 and the report thereon of KPMG LLP, independent certified public accountants, appearing on page 39 of the 1999 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in ESCO's Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 9, 1999 (the "2000 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this Form 10-K.

     Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement is hereby incorporated by reference.

ITEM  11.  EXECUTIVE COMPENSATION

     Information appearing under "Board of Directors and Committees" and "Executive Compensation" (except for the "Report of the Human Resources And Ethics Committee On Executive Compensation" and the "Performance Graph") in the 2000 Proxy Statement is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding beneficial ownership of Receipts representing shares of common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any five percent stockholders appearing under "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 2000 Proxy Statement is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   Documents filed as a part of this report:

                1. The Consolidated Financial Statements of the Company on pages 19 through 37 and the Independent Auditors' Report thereon of KPMG LLP appearing on page 39 of the 1999 Annual Report.

                2. Financial statement schedules have been omitted because the subject matter is disclosed elsewhere in the financial statements and notes thereto, is not required or not applicable, or the amounts are not sufficient to require submission.

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

2(b)(i)        Acquisition Agreement dated December 18,              Incorporated by Reference, Exhibit
               1996 between the Company and Schawk, Inc.             2(a)[2]

2(b)(ii)       First Amendment dated as of February 6,               Incorporated by Reference, Exhibit
               1998 to Acquisition Agreement listed as               2(b) [2]
               Exhibit 2(b)(i) above

2(c)           Stock Purchase Agreement dated as of                  Incorporated by Reference, Exhibit
               August 23, 1999, as amended September 23,             2[3]
               1999 and September 30, 1999, among
               Engineered Systems and Electronics, Inc.,
               ESCO and Defense Holding Corp.

3(a)           Restated Articles of Incorporation of ESCO

3(b)           Bylaws of ESCO, as amended                            Incorporated by Reference, Exhibit
                                                                     3(b)[4]

4(a)           Specimen certificate for ESCO's Common                Incorporated by Reference, Exhibit
               Stock Trust Receipts                                  4(a) [5]

4(b)           Rights Agreement dated as of September 24,            Incorporated by Reference, Exhibit
               1990 between ESCO and Boatmen's Trust                 4.2 [6]
               Company, as Rights Agent




4(c)(i)           Credit Agreement dated as of September 23,            Incorporated by Reference, Exhibit 4
                  1990 (as amended and restated as of December          [2]
                  30, 1992, amended as of January 15, 1993,
                  October 15, 1993 and November 29, 1993,
                  amended and restated as of May 27, 1994,
                  amended as of August 5, 1994, amended and
                  restated as of September 29, 1995, amended as
                  of June 6, 1996 and August 2, 1996, and
                  amended and restated as of February 7, 1997)
                  among ESCO, Defense Holding Corp., the Banks
                  listed therein and Morgan Guaranty Trust
                  Company of New York, as Agent

4(c)(ii)          Amendment dated as of May 6, 1997 to Credit           Incorporated by Reference, Exhibit
                  Agreement listed as Exhibit 4(c)(i) above             4(c)(ii)[7]

4(c)(iii)         Amendment dated as of November 21, 1997               Incorporated by Reference, Exhibit
                  to Credit Agreement listed as Exhibit 4(c)(i)         4(c)(iii)[7]
                  above

4(c)(iv)          Amendment dated as of June 29, 1998 to                Incorporated by Reference, Exhibit
                  Credit Agreement listed as Exhibit 4(c)(i)            4[8]
                  above

4(c)(v)           Amendment dated as of August 30, 1999 to
                  Credit Agreement listed as Exhibit 4(c)(i) above

                  No other long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed ten percent of the total assets of ESCO and its subsidiaries on a consolidated basis. ESCO agrees to furnish a copy of such instruments to the Securities and Exchange
                  Commission upon request.

4(d)              Deposit and Trust Agreement dated as of               Incorporated by Reference, Exhibit
                  September 24, 1990 among ESCO, Emerson                4.3 [6]
                  Electric Co., Boatmen's Trust Company, as
                  Trustee, and the holders of Receipts from
                  time to time

10(a)             Distribution Agreement dated as of                    Incorporated by Reference, Exhibit
                  September 24, 1990 by and among ESCO,                 2.1 [6]
                  Emerson Electric Co., and ESCO's direct and
                  indirect subsidiaries

10(b)             Tax Agreement dated as of September 24,               Incorporated by Reference, Exhibit
                  1990 by and among ESCO, Emerson Electric              2.2 [6]
                  Co., and ESCO's direct and indirect
                  subsidiaries

10(c)(i)          1990 Stock Option Plan*                               Incorporated by Reference, Exhibit
                                                                        10.3[6]


10(c)(ii)         Amendment to 1990 Stock Option Plan dated             Incorporated by Reference, Exhibit
                  as of September 4, 1996*                              10(c)(ii) [9]

10(d)             Form of Incentive Stock Option Agreement*             Incorporated by Reference, Exhibit
                                                                        10(g) [5]

10(e)             Form of Incentive Stock Option Agreement -            Incorporated by Reference, Exhibit
                  Alternative*                                          10(h) [5]

10(f)             Form of Non-Qualified Stock Option                    Incorporated by Reference, Exhibit
                  Agreement*                                            10(i) [5]

10(g)             Form of Split Dollar Agreement*                       Incorporated by Reference, Exhibit
                                                                        10(j) [4]

10(h)             Form of Indemnification Agreement with each           Incorporated by Reference, Exhibit
                  of ESCO's directors.                                  10(k) [4]

10(i)             Stock Purchase Agreement dated as of                  Incorporated by Reference, Exhibit
                  August 20, 1992 by and between Textron,               10(l) [10]
                  Inc. and ESCO

10(j)(i)          1993 Performance Share Plan*                          Incorporated by Reference [11]

10(j)(ii)         Amendment to 1993 Performance Share                   Incorporated by Reference, Exhibit
                  Plan dated as of September 4, 1996*                   10(j)(ii) [9]

10(k)             Supplemental Executive Retirement Plan as             Incorporated by Reference, Exhibit
                  amended and restated as of August 2, 1993*            10(n) [12]

10(l)(i)          Directors' Extended Compensation Plan*                Incorporated by Reference, Exhibit
                                                                        10(o) [12]

10(l)(ii)         Compensatory Arrangement with former                  Incorporated by Reference, Exhibit
                  ESCO director*                                        10(l)(ii) [9]

10(m)(i)          1994 Stock Option Plan*                               Incorporated by Reference [13]

10(m)(ii)         Amendment to 1994 Stock Option Plan dated             Incorporated by Reference, Exhibit
                  as of September 4, 1996*                              10(m)(ii) [9]

10(n)             Form of Incentive Stock Option Agreement*             Incorporated by Reference, Exhibit
                                                                        10(n)[14]

10(o)             Form of Non-Qualified Stock Option                    Incorporated by Reference, Exhibit
                  Agreement*                                            10(o) [14]

10(p)             Severance Plan*                                       Incorporated by Reference, Exhibit
                                                                        10(p)[14]

10(q)             Performance Compensation Plan dated as of             Incorporated by Reference, Exhibit
                  August 2, 1993 (as amended and restated as            10(q) [9]
                  of October 1, 1995)*

10(r)             1997 Performance Share Plan*                          Incorporated by Reference [15]

10(s)             Notice Of Award--stock award to executive             Incorporated by Reference, Exhibit
                  officer*                                              10(s)[7]


10(t)             Notice of Award--stock award to executive             Incorporated by Reference, Exhibit
                  officer*                                              10(a)[8]

10(u)             Notice of Award--stock award to executive             Incorporated by Reference, Exhibit
                  officer*                                              10(b)[8]

10(v)             1999 Stock Option Plan*                               Incorporated by Reference, Exhibit
                                                                        4d[16]

10(w)             Form of Non-Qualified Stock Option                    Incorporated by Reference, Exhibit
                  Agreement*                                            4e[16]

10(x)             Form of Non-Qualified Stock Option                    Incorporated by Reference, Exhibit
                  Agreement-Alternative*                                4f[16]

10(y)             Form of Incentive Stock Option Agreement*             Incorporated by Reference, Exhibit
                                                                        4g[16]

10(z)             Form of Incentive Stock Option Agreement-             Incorporated by Reference, Exhibit
                  Alternative*                                          4h[16]

10(aa)            Employment Agreement with Executive
                  Officer*

10(bb)            Employment Agreement with Executive
                  Officer*[17]

10(cc)            Special Separation Agreement with Former
                  Executive Officer*

10(dd)            Severance Agreement with Former Executive
                  Officer*

13                The following-listed sections of the Annual
                  Report to Stockholders for the year ended
                  September 30, 1999:

                       Five-Year Financial Summary (p. 40)
                       Management's Discussion and Analysis
                         (pgs. 10-18)
                       Consolidated Financial Statements (pgs.
                         19-37) and Independent Auditors' Report
                         (p. 39)
                       Shareholders' Summary--Capital Stock
                         Information (p. 41)
                       Common Stock Market Prices (p. 40)

21                Subsidiaries of ESCO

23                Independent Auditors' Consent

27                Financial Data Schedule





---------------

     [1] Incorporated by reference to Current Report on Form 8-K--date of earliest event reported: July

     22, 1996, at the Exhibit indicated.

     [2] Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 1996, at the Exhibit indicated.

     [3] Incorporated by reference to Current Report on Form 8-K--date of earliest event reported: September 30, 1999, at the Exhibit indicated.

     [4] Incorporated by reference to Form l0-K for the fiscal year ended September 30, l991, at the Exhibit indicated.

     [5] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1990, at the Exhibit indicated.

     [6] Incorporated by reference to Registration Statement on Form 10, as amended on Form 8 filed September 27, 1990, at the Exhibit indicated.

     [7] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1997, at the Exhibit indicated.

     [8] Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 1998, at the Exhibit indicated.

     [9] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996, at the Exhibit indicated.

     [10] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1992, at the Exhibit indicated.

     [11] Incorporated by reference to Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 9, 1992.

     [12] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993, at the Exhibit indicated.

     [13] Incorporated by reference to Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 8, 1994.

     [14] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1995, at the Exhibit indicated.

     [15] Incorporated by reference to Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 6, 1996.

     [16] Incorporated by reference to Form S-8 Registration Statement filed December 17, 1999, at the Exhibit indicated.

     [17] Identical Employment Agreements between ESCO and executive officers Alyson S. Barclay and Victor L. Richey, except that in the case of Ms. Barclay the minimum annual salay is $94,000.

     * Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this Part IV.

     (b) No report on Form 8-K was filed during the quarter ended September 30, 1999.

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

                                       ESCO ELECTRONICS CORPORATION

                                       By (s) D. J. Moore
                                          _____________________________________
                                              D.J. Moore
                                              Chairman, President and
                                              Chief Executive Officer

Dated: December 17, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below effective December 17, 1999, by the following persons on behalf of the registrant and in the capacities indicated.

           SIGNATURE                                TITLE


 (s) D. J. Moore                         Chairman, President, Chief
_______________________________          Executive Officer and Director
 D.J. Moore


 (s) C.J. Kretschmer                     Vice President and Chief Financial
_______________________________          Officer (Principal Accounting Officer)
 C.J. Kretschmer

 (s) W.S. Antle III                      Director
_______________________________
 W.S. Antle


 (s) J.J. Carey                          Director
_______________________________
 J.J. Carey


 (s) J.M. McConnell                      Director
_______________________________
 J.M. McConnell


 (s) L.W. Solley                         Director
_______________________________
 L.W. Solley


 (s)J.M. Stolze                          Director
_______________________________
 J.M. Stolze


 (s) D.C. Trauscht                       Director
_______________________________
 D.C. Trauscht

                       INDEX TO EXHIBITS


Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.       Exhibit

3(a)              Restated Articles of Incorporation of ESCO

4(c)(v) Amendment Dated as of August 30, 1999 to Credit Agreement Listed as Exhibit 4(c)(i) herein

10(aa)            Employment Agreement with Executive Officer

10(bb)            Employment Agreement with Executive Officer

10(cc)            Special Separation Agreement with Former Executive Officer

10(dd)            Severance Agreement with Former Executive Officer

13 The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 1999:

                               Five-year Financial Summary (p. 40)
                               Management's Discussion and Analysis (pgs. 10-18)
                               Consolidated Financial Statements (pgs. 19-37)
                                  and Independent Auditors' Report (p. 39)
                               Shareholders' Summary--Capital Stock Information
                                  (p. 41)
                               Common Stock Market Prices (p. 40)

21                Subsidiaries of ESCO

23                Independent Auditors' Consent

27                Financial Data Schedule

See Item 14(a)3 for a list of exhibits incorporated by reference