Form 10-Q
period 1999-12-31
ESCO ELECTRONICS CORP
filed 2000-02-14
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              Form 10-Q


(Mark One)

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the quarterly period ended December 31, 1999

                              or

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



Registrant's telephone number, including area code:(314) 213-7200


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.
Yes X      No

Number of common stock trust receipts outstanding at January 31, 2000: 12,267,062 receipts.




PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


           ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations
                           (Unaudited)
         (Dollars in thousands, except per share amounts)


                                            Three Months Ended
                                                December 31,
                                            ------------------

                                             1999        1998
                                             ----        ----

Net sales                                  $ 65,865     88,193
                                           --------     ------
Costs and expenses:
 Cost of sales                               46,237     65,299
 Selling, general and administrative expenses13,752     17,221
 Interest (income) expense                    (151)      1,732
 Other, net                                   1,591      1,610
 Gain on sale of property                    (2,239)         -
                                             -------    ------

    Total costs and expenses                 59,190     85,862
                                             ------     ------
Earnings before income taxes                  6,675      2,331
Income tax expense                            1,619        816
                                             ------     ------
Net earnings before accounting change         5,056      1,515
                                             ------     ------

Cumulative effect of accounting change,
 net of tax                                       -    (25,009)
                                             ------    --------

Net earnings (loss)                         $ 5,056    (23,494)
                                             ======    ========

Earnings (loss) per share:

  Earnings before accounting change
                              - Basic       $   .41        .12
                              - Diluted         .40        .12
                                             ======     ======

  Net earnings (loss)         - Basic       $   .41      (1.91)
                              - Diluted         .40      (1.91)
                                             ======      ======


See accompanying notes to consolidated financial statements.




          ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                     (Dollars in thousands)

                                            December 31,September 30,
                                               1999        1999
                                               ----        ----
Assets                                      (Unaudited)

Current assets:
 Cash and cash equivalents                  $ 11,732     87,709
 Accounts receivable, less allowance for
   doubtful accounts of $629 and $574,
   respectively                               42,025     38,669
 Costs and estimated earnings on long-term
   contracts, less progress billings of
   $10,614 and $11,778, respectively           5,712      4,019
 Inventories                                  42,748     39,590
 Other current assets                          3,874      3,559
                                             -------    -------
      Total current assets                   106,091    173,546
                                             -------    -------
Property, plant and equipment, at cost       111,084    109,763
Less accumulated depreciation and
  amortization                                40,776     38,445
                                             -------    -------
      Net property, plant and equipment       70,308     71,318
Excess of cost over net assets of purchased
   businesses, less accumulated amortization
   of $7,162 and $6,631, respectively         67,912     68,950
Deferred tax assets                           43,161     44,783
Other assets                                  21,501     19,788
                                             -------    -------
                                            $308,973    378,385
                                             =======    =======

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings and current
   maturities of long-term debt             $     -      20,598
 Accounts payable                             23,709     26,339
 Advance payments on long-term contracts,
   less costs incurred of $616 and $479,
   respectively                                1,405        682
 Accrued expenses and other current
   liabilities                                22,306     30,598
                                             -------    -------
      Total current liabilities               47,420     78,217
                                             -------    -------
Other liabilities                              9,984      9,583
Long-term debt                                   920     41,896
                                             -------    -------
      Total liabilities                       58,324    129,696
                                             -------    -------
Commitments and contingencies                     -          -
Shareholders' equity:
 Preferred stock, par value $.01 per share,
   authorized 10,000,000 shares                   -          -
 Common stock, par value $.01 per share,
   authorized 50,000,000 shares; issued
   13,076,139 and 12,782,663 shares,
   respectively                                  131        128
 Additional paid-in capital                  203,831    201,719
 Retained earnings since elimination of
   deficit at September 30, 1993              57,779     52,723
 Accumulated other comprehensive loss         (2,482)    (1,870)
                                             -------    -------
                                             259,259    252,700
 Less treasury stock, at cost; 807,125
   and 404,625 common shares, respectively    (8,610)    (4,011)
                                             -------    -------
      Total shareholders' equity             250,649    248,689
                                             -------    -------
                                            $308,973    378,385
                                             =======    =======



See accompanying notes to consolidated financial statements.




          ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                           (Unaudited)
                     (Dollars in thousands)


                                             Three Months Ended
                                                  December 31,
                                             ------------------
                                                 1999      1998
                                                 ----      ----
Cash flows from operating activities:
 Net earnings (loss)                          $ 5,056   (23,494)
 Adjustments to reconcile net earnings (loss)
   to net cash used by operating activities:
     Depreciation and amortization              3,626     4,501
     Changes in operating working capital,
       net of accounting change               (18,721)  (19,019)
     Effect of accounting change, net of tax       -      25,009
Other                                             (81)     2,751
                                               -------    ------
      Net cash used by operating activities   (10,120)   (10,252)
                                              --------   --------
Cash flows from investing activities:
 Capital expenditures                         (1,852)   (1,681)
 Acquisition of businesses, less cash acquired    -         -
                                              ------    ------
  Net cash used by investing activities       (1,852)   (1,681)
                                              ------    ------
 Cash flows from financing activities:
 Net increase (decrease) in short-term
   borrowings                                (12,506)   16,500
 Proceeds from long-term debt                     80        96
Principal payments on long-term debt         (49,148)   (2,108)
 Purchases of common stock into treasury      (4,613)   (1,562)
 Other                                          2,182      (52)
                                               ------   ------
  Net cash provided (used) by financing
    activities                                (64,005)  12,978
                                               ------   ------
Net increase (decrease) in cash and cash
  equivalents                                 (75,977)   1,045
Cash and cash equivalents, beginning of period 87,709    4,241
                                               ------   ------
Cash and cash equivalents, end of period     $ 11,732    5,286
                                               ======   ======



See accompanying notes to consolidated financial statements.




          ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                           (Unaudited)

1. Basis of Presentation

   The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation.

   The results for the three month period ended December 31,1999 are not necessarily indicative of the results for the entire
   2000 fiscal year.

   On September 30, 1999, the Company sold its last major defense business, Systems & Electronics Inc. (SEI) for $85 million in cash, less working capital adjustments. The prior year amounts include the operating results of SEI for the entire year. The Company has provided a reconciliation of reported earnings to "adjusted" earnings within "Item 2. Management's Discussion and Analysis (MD&A)" noted below.

2. Earnings (Loss) Per Share

   Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and performance shares by using the treasury stock method. The net loss per share for the first three months of fiscal 1999, for both basic and diluted loss per share, is calculated using the weighted average number of common shares outstanding during the period. The number of shares used in the calculation of earnings (loss) per share for each period presented is as follows (in thousands):

                           Three Months Ended
                              December 31,
                              ------------

                              1999     1998
                              ----     ----
   Weighted Average Shares
   Outstanding - Basic       12,343   12,310
   Dilutive Options and
     Performance Shares         246      312
                             ------   ------
   Adjusted Shares- Diluted  12,589   12,622
                             ======   ======

   Options to purchase approximately 395,000 shares of common stock at prices ranging from $11.44-$19.22 per share and options to purchase 298,000 shares of common stock at approximately $10.00 - $19.22 were outstanding during the three month periods ended December 31, 1999 and 1998,respectively, but were not included in the respective computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire in various periods through 2009. Approximately 136,000 and 166,000 performance shares were outstanding but unearned at December 31, 1999, and 1998, respectively, and therefore, were not included in the respective computations of diluted EPS. The unearned performance shares expire in 2001.

3. Inventories

   Inventories consist of the following (dollars in thousands):

                                    December 31,  September 30,
                                        1999          1999
                                        ----          ----

   Finished goods                    $ 11,109        11,387
   Work in process, including
     long-term contracts               16,934        14,517
   Raw materials                       14,705        13,686
                                       ------        ------
        Total inventories            $ 42,748        39,590
                                       ======        ======

4. Change in Accounting Principle

   During the first quarter of fiscal 1999, the Company adopted the provisions of Statement of Position (SOP) 98-5,"Reporting on the Costs of Start-up Activities". This SOP provides guidance on accounting for start-up activities, including precontract costs and organization costs. The adoption of SOP 98-5 resulted in a non-cash, after-tax charge of approximately $25 million, which was recognized as a cumulative effect of an accounting change in the prior year first quarter ended December 31, 1998.

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

   Comprehensive income (loss) for the three-month periods ended December 31, 1999 and 1998 was $4.4 million and ($23.5) million, respectively. The Company's comprehensive income and loss is impacted only by foreign currency translation adjustments.

6. Business Segment information

  The Company is organized based on the products and services that it offers. Beginning with the first quarter of fiscal 2000, the operating results of Comtrak Technologies, L.L.C (Comtrak) are included within the Company's Communications segment. This change from September 30, 1999 is the result of the consolidation of Distribution Control Systems, Inc. (DCSI) and Comtrak under common management, and the move of Comtrak operations into the DCSI operating facility. This consolidation occurred in the quarter ended December 31, 1999.


  ($ in millions)                         Three Months ended
                                              December 31,
                                              ------------

  Net Sales                              1999          1998
  ---------                              ----          ----

  Filtration/Fluid Flow                  $43.2         40.0
  Test                                     8.7          7.1
  Communications                          10.5          4.8
  Other                                    3.5          3.8
  Divested Business                         -          32.5
                                          ----         ----

  Consolidated totals                    $65.9         88.2
                                          ====         ====

  Operating Profit (Loss)
  ----------------------

  Filtration/Fluid Flow                 $ 3.4           3.4
  Test                                     .7            .5
  Communications                          2.3            .3
  Other                                   (.5)          (.2)
  Divested Business                         -           1.7
                                        -----          ----

  Consolidated totals                   $ 5.9           5.7
                                        =====          ====


Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition



Reconciliation of Adjusted Net Earnings - 1999

The following table is not intended to present prior year net earnings as defined within generally accepted accounting principles (GAAP), and is presented for informational purposes only. The table is comparable to the full year table presented in the 1999 Annual Report to Shareholders (page 11).

The table provides a reconciliation between the 1999 reported financials and what Management believes the 1999 operating results may have been after removing certain nonrecurring items and assuming that all of the actions taken during 1999 to reorient the business were complete at the beginning of the period. Management believes the estimated 1999 adjusted operating results provide a meaningful presentation for purposes of analyzing ESCO's ongoing financial performance.



                           Three Months Ended December 31, 1998
                           ------------------------------------
                                      (a)        (b)
                                  Elimination Adjusting
($ in millions, rounded)   Reported  of SEI    Items   Adjusted
------------------------   --------  ------    -----   --------

Net sales                   $88.2      32.5       -      $55.7
                             ----      ----    -----      ----
 Cost of sales               65.3      25.7      (.2)     39.4
 SG&A expenses               17.2       5.2       .2      12.2
 Interest expense (income)    1.8        .2     (1.8)      (.2)
 Other, net                   1.6        .1       -        1.5
                             ----      ----     ----      ----
   Total costs and expenses  85.9      31.2     (1.8)     52.9
                             ----      ----     ----      ----
Earnings before tax           2.3       1.3      1.8       2.8
Income tax expense             .8        -        .2       1.0
                             ----      ----     ----      ----
Net earnings before
  accounting change           1.5       1.3      1.6       1.8
Cumulative effect of
  accounting change,
  net of tax                (25.0)       -      25.0        -
                             ----      ----     ----      ----
Net earnings (loss)        $(23.5)      1.3     26.6      $1.8
                             ====      ====     ====      ====


  (a) Represents the operations of SEI, which were included in the ESCO consolidated first quarter 1999 GAAP reported results of operations.

  (b) Represents the adjusting items as explained in detail in the 1999 Annual Report to Shareholders (page 11), including: the operating results of Rantec's microwave business which is being offered for sale; the adjustment to the corporate office operating expenses resulting from the 1999 actions; the estimated net interest impact of the SEI transaction proceeds; and any related tax adjustment.

Results of Operations-    Three months ended December 31, 1999
---------------------     compared with three months ended
                          December 31, 1998.

NET SALES
Net sales of $65.9 million for the first quarter of fiscal 2000 decreased $22.3 million from reported net sales of $88.2 million for the first quarter of fiscal 1999 due to the divestiture of SEI. The prior year amount included SEI sales of $32.5 million. Excluding SEI from the prior year amounts, first quarter sales increased $10.2 million (18.3%) over 1999 "adjusted" sales of $55.7 million.

Filtration/Fluid Flow
---------------------
Net sales of $43.2 million in the first quarter of fiscal 2000 were 8.0% higher than prior year sales of $40.0 million. The increase was primarily the result of new product introductions and increases in microfiltration sales. Increased shipments of disposable water filter cartridges and automotive transmission sump filters and fuel filters also contributed to the sales growth.

Test
----
Net sales of $8.7 million increased 22.5% in fiscal 2000 over the $7.1 million of net sales in fiscal 1999. The increase is primarily due to additional revenue related to the General Motors contract to design and build an electromagnetic compatibility (EMC) test complex.

Communications
--------------
Net sales of $10.5 million in fiscal 2000 were 118.8% higher than the $4.8 million of sales recorded in fiscal 1999. The large increase is the result of significantly higher shipments to Wisconsin Public Service Corporation (WPS) and the Puerto Rico Electric Power Authority (PREPA) to provide Automatic Meter Reading
(AMR) systems.

Other
-----
Sales were $3.5 million in fiscal 2000 and $3.8 million in fiscal 1999. The sale of the Rantec microwave antenna business is still being actively pursued.

ORDERS AND BACKLOG
Firm order backlog was $147.9 million at December 31, 1999, compared with $142.9 million at September 30, 1999. Orders totaling $70.9 million were received in the first quarter of fiscal 2000, with the majority of the orders relating to Filtration / Fluid Flow products.

GROSS PROFIT
The gross profit margin was 29.8% in the first quarter of fiscal 2000 and 26.0% in the first quarter of fiscal 1999 as reported. The fiscal 1999 "adjusted" gross margin was 29.2%. The gross margin increased compared to the reported 1999 results primarily due to the lower margins related to the former defense subsidiary, SEI. Gross profit margin increased compared to "adjusted" 1999 due to changes in sales mix.

SELLING, GENERAL AND ADMINISTRTIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 2000 were $13.7 million, or 20.9% of net sales, compared with $17.2 million, or 19.5% of net sales. "Adjusted" SG&A expense was $12.2 million, or 21.9% of net sales for the same period a year ago. The percentage decrease from "adjusted" 1999 is the result of favorable sales leverage achieved on the higher sales volume.

OPERATING PROFIT
Operating profit of $5.9 million for the first quarter of fiscal 2000 increased 3.5% from reported operating profit of $5.7 million for the first quarter of fiscal 1999. The prior year operating profit amount included $1.7 million related to SEI. Current year operating profit increased $1.9 million (47.5%) over prior year "adjusted" operating profit of $4.1 million.

Filtration/Fluid Flow
---------------------
Operating profit was $3.4 million in both periods presented. The current year was impacted by costs related to the consolidation of the microfiltration business. In addition, the prior year period was favorably impacted by the close out of several high profit margin programs.

Test
----
Operating profit of $.7 million increased 40.0% in fiscal 2000 over the $.5 million of operating profit in fiscal 1999. The increase is primarily due to additional revenue related to the General Motors contract.

Communications
--------------
Operating profit of $2.3 million in fiscal 2000 was $2.0 million (666%) higher than the $.3 million of operating profit in fiscal 1999. The large increase is the result of significantly higher shipments to WPS and PREPA as described above.

Other
-----
Operating loss was ($.5) million in fiscal 2000 and ($.2) million in fiscal 1999, and primarily relates to the operations of the Rantec microwave antenna business, which is being offered for sale.

INTEREST (INCOME) EXPENSE
Interest income was $.2 million versus interest expense of $1.7 million in the first quarter of fiscal 1999. The positive change is due to the absence of debt in the current period. All outstanding debt, excluding approximately $1 million of foreign debt, was repaid in October 1999 with the proceeds from the sale of SEI.

OTHER COSTS AND EXPENSES, NET
Other costs and expenses, net, were $1.6 million in both periods presented. The current year amounts are comprised of amortization expense of $.5 million and $.3 million related to goodwill and patents, respectively. The balance relates to miscellaneous costs.

GAIN ON THE SALE OF PROPERTY
The gain relates to the sale of the Riverhead, New York property, used by the Company's former Hazeltine subsidiary. The property was sold for $2.6 million, consisting of $.5 million in cash and a $2.1 million interest-bearing, 18-month note receivable.

INCOME TAX EXPENSE
The effective income tax rate in the first quarter of fiscal 2000 was 24.3% compared to 35.0% in the first quarter of fiscal 1999. The current period effective tax rate was favorably impacted by the $2.2 million gain on the sale of property, in which the Company recognized zero tax expense. The deferred tax asset related to the book versus tax basis in the property was fully reserved in the deferred tax asset valuation allowance existing at September 30, 1999.

Excluding the gain on the sale of property, the effective income tax rate was 36.5%, and included a settlement related to certain state tax liabilities. Management estimates the annual effective tax rate, excluding the gain on the sale of property, for fiscal 2000 to be approximately 35%.

Financial Condition
-------------------
Working capital decreased to $58.7 million at December 31, 1999 from $95.3 million at September 30, 1999. The decrease is
primarily  due  to  the  use  of  cash  to  repay   all  debt
outstanding at September 30, 1999, except for the $0.9 million of foreign debt outstanding at December 31, 1999. During the first three months of fiscal 2000, accounts receivable increased by $3.4 million as a result of the timing of sales and collections throughout the period. Costs and estimated earnings on long-term contracts and inventories increased in the aggregate by $4.9 million primarily due to increased production requirements to satisfy additional sales expectations. Accounts payable and accrued expenses decreased by $10.9 million due to the timing of payments related to the September 30, 1999 divestiture of SEI.

Net cash used by operating activities was $10.1 million in the first three months of fiscal 2000 compared to net cash used by operating activities of $10.3 million in the same period of fiscal 1999. The cash used by operating activities in fiscal 2000 was primarily impacted by divestiture related (SEI) payments and the above mentioned inventory requirements.

Cash flow from operations and borrowings under the bank credit facility are expected to provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

During the quarter ended December 31, 1999, the Company repurchased approximately 400,000 shares of ESCO common stock as part of its ongoing open market repurchase program. Since announcing the program in fiscal 1999, the Company has repurchased approximately 600,000 shares of the 1.3 million shares authorized under the current program.

Capital expenditures were $1.9 million in the first three months of fiscal 2000 compared with $1.7 million in the comparable period of fiscal 1999. Major expenditures in the current period included manufacturing equipment used in the filtration / fluid flow business.

The Year 2000 Issue
-------------------
The Company did not experience any significant problems, nor any operating inefficiencies, related to the Year 2000 issue.

Forward Looking Statements
--------------------------
Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. Actual results may differ materially due to risks and uncertainties which are described in the Company's Form 10-K for fiscal year 1999 and on page 41 of the 1999 Annual Report to Shareholders.



Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk.

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Based on the current debt structure, the exposure to interest rate risk is not material. The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. The Company hedges foreign currency commitments by purchasing foreign currency forward contracts. The company does not consider the market risk exposure relating to currency exchange to be material.



                    PART II OTHER INFORMATION



Item 1.   Legal Proceedings

In August 1994, a class action lawsuit was filed by Ronald and Angela Aprea and other persons against Hazeltine Corporation ("Hazeltine") in the Supreme Court of the State of New York, Suffolk County, alleging personal injury and property damage caused by Hazeltine's purported releases of hazardous materials at Hazeltine's facility at Greenlawn, New York. In connection with the Company's sale of Hazeltine in 1996, the Company indemnified Hazeltine against expenses and potential liability related to this suit. The suit sought compensatory and punitive damages, and an order enjoining Hazeltine from discharging further hazardous materials and for Hazeltine to remediate all damage to the property of the plaintiffs. It was the Company's position that no one and no property was injured by any release of hazardous materials from Hazeltine's facility. As of December 20, 1999, this suit was settled and discontinued with prejudice. The settlement cost to the Company was $45,000.



Item 4.   Submission of Matters to a vote of Security Holders.

The Annual Meeting of the Company's shareholders was held on Thursday, February 3, 2000. Voted on at the meeting was the election of two directors. The voting for directors was as follows:

                        For            Withheld
    J. M. McConnell  11,057,229        136,120
    D. C. Trauscht   11,057,825        135,524



Item 6.   Exhibits and Reports on Form 8-K.

a)   Exhibits.                          NONE


b)   Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K, dated October 13, 1999, during the quarter ended December 31, 1999 which reported "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits". Financial statements filed with the report were:

     (1) Unaudited Pro Forma Consolidated Statements of Operations for the fiscal year ended September 30, 1998.

     (2) Unaudited Pro Forma Consolidated Statement of Operations for the nine months ended June 30, 1999.

     (3)  Unaudited Pro Forma Consolidated Balance Sheet at June 30, 1999.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ESCO ELECTRONICS CORPORATION

                                    /s/Gary E. Muenster
                                    Gary E. Muenster
                                    Vice President and
                                    Corporate Controller
                                    (As duly authorized officer
                                    and principal accounting
                                    officer of the registrant)

Dated:  February 14, 2000