Form 10-Q
period 2000-03-31
ESCO ELECTRONICS CORP
filed 2000-05-12
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                          Form 10-Q


(Mark One)

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the quarterly period ended
     March 31, 2000

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

The number of shares of the registrant's common stock outstanding at April 30, 2000 was 12,306,793.




PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


        ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Operations
                         (Unaudited)
       (Dollars in thousands, except per share amounts)


                                            Three Months Ended
                                                  March 31,
                                                  ---------
                                             2000        1999
                                             ----        ----
Net sales                                  $ 70,062     96,214
Costs and expenses:                         -------     ------

 Cost of sales                               48,486     71,178
 Selling, general and administrative expenses14,686     18,593
 Interest (income) expense                    (157)      1,704
 Other, net                                   1,449      1,580
                                             ------     ------
    Total costs and expenses                 64,464     93,055
                                             ------     ------
Earnings before income taxes                  5,598      3,159
Income tax expense                            2,081      1,112
                                             ------     ------
Net earnings                                  3,517      2,047
                                             ------     ------


Earnings per share: - Basic                $   .29        .17
                    - Diluted                  .28        .16
                                               ===        ===

See accompanying notes to consolidated financial statements.




          ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations
                           (Unaudited)
        (Dollars in thousands, except per share amounts)


                                             Six Months Ended
                                               March 31,
                                               ---------
                                             2000        1999
                                             ----        ----

Net sales                                   135,927    184,407
                                            -------    -------
Costs and expenses:
 Cost of sales                               94,723    136,477
 Selling, general and administrative
   expenses                                  28,438     35,814
 Interest (income) expense                    (308)      3,436
 Other, net                                   3,040      3,190
 Gain on sale of property                   (2,239)          -
                                            -------    -------
    Total costs and expenses                123,654    178,917
                                            -------    -------
Earnings before income taxes                 12,273      5,490
Income tax expense                            3,700      1,928
                                            -------    -------
Net earnings before accounting change         8,573      3,562
                                            -------    -------
Cumulative effect of accounting change,
   net of tax                                     -   (25,009)
                                            -------   -------
Net earnings (loss)                           8,573   (21,447)
                                            =======   =======
Earnings (loss) per share:
   Earnings before accounting change:
                         -  Basic            $  .70        .29
                         -  Diluted             .68        .28
                                                ===        ===
   Net earnings (loss)   -  Basic            $  .70      (1.74)
                         -  Diluted             .68      (1.74)
                                                ===      ======
See accompanying notes to consolidated financial statements



          ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                     (Dollars in thousands)
                                             March 31,September 30,
                                               2000        1999
                                               ----        ----
Assets                                      (Unaudited)
Current assets:
 Cash and cash equivalents                  $ 11,928     87,709
 Accounts receivable, less allowance for
   doubtful accounts of $629 and $574,
   respectively                               43,415     38,669
 Costs and estimated earnings on long-term
   contracts, less progress billings of
   $10,698 and $11,778, respectively           7,801      4,019
 Inventories                                  41,431     39,590
 Other current assets                          4,560      3,559
                                             -------    -------
      Total current assets                   109,135    173,546
                                             -------    -------
Property, plant and equipment, at cost       106,719    109,763
Less accumulated depreciation and
  amortization                                38,177     38,445
                                             -------    -------
       Net property, plant and equipment       68,542     71,318
Excess of cost over net assets of purchased
   businesses, less accumulated amortization
   of $7,684 and $6,631, respectively         72,537     68,950
Deferred tax assets                           41,351     44,783
Other assets                                  21,651     19,788
                                             -------    -------
                                            $313,216    378,385
                                             =======    =======
Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings and current
   maturities of long-term debt              $  -        20,598
 Accounts payable                             27,485     26,339
 Advance payments on long-term contracts,
   less costs incurred of $2,256 and $479,
   respectively                                1,916        682
 Accrued expenses and other current
   liabilities                                20,105     30,598
                                             -------    -------
      Total current liabilities               49,506     78,217
                                             -------    -------
Other liabilities                             10,127      9,583
Long-term debt                                   849     41,896
                                             -------    -------
      Total liabilities                       60,482    129,696
                                             -------    -------
Commitments and contingencies                   -          -
Shareholders' equity:
 Preferred stock, par value $.01 per share,
   authorized 10,000,000 shares                 -          -
 Common stock, par value $.01 per share, authorized
   50,000,000 shares; issued 13,180,504 and
   12,782,663 shares, respectively               132        128
 Additional paid-in capital                  204,428    201,719
 Retained earnings since elimination of
   deficit at September 30, 1993              61,296     52,723
 Accumulated other comprehensive loss        (3,376)    (1,870)
                                             -------    -------
                                             262,480    252,700
 Less treasury stock, at cost; 892,425
   and 404,625 common shares, respectively   (9,746)    (4,011)
                                             -------    -------
      Total shareholders' equity             252,734    248,689
                                             -------    -------
                                            $313,216    378,385
                                             =======    =======


See accompanying notes to consolidated financial statements.



          ESCO ELECTRONICS CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                           (Unaudited)
                     (Dollars in thousands)


                                               Six Months Ended
                                                   March 31,
                                                   ---------
                                                 2000      1999
                                                 ----      ----
Cash flows from operating activities:
 Net earnings (loss)                          $ 8,573  (21,447)
 Adjustments to reconcile net earnings
   (loss) to net cash (used) provided
   by operating activities:
     Depreciation and amortization             7,046     9,022
     Changes in operating working capital,
     net of accounting change                (17,864)  (13,107)
     Effect of accounting change, net of tax    -       25,009
Other                                           (415)    3,649
                                              -------  -------
      Net cash (used) provided by operating
        activities                            (2,660)    3,126
                                             -------   -------
Cash flows from investing activities:
 Capital expenditures                         (4,360)   (4,295)
 Acquisition (divestiture) of businesses,
   less cash acquired                         (3,900)     -
                                            --------   --------
  Net cash used by investing activities       (8,260)   (4,295)
                                            --------   --------
Cash flows from financing activities:
 Net increase (decrease) in short-term
   borrowings                                (12,506)    9,000
 Proceeds from long-term debt                     80        96
Principal payments on long-term debt         (49,219)   (4,241)
 Purchases of common stock into treasury      (5,765)   (1,562)
 Other                                          2,549       138
                                             --------   -------
  Net cash (used) provided by financing
    activities                                (64,861)    3,431
                                             --------   -------
Net (decrease) increase in cash and cash
  equivalents                                 (75,781)    2,262
Cash and cash equivalents, beginning of period  87,709    4,241
                                              --------  -------
Cash and cash equivalents, end of period     $  11,928    6,503
                                              ========  =======
See accompanying notes to consolidated financial statements.



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

   The  results  for the three and six month periods ended  March
   31, 2000 are not necessarily indicative of the results for the entire 2000 fiscal year.

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

2. Earnings (Loss) Per Share

   Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and performance shares by using the treasury stock method. The net earnings per share for the first six months of fiscal 2000, for both basic and diluted earnings per share, is calculated using the weighted average number of common shares outstanding during the period. The number of shares used in the calculation of earnings (loss) per share for each period presented is as follows (in thousands):

                           Three Months Ended   Six Months Ended
                               March 31,           March 31,
                               ---------           ---------
                              2000     1999      2000    1999
                              ----     ----      ----    ----
   Weighted Average Shares
   Outstanding - Basic      12,275   12,274    12,312  12,294
   Dilutive Options and
     Performance Shares        324      300       317     294
                             ------  ------    ------   ------
   Adjusted Shares- Diluted  12,599  12,574    12,629   12,588
                             ======  ======    ======   ======

   Options to purchase approximately 125,000 shares of common stock at prices ranging from $12.91-$19.22 per share and options to purchase 691,000 shares of common stock at approximately $10.00 - $19.22 were outstanding during the six month periods ended March 31, 2000 and 1999, respectively, but were not included in the respective computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire in various periods through 2010. Approximately 20,000 and 166,000 performance shares were outstanding but unearned at March 31, 2000, and 1999, respectively, and therefore, were not included in the respective computations of diluted EPS. The unearned performance shares expire in 2001.

3. Inventories

   Inventories consist of the following (dollars in thousands):

                                     March 31,    September 30,
                                       2000          1999
                                       ----          ----
   Finished goods                   $ 11,444         11,387
   Work in process, including
     long-term contracts              15,234         14,517
   Raw materials                      14,753         13,686
                                      ------         ------
        Total inventories           $ 41,431         39,590
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

5.   Comprehensive Income (Loss)

   Comprehensive income for the three-month periods ended March 31, 2000 and 1999 was $2.6 million and $1.0 million, respectively. Comprehensive income (loss) for the six-month periods ended March 31, 2000 and 1999 was $7.1 million and ($22.5) million, respectively. The Company's comprehensive income and loss is impacted only by foreign currency translation adjustments. During the second quarter of fiscal 2000, the foreign currency adjustments were primarily impacted by the fluctuations in certain European currencies.

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

  ($ in millions)                         Three Months ended
                                               March 31,
                                               ---------
  Net Sales                              2000          1999
                                         ----          ----
  Filtration/Fluid Flow                  $45.9         40.8
  Test                                    10.3         10.1
  Communications                          10.7          5.4
  Other                                    3.2          3.7
  Divested Business                         -          36.2
                                          ----         ----
  Consolidated totals                    $70.1         96.2
                                          ====         ====
  Operating Profit (Loss)
  Filtration/Fluid Flow                 $ 4.6           3.4
  Test                                     1.2          1.2
  Communications                           2.1           .3
  Other                                   (1.0)         (.6)
  Divested Business                         -           2.1
                                           ---          ---
  Consolidated totals                    $ 6.9          6.4
                                           ===          ===

  ($ in millions)                          Six Months ended
                                               March 31,
                                               ---------
  Net Sales                              2000          1999
                                         ----          ----
  Filtration/Fluid Flow                  $89.0         80.8
  Test                                    19.0         17.2
  Communications                          21.2         10.2
  Other                                    6.7          7.5
  Divested Business                         -          68.7
                                          ----         ----
  Consolidated totals                   $135.9        184.4
                                         =====        =====
  Operating Profit (Loss)
  Filtration/Fluid Flow                 $ 8.0           6.8
  Test                                    1.9           1.7
  Communications                          4.4            .6
  Other                                  (1.5)          (.7)
  Divested Business                         -           3.7
                                          ---           ---
  Consolidated totals                   $ 12.8         12.1
                                          ====         ====


7.   Acquisitions / Divestitures

  During February 2000, the Company completed the sale of its microwave antenna product line, which had historically operated as part of Rantec Microwave & Electronics, Inc. The operating results for this business, prior to the divestiture, have been included within the Company's Other segment. The Company sold the contract order backlog and operating assets of the microwave antenna product line for $2.1 million in cash, plus contingent consideration based on future operating results over the next two years. The Company retained the land and buildings related to this business.

  On March 31, 2000, the Company acquired the Eaton space products business (Eaton), for approximately $6 million in cash and accounted for the transaction as a purchase. Eaton manufactures specialty valves and other fluid flow components for satellite launch vehicles and aircraft applications. With annual sales of approximately $7 million, this newly acquired product line will be integrated into the existing VACCO operations which is included in the Company's Filtration / Fluid Flow segment. Eaton's assets and liabilities are included in the Company's consolidated balance sheet at March 31, 2000.

8.   Subsequent Events

  Effective April 9, 2000, the Company acquired all of the outstanding common stock of The Curran Company (doing business as Lindgren RF Enclosures) and Lindgren, Inc. (doing business as Lindgren-Rayproof) (collectively "Lindgren") for approximately $25 million in cash and accounted for the transaction as a purchase. Lindgren has annual sales in excess of $40 million and is a leading supplier of radio frequency (RF) shielding products and components used by manufacturers of medical equipment, communications systems and electronic products. Lindgren is headquartered near Chicago, IL and operates facilities in Wisconsin, Florida, the United Kingdom and Singapore. The operating results for Lindgren will be included within the Company's Test segment.


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

The table provides a reconciliation between the 1999 reported financials and what Management believes the 1999 operating results may have been after removing certain nonrecurring items and assuming that all of the actions taken during 1999 to reposition the business were complete at the beginning of the period. Management believes the estimated 1999 adjusted operating results provide a meaningful presentation for purposes of analyzing ESCO's ongoing financial performance.


                            Three Months Ended March 31, 1999
                            ---------------------------------
                                      (a)       (b)
                                  Elimination Adjusting
($ in millions, rounded)   Reported  of SEI    Items   Adjusted
-----------------------    --------  ------    -----   --------
Net sales                     $96.2    36.2      -       $60.0
                               ----    ----    ----       ----
 Cost of sales                 71.2    28.4     (.2)      42.6
 SG&A expenses                 18.6     5.7      .1       13.0
 Interest expense (income)      1.7      .1    (2.0)       (.4)
 Other, net                     1.6      .1      -         1.5
                               ----    ----    ----       ----
   Total costs and expenses    93.1    34.3    (2.1)      56.7
                               ----    ----    ----       ----
Earnings before tax             3.1     1.9     2.1        3.3
Income tax expense              1.1       -      .1        1.2
                               ----    ----    ----       ----
Net earnings                    2.0     1.9     2.0        2.1



                             Six Months Ended March 31, 1999
                             -------------------------------
                                      (a)       (b)
                                  Elimination Adjusting
($ in millions, rounded)   Reported  of SEI    Items   Adjusted
------------------------   --------  ------    -----   --------
Net sales                    $184.4    68.7       -      $115.7
                              -----    ----    -----      -----
 Cost of sales                136.5    54.1      (.4)      82.0
 SG&A expenses                 35.8    10.9       .3       25.2
 Interest expense (income)      3.5      .3     (3.8)       (.6)
 Other, net                     3.2      .2       -         3.0
                              -----   -----    -----      -----
   Total costs and expenses   179.0    65.5     (3.9)     109.6
                              -----   -----    -----      -----
Earnings before tax             5.4     3.2      3.9        6.1
Income tax expense              1.9       -      .3         2.2
                              -----   -----    -----      -----
Net earnings before
 accounting change             3.5     3.2      3.6         3.9
Cumulative effect of
 accounting change,
 net of tax                  (25.0)     -      25.0          -
                             -----   -----    -----       -----
Net earnings (loss)          $(21.5)    3.2     28.6       $3.9
                              =====   =====    =====       =====


  (a) Represents the operations of SEI, which were included in the ESCO consolidated 1999 GAAP reported results of operations for the first three and six months of fiscal 1999, respectively.

  (b) Represents the adjusting items as explained in detail in the 1999 Annual Report to Shareholders (page 11), including: the operating results of Rantec's microwave business which has been sold; the adjustment to the corporate office operating expenses resulting from the 1999 actions; the estimated net interest impact of the SEI transaction proceeds; and any related tax adjustment.



Results of Operations

Net Sales
Net sales of $70.1 million for the second quarter of fiscal 2000 decreased $26.1 million from reported net sales of $96.2 million for the second quarter of fiscal 1999 due to the divestiture of SEI. The prior year amount included SEI sales of $36.2 million. Excluding SEI from the prior year amounts, second quarter sales increased $10.1 million, or 16.8% over 1999 "adjusted" sales of $60.0 million.

Net sales decreased $48.5 million to $135.9 million for the first six months of fiscal 2000 from reported net sales of $184.4 million for the first six months of fiscal 1999 due to the divestiture of SEI. The prior year amount included SEI sales of $68.7 million. Excluding SEI from the prior year amounts, sales for the first six months of fiscal 2000 increased $20.2 million, or 17.5% over 1999 "adjusted" sales of $115.7 million.

Filtration/Fluid Flow
Net sales of $45.9 million in the second quarter of fiscal 2000 were 12.5% higher than prior year sales of $40.8 million. Net sales increased $8.2 million, or 10% to $89.0 million in the first six months of fiscal 2000 from prior year sales of $80.8 million. The increase was mainly due to new product introductions and increases in microfiltration sales. Increased shipments of disposable water filter cartridges and automotive transmission sump filters and fuel filters also contributed to the sales growth.

Test
Net sales were $10.3 million and $10.1 million for the second quarter of fiscal 2000 and 1999, respectively. Net sales of $19.0 million for the first six months increased $1.8 million or 10.5% in fiscal 2000 over the prior period net sales of $17.2 million. The increase in both periods is primarily due to additional revenue related to the General Motors contract to design and build an electromagnetic compatibility (EMC) test complex.

Communications
For the second quarter of fiscal 2000, net sales were $10.7 million and were 98.1% higher than the $5.4 million of sales recorded in the second quarter of fiscal 1999. Net sales of $21.2 million for the first six months of fiscal 2000 were 107.8% higher than the $10.2 million of sales recorded in the prior year period. The significant increase in both periods is the result of significantly higher shipments to the Puerto Rico Electric Power Authority (PREPA) and Wisconsin Public Service Corporation
(WPS) to provide Automatic Meter Reading (AMR) systems.

Other
Sales were $3.2 million in the second quarter of fiscal 2000 and $3.7 million in fiscal 1999. In the first six months of fiscal 2000, sales were $6.7 million compared to $7.5 million in the prior year period. The decreases are due to the sale of the Rantec microwave antenna business, which occurred in February 2000.

Orders and Backlog
Firm order backlog was $150.4 million at March 31, 2000, compared with $142.9 million at September 30, 1999. Orders totaling $149.8 million were received in the first six months of fiscal 2000, with the majority of the orders relating to Filtration/Fluid Flow products. The sale of the Rantec microwave business resulted in a decrease to backlog of $6.3 million. The backlog related to the Eaton acquisition has not been included as of March 31, 2000.

Gross Profit
The gross profit margin increased to 30.8% in the second quarter of fiscal 2000 from 26.0% in the second quarter of fiscal 1999 as reported. The "adjusted" gross margin for the second quarter of fiscal 1999 was 28.9%. The gross profit margin was 30.3% in the first six months of fiscal 2000 and 26.0% in the first six months of fiscal 1999 as reported. The fiscal 1999 "adjusted" gross margin was 29.1%.

The gross margin increased in both periods compared to the reported 1999 results primarily due to the lower margins in 1999 related to the former defense subsidiary, SEI. Gross profit margin increased in both periods compared to "adjusted" 1999 due to operational improvements in all three primary operating segments and changes in sales mix.


Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the second quarter of fiscal 2000 were $14.7 million, or 21.0% of net sales, compared with $18.6 million, or 19.3% of net sales for the prior year period. "Adjusted" SG&A expense was $13.0 million, or 21.7% of net sales for the same period a year ago. The percentage decrease from "adjusted" 1999 is the result of favorable sales leverage achieved on the higher sales volume.

For the first six months of fiscal 2000, SG&A expenses were $28.4 million, or 20.9% of net sales, compared with $35.8 million, or 19.4% of net sales for the prior year period. "Adjusted" SG&A expense was $25.2 million, or 21.8% of net sales for the same period a year ago. The decrease as a percent of sales from "adjusted" 1999 is due to the favorable sales leverage achieved on the higher sales volume.

Operating Profit
Operating profit increased to $6.9 million (9.8% of sales) for the second quarter of fiscal 2000 from reported operating profit of $6.4 million (6.7% of sales) for the second quarter of fiscal 1999. The prior year operating profit amount included $2.1 million related to SEI. Current year operating profit increased $2.5 million, or 56.8% over prior year "adjusted" operating profit of $4.4 million.

Operating profit of $12.8 million (9.4% of sales) for the first six months of fiscal 2000 increased from reported operating profit of $12.1 million (6.6% of sales) for the first six months of fiscal 1999. The prior year operating profit amount included $3.7 million related to SEI. Current year operating profit increased $4.3 million, or 50.6% over prior year "adjusted" operating profit of $8.5 million.

Filtration/Fluid Flow
Operating profit increased $1.2 million or 35.3% to $4.6 million (10.0% of sales) in second quarter of fiscal 2000 over the $3.4 million (8.3% of sales) of operating profit in fiscal 1999. Operating profit of $8.0 million increased 17.6% in the first six months of fiscal 2000 over the $6.8 million of operating profit in fiscal 1999. The improved operating profit in the second quarter is mainly due to increasing new product sales and productivity gains.

Test
Second quarter operating profit was $1.2 million in both periods presented. Operating profit was $1.9 million in the first six months of fiscal 2000 compared to $1.7 million in the prior year period. Operating profit increased in the current year-to-date period primarily due to additional revenue related to the General Motors contract.

Communications
Second quarter operating profit of $2.1 million in fiscal 2000 was $1.8 million (600%) higher than the $.3 million of operating profit in the second quarter of fiscal 1999. For the first six months of fiscal 2000, operating profit increased $3.8 million (633%)to $4.4 million from $.6 million in fiscal 1999. The large increase is the result of significantly higher shipments to PREPA and WPS as described above.

Other
Operating loss was ($1.0) million and ($1.5) million for the three and six-month periods ended March 31, 2000, respectively, compared to ($.6) million and (.7) million for the respective prior year periods. The increase in the current period operating loss primarily related to the operations of the Rantec microwave antenna business that was sold in February 2000.


Interest (Income) Expense
Interest income was $.2 million and $.3 million for the three and six-month periods ended March 31, 2000, respectively, compared to interest expense of $1.7 million and $3.4 million for the three and six-month periods ended March 31, 1999, respectively. The fluctuation in interest is due to the decrease in debt during the first six months of fiscal 2000. All outstanding debt, excluding approximately $.9 million of foreign debt, was repaid in October 1999 with the proceeds from the sale of SEI.

Other Costs and Expenses, Net
Other costs and expenses, net, were $1.4 million and $3.0 million for the three and six-month periods ended March 31, 2000, respectively, compared to $1.6 million and $3.2 million for the three and six-month periods ended March 31, 1999, respectively. The amount for the first six months of fiscal 2000 included amortization expense of $1.7 million related to goodwill and patents. The balance relates to miscellaneous costs.

Gain on the Sale of Property
In the first quarter of fiscal 2000, the Company recorded a gain on the sale of the Riverhead, New York property, used by the Company's former Hazeltine subsidiary. The property was sold for $2.6 million, consisting of $.5 million in cash and a $2.1 million interest-bearing, 18-month note receivable.

Income Tax Expense
The second quarter fiscal 2000 effective income tax rate was 37.2% compared to 35.2% in the second quarter of fiscal 1999. The effective income tax rate in the first six months of fiscal 2000 was 30.1% compared to 35.1% in the prior year period. The tax rate for the first six months of fiscal 2000 was favorably impacted by the $2.2 million gain on the sale of property, in which the Company recognized zero tax expense. Management estimates the annual effective tax rate for fiscal 2000 to be approximately 35%.


Financial Condition

Working capital decreased to $59.6 million at March 31, 2000 from $95.3 million at September 30, 1999. The decrease is primarily due to the use of cash to repay all of the debt outstanding at September 30, 1999, except for the $0.8 million of foreign debt outstanding at March 31, 2000. During the first six months of fiscal 2000, accounts receivable increased by $4.7 million as a result of the sales growth of the business. Costs and estimated earnings on long-term contracts and inventories increased in the aggregate by $5.6 million primarily due to the General Motors contract to design and build an EMC test complex and safety stock related to the West Coast plant consolidation. Accounts payable and accrued expenses decreased by $9.3 million mainly due to the timing of payments related to the September 30, 1999 divestiture of SEI.

Net cash used by operating activities was $2.7 million in the first six months of fiscal 2000 compared to net cash provided by operating activities of $3.1 million in the same period of fiscal 1999. The cash used by operating activities in fiscal 2000 was primarily a result of divestiture related (SEI) payments and the above mentioned inventory requirements.

On April 11, 2000, the Company entered into a new $75 million reducing revolving credit facility replacing its previous $40 million credit facility. The revolving credit facility is available for direct borrowings and/or the issuance of letters of credit. The maturity of the new bank credit facility is April 11, 2005. The new credit facility is provided by a group of five banks, led by Bank of America.

Cash flow from operations and borrowings under the bank credit facility are expected to provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

During the first six months of fiscal 2000, the Company repurchased approximately 500,000 shares of ESCO common stock as part of its ongoing open market repurchase program. Since announcing the program in fiscal 1999, the Company has repurchased approximately 700,000 shares of the 1.3 million shares authorized under the current program.

Capital expenditures were $4.4 million in the first six months of fiscal 2000 compared with $4.3 million in the comparable period of fiscal 1999. Major expenditures in the current period included manufacturing equipment used in the filtration / fluid flow business.


Forward Looking Statements

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. Actual results may differ materially due to risks and uncertainties, which are described in the Company's Form 10-K for fiscal year 1999 and on page 41 of the 1999 Annual Report to Shareholders.


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

                    PART II OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

a)                       Exhibits.

Exhibit
Number

3(a)  Restated Articles of            Incorporated by reference to
      Incorporation                   Form 10-K for the fiscal year
                                      ended September 30, 1999 at
                                      Exhibit 3(a)

3(b)  By laws, as amended              Incorporated by reference to
                                       Form 10-K for the fiscal year
                                       ended September 30, 1991 at
                                       Exhibit 3(b)

4(a)  Specimen Common Stock
      Certificate

4(b)  Specimen Right Certificate       Incorporated by reference to Exhibit B
                                       to Exhibit 4.1 to the Registrant's
                                       Current Report on Form 8-K dated
                                       February 3, 2000

4(c)  Rights Agreement dated as of    Incorporated by reference to
      September 24, 1990 (as          Current Report on Form 8-K
      amended and restated as of      dated February 3, 2000 at
      February 3, 2000) between       at Exhibit 4.1
      the Registrant and
      ChaseMellon Shareholder
      Services, L.L.C., as Rights
      Agent

4(d)  Fifth Amendment, dated as of
      January 7, 2000, to the
      Credit Agreement dated as of
      September 23, 1990, as most
      recently amended and restated
      as of February 7, 1997 and as
      subsequently amended, among
      the Registrant, Defense
      Holding Corp., the Banks
      listed therein and Morgan
      Guaranty Trust Company
      of New York, as agent.

4(e)  Amended Certificate of
      Designation, Preferences and
      Rights of Series A
      Participating Cumulative
      Preferred Stock of the
      Registrant

b)                       Reports on Form 8-K.

The Company filed a Current Report on Form 8-K, dated February 3,
2000, during the quarter ended March 31, 2000 which reported the restatement and amendment of the Company's shareholder rights plan under "Item 5. Other Events" and "Item 7. Financial
Statements, Pro Forma Financial Information and Exhibits".

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                    ESCO ELECTRONICS CORPORATION
                                    /s/ Gary E. Muenster
                                    Gary E. Muenster
                                    Vice President and
                                    Corporate Controller
                                    (As duly authorized officer
                                    and principal accounting
                                    officer of the registrant)

Dated:  May 12, 2000