Form 10-Q
period 2000-06-30
ESCO TECHNOLOGIES INC
filed 2000-08-14
CIK 866706

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO______

                         COMMISSION FILE NUMBER 1-10596


                             ESCO TECHNOLOGIES INC.
                  (formerly named ESCO Electronics Corporation)
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
Yes  X    No
    ---      ---

The number of shares of the registrant's common stock outstanding at July 31, 2000 was 12,312,747.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                             Three Months Ended
                                                                  June 30,
                                                             -------------------
                                                              2000        1999
                                                             -------     -------
Net sales                                                    $79,235     113,978
                                                             -------     -------
Costs and expenses:
   Cost of sales                                              54,536      86,027
   Selling, general and administrative expenses               16,750      18,934
   Interest expense                                              209       1,715
   Other, net                                                  1,873         989
                                                             -------     -------
         Total costs and expenses                             73,368     107,665
                                                             -------     -------
Earnings before income taxes                                   5,867       6,313
Income tax expense                                             2,159       2,241
                                                             -------     -------
Net earnings                                                   3,708       4,072
                                                             -------     -------


Earnings per share: - Basic                                  $   .30         .33
                    - Diluted                                    .29         .32
                                                             =======     =======


See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                            Nine Months Ended
                                                                June 30,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
Net sales                                                 215,162       298,385
                                                         --------      --------
Costs and expenses:
   Cost of sales                                          149,259       222,504
   Selling, general and administrative expenses            45,188        54,748
   Interest (income) expense                                  (99)        5,151
   Other, net                                               4,913         4,179
   Gain on sale of property                                (2,239)           --
                                                         --------      --------
         Total costs and expenses                         197,022       286,582
                                                         --------      --------
Earnings before income taxes                               18,140        11,803
Income tax expense                                          5,860         4,169
                                                         --------      --------
Net earnings before accounting change                      12,280         7,634
                                                         --------      --------
Cumulative effect of accounting change,
      net of tax                                               --       (25,009)
                                                         --------      --------
Net earnings (loss)                                        12,280       (17,375)
                                                         ========      ========

Earnings (loss) per share:
      Earnings before accounting change:
                          - Basic                        $   1.00           .62
                          - Diluted                           .97           .61
                                                         ========      ========

      Net earnings (loss) - Basic                        $   1.00         (1.41)
                          - Diluted                           .97         (1.41)
                                                         ========      ========


See accompanying notes to consolidated financial statements

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                           June 30,     September 30,
                                                             2000           1999
                                                          -----------   -------------
                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                               $  10,510         87,709
   Accounts receivable, less allowance for doubtful
      accounts of $966 and $574, respectively                 55,124         38,669
   Costs and estimated earnings on long-term
      contracts, less progress billings of
      $15,769 and $11,778, respectively                        4,552          4,019
   Inventories                                                49,709         39,590
   Other current assets                                        4,992          3,559
                                                           ---------      ---------
            Total current assets                             124,887        173,546
                                                           ---------      ---------
Property, plant and equipment, at cost                       109,564        109,763
Less accumulated depreciation and amortization                40,389         38,445
                                                           ---------      ---------
            Net property, plant and equipment                 69,175         71,318
Excess of cost over net assets of purchased
      businesses, less accumulated amortization
      of $8,442 and $6,631, respectively                      89,693         68,950
Deferred tax assets                                           41,351         44,783
Other assets                                                  21,863         19,788
                                                           ---------      ---------
                                                           $ 346,969        378,385
                                                           =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current
      maturities of long-term debt                         $  18,000         20,598
   Accounts payable                                           33,134         26,339
   Advance payments on long-term contracts, less costs
      incurred of $1,898 and $479, respectively                2,778            682
   Accrued expenses and other current liabilities             25,630         30,598
                                                           ---------      ---------
            Total current liabilities                         79,542         78,217
                                                           ---------      ---------
Other liabilities                                             10,282          9,583
Long-term debt                                                   830         41,896
                                                           ---------      ---------
            Total liabilities                                 90,654        129,696
                                                           ---------      ---------
Commitments and contingencies                                     --             --
Shareholders' equity:
   Preferred stock, par value $.01 per share,
      authorized 10,000,000 shares                                --             --
   Common stock, par value $.01 per share, authorized
      50,000,000 shares; issued 13,204,197 and
      12,782,663 shares, respectively                            132            128
   Additional paid-in capital                                205,045        201,719
   Retained earnings since elimination of
      deficit at September 30, 1993                           65,003         52,723
   Accumulated other comprehensive loss                       (4,134)        (1,870)
                                                           ---------      ---------
                                                             266,046        252,700
   Less treasury stock, at cost; 890,625
      and 404,625 common shares, respectively                 (9,731)        (4,011)
                                                           ---------      ---------
            Total shareholders' equity                       256,315        248,689
                                                           ---------      ---------
                                                           $ 346,969        378,385
                                                           =========      =========


See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                            Nine Months Ended
                                                                 June 30,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------
Cash flows from operating activities:
   Net earnings (loss)                                    $ 12,280       (17,375)
   Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
         Depreciation and amortization                      10,837        13,506
         Changes in operating working capital,
           net of accounting change                        (19,132)      (19,582)
         Effect of accounting change, net of tax                --        25,009
         Other                                               1,618         5,885
                                                          --------      --------
           Net cash provided by operating
             activities                                      5,603         7,443
                                                          --------      --------
Cash flows from investing activities:
   Capital expenditures                                     (7,817)       (6,615)
   (Acquisition) divestiture of businesses, less cash
       acquired                                            (28,231)           --
                                                          --------      --------
     Net cash used by investing activities                 (36,048)       (6,615)
                                                          --------      --------
Cash flows from financing activities:
   Net increase in short-term borrowings                     5,494         8,000
   Proceeds from long-term debt                                 80            96
Principal payments on long-term debt                       (49,238)       (6,303)
   Purchases of common stock into treasury                  (5,765)       (1,562)
   Other                                                     2,675           193
                                                          --------      --------
     Net cash (used) provided by financing activities      (46,754)          424
                                                          --------      --------
Net (decrease) increase in cash and cash equivalents       (77,199)        1,252
Cash and cash equivalents, beginning of period              87,709         4,241
                                                          --------      --------
Cash and cash equivalents, end of period                  $ 10,510         5,493
                                                          ========      ========


See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

      The results for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results for the entire 2000 fiscal year.

      Effective July 10, 2000, the Company changed its name from ESCO Electronics Corporation to ESCO Technologies Inc.

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

                                   Three Months Ended    Nine Months Ended
                                       June 30,               June 30,
                                  ------------------     -----------------
                                   2000        1999       2000       1999
                                  ------      ------     ------     ------
      Weighted Average Shares
          Outstanding - Basic     12,305      12,357     12,311     12,318
      Dilutive Options and
         Performance Shares          386         352        337        249
                                  ------      ------     ------     ------
      Adjusted Shares- Diluted    12,691      12,709     12,648     12,567
                                  ======      ======     ======     ======

      Options to purchase approximately 92,000 shares of common stock at prices ranging from $15.72-$19.22 per share and options to purchase approximately 689,000 shares of common stock at approximately $10.78 - $19.22 were outstanding during the nine month periods ended June 30, 2000 and 1999, respectively, but were not included in the respective computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares during such nine month periods. These options expire in various periods through 2010. Approximately 166,000 performance shares were outstanding but unearned at June 30, 1999, and therefore, were not included in the computation of diluted EPS.

3.    INVENTORIES

      Inventories consist of the following (dollars in thousands):

                                                   June 30,      September 30,
                                                     2000            1999
                                                   --------      -------------
      Finished goods                               $12,711          11,387
      Work in process, including
          long-term contracts                       18,636          14,517
      Raw materials                                 18,362          13,686
                                                   -------         -------
               Total inventories                   $49,709          39,590
                                                   =======         =======

      The increase in inventories of approximately $10.1 million is primarily due to the current year acquisitions which contributed $6.4 million of the increase.

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

5.    COMPREHENSIVE INCOME (LOSS)

      Comprehensive income for the three-month periods ended June 30, 2000 and 1999 was $2.9 million and $4.0 million, respectively. Comprehensive income
      (loss) for the nine-month periods ended June 30, 2000 and 1999 was $10.0 million and ($18.5) million, respectively. The Company's comprehensive income and loss is impacted only by foreign currency translation adjustments. During the first nine months of fiscal 2000, the foreign currency adjustments were primarily impacted by the fluctuations in certain European currencies.

6.    BUSINESS SEGMENT INFORMATION

      The Company is organized based on the products and services that it offers.

      ($ in millions)                                 Three Months ended
                                                           June 30,
                                                     --------------------
                                                     2000           1999
                                                     -----          -----
      NET SALES
      Filtration/Fluid Flow                          $44.8           43.5
      Test                                            21.4            8.2
      Communications                                  10.7            8.6
      Other                                            2.3            2.9
      Divested Business                                 --           50.8
                                                     -----          -----

      Consolidated totals                            $79.2          114.0
                                                     =====          =====

      OPERATING PROFIT (LOSS)
      Filtration/Fluid Flow                          $ 4.1            4.0
      Test                                             2.6             .7
      Communications                                   2.4            1.1
      Other                                           (1.2)          (1.5)
      Divested Business                                 --            4.7
                                                     -----          -----

      Consolidated totals                            $ 7.9            9.0
                                                     =====          =====

      ($ in millions)                                 Nine Months ended
                                                           June 30,
                                                    ----------------------
                                                     2000            1999
                                                    ------          ------
      NET SALES
      Filtration/Fluid Flow                         $133.8           124.3
      Test                                            40.5            25.4
      Communications                                  31.9            18.8
      Other                                            9.0            10.3
      Divested Business                                 --           119.6
                                                    ------          ------

      Consolidated totals                           $215.2           298.4
                                                    ======          ======

      OPERATING PROFIT (LOSS)
      Filtration/Fluid Flow                         $ 12.1            10.8
      Test                                             4.5             2.4
      Communications                                   6.7             1.7
      Other                                           (2.6)           (2.3)
      Divested Business                                 --             8.5
                                                    ------          ------

      Consolidated totals                           $ 20.7            21.1
                                                    ======          ======


7.   ACQUISITIONS

     Effective April 9, 2000, the Company acquired all of the outstanding common stock of The Curran Company (doing business as Lindgren RF Enclosures) and Lindgren, Inc. (doing business as Lindgren-Rayproof) (collectively "Lindgren") for approximately $22 million in cash plus additional consideration based upon the future performance of the Company. The Company accounted for the transaction as a purchase. Lindgren has annual sales in excess of $40 million and is a leading supplier of radio frequency (RF) shielding products and components used by manufacturers of medical equipment, communications systems and electronic products. Lindgren is headquartered near Chicago, Illinois and operates facilities in Wisconsin, Florida, the United Kingdom and Singapore. The operating results for Lindgren, since the date of acquisition, are included within the Company's Test segment. The Company recorded approximately $15 million of goodwill as a result of the transaction, subject to post-closing adjustments and finalization of the purchase accounting entries. These post-closing items are expected to be completed prior to September 30, 2000.

     Effective June 2, 2000, the Company purchased Holaday Industries, Inc. ("Holaday") for approximately $4 million in cash. Holaday is a leading supplier of specialty measurement probes to the electromagnetic compatibility (EMC) test, health and safety, and microwave markets. The business, headquartered in Eden Prairie, Minnesota, has annual sales of approximately $5.5 million. The operating results for Holaday, since the date of acquisition, are included within the Company's Test segment. The purchase is subject to final post-closing adjustments which will be completed prior to September 30, 2000.

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


                                          Three Months Ended June 30, 1999
                                      ------------------------------------------
                                                   (a)          (b)
                                                Elimination  Adjusting
($ in millions, rounded)              Reported    of SEI       Items    Adjusted
------------------------              --------  -----------  ---------  --------
Net sales                              $114.0       50.8           --    $ 63.2
                                       ------     ------       ------    ------
 Cost of sales                           86.0       40.6          (.2)     45.2
 SG&A expenses                           19.0        5.4           .1      13.7
 Interest expense (income)                1.7         .1         (2.3)      (.7)
 Other, net                               1.0         .1           --        .9
                                       ------     ------       ------    ------
   Total costs and expenses             107.7       46.2         (2.4)     59.1
                                       ------     ------       ------    ------
Earnings before tax                       6.3        4.6          2.4       4.1
Income tax expense                        2.2         --          (.8)      1.4
                                       ------     ------       ------    ------
Net earnings                              4.1        4.6          3.2       2.7
                                       ======     ======       ======    ======


                                            Nine Months Ended June 30, 1999
                                      ------------------------------------------
                                                   (a)          (b)
                                                Elimination  Adjusting
($ in millions, rounded)              Reported    of SEI       Items    Adjusted
------------------------              --------  -----------  ---------  --------
Net sales                              $298.4      119.6           --    $178.8
                                       ------     ------       ------    ------
 Cost of sales                          222.5       94.7          (.6)    127.2
 SG&A expenses                           54.8       16.4           .6      39.0
 Interest expense (income)                5.1         .4         (6.1)     (1.4)
 Other, net                               4.2         .2          (.2)      3.8
                                       ------     ------       ------    ------
   Total costs and expenses             286.6      111.7         (6.3)    168.6
                                       ------     ------       ------    ------
Earnings before tax                      11.8        7.9          6.3      10.2
Income tax expense                        4.2         --          (.6)      3.6
                                       ------     ------       ------    ------
Net earnings before
   accounting change                      7.6        7.9          6.9       6.6
Cumulative effect of
   accounting change, net of tax        (25.0)        --         25.0        --
                                       ------     ------       ------    ------
Net earnings (loss)                    $(17.4)       7.9         31.9    $  6.6
                                       ======     ======       ======    ======


(a) Represents the operations of SEI, which were included in the ESCO consolidated 1999 GAAP reported results of operations for the third quarter and first nine months of fiscal 1999, respectively.

(b) Represents the adjusting items as explained in detail in the 1999 Annual Report to Shareholders (page 11), including: the operating results of Rantec's microwave business which has been sold; the adjustment to the corporate office operating expenses resulting from the 1999 actions; the estimated net interest impact of the SEI transaction proceeds; and any related tax adjustment.

RESULTS OF OPERATIONS

NET SALES

Net sales of $79.2 million for the third quarter of fiscal 2000 decreased $34.8 million from reported net sales of $114.0 million for the third quarter of fiscal 1999 due to the divestiture of SEI. The prior year amount included SEI sales of $50.8 million. Excluding SEI from the prior year amounts, third quarter sales increased $16.0 million, or 25.3% over 1999 "adjusted" third quarter sales of $63.2 million.

Net sales decreased $83.2 million, or 27.9% to $215.2 million for the first nine months of fiscal 2000 from reported net sales of $298.4 million for the first nine months of fiscal 1999 due to the divestiture of SEI. The prior year amount included SEI sales of $119.6 million. Excluding SEI from the prior year amounts, sales for the first nine months of fiscal 2000 increased $36.4 million, or 20.4% over 1999 "adjusted" nine months sales of $178.8 million.

Filtration/Fluid Flow

Net sales of $44.8 million in the third quarter of fiscal 2000 were 3.0% higher than prior year third quarter sales of $43.5 million. Net sales increased $9.5 million, or 7.6% to $133.8 million in the first nine months of fiscal 2000 from prior year nine months sales of $124.3 million. During the third quarter of fiscal 2000, the Company experienced a reduction in sales volumes of its blood filters and a temporary slowdown in the sales of its disposable water filter cartridges. The sales increase during the first nine months of fiscal 2000 compared to prior year was mainly due to new product introductions and increases in microfiltration sales.

Test

Net sales increased $13.2 million or 161% to $21.4 million in the third quarter of fiscal 2000 from $8.2 million for the third quarter of fiscal 1999. Net sales of $40.5 million for the first nine months increased $15.1 million or 59.4% in fiscal 2000 over the prior period net sales of $25.4 million. The increase in both periods is primarily due to the Lindgren acquisition, which contributed approximately $10 million in sales in the fiscal 2000 third quarter, as well as additional revenue related to the General Motors contract to design and build an electromagnetic compatibility (EMC) test complex.

Communications

For the third quarter of fiscal 2000, net sales of $10.7 million were 24.4% higher than the $8.6 million of sales recorded in the third quarter of fiscal 1999. Net sales of $31.9 million for the first nine months of fiscal 2000 were 69.7% higher than the $18.8 million of sales recorded in the prior year period. The significant increase in both periods is the result of significantly higher shipments to the Puerto Rico Electric Power Authority (PREPA) and Wisconsin Public Service Corporation (WPS) to provide Automatic Meter Reading (AMR) systems.

Other

Sales were $2.3 million in the third quarter of fiscal 2000 and $2.9 million in the prior year period. In the first nine months of fiscal 2000, sales were $9.0 million compared to $10.3 million in the prior year period. The decreases are due to the sale of the Rantec microwave antenna business, which occurred in February 2000. Sales for the Rantec microwave antenna business were approximately $2.1 million and $4.9 million in fiscal 2000 and 1999, respectively.

ORDERS AND BACKLOG

Firm order backlog was $164.2 million at June 30, 2000, compared with $142.9 million at September 30, 1999. Orders totaling $222.5 million were received in the first nine months of fiscal 2000, with the majority of the orders relating to Filtration/Fluid Flow products. In addition, the recent acquisitions of Lindgren and Eaton Space Products contributed approximately $20.3 million in backlog. The February 2000 sale of the Rantec microwave business resulted in a decrease to backlog of $6.3 million.

GROSS PROFIT

The gross profit margin increased to 31.2% in the third quarter of fiscal 2000 from 24.5% in the third quarter of fiscal 1999 as reported. The "adjusted" gross profit margin for the third quarter of fiscal 1999 was 28.5%. The gross profit margin was 30.6% in the first nine months of fiscal 2000 and 25.4% in the first nine months of fiscal 1999 as reported. The fiscal 1999 "adjusted" gross profit margin was 28.9%.

The gross profit margin increased in both fiscal 2000 periods compared to the reported 1999 results primarily due to the lower margins in 1999 related to the former defense subsidiary, SEI. Gross profit margin increased in both fiscal 2000 periods compared to "adjusted" 1999 results due to operational improvements in all three primary operating segments including favorable changes in sales mix and successful cost containment programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 2000 were $16.8 million, or 21.1% of net sales, compared with $18.9 million, or 16.6% of net sales for the prior year period. "Adjusted" SG&A expense was $13.7 million, or 21.7% of net sales for the same period a year ago. The percentage decrease from "adjusted" 1999 SG&A expenses is the result of favorable sales leverage achieved on the higher sales volume.

For the first nine months of fiscal 2000, SG&A expenses were $45.2 million, or 21.0% of net sales, compared with $54.7 million, or 18.3% of net sales for the prior year period. "Adjusted" SG&A expense was $39.0 million, or 21.8% of net sales for the same period a year ago. The decrease as a percent of sales from "adjusted" 1999 SG&A expenses is due to the favorable sales leverage achieved on the higher sales volume.

OPERATING PROFIT

Operating profit was $7.9 million (10.0% of sales) for the third quarter of fiscal 2000 compared to reported operating profit of $9.0 million (7.9% of sales) for the third quarter of fiscal 1999. The prior year operating profit amount included $4.7 million related to SEI. Current year third quarter operating profit increased $3.6 million, or 83.7% over prior year "adjusted" third quarter operating profit of $4.3 million.

Operating profit was $20.7 million (9.6% of sales) for the first nine months of fiscal 2000 compared to reported operating profit of $21.1 million (7.1% of sales) for the first nine months of fiscal 1999. The prior year operating profit amount included $8.5 million related to SEI. Current year nine months operating profit increased $8.1 million, or 64.3% over prior year "adjusted" operating profit of $12.6 million.

Filtration/Fluid Flow

Operating profit increased to $4.1 million (9.2% of sales) in third quarter of fiscal 2000 from the $4.0 million (9.2% of sales) of operating profit in the prior year period. Operating profit of $12.1 million increased 12.0% in the first nine months of fiscal 2000 over the $10.8 million of operating profit in the prior year period. Operating profit has remained consistent at 9.2% of sales in the third quarter of fiscal 2000 as compared to prior year mainly due to the temporary slowdown in sales of disposable water filter cartridges and blood filters as well as increased investments in new product start-ups.

Test

Third quarter operating profit increased $1.9 million, or 271% to $2.6 million from $.7 million in the prior year quarter. Operating profit was $4.5 million in the first nine months of fiscal 2000 compared to $2.4 million in the prior year period. Operating profit for the current quarter and year-to-date increased primarily due to the Lindgren acquisition, which contributed approximately $1.0 million, as well as additional profit related to the General Motors contract to design and build an EMC test complex.

Communications

Third quarter operating profit of $2.4 million in fiscal 2000 was $1.3 million (118%) higher than the $1.1 million of operating profit in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, operating profit increased $5.0 million (294%)to $6.7 million from $1.7 million in the prior year period. The large increase is the result of significantly higher shipments to PREPA and WPS as described above.

Other

Operating loss was ($1.2) million and ($2.6) million for the three and nine-month periods ended June 30, 2000, respectively, compared to ($1.5) million and ($2.3) million for the respective prior year periods. The increase in the current nine month period operating loss primarily related to the operations of the Rantec microwave antenna business that was sold in February 2000.

INTEREST (INCOME) EXPENSE

Interest expense was $.2 million and $1.7 million for the three-month period ended June 30, 2000 and 1999, respectively. Interest income was $.1 million for the nine-month period ended June 30, 2000 compared to interest expense of $5.2 million for the nine-month period ended June 30, 1999. The decline in interest expense for the nine-month period ended June 30, 2000 is due to the lower debt level in the current year. All outstanding debt, excluding approximately $.8 million of foreign debt, was repaid in October 1999 with the proceeds from the sale of SEI.

OTHER COSTS AND EXPENSES, NET

Other costs and expenses, net, were $1.9 million and $4.9 million for the three and nine-month periods ended June 30, 2000, respectively, compared to $1.0 million and $4.2 million for the three and nine-month periods ended June 30, 1999, respectively. The amount for the first nine months of fiscal 2000 included amortization expense of $2.8 million related to goodwill and patents. During the third quarter of fiscal 2000, the Company recorded a charge of approximately $.7 million to write-off an investment in a third party start-up company who has filed for bankruptcy. This investment had been recorded within the Company's Test segment. The Company will be a distributor of the products.

GAIN ON THE SALE OF PROPERTY

In the first quarter of fiscal 2000, the Company recorded a gain of $2.2 million (or $.18 per share) on the sale of the Riverhead, New York property, used by the Company's former Hazeltine subsidiary. The property was sold for $2.6 million, consisting of $.5 million in cash and a $2.1 million interest-bearing, 18-month note receivable.

INCOME TAX EXPENSE

The third quarter fiscal 2000 effective income tax rate was 36.8% compared to 35.5% in the third quarter of fiscal 1999. The effective income tax rate in the first nine months of fiscal 2000 was 32.3% compared to 35.3% in the prior year period. The tax rate for the first nine months of fiscal 2000 was favorably impacted by the $2.2 million gain on the sale of property, in which the Company recognized minimal tax expense. Management estimates the annual effective tax rate for fiscal 2000 to be approximately 36%.

FINANCIAL CONDITION

Working capital decreased to $45.3 million at June 30, 2000 from $95.3 million at September 30, 1999. The decrease is primarily due to the use of cash to repay all of the debt outstanding at September 30, 1999, except for the $0.8 million of foreign debt outstanding at June 30, 2000. During the first nine months of fiscal 2000, accounts receivable increased by $16.5 million as a result of the recent acquisitions and sales growth of the business. Costs and estimated earnings on long-term contracts and inventories increased in the aggregate by $10.7 million primarily due to the recent acquisitions, General Motors contract to design and build an EMC test complex, and safety stock related to the West Coast plant consolidation. Accounts payable and accrued expenses increased by $1.8 million mainly due to the recent acquisitions offset by the payments related to the September 30, 1999 divestiture of SEI.

Net cash provided by operating activities was $5.6 million in the first nine months of fiscal 2000 compared to $7.4 million in the same period of fiscal 1999. The cash provided by operating activities in fiscal 2000 was positively impacted by the Company's recent acquisitions which was offset by divestiture related (SEI) payments and the above mentioned inventory requirements.

Net cash used by investing activities was $36.0 million in the first nine months of fiscal 2000 compared to $6.6 million in the same period of fiscal 1999. The increase in net cash used by investing activities is mainly due to the acquisitions of Lindgren, Eaton Space Products and Holaday.

Capital expenditures were $7.8 million in the first nine months of fiscal 2000 compared with $6.6 million in the comparable period of fiscal 1999. Major expenditures in the current period included manufacturing equipment used in the filtration / fluid flow business.

On April 11, 2000, the Company entered into a new $75 million reducing revolving credit facility replacing its previous $40 million credit facility. The revolving credit facility is available for direct borrowings and/or the issuance of letters of credit. The maturity of the new bank credit facility is April 11, 2005. The new credit facility is provided by a group of five banks, led by Bank of America. At June 30, 2000, the Company had approximately $50 million available to borrow under the credit facility.

Cash flow from operations and borrowings under the bank credit facility are expected to provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

During the first nine months of fiscal 2000, the Company repurchased approximately 500,000 shares of ESCO common stock as part of its ongoing open market repurchase program. Since announcing the program in fiscal 1999, the Company has repurchased approximately 700,000 shares of the 1.3 million shares authorized under the current program. In June 2000, the Company initiated an odd lot buy back program which extends through August 2000. The Company anticipates that 25,000 shares will be repurchased under the program for a total cost of approximately $.5 million.

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

                            PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits.

   Exhibit
   Number

   3(a)   Restated Articles of Incorporation      Incorporated by reference to
                                                  Form 10-K for the fiscal year
                                                  ended September 30, 1999 at
                                                  Exhibit 3(a)

   3(b)   Amended Certificate of Designation,     Incorporated by reference to
          Preferences and Rights of Series A      Form 10-Q for the quarter
          Participating Cumulative Preferred      ended March 31, 2000
          Stock of the Registrant                 at Exhibit 4(e)

   3(c)   Articles of Merger effective
          July 10, 2000

   3(d)   Bylaws, as amended

   4(a)   Specimen Common Stock Certificate

   4(b)   Specimen Rights Certificate             Incorporated by reference to
                                                  Exhibit B to Exhibit 4.1 to
                                                  the Registrant's Current
                                                  Report on Form 8-K dated
                                                  February 3, 2000

   4(c)   Rights Agreement dated as of            Incorporated by reference to
          September 24, 1990 (as amended and      Current Report on Form 8-K
          restated as of February 3, 2000)        dated February 3, 2000, at
          between the Registrant and              Exhibit 4.1
          ChaseMellon Shareholder Services,
          L.L.C., as Rights Agent

   4(d)   Credit Agreement dated as of April 11,
          2000, among the Registrant,
          Bank of America, N.A., as agent,
          and the lenders listed therein

   27     Financial Data Schedule


b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 2000.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ESCO TECHNOLOGIES INC.


                                       /s/ Gary E. Muenster
                                       -----------------------------------------
                                       Gary E. Muenster
                                       Vice President and
                                       Corporate Controller
                                       (As duly authorized officer
                                       and principal accounting
                                       officer of the registrant)

Dated: August 14, 2000