Form 10-K405
period 2000-09-30
ESCO TECHNOLOGIES INC
filed 2000-12-22
CIK 866706

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                       ----------------------------------

                                    FORM 10-K


     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2000

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period          to
                                                   ----------  ----------

                         Commission file number: 1-10596

                             ESCO Technologies Inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       Missouri                                 43-1554045
             (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
           OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

               8888 Ladue Road, Ste. 200
                 St. Louis, Missouri                           63124-2056
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


    Common Stock, par value $0.01 per                     New York Stock
                share                                     Exchange, Inc.

    Preferred Stock Purchase Rights                       New York Stock
                                                          Exchange, Inc.




                            (Cover page 1 of 2 pages)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                         ---  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. [X]

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of close of business on December 19, 2000: $224,246,425*


           * For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.


Number of shares of Common Stock outstanding at December 19, 2000: 12,297,846


                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the registrant's Annual Report to Stockholders for fiscal year ended September 30, 2000 (the "2000 Annual Report") (Parts I and II).

2. Portions of the registrant's Proxy Statement dated December 11, 2000 (Part III).



















                            (Cover page 2 of 2 pages)

                             ESCO TECHNOLOGIES INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K



Item       Description                                                                         Page
----       -----------                                                                         ----
Part I

  1.       Business.......................................................................      1

                  The Company.............................................................      1
                  Products................................................................      1
                  Marketing and Sales.....................................................      3
                  Intellectual Property...................................................      4
                  Backlog.................................................................      4
                  Purchased Components and Raw Materials..................................      4
                  Competition.............................................................      4
                  Research and Development................................................      5
                  Environmental Matters...................................................      5
                  Government Contracts....................................................      5
                  Employees...............................................................      6
                  Financing...............................................................      6
                  History of the Business.................................................      6
                  Forward-Looking Information.............................................      6

  2.       Properties.....................................................................      7

  3.       Legal Proceedings..............................................................      8

  4.       Submission of Matters to a Vote of Security Holders............................      8

Executive Officers of the Registrant......................................................      9


Part II

  5.       Market for the Registrant's Common Equity and Related
           Stockholder Matters............................................................      9

  6.       Selected Financial Data........................................................      9

  7.       Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................................     10

 7A.       Quantitative and Qualitative Disclosures About Market Risk.....................     10

  8.       Financial Statements and Supplementary Data....................................     10

  9.       Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................................     10



                                       I



Item       Description                                                                        Page
----       -----------                                                                        ----

Part III

10.        Directors and Executive Officers of the Registrant.............................     10

11.        Executive Compensation.........................................................     10

12.        Security Ownership of Certain Beneficial Owners and Management.................     10

13.        Certain Relationships and Related Transactions.................................     10


Part IV

14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............     11

SIGNATURES ...............................................................................     15

INDEX TO EXHIBITS ........................................................................     16


                                       II

ITEM 1. BUSINESS

THE COMPANY

       ESCO Technologies Inc. ("ESCO") is a producer of engineered products and systems for industrial and commercial applications sold to customers world-wide. ESCO operates in four industry segments which, together with the operating subsidiaries within each segment, are as follows:

       Filtration/Fluid Flow:

       PTI Technologies Inc.
       PTI Advanced Filtration Inc.
       PTI Technologies Limited
       Filtertek Inc.
       Filtertek BV
       Filtertek de Puerto Rico, Inc.
       Filtertek do Brazil
       Filtertek SA
       VACCO Industries ("VACCO")
       ESCO Electronica De Mexico, S.A. de C.V.

       Test:

       EMC Test Systems, L.P. ("ETS")
       The Curran Company, d/b/a Lindgren R.F. Enclosures, Inc. ("Lindgren") Rayproof Ltd.
       Euroshield OY
       Holaday Industries, Inc. ("Holaday")

       Communications:

       Distribution Control Systems, Inc. ("DCSI")
       Distribution Control Systems Caribe, Inc. ("DCSI-Caribe")
       Comtrak Technologies, L.L.C. ("Comtrak")

       Other:

       Rantec Power Systems Inc. ("Rantec")

       The above operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below, and are subsidiaries of ESCO Technologies Holding Inc., a wholly-owned direct subsidiary of ESCO. ESCO and its direct and indirect subsidiaries are hereinafter referred to collectively as the "Company". The Company's businesses are subject to a number of risks and uncertainties, including without limitation those discussed below. See "Management's Discussion and Analysis" appearing in the 2000 Annual Report.


PRODUCTS

       The Company's products are described below. See Note 11 of the Notes to Consolidated Financial Statements in the 2000 Annual Report, which Note is herein incorporated by reference.


                              FILTRATION/FLUID FLOW

       The Company's Filtration/Fluid Flow segment accounted for approximately 61% of the Company's total revenues in fiscal year 2000.

       PTI Technologies Inc., PTI Advanced Filtration Inc. and PTI Technologies Limited develop and manufacture a wide range of filtration products. PTI Technologies Inc. is a leading supplier of filters to the commercial aerospace and industrial markets. The industrial business also includes the supply of filtration products for process and mobile fluid power applications. PTI Advanced Filtration Inc. produces microfiltration products for applications in microelectronic, food and beverage, and pharmaceutical markets. Membrane separation products and systems are also produced by PTI Advanced Filtration Inc. for use in the dairy industry and industrial coatings applications. PTI Technologies Limited manufactures and distributes filter products primarily in the European industrial marketplace. In fiscal year 1998, PTI Technologies Inc. formed a joint venture in India, known as SANMAR-PTI Filters Limited, with SANMAR Engineering Corporation to manufacture and sell filtration products in India and other international markets. VACCO and PTI Technologies Inc. develop and manufacture industrial filtration elements and systems primarily used within the petrochemical and nuclear industries, where a premium is placed on superior performance in very harsh environments. VACCO supplies flow control products to the aerospace industry for use in aircraft, satellite propulsion systems, satellite launch vehicles and the space shuttle. VACCO also uses its etched disc technology to produce quiet valves and manifolds for U.S. Navy and severe service industrial applications.


       All of the Filtertek entities listed above under "THE COMPANY" are hereinafter collectively referred to as "Filtertek". Filtertek develops and manufactures a broad range of high-volume filtration products at its facilities in North America, South America and Europe. Filtertek's products, which are centered around its insert injection-molding technology wherein a filter medium is inserted into the tooling prior to injection-molding of the filter housing, have widespread applications in the medical and health care markets, automotive fluid system market, and other commercial and industrial markets. Typical Filtertek customers may require daily production of many thousands of units, at very high levels of quality, that are generally produced in highly-automated manufacturing cells. Many of Filtertek's products are produced utilizing patented technology or incorporate proprietary product or process design, or both. Filtertek's products are typically supplied to original equipment manufacturers under long-term contracts. In fiscal year 2000, Filtertek introduced a number of new products including automotive power steering, suspension and brake reservoir filters, medical filtration devices and industrial products, such as spray painting filters.


                                      TEST

       The Company's Test segment accounted for approximately 21% of the Company's total revenues in fiscal year 2000.

       ETS designs and manufactures electromagnetic compatibility ("EMC") test equipment. It also supplies controlled radio frequency testing environments (anechoic chambers), shielded rooms for high security data processing and secure communication, and electromagnetic absorption materials. ETS's products include antennas, antenna masts, turntables, current probes, field probes, TEM (transverse electromagnetic) cells, GTEM (gigahertz transverse electromagnetic) cells, microwave absorber, calibration equipment and other test accessories required to do EMC testing. ETS also provides all the design, program management and integration services required to supply customers with turnkey EMC solutions. In fiscal year 1999, ETS was awarded a contract by General Motors, valued at more than $20 million, to design and equip an EMC test facility. Revenues from this contract amounted to approximately 21% of total revenues for the Test segment in fiscal year 2000. It is expected that in fiscal year 2001 revenues from this contract will constitute approximately 5% of total revenues for the Test segment. This project is expected to be completed in fiscal year 2001.

       Lindgren designs, manufactures, installs and services electromagnetic ("EM") shielding systems used by manufacturers of medical equipment, communications systems and electronic products. Lindgren's products include shielding for magnetic resonance imaging ("MRI") rooms, shielded test enclosures, RF filters, fiber optic interface components and a line of proprietary doors designed specifically for EM isolation, containment and measurement applications. Lindgren also supplies shielded rooms for high security data processing and secure communications.

       Euroshield OY designs and manufactures a broad range of modular shielding systems and shielded doors, some of which are proprietary, for the world market. It also provides the design, program management and integration services to supply the European market with turnkey EMC solutions.

       Holaday designs and manufactures specialty measurement probes for use in broadband and EMC test, health and safety, and microwave detection products. Holaday's products include probes, meters, analysis software, personal protection equipment and components used by original equipment manufacturers and service professionals. Holaday also performs calibration certification services for its probes and meters.


                                 COMMUNICATIONS

       In fiscal year 2000, approximately 14% of the Company's total revenues was derived from its Communications segment.

       DCSI is a leading manufacturer of two-way power line communication systems for the utility industry. These systems provide electric utilities with a patented communication technology for automatic meter reading capabilities, demand-side management and distribution automation (the TWACS(R) system). During fiscal year 2000, DCSI (through its subsidiary, DCSI-Caribe) received substantial revenue from shipments of an automatic meter reading ("AMR") system to the Puerto Rico Electric Power Authority ("PREPA") under a multi-year contract signed in fiscal year 1998. Revenue from this contract amounted to approximately 46% of total Communications segment revenues in fiscal year 2000, and is expected to constitute approximately 40% to 45% of total segment revenues in fiscal year 2001. This contract will expire in fiscal year 2001; however, PREPA has recently awarded DCSI-Caribe a follow-on contract running from fiscal 2001 to fiscal 2004 which has a value of approximately $50 million. The loss of this contract, which is not anticipated, would have a material adverse effect on the Communications segment. During 1999, DCSI was chosen to supply the first phase of an AMR project to Wisconsin Public Service Co. ("WPS") which covers roughly 17% of WPS' customer base. DCSI anticipates possible expansion of this system in fiscal years 2001-2003.

       Comtrak has developed an advanced video security monitoring system, which has applications in commercial and industrial security systems. Currently, Comtrak is working jointly with ADT Security Services, Inc., who is selling this system under its SecurVision(R) trademark to a variety of markets.


                                      OTHER

       The Company's Other products segment represented approximately 4% of the Company's total revenues in fiscal year 2000. On February 18, 2000, ESCO completed the sale of its Rantec microwave antenna business.

       Rantec designs and manufactures high voltage and low voltage power supplies, DC to DC converters and power systems, which are marketed to a broad range of customers worldwide. Applications include medical and avionics CRT displays, as well as ground-based, shipboard and airborne power systems for a wide variety of military platforms. Rantec has continued its development of state-of-the art, patented, miniature high voltage technology, which provides the same basic functions of today's high voltage power supplies and reduces package size by 80%. These products are well suited for a broad range of display applications, from hand-held devices and notebook computers to helmet-mounted displays and military avionics. Additionally, Rantec has continued to develop its line of High Density DC to DC converters increasing power densities and developing unique application-specific models that distinguish this product line in this market segment.


MARKETING AND SALES

       The following comments relate to the Company's business in general:

       The Company's products generally are distributed to customers through a domestic and foreign network of distributors, sales representatives and factory salespersons. Utility communication systems are primarily sold directly to the electric utilities.

       International sales (excluding sales of ESCO's former Systems & Electronics Inc. ("SEI") subsidiary which was sold on September 30, 1999) accounted for approximately 23%, 13% and 14% of the Company's total sales in the fiscal years ended September 30, 2000, 1999 and 1998, respectively. The increase in fiscal year 2000 was primarily due to increased sales at ETS and Filtertek and the acquisition of Lindgren. See Note 11 of the Notes to Consolidated Financial Statements in the 2000 Annual Report. Historically, the majority of these international sales involved defense products. With the divestiture of SEI, international sales are now derived primarily from industrial and commercial products.

       The Company's international sales are subject to risks inherent in foreign commerce, including currency fluctuations and devaluations, the risk of war, changes in foreign governments and their policies, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and litigating with foreign customers.

       The Company's defense products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities, as well as to international customers. Excluding SEI results, direct and indirect sales to the U.S. Government accounted for approximately 8%, 10% and 15% of the Company's total sales in the fiscal years ended September 30, 2000, 1999 and 1998, respectively. See Note 11 of the Notes to Consolidated Financial Statements in the 2000 Annual Report, which Note is herein incorporated by reference.


INTELLECTUAL PROPERTY

       The Company owns or has other rights in various forms of intellectual property (i.e., patents, trademarks, service marks, copyrights, mask works, trade secrets and other items). As a major supplier of engineered products to growing industrial and commercial markets, the Company emphasizes developing intellectual property and protecting its rights therein. An increasing number of the Company's products are based on patented or otherwise proprietary technology that sets them apart from the competition. The Company believes that this emphasis better positions the Company to secure new business and protect existing business. Although the Company considers its patents and other intellectual property to be of significant value in its operations, none of its business segments is materially dependent on any single patent, group of patents or other intellectual property.


BACKLOG

       The backlog of firm orders was approximately $145.4 million at September 30, 2000 and approximately $142.9 million at September 30, 1999. As of September 30, 2000, it is estimated that: (i) commercial business accounted for approximately 92% of the firm orders and defense business accounted for approximately 8%, and (ii) domestic customers accounted for approximately 76% of the firm orders and international customers accounted for approximately 24%. Of the total backlog of orders at September 30, 2000, approximately 94% is expected to be completed in the fiscal year ending September 30, 2001.

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

COMPETITION

       The following comments apply to each of the Company's four segments: The Company faces intense competition from a large number of firms for nearly all of its products. Although the Company is a leading supplier in several of the markets it serves, and is the global leader in the EM shielding market, the Company maintains a relatively small share of the business in many of the markets in which it participates. Because of the specialized nature of the Company's products, it is impossible to state precisely its competitive position with respect to its products. Substantial efforts are required in order to maintain existing business levels. In the Company's major served markets, competition is driven primarily by quality, price, technology and delivery performance.

       Competition in the Company's major markets is broadly based and global in scope. Individual competitors range in size from annual revenues of less than $1 million to billion dollar enterprises, such as Pall Corporation, a major competitor in the filtration/fluid flow market. Competition can be particularly intense during periods of economic slowdown, a situation which the Company experienced in the past in some of its filtration/fluid flow markets.


RESEARCH AND DEVELOPMENT

       Research and development and the Company's technological expertise are important factors in the Company's business. Research and development programs are designed to develop technology for new products or to extend or upgrade the capability of existing products and to assess their commercial potential.

       The following information excludes expenses attributable to SEI. The Company performs research and development at its own expense, and also engages in research and development funded by customers. For the fiscal years ended September 30, 2000, 1999 and 1998, total Company-sponsored research and development expenses were approximately $6.2 million, $6.3 million and $4.5 million, respectively. Total customer-sponsored research and development expenses were approximately $4.0 million, $8.3 million and $10.2 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. The decrease in fiscal year 2000 for customer-sponsored research and development expenses was due to decreased activity at Filtertek and Rantec as well as the sale of the Rantec microwave antenna business. The decrease in fiscal year 1999 for such research and development expenses was due to decreased activity at Rantec, partially offset by an increase at Filtertek.


ENVIRONMENTAL MATTERS

       The Company is involved in various stages of investigation and cleanup relating to environmental matters. The most significant of these matters relates to a former Company facility located in Newbury Park, California. Textron, Inc. has indemnified the Company in respect of the cleanup expenses at that facility, which the Company formerly leased from a third party. It is very difficult to estimate the potential costs of such matters and the possible impact of these costs on the Company at this time due in part to: the uncertainty regarding the extent of pollution; the complexity of Government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of cost recovery; and in the case of off-site waste disposal facilities, the uncertain level of the Company's relative involvement and the possibility of joint and several liability with other contributors under applicable law. Based on information currently available, the Company does not believe that the aggregate costs involved in the resolution of any of its environmental matters will have a material adverse effect on the Company's financial statements.


GOVERNMENT CONTRACTS

       Sales related to defense contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government accounted for approximately 8% of Company total revenues in fiscal year 2000. These contracts are firm fixed price contracts under which work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the Company. All Government prime contracts and virtually all of the Company's subcontracts provide that they may be terminated at the convenience of the Government. Upon such termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs incurred and allocable to the contract (which do not include many ordinary costs of doing business in a commercial context) and an allowance for profit on the allowable costs incurred or adjustment for loss if completion of performance would have resulted in a loss. The Company is also normally entitled to reimbursement of the cost it incurs to prepare and to negotiate a settlement of the termination for convenience.


EMPLOYEES

       As of November 30, 2000, the Company employed approximately 2,275 persons.


FINANCING

       On April 11, 2000, the Company entered into a new $75 million revolving credit facility replacing its previous $40 million credit facility. The Company has the option to increase the credit facility to $100 million through April 11, 2002. The credit facility is available for direct borrowings and/or the issuance of letters of credit. The credit facility will mature and expire on April 11, 2005, and contains customary events of default, including change in control of the Company. The credit facility is provided by a group of five banks, led by Bank of America. Substantially all of the assets of the Company are pledged under the credit facility. See "Management's Discussion and Analysis--Capital Resources & Liquidity" in the 2000 Annual Report, and Note 7 of the Notes to Consolidated Financial Statements in the 2000 Annual Report, which Note is herein incorporated by reference.


HISTORY OF THE BUSINESS

       ESCO was incorporated in Missouri in August 1990 as a wholly-owned subsidiary of Emerson Electric Co. ("Emerson") to be the indirect holding company for several Emerson subsidiaries, which were primarily in the defense business. Ownership of ESCO and its subsidiaries was distributed on October 19, 1990 by Emerson to its shareholders through a special distribution .

       On September 30, 1999, ESCO sold 100% of the capital stock of SEI to Engineered Systems and Electronics, Inc. On February 18, 2000, the Company sold its Rantec microwave antenna business to Rantec Microwave Systems, Inc. On March 31, 2000, the Company purchased the assets of the Space Products business of Eaton Corporation located in El Segundo, California, and integrated this business into the Company's VACCO subsidiary.

       On April 9, 2000, the Company acquired the stock of The Curran Company (doing business as Lindgren R.F. Enclosures, Inc.) and Lindgren, Inc. (doing business through its subsidiary, Rayproof Ltd., located in England). On June 2, 2000, the Company acquired the stock of Holaday Industries, Inc.

       Effective July 10, 2000, ESCO changed its corporate name from ESCO Electronics Corporation to ESCO Technologies Inc.

       In December 1999, the Company sold property located in Riverhead, New York which had been retained after the divestiture of Hazeltine Corporation in 1996. Also, in September 2000, the Company sold property in Calabasas, California which was retained after the sale of the Rantec microwave antenna business.

FORWARD-LOOKING INFORMATION

       The statements contained in this Item 1. "Business" and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's future revenues, profitability, financial resources, utilization of net deferred tax assets, product mix, production and deliveries, market demand, product development, competitive position, impact of environmental matters and statements containing phrases such as "believes", "anticipates", "may", "could", "should", and "is expected to" are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: changing economic conditions in served markets; changes in customer demands; competition; intellectual property matters; integration of recently acquired businesses; delivery delays or defaults by customers; performance issues with key suppliers and subcontractors; and the Company's successful execution of internal operating plans.


ITEM 2. PROPERTIES

       The Company's principal buildings contain approximately 1,288,900 square feet of floor space. Approximately 681,900 square feet are owned by the Company and approximately 607,000 square feet are leased. Substantially all of the Company's owned properties are encumbered in connection with the Company's credit facility. See Item 1. "Business--Financing" and Note 7 of the Notes to Consolidated Financial Statements in the 2000 Annual Report. The principal plants and offices are as follows:


                                            SQ. FT.              LEASE
                              SIZE          OWNED/            EXPIRATION                PRINCIPAL USE
     LOCATION              (SQ. FT.)        LEASED                DATE                (INDUSTRY SEGMENT)
     --------              ---------        ------            -------------           ------------------


Oxnard, CA                 127,400          Leased              2-10-04         Management, Engineering and
                                                                                Manufacturing (Filtration/Fluid
                                                                                Flow)

Oxnard, CA                 125,000          Leased              3-21-04         Management, Engineering and
                                                                                Manufacturing (Filtration/Fluid
                                                                                Flow)

Patillas, PR               110,000          Owned                               Manufacturing (Filtration/Fluid
                                                                                Flow)

Durant, OK                 100,000          Owned                               Manufacturing (Test)

Hebron, IL                  99,800          Owned                               Management, Engineering and
                                                                                Manufacturing (Filtration/Fluid
                                                                                Flow)

Huntley, IL                 85,000          Owned                               Manufacturing (Filtration/Fluid
                                                                                Flow)

South El Monte, CA          80,800          Owned                               Management, Engineering and
                                                                                Manufacturing (Filtration/Fluid
                                                                                Flow)

Glendale Heights, IL        59,400          Leased              3-31-05         Management, Engineering and
                                                                (w/one 5-year   Manufacturing (Test)
                                                                and three 3-year
                                                                renewal options)

Stockton, CA                55,000          Leased              5/21/03         Manufacturing (Filtration/Fluid
                                                                (w/two 5-year   Flow)
                                                                renewal options)

Austin, TX                  50,000          Leased              1-20-02         Management, Engineering and
                                                                (w/one 5-year   Manufacturing (Test)
                                                                renewal option)

Stevenage, England          47,100          Leased              8-11-17         Management, Engineering and
                                                                (w/option to    Manufacturing (Test)
                                                                terminate on


                                                                8-12-07)

Los Osos, CA                40,000          Owned                               Management, Engineering and
                                                                                Manufacturing
                                                                                (Other Products)

Newcastle West,             37,000          Owned                               Manufacturing (Filtration/Fluid
Ireland                                                                         Flow)

St. Louis, MO               35,000          Owned                               Management, Engineering and
                                                                                Manufacturing (Communications)

Juarez, Mexico              34,400          Leased              12-31-01        Engineering and Manufacturing
                                                                (w/one 3-year   (Filtration/Fluid Flow)
                                                                renewal option)

Sheffield, England          33,500          Owned                               Management, Engineering and
                                                                                Manufacturing (Filtration/Fluid
                                                                                Flow)

Plailly, France             33,000          Owned                               Engineering and Manufacturing
                                                                                (Filtration/Fluid Flow)

Sao Paulo, Brazil           31,000          Leased              12-14-02        Manufacturing (Filtration/Fluid
                                                                                Flow)

Eden Prairie, MN            29,700          Leased              5-31-08         Engineering and Manufacturing
                                                                (option to      (Test)
                                                                terminate after
                                                                5-31-98)

Eura, Finland               27,800          Owned                               Management, Engineering and
                                                                                Manufacturing (Test)

Minocqua, WI                26,200          Leased              3-31-05         Manufacturing (Test)
                                                                (w/one 5-year,
                                                                and three 3-
                                                                year renewal
                                                                options)

St. Louis, MO               21,800          Leased              8-31-05         ESCO Headquarters
                                                                (w/two 5-year
                                                                renewal options)


     The Company believes its buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for the Company's current production requirements.


ITEM 3. LEGAL PROCEEDINGS

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT


     The following sets forth certain information as of December 13, 2000 with respect to ESCO's executive officers. These officers have been elected to terms which expire at the first meeting of the Board of Directors after the next annual meeting of stockholders.


     Name                  Age      Position(s)
     ----                  ---      -----------

Dennis J. Moore *          62       Chairman, President and Chief Executive Officer

Charles J. Kretschmer      44       Senior Vice President and Chief Financial Officer

Victor L. Richey, Jr.      43       Senior Vice President and Group Executive

Alyson S. Barclay          41       Vice President, Secretary and General Counsel


------------

* Also a director and Chairman of the Executive Committee of the Board of Directors.

     There are no family relationships among any of the executive officers and directors.

     Since October 1992, Mr. Moore has been Chairman, President and Chief Executive Officer of ESCO.

     Mr. Kretschmer was Vice President of ESCO from February 9, 1999 until October 11, 1999, Vice President and Chief Financial Officer from October 11, 1999 until October 1, 2000, and Senior Vice President and Chief Financial Officer since the latter date.

     Mr. Richey was Vice President, Administration of ESCO from May 7, 1998 until October 1, 2000, and Senior Vice President and Group Executive since the latter date.

     Ms. Barclay has been Vice President, Secretary and General Counsel of ESCO since October 11, 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated herein by reference to Note 8 of the Notes to Consolidated Financial Statements, "Common Stock Market Prices" and "Shareholders' Summary--Capital Stock Information" appearing in the 2000 Annual Report. A special cash distribution of $3.00 per share was paid to Stockholders in September 1996. No other cash dividends have been declared on the Common Stock, and ESCO does not anticipate, currently or in the foreseeable future, paying cash dividends on the Common Stock, although it reserves the right to do so to the extent permitted by applicable law and agreements. ESCO's dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at that time, based on ESCO's earnings and financial position and such other business considerations as the Board deems relevant.


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item, with respect to selected financial data, is incorporated herein by reference to "Five-Year Financial Summary" and
Note 2 of the Notes to Consolidated Financial Statements appearing in the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis" appearing in the 2000 Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis - Market Risk Analysis" appearing in the 2000 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company on pages 21 through 41 and the report thereon of KPMG LLP, independent certified public accountants, appearing on page 43 of the 2000 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in ESCO's Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 11, 2000 (the "2001 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this Form 10-K.

     Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement is hereby incorporated by reference.


ITEM  11.  EXECUTIVE COMPENSATION

     Information appearing under "Board of Directors and Committees" and "Executive Compensation" (except for the "Report of the Human Resources And Ethics Committee On Executive Compensation" and the "Performance Graph") in the 2001 Proxy Statement is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding beneficial ownership of shares of common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any five percent stockholders appearing under "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 2001 Proxy Statement is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information appearing under "Transactions With Management" in the 2001 Proxy Statement is hereby incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   Documents filed as a part of this report:

                1. The Consolidated Financial Statements of the Company on pages 21 through 41 and the Independent Auditors' Report thereon of KPMG LLP appearing on page 43 of the 2000 Annual Report.

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

                3.  Exhibits


                                                                         Filed Herewith or Incorporated by
 Exhibit                                                                 Reference to Document Indicated By
 Number                              Description                                       Footnote
 ------                              -----------                                       --------

        2           Stock Purchase Agreement dated as of August 23,      Incorporated by Reference, Exhibit 2 [1]
                    1999, as amended September 23, 1999 and September
                    30, 1999, among Engineered Systems and
                    Electronics, Inc., ESCO and Defense Holding Corp.

       3.1          Restated Articles of Incorporation                   Incorporated by Reference, Exhibit 3(a)[2]

       3.2          Amended Certificate of Designation, Preferences      Incorporated by Reference, Exhibit 4(e)[3]
                    and Rights of Series A Participating Cumulative
                    Preferred Stock of the Registrant

       3.3          Articles of Merger effective July 10, 2000           Incorporated by Reference, Exhibit 3(c)[4]

       3.4          Bylaws, as amended                                   Incorporated by Reference, Exhibit 3(d)[4]

       4.1          Specimen Common Stock Certificate                    Incorporated by reference, Exhibit 4(a)[4]

       4.2          Specimen Rights Certificate                          Incorporated by Reference, Exhibit
                                                                         B to Exhibit 4.1[5]

       4.3          Rights Agreement dated as of September 24, 1990      Incorporated by Reference, Exhibit 4.1[5]
                    (as amended and restated as of February 3, 2000)
                    between the Registrant and ChaseMellon Shareholder
                    Services, L.L.C., as Rights Agent

       4.4          Credit Agreement dated as of April 11, 2000, among   Incorporated by Reference, Exhibit 4(d)[4]
                    the Registrant, Bank of America, N.A., as agent,
                    and the lenders listed therein

       10.1         1990 Stock Option Plan*                              Incorporated by Reference,Exhibit 10.3 [6]



       10.2         Amendment to 1990 Stock Option Plan dated as of      Incorporated by Reference, Exhibit
                    September 4, 1996*                                   10(c)(ii) [7]

       10.3         Form of Incentive Stock Option Agreement*            Incorporated by Reference, Exhibit 10(g) [8]

       10.4         Form of Incentive Stock Option Agreement -           Incorporated by Reference, Exhibit 10(h) [8]
                    Alternative*

       10.5         Form of Non-Qualified Stock Option Agreement*        Incorporated by Reference, Exhibit 10(i) [8]

       10.6         Form of Split Dollar Agreement*                      Incorporated by Reference, Exhibit 10(j) [9]

       10.7         Form of Indemnification Agreement with each of       Incorporated by Reference, Exhibit 10(k) [9]
                    ESCO's directors.

       10.8         Stock Purchase Agreement dated as of August 20,      Incorporated by Reference, Exhibit 10(l) [10]
                    1992 by and between Textron, Inc. and ESCO

       10.9         Supplemental Executive Retirement Plan as amended    Incorporated by Reference, Exhibit 10(n) [11]
                    and restated as of August 2, 1993*

      10.10         Directors' Extended Compensation Plan*               Incorporated by Reference, Exhibit 10(o) [11]

      10.11         First Amendment to Directors' Extended
                    Compensation Plan*

      10.12         1994 Stock Option Plan*                              Incorporated by Reference [12]

      10.13         Amendment to 1994 Stock Option Plan dated as of      Incorporated by Reference, Exhibit
                    September 4, 1996*                                   10(m)(ii) [7]

      10.14 Amendment to section 8 of 1994 Stock Option Plan effective May 7, 1998*

      10.15         Form of Incentive Stock Option Agreement*

      10.16         Severance Plan*                                      Incorporated by Reference, Exhibit
                                                                         10(p)[13]

      10.17         Performance Compensation Plan dated as of August     Incorporated by Reference, Exhibit 10(q) [7]
                    2, 1993 (as amended and restated as of October 1,
                    1995)*

      10.18         1997 Performance Share Plan*                         Incorporated by Reference [14]

      10.19         Notice Of Award--stock award to executive officer*   Incorporated by Reference, Exhibit
                                                                         10(s)[15]

      10.20         1999 Stock Option Plan*                              Incorporated by Reference, Exhibit 4d[16]

      10.21         Amendment to section 6 of 1999 Stock





                    Option Plan effective May 4, 2000*

      10.22         Employment Agreement with Executive Officer*         Incorporated by Reference, Exhibit
                                                                         10(aa)[2]

      10.23         Employment Agreement with Executive Officer*[17]     Incorporated by Reference, Exhibit
                                                                         10(bb)[2]

      10.24         Executive Stock Purchase Plan*

      10.25         Notice of Award - stock award to executive officer*

         13 The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2000:
                           Five-Year Financial Summary (p. 44)
                           Management's Discussion and  Analysis
                           (pgs. 12-20)
                           Consolidated Financial Statements (pgs.
                           21-41) and Independent Auditors' Report (p. 43)
                           Shareholders' Summary--Capital Stock
                           Information (p. 45)
                           Common Stock Market Prices (p. 44)

        21          Subsidiaries of ESCO

        23          Independent Auditors' Consent

        27          Financial Data Schedule


---------------


       [1] Incorporated by reference to Current Report on Form 8-K--date of earliest event reported: September 30, 1999, at the Exhibit indicated.

       [2] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1999, at the Exhibit indicated.

       [3] Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2000, at the Exhibit indicated.

       [4] Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2000, at the Exhibit indicated.

       [5] Incorporated by reference to Current Report on Form 8-K dated February 3, 2000, at the Exhibit indicated.

       [6] Incorporated by reference to Registration Statement on Form 10, as amended on Form 8 filed September 27, 1990, at the Exhibit indicated.

       [7] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996, at the Exhibit indicated.

       [8] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1990, at the Exhibit Indicated.

       [9] Incorporated by reference to Form l0-K for the fiscal year ended September 30, l991, at the Exhibit indicated.

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

       [14] Incorporated by reference to Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 6, 1996.

       {15] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1997, at the Exhibit indicated.

       [16] Incorporated by reference to Form S-8 Registration Statement filed December 17, 1999, at the Exhibit indicated.

       [17] Identical Employment Agreements between ESCO and executive officers Alyson S. Barclay and Victor L. Richey, Jr., except that in the case of Ms. Barclay the minimum annual salary is $94,000.

       * Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this Part IV.


       (b) No report on Form 8-K was filed during the quarter ended September 30, 2000.

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

                                                ESCO TECHNOLOGIES INC.

                                                By (s)  D. J. Moore
                                                   -----------------------------
                                                        D.J. Moore
                                                        Chairman, President and
                                                        Chief Executive Officer

Dated: December 19, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below effective December 19, 2000, by the following persons on behalf of the registrant and in the capacities indicated.


              SIGNATURE                                                 TITLE
              ---------                                                 -----


 (s) D. J. Moore                                              Chairman, President, Chief
----------------------------------------------                Executive Officer and Director
 D.J. Moore

 (s) C.J. Kretschmer                                          Sr. Vice President and Chief
----------------------------------------------                Financial Officer
 C.J. Kretschmer


 (s) G.E. Muenster                                            Vice President and Principal
----------------------------------------------                Accounting Officer
 G.E. Muenster


 (s) W.S. Antle III                                           Director
----------------------------------------------
 W.S. Antle III


 (s) J.J. Carey                                               Director
----------------------------------------------
 J.J. Carey


 (s) J.M. McConnell                                           Director
----------------------------------------------
 J.M. McConnell


 (s) L.W. Solley                                              Director
----------------------------------------------
 L.W. Solley


 (s)J.M. Stolze                                               Director
----------------------------------------------
 J.M. Stolze


 (s) D.C. Trauscht                                            Director
----------------------------------------------
 D.C. Trauscht


                                INDEX TO EXHIBITS


Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.


Exhibit No.         Exhibit
-----------         -------



10.11               First Amendment to Directors' Extended Compensation Plan


10.14               Amendment to section 8 of 1994 Stock Option Plan effective May 7, 1998

10.15               Form of Incentive Stock Option Agreement


10.21               Amendment to section 6 of 1999 Stock Option Plan effective May 4, 2000

10.24               Executive Stock Purchase Plan

10.25               Notice of Award -- stock award to executive officer

13 The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2000:

                           Five-year Financial Summary (p. 44)
                           Management's Discussion and Analysis (pgs. 12-20)
                           Consolidated Financial Statements (pgs. 21-41) and Independent
                           Auditors' Report (p. 43)
                           Shareholders' Summary--Capital Stock Information (p. 45)
                           Common Stock Market Prices (p. 44)


21                  Subsidiaries of ESCO

23                  Independent Auditors' Consent

27                  Financial Data Schedule


See Item 14(a)3 for a list of exhibits incorporated by reference