Form 10-Q
period 2000-12-31
ESCO TECHNOLOGIES INC
filed 2001-02-09
CIK 866706

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                             -----    -----

                         COMMISSION FILE NUMBER 1-10596


                             ESCO TECHNOLOGIES INC.

             (Exact name of registrant as specified in its charter)


MISSOURI                                                              43-1554045
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

8888 LADUE ROAD, SUITE 200                                            63124-2090
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

The number of shares of the registrant's stock outstanding at January 31, 2001 was 12,326,726.



















                             Page 1 of a total of 10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                           ------------
                                                                                    2000                 1999
                                                                                    ----                 ----
Net sales                                                                         $ 82,871              65,865
                                                                                  --------             -------
Costs and expenses:
   Cost of sales                                                                    57,626              46,237
   Selling, general and administrative expenses                                     16,765              13,752
   Interest (income) expense                                                            81                (151)
   Other, net                                                                        1,911               1,591
   Gain on sale of property                                                              -              (2,239)
                                                                                  --------             -------
         Total costs and expenses                                                   76,383              59,190
                                                                                  --------             -------
Earnings before income taxes                                                         6,488               6,675
Income tax expense                                                                   2,510               1,619
                                                                                  --------             -------
Net earnings                                                                      $  3,978               5,056
                                                                                  ========             =======


Earnings per share:

  Net earnings                                       - Basic                      $    .32                 .41
                                                     - Diluted                         .31                 .40
                                                                                  ========             =======







See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   December 31,       September 30,
                                                                                       2000               2000
                                                                                      -------            -------
ASSETS                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                                         $  8,245              5,620
   Accounts receivable, less allowance for doubtful
      accounts of $1,291 and $1,309, respectively                                      56,267             58,982
   Costs and estimated earnings on long-term
      contracts, less progress billings of
      $18,256 and $15,139, respectively                                                 6,209              6,141
   Inventories                                                                         44,974             44,457
   Other current assets                                                                 4,049              3,009
                                                                                     --------           --------
            Total current assets                                                      119,744            118,209
                                                                                     --------           --------
Property, plant and equipment, at cost                                                101,576             99,407
Less accumulated depreciation and amortization                                         39,695             36,844
                                                                                     --------           --------
            Net property, plant and equipment                                          61,881             62,563
Excess of cost over net assets of purchased
      businesses, less accumulated amortization
      of $10,116 and $9,245, respectively                                              91,468             90,997
Deferred tax assets                                                                    37,923             37,903
Other assets                                                                           20,845             21,461
                                                                                     --------           --------
                                                                                     $331,861            331,133
                                                                                     ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current
      maturities of long-term debt                                                   $  3,140              4,136
   Accounts payable                                                                    27,380             31,206
   Advance payments on long-term contracts, less costs
      incurred of $2,414 and $3,364, respectively                                       3,562              2,903
   Accrued expenses and other current liabilities                                      24,753             24,246
                                                                                     --------           --------
            Total current liabilities                                                  58,835             62,491
                                                                                     --------           --------
Other liabilities                                                                       8,644              8,610
Long-term debt                                                                            613                610
                                                                                     --------           --------
            Total liabilities                                                          68,092             71,711
                                                                                     --------           --------
Commitments and contingencies                                                              --                 --
Shareholders' equity:
   Preferred stock, par value $.01 per share,
      authorized 10,000,000 shares                                                         --                 --
   Common stock, par value $.01 per share, authorized
      50,000,000 shares; issued 13,228,335 and
      13,224,834 shares, respectively                                                     132                132
   Additional paid-in capital                                                         205,560            205,514
   Retained earnings since elimination of
      deficit at September 30, 1993                                                    73,518             69,542
   Accumulated other comprehensive loss                                                (4,520)            (4,766)
                                                                                     --------           --------
                                                                                      274,690            270,422
   Less treasury stock, at cost; 929,127
      and 956,527 common shares, respectively                                         (10,921)           (11,000)
                                                                                     --------           --------
            Total shareholders' equity                                                263,769            259,422
                                                                                     --------           --------
                                                                                     $331,861            331,133
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

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                             Three Months Ended
                                                                                                December 31,
                                                                                                ------------
                                                                                           2000             1999
                                                                                           ----             ----
Cash flows from operating activities:
   Net earnings                                                                         $ 3,978            5,056
   Adjustments to reconcile net earnings
     to net cash provided (used) by operating
     activities:
         Depreciation and amortization                                                    3,850            3,626
         Changes in operating working capital                                            (1,570)         (18,721)
         Other                                                                             (854)             (81)
                                                                                        -------         --------
           Net cash provided (used) by
            operating activities                                                          5,404          (10,120)
                                                                                        -------         --------
Cash flows from investing activities:
   Capital expenditures                                                                  (1,533)          (1,852)
                                                                                        -------         --------
     Net cash used by investing activities                                               (1,533)          (1,852)
                                                                                        -------         --------
Cash flows from financing activities:
   Net decrease in short-term borrowings                                                 (1,000)         (12,506)
   Proceeds from long-term debt                                                               -               80
   Principal payments on long-term debt                                                       7          (49,148)
   Purchases of common stock into treasury                                                 (266)          (4,613)
   Other                                                                                     13            2,182
                                                                                        -------         --------
     Net cash used by financing activities                                               (1,246)         (64,005)
                                                                                        -------         --------
Net increase (decrease) in cash and cash equivalents                                      2,625          (75,977)
Cash and cash equivalents, beginning of period                                            5,620           87,709
                                                                                        -------         --------
Cash and cash equivalents, end of period                                                $ 8,245           11,732
                                                                                        =======         ========




See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

      The results for the three month period ended December 31, 2000 are not necessarily indicative of the results for the entire 2001 fiscal year.


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

                                                        Three Months Ended
                                                           December 31,
                                                           ------------
                                                         2000           1999
                                                         ----           ----

      Weighted Average Shares
         Outstanding - Basic                            12,291         12,343
      Dilutive Options and
         Performance Shares                                389            246
                                                        ------         ------
      Adjusted Shares- Diluted                          12,680         12,589
                                                        ======         ======


      Options to purchase approximately 15,500 shares of common stock at a price of $19.22 per share and options to purchase 395,000 shares of common stock at approximately $11.44 - $19.22 were outstanding during the three month periods ended December 31, 2000 and 1999, respectively, but were not included in the respective computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire in various periods through 2010. Approximately 136,000 performance shares were outstanding but unearned at December 31, 1999, and therefore, were not included in the respective computation of diluted EPS.

3.    INVENTORIES

      Inventories consist of the following (dollars in thousands):

                                                                      December 31,               September 30,
                                                                          2000                       2000
                                                                          ----                       ----
      Finished goods                                                    $ 10,508                     8,709
      Work in process, including
          long-term contracts                                             15,995                    17,258
      Raw materials                                                       18,471                    18,490
                                                                        --------                   -------
               Total inventories                                        $ 44,974                    44,457
                                                                        ========                   =======


4.    COMPREHENSIVE INCOME

      Comprehensive income for the three-month periods ended December 31, 2000 and 1999 was $4.2 million and $4.4 million, respectively. The Company's comprehensive income and loss is impacted only by foreign currency translation adjustments.

5.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in four principal segments: Filtration/Fluid Flow, Test, Communications and Other.

     ($ in millions)                                                               Three Months ended
                                                                                      December 31,
                                                                                      ------------
     NET SALES                                                                 2000                    1999
     ---------                                                                 ----                    ----
     Filtration/Fluid Flow                                                    $44.2                    43.2
     Test                                                                      21.7                     8.7
     Communications                                                            14.3                    10.5
     Other                                                                      2.7                     3.5
                                                                              -----                    ----
     Consolidated totals                                                      $82.9                    65.9
                                                                              =====                    ====

     OPERATING PROFIT (LOSS)
     -----------------------
     Filtration/Fluid Flow                                                    $ 3.0                     3.4
     Test                                                                       2.4                      .7
     Communications                                                             3.7                     2.3
     Other                                                                      (.6)                    (.5)
                                                                              -----                    ----
     Consolidated totals                                                      $ 8.5                     5.9
                                                                              =====                    ====


     The Company evaluates the performance of its operating segments based on operating profit, which is defined as: net sales, less cost of sales, less other charges related to cost of sales and less SG&A expenses. Operating income as defined by generally accepted accounting principles would also include certain costs which are included in Other costs and expenses, net, as shown on the face of the consolidated statements of operations. These items include approximately $.4 million of miscellaneous consolidation costs related to the Filtration/Fluid Flow segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION




RESULTS OF OPERATIONS - Three months ended December 31, 2000 compared with three months ended December 31, 1999.

NET SALES

Net sales increased $17.0 million or 25.8% to $82.9 million for the first quarter of fiscal 2001 compared to net sales of $65.9 million for the first quarter of fiscal 2000 primarily due to the acquisitions of Lindgren, Holaday and the Eaton space products businesses in the second half of fiscal 2000.

Filtration/Fluid Flow

Net sales of $44.2 million in the first quarter of fiscal 2001 were $1 million higher than prior year sales of $43.2 million. The increase is primarily the result of the Eaton El Segundo, CA space products acquisition which contributed $1.9 million to sales in the first quarter of fiscal 2001. In addition, sales increases were seen in the aerospace aftermarket. Also, sales decreased by approximately $1.8 million primarily resulting from accelerated deliveries in the first quarter of fiscal 2000 in anticipation of Y2K computer issues.

Test

Net sales increased $13.0 million or 149% to $21.7 million in the first quarter of fiscal 2001 from $8.7 million for the first quarter of fiscal 2000. The large increase is primarily due to the Lindgren and Holaday acquisitions, which contributed approximately $12 million and $1.4 million, respectively, to sales in the first quarter of fiscal 2001.

Communications

Net sales of $14.3 million in the first quarter of fiscal 2001 were $3.8 million or 36.2% higher than the $10.5 million of sales recorded in the first quarter of fiscal 2000. The increase is the result of significantly higher shipments to the Puerto Rico Electric Power Authority (PREPA) and electric utility Cooperatives (Coops) to provide Automatic Meter Reading (AMR) systems.

Other

Sales were $2.7 million in the first quarter of fiscal 2001 and $3.5 million in the same period of fiscal 2000. The decrease is due to the sale of the Rantec microwave antenna business which occurred in February 2000. Rantec's microwave antenna business contributed approximately $1.5 million to sales during the first quarter to fiscal 2000.

ORDERS AND BACKLOG

Firm order backlog was $195.3 million at December 31, 2000, compared with $145.4 million at September 30, 2000. Orders totaling $136.1 million were received in the first quarter of fiscal 2001. In December 2000, the Company received a $50 million follow-on contract from PREPA. The deliveries under this contract begin in June 2001 and will be substantially completed by June 2004.

GROSS PROFIT

The gross profit margin was 30.5% in the first quarter of fiscal 2001 and 29.8% in the first quarter of fiscal 2000. The gross margin increased compared to the 2000 results primarily due to the fiscal 2000 acquisitions and favorable changes in sales mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 2001 were $16.8 million, or 20.2% of net sales, compared with $13.8 million, or 20.9% of net sales for the prior year period. The percentage decrease in 2001 is the result of favorable sales leverage achieved on the higher sales volume. The increase of $3 million in the first quarter of fiscal 2001 is mainly due to the fiscal 2000 acquisitions.

OPERATING PROFIT

Operating profit of $8.5 million (10.2% of sales) for the first quarter of fiscal 2001 increased $2.6 million or 44.3% from operating profit of $5.9 million (8.9% of sales) for the first quarter of fiscal 2000, mainly due to the acquisitions of Lindgren, Holaday and the Eaton El Segundo, CA space products business in the second half of fiscal 2000.

Filtration/Fluid Flow

Operating profit was $3.0 million in fiscal 2001 and $3.4 million in fiscal 2000. The current year was impacted by costs related to the consolidation of the El Segundo, CA Eaton space products business into the El Monte, CA facility, manufacturing inefficiencies resulting from temporary shortages of electricity in California, and significant price increases for electrical power. The integration of the El Segundo, CA business into the El Monte, CA facility will be completed in the second quarter of fiscal 2001.

Test

Operating profit of $2.4 million increased $1.7 million or 242.9% in fiscal 2001 over the $.7 million of operating profit in fiscal 2000. The increase is primarily due to the acquisitions of Lindgren and Holaday in the second half of fiscal 2000 which contributed approximately $1.3 million and $.3 million, respectively, of operating profit in the first quarter of fiscal 2001.

Communications

Operating profit of $3.7 million in fiscal 2001 was $1.4 million (60.9%) higher than the $2.3 million of operating profit in fiscal 2000. The large increase is the result of significantly higher shipments to PREPA and the Coops as described above.

Other

Operating loss was ($.6) million in fiscal 2001 and ($.5) million in fiscal 2000. The current period amount consists of $.3 million of operating profit related to Rantec Power Systems, offset by Corporate operating charges.

INTEREST EXPENSE (INCOME)

Interest expense was $.1 million in fiscal 2001 versus interest income of $.2 million in the first quarter of fiscal 2000 due to the fluctuations in net cash and net borrowings throughout the periods.

OTHER COSTS AND EXPENSES, NET

Other costs and expenses, net, were $1.9 million in the first quarter of fiscal 2001 compared to $1.6 million in fiscal 2000. The current year amounts are primarily comprised of goodwill amortization of $.9 million and patent amortization of $.4 million. The balance relates to miscellaneous costs. Amortization expense increased approximately $.4 million in the first quarter of fiscal 2001 compared to the prior period due to the fiscal 2000 acquisitions.

GAIN ON THE SALE OF PROPERTY

The $2.2 million gain in the first quarter of fiscal 2000 related to the sale of the Riverhead, New York property, used by the Company's former Hazeltine subsidiary. The property was sold for $2.6 million, consisting of $.5 million in cash and a $2.1 million interest-bearing, 18-month mortgage note receivable, due June 2001.

INCOME TAX EXPENSE

The effective income tax rate in the first quarter of fiscal 2001 was 38.7% compared to 24.3% in the first quarter of fiscal 2000. The prior period effective tax rate was favorably impacted by the $2.2 million gain on the sale of the Riverhead property which was sheltered from taxes by capital loss carryforwards. Excluding the gain on the sale of property, the effective income tax rate in the first quarter of fiscal 2000 was 36.5%, and included a settlement related to certain state tax liabilities. Management estimates the annual effective tax rate for fiscal 2001 to be approximately 39%.

FINANCIAL CONDITION

Working capital increased to $61.0 million at December 31, 2000 from $55.7 million at September 30, 2000. During the first three months of fiscal 2001, cash and cash equivalents increased by $2.6 million and accounts receivable decreased by $2.7 million as a result of the timing of sales and collections throughout the period. Accounts payable and accrued expenses decreased by $3.3 million due to timing of payments throughout the quarter.

Net cash provided by operating activities was $5.4 million in the first three months of fiscal 2001 compared to net cash used by operating activities of $10.1 million in the same period of fiscal 2000. The cash used by operating activities in fiscal 2000 was primarily due to payments related to the divestiture of the former Systems & Electronics, Inc. subsidiary and other working capital requirements.

Cash flow from operations and borrowings under the bank credit facility are expected to provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

Capital expenditures were $1.5 million in the first three months of fiscal 2001 compared with $1.9 million in the comparable period of fiscal 2000. Major expenditures in the current period included manufacturing equipment used in the filtration / fluid flow business.

On February 8, 2001, the Company approved a stock repurchase program. Under this program, the Company is authorized to purchase up to 1.3 million shares of its common stock in the open market, subject to market conditions and other factors, through September 30, 2003.



FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. Actual results may differ materially due to risks and uncertainties, which are described in the Company's Form 10-K for fiscal year 2000, and on page 45 of the 2000 Annual Report to Shareholders.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Based on the current debt structure, the exposure to interest rate risk is not material. The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. The Company hedges certain foreign currency commitments by purchasing foreign currency forward contracts.

                            PART II OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits.

     10.1     1994 Stock Option Plan Amended and Restated Effective October 16,
              2000
     10.2     1999 Stock Option Plan Amended and Restated Effective October 16,
              2000
     10.3     Form of Incentive Stock Option Agreement
     10.4     Form of Incentive Stock Option Agreement - Alternative
     10.5     Form of Incentive Stock Option Agreement - Alternative
     10.6     Form of Incentive Stock Option Agreement - Alternative
     10.7     Form of Nonqualified Stock Agreement
     10.8     Form of Nonqualified Stock Agreement - Alternative
     10.9     Form of Nonqualified Stock Agreement - Alternative

b)   Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K, dated November 14, 2000, during the quarter ended December 31, 2000 which reported "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" and "Item 9. Regulation FD Disclosure".




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ESCO TECHNOLOGIES INC.


                                             /s/ Gary E. Muenster
                                             --------------------
                                             Gary E. Muenster
                                             Vice President and
                                             Corporate Controller
                                             (As duly authorized officer
                                             and principal accounting
                                             officer of the registrant)

Dated:  February 9, 2001