Form 10-Q
period 2001-03-31
ESCO TECHNOLOGIES INC
filed 2001-05-11
CIK 866706

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

The number of shares of the registrant's stock outstanding at April 30, 2001 was 12,429,113.



















                             Page 1 of a total of 12

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                           Three Months Ended
                                                                 March 31,
                                                           ------------------
                                                             2001       2000
                                                             ----       ----

Net sales                                                  $ 86,905    70,062
                                                            -------    ------
Costs and expenses:
   Cost of sales                                             59,675    48,486
   Selling, general and administrative expenses              17,594    14,686
   Interest expense (income)                                      5      (157)
   Other, net                                                 2,643     1,449
                                                             ------    ------
         Total costs and expenses                            79,917    64,464
                                                             ------    ------
Earnings before income taxes                                  6,988     5,598
Income tax expense                                            2,701     2,081
                                                             ------    ------
Net earnings                                                $ 4,287     3,517
                                                             ======    ======


Earnings per share:

  Net earnings - Basic                                      $   .35       .29
               - Diluted                                        .34       .28
                                                             ======    ======







See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                          Six Months Ended
                                                              March 31,
                                                          ----------------
                                                          2001         2000
                                                        -------     --------

Net sales                                               169,777     135,927
                                                        -------     -------
Costs and expenses:
   Cost of sales                                        117,302      94,723
   Selling, general and administrative expenses          34,359      28,438
   Interest expense (income)                                 85        (308)
   Other, net                                             4,555       3,040
   Gain on sale of property                                 -        (2,239)
                                                        -------     --------
         Total costs and expenses                       156,301     123,654
                                                        -------     -------
Earnings before income taxes                             13,476      12,273
Income tax expense                                        5,211       3,700
                                                        -------     -------
Net earnings                                              8,265       8,573
                                                        -------     -------


      Earnings per share:
                            - Basic                     $   .67         .70
                            - Diluted                       .65         .68
                                                        =======     =======





See accompanying notes to consolidated financial statements

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                              March 31,         September 30,
                                                              2001                   2000
                                                            --------               -------
ASSETS                                                       (Unaudited)
Current assets:

   Cash and cash equivalents                                   $ 10,615              5,620
   Accounts receivable, less allowance for doubtful
      accounts of $883 and $1,309, respectively                  59,054             58,982
   Costs and estimated earnings on long-term
      contracts, less progress billings of
      $19,316 and $15,139, respectively                           6,190              6,141
   Inventories                                                   48,057             44,457
   Other current assets                                           6,465              5,086
                                                                -------            -------
            Total current assets                                130,381            120,286
                                                                -------            -------
Property, plant and equipment, at cost                          102,765             99,407
Less accumulated depreciation and amortization                   41,180             36,844
                                                                -------            -------
            Net property, plant and equipment                    61,585             62,563
Excess of cost over net assets of purchased
      businesses, less accumulated amortization
      of $10,973 and $9,245, respectively                        90,407             90,997
Deferred tax assets                                              35,022             37,903
Other assets                                                     18,714             19,384
                                                                -------            -------
                                                               $336,109            331,133
                                                                =======            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current
      maturities of long-term debt                             $      -              4,136
   Accounts payable                                              35,206             31,206
   Advance payments on long-term contracts, less costs
      incurred of $4,535 and $3,364, respectively                 1,825              2,903
   Accrued expenses and other current liabilities                22,148             24,246
                                                                -------            -------
            Total current liabilities                            59,179             62,491
                                                                -------            -------
Other liabilities                                                 8,669              8,610
Long-term debt                                                      754                610
                                                                -------            -------
            Total liabilities                                    68,602             71,711
                                                                -------            -------
Commitments and contingencies                                        --                 --
Shareholders' equity:
   Preferred stock, par value $.01 per share,
      authorized 10,000,000 shares                                   --                 --
   Common stock, par value $.01 per share, authorized
      50,000,000 shares; issued 13,277,680 and
      13,224,834 shares, respectively                               133                132
   Additional paid-in capital                                   205,974            205,514
   Retained earnings since elimination of
      deficit at September 30, 1993                              77,807             69,542
   Accumulated other comprehensive loss                          (5,508)            (4,766)
                                                                -------            -------
                                                                278,406            270,422
   Less treasury stock, at cost; 927,177
      and 956,527 common shares, respectively                   (10,899)           (11,000)
                                                                -------            -------
            Total shareholders' equity                          267,507            259,422
                                                                -------            -------
                                                               $336,109            331,133
                                                                =======            =======




See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                      Six Months Ended
                                                                         March 31,
                                                                     -----------------

                                                                     2001          2000
                                                                     ----          ----
Cash flows from operating activities:
   Net earnings                                                   $ 8,265         8,573
   Adjustments to reconcile net earnings
     to net cash provided (used) by operating
     activities:
         Depreciation and amortization                              7,756         7,046
         Changes in operating working capital                      (4,276)      (17,864)
         Other, including the effect of deferred taxes              1,963          (415)
                                                                  -------       -------
           Net cash provided (used) by operating activities        13,708        (2,660)
                                                                  -------       -------
Cash flows from investing activities:
   Capital expenditures                                            (4,492)       (4,360)
   Acquisition of business, less cash acquired                          -        (3,900)
                                                                  -------       -------
    Net cash used by investing activities                          (4,492)       (8,260)
                                                                  -------       -------
Cash flows from financing activities:
   Net decrease in short-term borrowings                           (4,000)      (12,506)
   Proceeds from long-term debt                                       108            80
   Principal payments on long-term debt                              (100)      (49,219)
   Purchases of common stock into treasury                           (266)       (5,765)
   Other                                                               37         2,549
                                                                  -------       -------
     Net cash used by financing activities                         (4,221)      (64,861)
                                                                  -------       -------
Net increase (decrease) in cash and cash equivalents                4,995       (75,781)
Cash and cash equivalents, beginning of period                      5,620        87,709
                                                                  -------       -------
Cash and cash equivalents, end of period                          $10,615        11,928
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

      The results for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results for the entire 2001 fiscal year.


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


                                    Three Months Ended          Six Months Ended
                                         March 31,                  March 31,
                                         ---------                  ---------

                                      2001        2000           2001      2000
                                      ----        ----           ----      ----
      Weighted Average Shares
          Outstanding - Basic        12,327      12,275         12,309    12,312
      Dilutive Options and
         Performance Shares             444         324            407       317
                                     ------      ------         ------    ------
      Adjusted Shares- Diluted       12,771      12,599         12,716    12,629
                                     ======      ======         ======    ======


      Options to purchase approximately 32,000 shares of common stock at a price of $21.44 per share and options to purchase 125,000 shares of common stock at approximately $12.91 - $19.22 were outstanding during the six month periods ended March 31, 2001 and 2000, respectively, but were not included in the respective computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire in various periods through 2011. Approximately 202,000 and 20,000 performance shares were outstanding but unearned at March 31, 2001 and 2000, respectively, and therefore, were not included in the respective computation of diluted EPS.

3.    INVENTORIES

      Inventories consist of the following (dollars in thousands):

                                              March 31,    September 30,
                                                2001           2000
                                                ----           ----

      Finished goods                           $ 11,570        8,709
      Work in process, including
          long-term contracts                    18,263       17,258
      Raw materials                              18,224       18,490
                                                 ------       ------
               Total inventories               $ 48,057       44,457
                                                 ======       ======


The increase in finished goods inventory at March 31, 2001 is predominantly to support the near term sales demand.

4.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended March 31, 2001 and 2000 was $3.3 million and $2.6 million, respectively. Comprehensive income for the six-month periods ended March 31, 2001 and 2000 was $7.5 million and $7.1 million, respectively. The Company's comprehensive income is impacted only by foreign currency translation adjustments.

5.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in four principal segments: Filtration/Fluid Flow, Test, Communications and Other.

     The Company evaluates the performance of its operating segments based on operating profit, which the Company defines as: net sales, less cost of sales, less other charges related to cost of sales and less SG&A expenses. In accordance with SFAS 131, the tables included in this section have been prepared using the Company's definition of operating profit. Operating profit, as defined by the Company, excludes certain costs which are included in Other costs and expenses, net, in the consolidated statements of operations, and which would be included in the determination of operating income as defined within generally accepted accounting principles. Approximately $0.9 million and $1.3 million of miscellaneous consolidation and restructuring costs, included in Other costs and expenses, net, are related to the Filtration/Fluid Flow segment for the three and six-month periods ended March 31, 2001, respectively.

     ($ in millions)                  Three Months ended      Six Months ended
                                           March 31,             March 31,
                                           ---------             ---------

   NET SALES                           2001      2000         2001       2000
   ---------                           ----      ----         ----       ----
   Filtration/Fluid Flow               $46.9     45.9         $91.1      89.0
   Test                                 22.4     10.3          44.0      19.0
   Communications                       14.6     10.7          29.0      21.2
   Other                                 3.0      3.2           5.7       6.7
                                       -----     ----        ------     -----
   Consolidated totals                 $86.9     70.1        $169.8     135.9
                                       =====     ====        ======     =====

   OPERATING PROFIT (LOSS)
   Filtration/Fluid Flow               $ 4.0      4.6         $ 7.0       8.0
   Test                                  2.3      1.2           4.7       1.9
   Communications                        3.6      2.1           7.3       4.4
   Other                                 (.3)    (1.0)          (.9)     (1.5)
                                       -----     ----        ------     -----
   Consolidated totals                 $ 9.6      6.9         $18.1     $12.8
                                       =====     ====        ======     =====

The Company is also presenting EBITDA by segment for informational purposes only. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization.

                                  Three Months ended           Six Months ended
                                       March 31,                   March 31,
                                       ---------                   ---------

   EBITDA                          2001       2000             2001        2000
   ------                          ----       ----             ----        ----
   Filtration/Fluid Flow           $ 5.1       6.4               9.9       12.0
   Test                              2.2       1.3               4.9        2.0
   Communications                    3.7       2.2               7.5        4.6
   Other                             (.1)     (1.0)             (1.0)        .4
                                   -----     -----             -----      -----
   Consolidated totals             $10.9     $ 8.9             $21.3      $19.0
                                   =====     =====             =====      =====





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

NET SALES
Net sales increased $16.8 million or 24.0% to $86.9 million for the second quarter of fiscal 2001 compared to net sales of $70.1 million for the second quarter of fiscal 2000 primarily due to the acquisitions of Lindgren, Holaday and the Eaton El Segundo, CA space products businesses in the second half of fiscal 2000.

Net sales of $169.8 million in the first six months of fiscal 2001 increased $33.9 million or 25.0% from net sales of $135.9 million for the first six months of fiscal 2000. The sales contribution from the fiscal 2000 acquisitions net of the fiscal 2000 divestiture of the Rantec Microwave business was $26.4 million during the first six months of fiscal 2001.

FILTRATION/FLUID FLOW
Net sales were $46.9 million and $45.9 million for the second quarter of fiscal 2001 and 2000, respectively. Net sales of $91.1 million for the first six months of fiscal 2001 increased $2.1 million or 2.4% from net sales of $89.0 million in the first six months of fiscal 2000. The increase in sales was mainly due to the Eaton El Segundo, CA space products acquisition as well as increases seen in the aerospace and microfiltration markets. These increases were partially offset by a decrease in sales in the automotive market.

TEST
Net sales increased $12.1 million or 117.5% to $22.4 million in the second quarter of fiscal 2001 from $10.3 million in the second quarter of fiscal 2000. Net sales of $44.0 million for the first six months of fiscal 2001 increased $25.0 million or 131.6% from $19.0 million for the first six months of fiscal 2000. The Lindgren and Holaday acquisitions contributed $12.1 million to sales in the second quarter of fiscal 2001 and $25.4 million for the first six months of fiscal 2001.

COMMUNICATIONS
For the second quarter of fiscal 2001, net sales were $14.6 million and were $3.9 million or 36.4% higher than the $10.7 million of sales recorded in the second quarter of fiscal 2000. Net sales of $29.0 million in the first six months of fiscal 2001 were $7.8 million or 36.8% higher than the $21.2 million of sales recorded in the first six months of fiscal 2000. The increase is the result of significantly higher shipments to the Puerto Rico Electric Power Authority (PREPA) and electric utility cooperatives (Coops) to provide Automatic Meter Reading (AMR) systems.

OTHER
Sales were $3.0 million in the second quarter of fiscal 2001 and $3.2 million in the same period of fiscal 2000. In the first six months of fiscal 2001, sales were $5.7 million compared to $6.7 million in the prior year period. The decrease is due to the sale of the Rantec microwave antenna business in

February 2000. Rantec's microwave antenna business contributed approximately $2.1 million to sales in fiscal 2000 prior to its divestiture.

ORDERS AND BACKLOG
Firm order backlog was $206.5 million at March 31, 2001, compared with $145.4 million at September 30, 2000. Orders totaling $230.8 million were received in the first six months of fiscal 2001. In December 2000, the Company's Communication segment received a $50 million follow-on contract from PREPA for additional AMR systems. The deliveries under this multi-year follow-on contract begin in June 2001.

GROSS PROFIT
The gross profit margin increased to 31.3% in the second quarter of fiscal 2001 from 30.8% in the second quarter of fiscal 2000. The gross profit margin was 30.9% in the first six months of fiscal 2001 and 30.3% in the first six months of fiscal 2000. The gross margin increased compared to the 2000 results due to the leverage associated with the increased sales and the results of the Company's completed and ongoing cost improvement initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the second quarter of fiscal 2001 were $17.6 million, or 20.2% of net sales, compared with $14.7 million, or 21.0% of net sales for the prior year period. $2.5 million of the SG&A increase in the second quarter of fiscal 2001 resulted from the fiscal 2000 acquisitions.

For the first six months of fiscal 2001, SG&A expenses were $34.4 million, or 20.2% of net sales, compared with $28.4 million, or 20.9% of net sales for the prior year period. The fiscal 2000 acquisitions contributed approximately $5.0 million to the increase in SG&A expenses. The percentage decrease in the first six months of fiscal 2001 is the result of leverage achieved on the higher sales volume.

OPERATING PROFIT
The Company evaluates the performance of its operating segments based on operating profit, which the Company defines as: net sales, less cost of sales, less other charges related to cost of sales and less SG&A expenses. Operating profit, as defined by the Company, excludes certain costs which are included in Other costs and expenses, net, in the consolidated statements of operations, and which would be included in the determination of operating income as defined within generally accepted accounting principles. Approximately $0.9 million and $1.3 million of miscellaneous consolidation and restructuring costs, included in Other costs and expenses, net, are related to the Filtration/Fluid Flow segment for the three and six-month periods ended March 31, 2001, respectively.

Operating profit increased $2.7 million to $9.6 million (11.1% of sales) for the second quarter of fiscal 2001 from operating profit of $6.9 million (9.8% of sales) for the second quarter of fiscal 2000. Operating profit of $18.1 million (10.7% of sales) for the first six months of fiscal 2001 increased $5.3 million or 41.4% from operating profit of $12.8 million (9.4% of sales) for the first six months of fiscal 2000. The fiscal 2000 acquisitions contributed approximately $3.3 million of operating profit for the first six months of fiscal 2001. Operating profit in the Company's Communication segment increased $2.9 million to $7.3 million for the first six months of fiscal 2001.

FILTRATION/FLUID FLOW
Operating profit was $4.0 million and $4.6 million in the second quarter of fiscal 2001 and 2000, respectively, and $7.0 million and $8.0 million in the first six months of fiscal 2001 and 2000, respectively. The current year was adversely impacted by costs related to the non-recurring consolidation of the Eaton space products business into the VACCO facility, and to a lesser extent, manufacturing inefficiencies resulting from temporary shortages of electricity in California, and price increases for electrical power. The integration of the Eaton El Segundo, CA business into VACCO was completed on March 31, 2001.

TEST
Operating profit increased $1.1 million or 91.7% to $2.3 million in the second quarter of fiscal 2001 over the $1.2 million of operating profit in the second quarter of fiscal 2000. Operating profit of $4.7 million increased $2.8 million or 147.4% in the first six months of fiscal 2001 over the $1.9 million of operating profit in fiscal 2000. Operating profit decreased as a percentage of sales to 10.3% for the second quarter of fiscal 2001 compared to 11.7% in the prior year quarter due to a lower contribution from the General Motors contract. The Lindgren and Holaday acquisitions contributed $3.3 million of operating profit in the first six months of fiscal 2001.

COMMUNICATIONS
Second quarter operating profit of $3.6 million in fiscal 2001 was $1.5 million or 71.4% higher than the $2.1 million of operating profit in the second quarter of fiscal 2000. For the first six months of fiscal 2001, operating profit increased $2.9 million or 65.9% to $7.3 million from $4.4 million in fiscal 2000. The increase is the result of significantly higher shipments of AMR equipment.

OTHER
Operating loss was ($.3) million and ($.9) million for the three and six-month periods ended March 31, 2001, respectively, compared to ($1.0) million and ($1.5) million for the respective prior year periods. Rantec Power Systems' operating profit was $.5 million and $.8 million for the three and six-month periods ended March 31, 2001, respectively, offset by Corporate operating charges.

INTEREST EXPENSE (INCOME)
Interest expense, net, was $.1 million for both the three and six-month periods ended March 31, 2001 versus interest income of $.2 million and $.3 million for the three and six-month periods ended March 31, 2000, respectively, due to the fluctuations in net cash and net borrowings throughout the periods.

OTHER COSTS AND EXPENSES, NET
Other costs and expenses, net, were $2.6 million and $4.6 million for the three and six-month periods ended March 31, 2001, respectively, compared to $1.4 million and $3.0 million for the three and six-month periods ended March 31, 2000, respectively. The amount for the first six months of fiscal 2001 included goodwill amortization of $1.7 million and patent amortization of $.8 million. The balance relates primarily to facility consolidation and related costs within the Filtration/Fluid Flow segment. Amortization expense increased approximately $.8 million in the first six months of fiscal 2001 compared to the prior period due to the fiscal 2000 acquisitions.

GAIN ON THE SALE OF PROPERTY
The $2.2 million gain in the first quarter of fiscal 2000 related to the sale of the Riverhead, New York property, used by the Company's former Hazeltine subsidiary. The property was sold for $2.6 million, consisting of $.5 million in cash and a $2.1 million interest-bearing, 18-month mortgage note receivable, due June 2001.

INCOME TAX EXPENSE
The second quarter fiscal 2001 effective income tax rate was 38.7% compared to 37.2% in the second quarter of fiscal 2000. The effective income tax rate in the first six months of fiscal 2001 was 38.7% compared to 30.1% in the prior year period. The prior period effective tax rate was favorably impacted by the $2.2 million gain on the sale of the Riverhead property which was sheltered from taxes by capital loss carryforwards. Excluding the gain on the sale of property, the effective income tax rate in the first six months of fiscal 2000 was 36.9%. Management estimates the annual effective tax rate for fiscal 2001 to be approximately 39%.

FINANCIAL CONDITION

Working capital increased to $71.2 million at March 31, 2001 from $57.8 million at September 30, 2000. During the first six months of fiscal 2001, cash and cash equivalents increased by $5.0 million. Inventories increased by $3.6 million as a result of the buildup of inventory during the period to support the near term sales demand. Short-term borrowings and current maturities of long-term debt decreased $4.1 million during the first six months of fiscal 2001.

Net cash provided by operating activities was $13.7 million in the first six months of fiscal 2001 compared to net cash used by operating activities of

$2.7 million in the same period of fiscal 2000. The cash used by operating activities in fiscal 2000 was primarily due to payments related to the divestiture of the former Systems & Electronics, Inc. subsidiary and other working capital requirements.


Cash flow from operations and borrowings under the bank credit facility are expected to provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

Capital expenditures were $4.5 million in the first six months of fiscal 2001 compared with $4.4 million in the comparable period of fiscal 2000. Major expenditures in the current period included manufacturing equipment used in the filtration / fluid flow business.

OTHER

On February 8, 2001, the Company formally approved a stock repurchase program. Under this program, the Company is authorized to purchase up to 1.3 million shares of its common stock in the open market, subject to market conditions and other factors, through September 30, 2003.


FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: changing economic conditions in served markets; changes in customer demands; electricity shortages; competition; intellectual property matters; consolidation of internal operations; integration of recently acquired businesses; delivery delays or defaults by customers; performance issues with key suppliers and subcontractors; and the Company's successful execution of internal operating plans.


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

                            PART II OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Company's shareholders was held on Thursday, February 8, 2001, to vote on the election of two directors and approval of the 2001 Stock Incentive Plan. The voting for directors was as follows:

                                                               Broker
                               For            Withheld        Non-Votes
                            ----------       -----------      ---------
         D. J. Moore        11,056,628          64,604            0
         J. M. Stolze       11,057,425          63,807            0

The terms of J. M. McConnell, D. C. Trauscht, W. S. Antle, and L. W. Solley continued after the meeting. The voting on the 2001 Stock Incentive Plan was as follows:

                                                              Broker
           For              Against        Abstentions       Non-Votes
           ---              -------        -----------       ---------
         9,923,569          914,652          283,011                 0

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits

         Exhibit
         Number

         3(a)          Restated Articles of Incorporation     Incorporated by reference to Form
                                                              10-K for the fiscal year ended
                                                              September 30, 1999 at Exhibit 3(a)

         3(b)          Amended Certificate of Designation     Incorporated by reference to
                       Preferences and Rights of Series A     Form 10-Q for the quarter
                       Participating Cumulative Preferred     ended March 31, 2000 at
                       Stock of the Registrant                Exhibit 4(e)

         3(c)          Articles of Merger effective           Incorporated by reference to Form
                       July 10, 2000                          10-Q for the fiscal quarter ended
                                                              June 30, 2000 at Exhibit 3(c)

         3(d)          Bylaws, as amended                     Incorporated by reference to Form
                                                              10-Q for the fiscal quarter ended
                                                              June 30, 2000 at Exhibit 3(d)

         4(a)          Specimen Common Stock Certificate      Incorporated by reference to Form
                                                              10-Q for the fiscal quarter ended
                                                              June 30, 2000 at Exhibit 4(a)

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

         4(d)          Amended and Restated Credit            Filed herewith
                       Agreement dated as of February
                       28, 2001 among the Registrant, Bank
                       of America, N.A., as agent, and the
                       lenders listed therein

         10            2001 Stock Incentive Plan              Incorporated by reference to
                                                              Schedule 14A; filed on
                                                              December 12, 2000, at
                                                              Exhibit B

b)       Reports on Form 8-K.

         There were no reports on Form 8-K filed during the quarter ended March 31, 2001.





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

Dated:  May 11, 2001