Form 10-Q
period 2001-06-30
ESCO TECHNOLOGIES INC
filed 2001-08-13
CIK 866706

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

        Registrant's telephone number, including area code:(314) 213-7200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

The number of shares of the registrant's stock outstanding at July 31, 2001 was 12,483,772.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                   Three Months Ended
                                                                        June 30,
                                                                 --------------------
                                                                    2001        2000
                                                                 ----------  --------


                     Net sales                                     $87,862      79,235
                                                                   -------      ------
                     Costs and expenses:
                        Cost of sales                               59,847      54,536
                        Selling, general and administrative
                          expenses                                  18,329      16,750
                        Interest expense                                51         209
                        Other, net                                   2,273       1,873
                                                                   -------      ------
                              Total costs and expenses              80,500      73,368
                                                                   -------      ------
                     Earnings before income taxes                    7,362       5,867
                     Income tax expense                              2,805       2,159
                                                                   -------      ------
                     Net earnings                                  $ 4,557       3,708
                                                                   =======      ======


                     Earnings per share:

                       Net earnings - Basic                        $    .37        .30
                                  - Diluted                             .35        .29
                                                                   ========     ======


See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                       Nine Months Ended
                                                                           June 30,
                                                                    ---------------------
                                                                       2001        2000
                                                                    ----------    -------


                        Net sales                                    $ 257,639    215,162
                                                                     ---------    -------
                        Costs and expenses:
                           Cost of sales                               177,149    149,259
                           Selling, general and administrative
                             expenses                                   52,688     45,188
                           Interest expense (income)                       136        (99)
                           Other, net                                    6,828      4,913
                           Gain on sale of property                          -     (2,239)
                                                                     ---------    -------
                                 Total costs and expenses              236,801    197,022
                                                                     ---------    -------
                        Earnings before income taxes                    20,838     18,140
                        Income tax expense                               8,016      5,860
                                                                     ---------    -------
                        Net earnings                                 $  12,822     12,280
                                                                     =========    =======


                              Earnings per share:
                                           - Basic                   $    1.04       1.00
                                           - Diluted                      1.00        .97
                                                                     =========    =======

See accompanying notes to consolidated financial statements

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                June 30,    September 30,
                                                                                  2001          2000
                                                                              -----------   ------------
                           ASSETS                                             (Unaudited)



                           Current assets:
                              Cash and cash equivalents                       $   10,315        5,620
                              Accounts receivable, less allowance for
                                doubtful accounts of $912 and $1,309,
                                respectively                                      64,138       58,982
                              Costs and estimated earnings on long-term
                                contracts, less progress billings of
                                $22,310 and $15,139, respectively                  6,345        6,141
                              Inventories                                         50,972       44,457
                              Other current assets                                 6,066        5,086
                                                                               ---------      -------
                                       Total current assets                      137,836      120,286
                                                                               ---------      -------
                           Property, plant and equipment, at cost                105,708       99,407
                           Less accumulated depreciation and amortization         42,742       36,844
                                                                               ---------      -------
                                       Net property, plant and equipment          62,966       62,563
                           Excess of cost over net assets of purchased
                                businesses, less accumulated amortization
                                of $11,831 and $9,245, respectively              100,091       90,997
                           Deferred tax assets                                    32,712       37,903
                           Other assets                                           18,548       19,384
                                                                               ---------      -------
                                                                               $ 352,153      331,133
                                                                               =========      =======
                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           Current liabilities:
                              Short-term borrowings and current
                                 maturities of long-term debt                  $   4,170        4,136
                              Accounts payable                                    35,872       31,206
                              Advance payments on long-term contracts, less
                                 costs incurred of $2,645 and $3,364,
                                 respectively                                      1,392        2,903
                              Accrued expenses and other current liabilities      25,341       24,246
                                                                               ---------       ------
                                       Total current liabilities                  66,775       62,491
                                                                               ---------       ------
                           Other liabilities                                       8,476        8,610
                           Long-term debt                                          5,714          610
                                                                               ---------       ------
                                       Total liabilities                          80,965       71,711
                                                                               ---------       ------
                           Commitments and contingencies                              --           --
                           Shareholders' equity:
                              Preferred stock, par value $.01 per share,
                                 authorized 10,000,000 shares                         --           --
                              Common stock, par value $.01 per share,
                                 authorized 50,000,000 shares; issued
                                 13,402,732 and 13,224,834 shares,
                                 respectively                                        134          132
                              Additional paid-in capital                         205,456      205,514
                              Retained earnings since elimination of
                                 deficit at September 30, 1993                    82,364       69,542
                           Accumulated other comprehensive loss                   (5,891)      (4,766)
                                                                               ---------      -------
                                                                                 282,063      270,422
                              Less treasury stock, at cost; 925,119
                                 and 956,527 common shares, respectively         (10,875)     (11,000)
                                                                               ---------      --------
                                       Total shareholders' equity                271,188      259,422
                                                                               ---------      --------
                                                                               $ 352,153       331,133
                                                                               =========      ========



See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                    Nine Months Ended
                                                                                        June 30,
                                                                                ------------------------

                                                                                    2001         2000
                                                                                -----------   ----------

                           Cash flows from operating activities:
                            Net earnings                                          $12,822       12,280
                            Adjustments to reconcile net earnings
                             to net cash provided by operating activities:
                                Depreciation and amortization                      11,489       10,837
                                Changes in operating working capital               (7,180)     (19,132)
                                Other, including the effect of deferred taxes       3,545        1,618
                                                                                  -------      -------
                                  Net cash provided by operating activities        20,676        5,603
                                                                                  -------      -------
                           Cash flows from investing activities:
                            Capital expenditures                                   (7,558)      (7,817)
                            Acquisition of businesses, less cash acquired         (13,517)     (28,231)
                                                                                  --------    --------
                             Net cash used by investing activities                (21,075)     (36,048)
                                                                                  --------    --------
                           Cash flows from financing activities:
                            Net increase in short-term borrowings                     143        5,494
                            Proceeds from long-term debt                            5,154           80
                            Principal payments on long-term debt                     (159)     (49,238)
                            Purchases of common stock into treasury                  (266)      (5,765)
                            Other                                                     222        2,675
                                                                                  -------      -------
                             Net cash provided (used) by financing activities       5,094      (46,754)
                                                                                  -------      -------
                           Net increase (decrease) in cash and cash equivalents     4,695      (77,199)
                           Cash and cash equivalents, beginning of period           5,620       87,709
                                                                                  -------      -------
                           Cash and cash equivalents, end of period               $10,315       10,510
                                                                                  =======      =======



See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

     The results for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results for the entire 2001 fiscal year.

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


                                                       Three Months Ended                Nine Months Ended
                                                             June 30,                         June 30,
                                                 -------------------------------  --------------------------

                                                      2001             2000            2001          2000
                                                 --------------   --------------  --------------  ----------

                        Weighted Average Shares
                           Outstanding - Basic       12,432           12,305          12,352          12,311
                        Dilutive Options and
                           Performance Shares           473              386             420             337
                                                      -----            -----           -----           -----
                        Adjusted Shares- Diluted     12,905           12,691          12,772          12,648
                                                     ======           ======          ======          ======


     Options to purchase approximately 4,500 shares of common stock at a price of $25.18 per share and options to purchase 92,000 shares of common stock at approximately $15.72 - $19.22 were outstanding during the nine month periods ended June 30, 2001 and 2000, respectively, but were not included in the respective computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire in various periods through 2011. Approximately 157,000 and zero performance shares were outstanding but unearned at June 30, 2001 and 2000, respectively, and therefore, were not included in the respective computation of diluted EPS.

3.   INVENTORIES

     Inventories consist of the following (dollars in thousands):



                                                                      June 30,    September 30,
                                                                        2001          2000
                                                                     ----------   -------------

                                     Finished goods                   $ 13,014        8,709
                                     Work in process, including
                                       long-term contracts              17,604       17,258
                                     Raw materials                      20,354       18,490
                                                                      --------       ------
                                          Total inventories           $ 50,972       44,457
                                                                      ========       ======


     The increase in finished goods inventory at June 30, 2001 is mainly to support the near term sales demand and also due to the current year acquisition of Bea Filtri S.p.A.

4.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended June 30, 2001 and 2000 was $4.2 million and $2.9 million, respectively. Comprehensive income for the nine-month periods ended June 30, 2001 and 2000 was $11.7 million and $10.0 million, respectively. The Company's comprehensive income is impacted by foreign currency translation adjustments and changes in fair value of the Company's interest rate swaps designated as a cash flow hedge, discussed below in Note 7.

5.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in four principal segments: Filtration/Fluid Flow, Test, Communications and Other.

     The Company evaluates the performance of its operating segments based on operating profit, which the Company defines as: net sales, less cost of sales, and less SG&A expenses. In accordance with SFAS 131, the tables included in this section have been prepared using the Company's definition of operating profit. Operating profit, as defined by the Company, excludes certain costs which are included in Other costs and expenses, net, in the consolidated statements of operations, and which would be included in the determination of operating income as defined within generally accepted accounting principles. Approximately $0.6 million and $1.9 million of miscellaneous consolidation and restructuring costs, included in Other costs and expenses, net, are related to the Filtration/Fluid Flow segment for the three and nine-month periods ended June 30, 2001, respectively.



                  ($ in millions)                        Three Months ended               Nine Months ended
                                                              June 30,                        June 30,
                                                   ------------------------------  ---------------------------

                  NET SALES                             2001            2000            2001            2000
                  ---------------                  --------------  --------------  --------------    ---------

                  Filtration/Fluid Flow                 $ 47.5           44.8          $ 138.6           133.8
                  Test                                    22.1           21.4             66.1            40.5
                  Communications                          15.8           10.7             44.8            31.9
                  Other                                    2.5            2.3              8.1             9.0
                                                        ------           ----          -------         -------
                  Consolidated totals                   $ 87.9           79.2          $ 257.6           215.2
                                                        ======           ====          =======         =======

                  OPERATING PROFIT (LOSS)
                  Filtration/Fluid Flow                 $  4.7            4.1          $  11.7            12.1
                  Test                                     2.3            2.6              6.9             4.5
                  Communications                           3.3            2.4             10.6             6.7
                  Other                                    (.6)          (1.2)            (1.4)           (2.6)
                                                        ------           ----          -------         -------
                  Consolidated totals                   $  9.7            7.9          $  27.8         $  20.7
                                                        ======           ====          =======         =======

The Company is also presenting EBITDA by segment for informational purposes only. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization.

                                                     Three Months ended               Nine Months ended
                                                          June 30,                        June 30,
                                               ------------------------------   --------------------------------

                              EBITDA                2001            2000            2001              2000
                      ---------------------    --------------  --------------   --------------  ----------------

                         Filtration/Fluid Flow      $  6.3            6.1             16.2            18.1
                         Test                          2.4            2.1              7.3             4.0
                         Communications                3.4            2.5             10.9             7.1
                         Other                        (1.0)           (.8)            (2.0)            (.3)(1)
                                                    ------          -----           ------          ------
                         Consolidated totals        $ 11.1          $ 9.9           $ 32.4          $ 28.9
                                                    ======          =====           ======          ======


                         (1)  Includes the first quarter gain of $2.2 million from the sale of the Riverhead property

6.   ACQUISITIONS

     Effective June 8, 2001, the Company acquired all of the outstanding common stock of Bea Filtri S.p.A. (Bea) for approximately $13.5 million in cash. Bea is a supplier of filtration products to the pharmaceutical, food and beverage, healthcare, and petro-chemical markets. Bea broadens the Company's microfiltration product offering and increases the Company's penetration in European markets. Bea, headquartered in Milan, Italy, has annual sales of approximately $10.5 million. Bea's assets and liabilities, and related operating results, since the date of acquisition, are included within the Company's Filtration/Fluid Flow segment. The Company accounted for the transaction as a purchase and the final purchase price will be subject to a post-closing adjustment which should be completed prior to September 30, 2001.

7.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
     142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     The Company is required to adopt the provisions of SFAS No. 141 immediately, and Management expects to adopt the provisions of SFAS No. 142 effective October 1, 2001, the beginning of the Company's next fiscal year. The Company's existing goodwill and intangible assets will continue to be amortized until the adoption of SFAS No. 142.

     SFAS No. 141 will require that upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141. Upon adoption of SFAS No. 142, the Company plans to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by December 31, 2001. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 by December 31, 2001. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

     As of October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as a fair value hedge, the changes in the fair value are recognized in earnings. For derivatives designated as a cash flow hedge, the changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has interest rate exposure relating to floating rate lease obligations and, accordingly, during the third quarter of fiscal 2001, entered into interest rate swaps totaling approximately $23 million to mitigate this exposure. These interest rate swaps are accounted for as a cash flow hedge under the provisions of SFAS No. 133 as of and for the quarter ended June 30, 2001. At June 30, 2001, other comprehensive income included a pretax decline in fair value of approximately $0.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET SALES
Net sales increased $8.7 million or 10.9% to $87.9 million for the third quarter of fiscal 2001 compared to net sales of $79.2 million for the third quarter of fiscal 2000. Increases were experienced in all segments, with the largest increases in the Company's Communications and Filtration/Fluid Flow segments.

Net sales of $257.6 million in the first nine months of fiscal 2001 increased $42.4 million or 19.7% from net sales of $215.2 million for the first nine months of fiscal 2000. The impact of the recent acquisitions and the fiscal 2000 divestiture of the Rantec microwave antenna business is shown in the table below.

                                   Nine Months
                                  Ended June 30,
                                 -----------------
                                  2001        2000
                                 ------      -----

NET SALES                        $257.6      215.2
  Less: 2001 acquisition           (0.6)       -
  Less: 2000 acquisitions         (41.8)     (12.6)
  Less: 2000 divestiture            -         (2.1)
                                 ------      -----
  Organic sales                  $215.2      200.5
                                 ======      =====

FILTRATION/FLUID FLOW
Net sales increased $2.7 million or 6.0% to $47.5 million for the third quarter of fiscal 2001 compared to net sales of $44.8 million for the third quarter of fiscal 2000. Net sales of $138.6 million for the first nine months of fiscal 2001 increased $4.8 million from net sales of $133.8 million in the first nine months of fiscal 2000. The increase in sales was primarily due to the Eaton space products acquisition in fiscal 2000 and increases seen in the aerospace and microfiltration markets. These increases were partially offset by a decrease in sales in the automotive market.

TEST
Net sales were $22.1 million and $21.4 million for the third quarter of fiscal 2001 and 2000, respectively. Net sales of $66.1 million for the first nine months of fiscal 2001 increased $25.7 million or 63.5% from $40.4 million for the first nine months of fiscal 2000. The incremental sales contribution from the Lindgren and Holaday fiscal 2000 acquisitions was $26.4 million during the first nine months of fiscal 2001.

COMMUNICATIONS
For the third quarter of fiscal 2001, net sales were $15.8 million and were $5.0 million or 47.1% higher than the $10.8 million of sales recorded in the third quarter of fiscal 2000. Net sales of $44.8 million in the first nine months of fiscal 2001 were $12.9 million or 40.3% higher than the $31.9 million of sales recorded in the first nine months of fiscal 2000. The increase is the result of significantly higher shipments to the electric utility cooperatives (Coops) and the Puerto Rico Electric Power Authority (PREPA) to provide Automatic Meter Reading (AMR) systems.

OTHER
Sales were $2.5 million in the third quarter of fiscal 2001 and $2.3 million in the same period of fiscal 2000. In the first nine months of fiscal 2001, sales were $8.2 million compared to $9.0 million in the prior year period. The decrease is due to the sale of the Rantec microwave antenna business in February 2000, which contributed approximately $2.1 million to sales in fiscal 2000 prior to its divestiture. Excluding the microwave antenna business from prior year results, sales increased $1.3 million or 18.8% in the first nine months of fiscal 2001.

ORDERS AND BACKLOG
Firm order backlog was $192.0 million at June 30, 2001, compared with $145.4 million at September 30, 2000. Orders totaling $304.2 million were received in the first nine months of fiscal 2001. The book to bill ratio for the first nine months of fiscal 2001 is 118%. The most significant order received during the first nine months of fiscal 2001 was a $50 million follow-on contract from PREPA for additional AMR systems in the Company's Communications segment.

GROSS PROFIT
The gross profit margin increased to 31.9% in the third quarter of fiscal 2001 from 31.2% in the third quarter of fiscal 2000. The gross profit margin was 31.2% in the first nine months of fiscal 2001 and 30.6% in the first nine months of fiscal 2000. The gross margin increased compared to the fiscal 2000 results due to a favorable sales mix and the results of the Company's ongoing cost improvement initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 2001 were $18.3 million, or 20.9% of net sales, compared with $16.8 million, or 21.1% of net sales for the third quarter of fiscal 2000.

For the first nine months of fiscal 2001, SG&A expenses were $52.7 million, or 20.5% of net sales, compared with $45.2 million, or 21.0% of net sales for the first nine months of fiscal 2000. The incremental SG&A expenses related to the fiscal 2000 acquisitions were approximately $5.4 million for the first nine months of fiscal 2001. The percentage decrease in the first nine months of fiscal 2001 is the result of leverage achieved on the higher sales volume and ongoing cost improvement initiatives.

OPERATING PROFIT
The Company evaluates the performance of its operating segments based on operating profit, which the Company defines as: net sales, less cost of sales, and less SG&A expenses. Operating profit, as defined by the Company, excludes certain costs which are included in Other costs and expenses, net, in the consolidated statements of operations, and which would be included in the determination of operating income as defined within GAAP. Approximately $0.6 million and $1.9 million of miscellaneous consolidation and restructuring costs, included in Other costs and expenses, net, are related to the Filtration/Fluid Flow segment for the three and nine-month periods ended June 30, 2001, respectively.

Operating profit increased $1.8 million to $9.7 million (11.0% of net sales) for the third quarter of fiscal 2001 from operating profit of $7.9 million (10.0% of net sales) for the third quarter of fiscal 2000. Operating profit of $27.8 million (10.8% of net sales) for the first nine months of fiscal 2001 increased $7.1 million or 34.2% from operating profit of $20.7 million (9.6% of net sales) for the first nine months of fiscal 2000. The incremental operating profit contribution from the fiscal 2000 acquisitions was $3.3 million during the first nine months of fiscal 2001. Operating profit in the Company's Communications segment increased $3.8 million to $10.6 million for the first nine months of fiscal 2001.

FILTRATION/FLUID FLOW
Operating profit increased $0.6 million to $4.7 million for the third quarter of fiscal 2001 from operating profit of $4.1 million for the third quarter of fiscal 2000. Operating profit was $11.7 million and $12.1 million in the first nine months of fiscal 2001 and 2000, respectively. The current year was adversely impacted by costs related to the consolidation of the Eaton space products business into the VACCO facility, which was completed on March 31, 2001, increases in facility costs, manufacturing inefficiencies resulting from temporary shortages of electricity in California, and price increases for electrical power.

TEST

Operating profit decreased $0.4 million to $2.2 million for the third quarter of fiscal 2001 from operating profit of $2.6 million in the third quarter of fiscal 2000. Operating profit of $6.9 million increased $2.4 million or 55.4% in the first nine months of fiscal 2001 over the $4.5 million of operating profit in the first nine months of fiscal 2000. Operating profit decreased as a percentage of net sales to 10.2% for the third quarter of fiscal 2001 compared to 12.0% in the prior year quarter due to a smaller revenue contribution from the General Motors contract which is nearing completion.

COMMUNICATIONS
Third quarter operating profit of $3.3 million in fiscal 2001 was $0.9 million or 38.3% higher than the $2.4 million of operating profit in the third quarter of fiscal 2000. For the first nine months of fiscal 2001, operating profit increased $3.9 million or 57.1% to $10.6 million from $6.7 million in fiscal 2000. The increase in operating profit is the result of significantly higher shipments of AMR equipment.

OTHER
Operating loss was ($0.6) million and ($1.4) million for the three and nine-month periods ended June 30, 2001, respectively, compared to ($1.1) million and ($2.6) million for the respective prior year periods. Rantec Power Systems' operating profit was $0.3 million in both the third quarters of fiscal 2001 and 2000, respectively. Rantec Power Systems' operating profit of $1.0 million for the first nine months of fiscal 2001 increased $1.6 million from an operating loss of ($0.6) million for the first nine months of fiscal 2000. The increase is mainly due to the sale of the Rantec microwave antenna business which occurred in February 2000 and operating improvements in the Power Systems business.

INTEREST EXPENSE (INCOME)
Interest expense, net, was approximately $0.1 million for both the three and nine-month periods ended June 30, 2001 versus interest expense of $0.2 million and interest income of $0.1 million for the three and nine-month periods ended June 30, 2000, respectively, due to the fluctuations in net cash and net borrowings throughout the periods, primarily related to the timing of acquisition activity.

OTHER COSTS AND EXPENSES, NET
Other costs and expenses, net, were $2.3 million and $6.8 million for the three and nine-month periods ended June 30, 2001, respectively, compared to $1.9 million and $4.9 million for the three and nine-month periods ended June 30, 2000, respectively. The amount for the first nine months of fiscal 2001 included goodwill amortization of $2.6 million and patent amortization of $1.1 million. The balance relates primarily to facility consolidation and related costs within the Filtration/Fluid Flow segment. These included the consolidation of the Eaton space products business into the VACCO facility, and the consolidation of the Stockton, CA manufacturing facility into the Huntley, IL facility. Amortization expense increased approximately $.5 million in the first nine months of fiscal 2001 compared to the prior year period due to the fiscal 2000 acquisitions.

GAIN ON THE SALE OF PROPERTY
The $2.2 million gain in the first quarter of fiscal 2000 related to the sale of the Riverhead, New York property, used by the Company's former Hazeltine subsidiary. The property was sold for $2.6 million, consisting of $.5 million in cash and a $2.1 million interest-bearing, mortgage note. The due date of the note has been extended to December 2001.

INCOME TAX EXPENSE
The third quarter fiscal 2001 effective income tax rate was 38.1% compared to 36.8% in the third quarter of fiscal 2000. The prior year third quarter was positively impacted by capital gains which were sheltered from income taxes by capital loss carryforwards. The effective income tax rate in the first nine months of fiscal 2001 was 38.5% compared to 32.3% in the prior year period. The effective tax rate for the first nine months of fiscal 2000 was favorably impacted by the $2.2 million gain on the sale of the Riverhead property which was sheltered from taxes by capital loss carryforwards. Excluding the gain on the sale of property, the effective income tax rate in the first nine months of fiscal 2000 was 36.9%. Management estimates the annual effective tax rate for fiscal 2001 to be approximately 39%.

FINANCIAL CONDITION

Working capital increased to $71.1 million at June 30, 2001 from $57.8 million at September 30, 2000. During the first nine months of fiscal 2001, cash and cash equivalents increased by $4.7 million. Inventories increased by $6.5 million during the period to support near term sales demand mainly for AMR equipment and fluid flow products. Accounts payable increased by $4.7 million as a result of the timing of payments and the increase in inventory spending.

Net cash provided by operating activities was $20.7 million in the first nine months of fiscal 2001 compared to net cash provided by operating activities of $5.6 million in the same period of fiscal 2000. The increase in cash provided by operating activities in fiscal 2001 is primarily due to fiscal 2000 payments related to the divestiture of the former Systems & Electronics, Inc. subsidiary and lower investments of working capital.

Cash flow from operations and borrowings under the bank credit facility are expected to provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

Capital expenditures were $7.6 million in the first nine months of fiscal 2001 compared with $7.8 million in the comparable period of fiscal 2000. Major expenditures in the current period included manufacturing equipment used in the filtration/fluid flow businesses.

Effective June 8, 2001, the Company acquired all of the outstanding common stock of Bea Filtri S.p.A. (Bea) for approximately $13.5 million in cash. Bea is a supplier of filtration products to the pharmaceutical, food and beverage, healthcare, and petro-chemical markets. Bea broadens the Company's microfiltration product offering and increases the Company's penetration in European markets. Bea, headquartered in Milan, Italy, has annual sales of approximately $10.5 million. Bea's assets and liabilities, and related operating results, since the date of acquisition, are included within the Company's Filtration/Fluid Flow segment. The Company accounted for the transaction as a purchase and the final purchase price will be subject to a final post-closing adjustment which should be completed prior to September 30, 2001. Long-term debt increased by $5.1 million as a result of the Lira based borrowings used to fund a portion of the Bea acquisition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Based on the current debt structure and the impact of the interest rate swaps, the exposure to interest rate risk is not material. The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. The Company hedges certain foreign currency commitments by purchasing foreign currency forward contracts.



                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits



                             Exhibit
                             Number

                               3(a)      Restated Articles of              Incorporated by reference to Form
                                         Incorporation                     10-K for the fiscal year ended
                                                                           September 30, 1999 at Exhibit 3(a)

                               3(b)      Amended Certificate of            Incorporated by reference to
                                         Designation Preferences           Form 10-Q for the quarter
                                         and Rights of Series A            ended March 31, 2000 at
                                         Participating Cumulative          Exhibit 4(e)
                                         Preferred Stock of the
                                         Registrant

                               3(c)      Articles of Merger effective      Incorporated by reference to
                                         July 10, 2000                     Form 10-Q for the fiscal quarter
                                                                           ended June 30, 2000 at Exhibit 3(c)

                               3(d)      Bylaws, as amended                Incorporated by reference to
                                                                           Form 10-Q for the fiscal quarter
                                                                           ended June 30, 2000 at Exhibit 3(d)

                               4(a)      Specimen Common Stock             Incorporated by reference to
                                         Certificate                       Form 10-Q for the fiscal quarter
                                                                           ended June 30, 2000 at Exhibit 4(a)

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

                               4(c)      Rights Agreement dated as of      Incorporated by reference to
                                         September 24, 1990 (as amended    Current Report on Form 8-K
                                         and Restated as of February 3,    dated February 3, 2000, at
                                         2000) between the Registrant      Exhibit 4.1
                                         and ChaseMellon Shareholder
                                         Services, L.L.C., as Rights
                                         Agent

                               4(d)      Amended and Restated Credit       Incorporated by reference to Form
                                         Agreement dated as of February    10-Q for the fiscal quarter
                                         28, 2001 among the Registrant,    ended March 31, 2001 at Exhibit 4(d)
                                         Bank A., as agent, and the
                                         lenders listed therein




b)   Reports on Form 8-K.

     There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

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

Dated:  August 13, 2001