Form 10-K
period 2001-09-30
ESCO TECHNOLOGIES INC
filed 2001-12-21
CIK 866706

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                       ----------------------------------

                                    FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2001

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


     Common Stock, par value $0.01 per                        New York Stock
     share                                                    Exchange, Inc.

     Preferred Stock Purchase Rights                          New York Stock
                                                              Exchange, Inc.




                            (Cover page 1 of 2 pages)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                         ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of close of business on December 17, 2001: $387,536,021.*


           * For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.


Number of shares of Common Stock outstanding at December 17, 2001: 12,421,785


                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the registrant's Annual Report to Stockholders for fiscal year ended September 30, 2001 (the "2001 Annual Report") (Parts I and
         II).

2. Portions of the registrant's Proxy Statement dated December 11, 2001 (Part III).








                            (Cover page 2 of 2 pages)

                             ESCO TECHNOLOGIES INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K


Item       Description                                                                      Page
----       -----------                                                                      ----
Part I

  1.       Business.......................................................................      1

                  The Company.............................................................      1
                  Products................................................................      1
                  Marketing and Sales.....................................................      3
                  Intellectual Property...................................................      4
                  Backlog.................................................................      4
                  Purchased Components and Raw Materials..................................      4
                  Competition.............................................................      5
                  Research and Development................................................      5
                  Environmental Matters...................................................      5
                  Government Contracts....................................................      6
                  Employees...............................................................      6
                  Financing...............................................................      6
                  History of the Business.................................................      6
                  Forward-Looking Information.............................................      6

  2.       Properties.....................................................................      7

  3.       Legal Proceedings..............................................................      8

  4.       Submission of Matters to a Vote of Security Holders............................      8

Executive Officers of the Registrant......................................................      9


Part II

  5.       Market for the Registrant's Common Equity and Related
           Stockholder Matters............................................................      9

  6.       Selected Financial Data........................................................      9

  7.       Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................................     10

 7A.       Quantitative and Qualitative Disclosures About Market Risk.....................     10

  8.       Financial Statements and Supplementary Data....................................     10

  9.       Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................................     10



                                        I

Item       Description                                                                       Page
----       -----------                                                                       ----
Part III

10.        Directors and Executive Officers of the Registrant.............................     10

11.        Executive Compensation.........................................................     10

12.        Security Ownership of Certain Beneficial Owners and Management.................     10

13.        Certain Relationships and Related Transactions.................................     10


Part IV

14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............     11

SIGNATURES ...............................................................................     15

INDEX TO EXHIBITS ........................................................................     16




                                       II

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

       ESCO Technologies Inc. ("ESCO") is a producer of engineered products and systems for industrial and commercial applications sold to customers world-wide. ESCO operates in four industry segments which, together with the operating subsidiaries within each segment, are as follows:

       Filtration/Fluid Flow:
       PTI Technologies Inc.
       PTI Advanced Filtration Inc.
       PTI Technologies Limited
       Bea Filtri S.p.A. ("Bea")
       Filtertek Inc.
       Filtertek BV
       Filtertek de Puerto Rico, Inc.
       Filtertek do Brazil Industria E Commerico Limitada
       Filtertek SA
       VACCO Industries ("VACCO")
       ESCO Electronica De Mexico, S.A. de C.V.

       Test:
       EMC Test Systems, L.P. ("ETS")
       Lindgren R.F. Enclosures, Inc. ("Lindgren")
       Rayproof Ltd.
       Euroshield OY
       Holaday Industries, Inc. ("Holaday")

       Communications:
       Distribution Control Systems, Inc. ("DCSI")
       Distribution Control Systems Caribe, Inc. ("DCSI-Caribe")
       Comtrak Technologies, L.L.C. ("Comtrak")

       Other:
       Rantec Power Systems Inc. ("Rantec")

       The above operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below, and are subsidiaries of ESCO Technologies Holding Inc., a wholly-owned direct subsidiary of ESCO. ESCO and its direct and indirect subsidiaries are hereinafter referred to collectively as the "Company". The Company's businesses are subject to a number of risks and uncertainties, including without limitation those discussed below. See "Management's Discussion and Analysis" appearing in the 2001 Annual Report.


PRODUCTS

       The Company's products are described below. See Note 11 of the Notes to Consolidated Financial Statements in the 2001 Annual Report, which Note is herein incorporated by reference.


                              FILTRATION/FLUID FLOW

       The Company's Filtration/Fluid Flow segment accounted for approximately 55% of the Company's total revenue in fiscal year 2001.

       PTI Technologies Inc., PTI Advanced Filtration Inc., PTI Technologies Limited and Bea develop and manufacture a wide range of filtration products. PTI Technologies Inc. is a leading supplier of filters to the commercial aerospace and industrial markets. The industrial business includes the supply of filtration products for process and mobile fluid power applications. PTI Advanced Filtration Inc. produces microfiltration products for applications in microelectronic, food and beverage, and pharmaceutical markets. Membrane separation products and systems are also produced by PTI Advanced Filtration Inc. for use in the dairy industry and industrial coatings applications. PTI Technologies Limited manufactures and distributes filter products primarily in the European industrial marketplace. Bea, acquired in June 2001, is a manufacturer and supplier of filtration products to the pharmaceutical, food and beverage, healthcare and petro-chemical markets, primarily in Europe. VACCO and PTI Technologies Inc. develop and manufacture industrial filtration elements and systems primarily used within the petrochemical and nuclear industries, where a premium is placed on superior performance in very harsh environments. VACCO supplies flow control products to the aerospace industry for use in aircraft, satellite propulsion systems, satellite launch vehicles and the space shuttle. VACCO also uses its etched disc technology to produce quiet valves and manifolds for U.S. Navy and severe service industrial applications.


       All of the Filtertek entities listed above under "THE COMPANY" are hereinafter collectively referred to as "Filtertek". Filtertek develops and manufactures a broad range of high-volume filtration products at its facilities in North America, South America and Europe. Filtertek's products, which are centered around its insert injection-molding technology wherein a filter medium is inserted into the tooling prior to injection-molding of the filter housing, have widespread applications in the medical and health care markets, automotive fluid system market, and other commercial and industrial markets. Typical Filtertek customers may require daily production of many thousands of units, at very high levels of quality, that are generally produced in highly-automated manufacturing cells. Many of Filtertek's products are produced utilizing patented technology or incorporate proprietary product or process design, or both. Filtertek's products are typically supplied to original equipment manufacturers under long-term contracts. In fiscal year 2001, Filtertek introduced a number of new products including automotive fuel injection and fuel pump filters, newly patented transmission sump filters, blood filtration devices and industrial products such as spray paint system filters.


                                      TEST

       The Company's Test segment accounted for approximately 25% of the Company's total revenue in fiscal year 2001.

       ETS designs and manufactures electromagnetic compatibility ("EMC") test equipment. It also supplies controlled radio frequency ("RF") testing environments (anechoic chambers) and electromagnetic absorption materials. ETS's products include antennas, antenna masts, turntables, current probes, field probes, TEM (transverse electromagnetic) cells, GTEM (gigahertz transverse electromagnetic) cells, calibration equipment and other test accessories required to perform a variety of RF tests. ETS also provides all the design, program management and integration services required to supply customers with turnkey EMC solutions. In fiscal year 1999, ETS was awarded a contract by General Motors, valued at more than $20 million, to design and equip an EMC test facility. Revenue from this contract, which was substantially completed during fiscal year 2001, amounted to approximately 5% of total revenue for the Test segment in fiscal year 2001.

       Lindgren designs, manufactures, installs and services electromagnetic ("EM") shielding systems used in medical equipment, wireless communication product testing and electronics products. Lindgren's products include RF and magnetic shielding for magnetic resonance imaging ("MRI") rooms, shielded test enclosures, RF filters, fiber optic interface components, active magnetic field compensation systems, and a line of proprietary doors designed specifically for EM isolation, containment and measurement applications. Lindgren also supplies special high performance RF and acoustic shielded rooms for secure data processing and communications for government security applications.

       Euroshield OY designs and manufactures a broad range of modular shielding systems and shielded doors, some of which are proprietary, for the world market. It also provides the design, program management and integration services to supply the European market with turnkey solutions.

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


                                 COMMUNICATIONS

       In fiscal year 2001, approximately 17% of the Company's total revenue was derived from its Communications segment.

       DCSI is a leading manufacturer of two-way power line communication systems for the utility industry. These systems provide electric utilities with a patented communication technology for automatic meter reading, demand-side management and distribution automation (the TWACS(R) system). Revenue from the TWACS systems accounted for approximately 16%, 14% and 6% of the Company's consolidated revenue in fiscal years 2001, 2000 and 1999, respectively. During fiscal year 2001, DCSI (through its subsidiary, DCSI-Caribe) received substantial revenue from shipments of an automatic meter reading ("AMR") system to the Puerto Rico Electric Power Authority ("PREPA") under a multi-year contract signed in fiscal year 1998. Revenue from this contract amounted to approximately 34% of total Communications segment revenue in fiscal year 2001, when deliveries were completed. PREPA has awarded DCSI-Caribe a follow-on contract running from fiscal 2001 to fiscal 2006 which has a value of approximately $50 million. Revenue from this contract is expected to constitute approximately 15% of total Communications segment revenue in fiscal year 2002. During 1999, DCSI was chosen to supply the first phase of an AMR project to Wisconsin Public Service Co. ("WPS"). The first phase was completed during fiscal 2001. WPS has awarded DCSI a follow-on contract in the amount of $9.3 million, which is expected to be completed during fiscal 2002. In addition, in October 2001 DCSI received in excess of $30 million in new orders from a total of six customers, including Lee County (Florida) Electric Co-op, Inc. and Perdenales (Texas) Electric Co-op, Inc.

       Comtrak has developed an advanced video security monitoring system, which has applications in commercial and industrial security systems. Currently, Comtrak is working jointly with ADT Security Services, Inc., who is selling this system under its SecurVision(R) trademark to a variety of markets.


                                      OTHER

       The Company's Other products segment represented approximately 3% of the Company's total revenue in fiscal year 2001.

       Rantec designs and manufactures high voltage and low voltage power supplies, DC to DC converters and power systems, which are marketed to a broad range of customers worldwide. Applications include medical and avionics CRT displays, as well as ground-based, shipboard and airborne power systems. Rantec has continued its development of state-of-the art, patented, miniature high voltage technology, which provides the same basic functions of today's high voltage power supplies and reduces package size by 80%.


MARKETING AND SALES

       The Company's Filtration/Fluid Flow and Test segments' products generally are distributed to customers through a domestic and foreign network of distributors, sales representatives and factory salespersons. The Communications and Other segments' systems are primarily sold directly to the respective end users; however, the Communications segment utilizes distributors to sell its systems to the electric co-op market.

       The Company's international sales (excluding sales of ESCO's former Systems & Electronics Inc. ("SEI") subsidiary which was sold on September 30,
1999) accounted for approximately 22%, 23% and 13% of the Company's total sales in the fiscal years ended September 30, 2001, 2000 and 1999, respectively. The increases since fiscal year 1999 were primarily due to increased sales at ETS and Filtertek and the acquisition of Lindgren. See Note 11 of the Notes to Consolidated Financial Statements in the 2001 Annual Report. Since the divestiture of SEI, international sales have been derived primarily from industrial and commercial products rather than defense products.

       The Company's international sales are subject to risks inherent in foreign commerce, including currency fluctuations and devaluations, the risk of war, changes in foreign governments and their policies, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and litigating with foreign customers.

       Some of the Company's products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Excluding SEI results, direct and indirect sales to the U.S. Government accounted for approximately 12%, 8% and 10% of the Company's total sales in the fiscal years ended September 30, 2001, 2000 and 1999, respectively.


INTELLECTUAL PROPERTY

         The Company owns or has other rights in various forms of intellectual property (i.e., patents, trademarks, service marks, copyrights, mask works, trade secrets and other items). As a major supplier of engineered products to growing industrial and commercial markets, the Company emphasizes developing intellectual property and protecting its rights therein. However, the scope of protection afforded by intellectual property rights, including those of the Company, is often uncertain and involves complex legal and factual issues. Some intellectual property rights, such as patents, have only a limited term. With respect to patents, there can be no assurance that issued patents will not be infringed or designed around by others. In addition, the Company may not elect to pursue an infringer due to the high costs and uncertainties associated with litigation. Further, there can be no assurance that courts will ultimately hold issued patents valid and enforceable.

         With respect to the Filtration/Fluid Flow segment, an increasing number of products are based on patented or otherwise proprietary technology that sets them apart from the competition. In the Test and Other segments, patent protection is sought for significant inventions. In the Communications segment, many of the products are based on patented or otherwise proprietary technology.

         The Company considers its patent and other intellectual property to be of significant value in each of its segments. The Communications segment owns intellectual property which it deems necessary or desirable for the manufacture, use or sale of its products. No other segment is materially dependent on any single patent, group of patents or other intellectual property.

BACKLOG

       The backlog of firm orders at September 30, 2001 and September 30, 2000, respectively, was: $70.8 million and $73.5 million for Filtration/Fluid Flow; $27.4 million and $33.9 million for Test; $72.8 million and $27.9 million for Communications; and $9.1 million and $10.1 million for Other. As of September 30, 2001, it is estimated that domestic customers accounted for approximately 77% of the Company's total firm orders, and international customers accounted for approximately 23%. Of the Company's total backlog of orders at September 30, 2001, approximately 86% is expected to be completed in the fiscal year ending September 30, 2002.

PURCHASED COMPONENTS AND RAW MATERIALS

       The Company's products require a wide variety of components and materials. Although the Company has multiple sources of supply for most of its material requirements, certain components and raw materials are supplied by sole-source vendors, and the Company's ability to perform certain contracts depends on their performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities. The Test segment is a vertically integrated supplier of EM shielding products, producing most of its critical RF components. This capability enables the Test segment to control the level of quality, RF performance and delivery response time for its customers. In the Communications segment, DCSI utilizes a single source or a limited number of sources to produce substantially all of DCSI's end-products. Although the Company believes alternative suppliers of components and end-products are available, the inability of DCSI to develop alternative sources quickly or cost-effectively could have a material adverse effect on the Communications segment.

COMPETITION

       Competition in the Company's major markets is broadly based and global in scope. The Company faces intense competition from a large number of firms for nearly all of its products. Competition can be particularly intense during periods of economic slowdown, and this has been experienced in the past in some of the Filtration/Fluid Flow markets. Although the Company is a leading supplier in several of the markets it serves, it maintains a relatively small share of the business in many of the markets in which it participates. Individual competitors range in size from annual revenues of less than $1 million to billion dollar enterprises. Because of the specialized nature of the Company's products, it is impossible to state precisely its competitive position with respect to its products. Substantial efforts are required in order to maintain existing business levels. In the Company's major served markets, competition is driven primarily by quality, technology, price and delivery performance. The following information concerns the Company's primary segments.

       Pall Corporation is a major competitor in the Filtration/Fluid Flow market. Other significant competitors in this market include Millipore Corp., Osmonics Inc. and Cuno Inc.

       The Test segment is the global leader in the EM shielding market. Significant competitors in this served market include Braden Shielding Systems and TDK RF Solutions Inc.

       Primary competitors of the Communications segment in the utility communications market include Itron, Inc. and Schlumberger Limited.


RESEARCH AND DEVELOPMENT

       Research and development and the Company's technological expertise are important factors in the Company's business. Research and development programs are designed to develop technology for new products or to extend or upgrade the capability of existing products, and to enhance their commercial potential.

       The following information excludes expenses attributable to SEI. The Company performs research and development at its own expense, and also engages in research and development funded by customers. For the fiscal years ended September 30, 2001, 2000 and 1999, total Company-sponsored research and development expenses were approximately $9.4 million, $6.2 million and $6.3 million, respectively. The increase in fiscal 2001 for Company-sponsored research and development expenses was due to additional investments made within the Filtration/Fluid Flow and Communications segments. Total customer-sponsored research and development expenses were approximately $5.2 million, $4.0 million and $8.3 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. The decreases since fiscal year 1999 for customer-sponsored research and development expenses were due primarily to lower activity at Rantec, as well as the sale of the Rantec microwave antenna business. All of the foregoing expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $10.8 million and $8.4 million for the fiscal years ended September 30, 2001 and 2000, respectively.


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

GOVERNMENT CONTRACTS

       The Company's contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government are primarily firm fixed price contracts under which work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the Company. All Government prime contracts and virtually all of the Company's subcontracts provide that they may be terminated at the convenience of the Government. Upon such termination, the Company is normally entitled to receive equitable compensation for same. See "Marketing And Sales" in this Item 1.


EMPLOYEES

       As of November 30, 2001, the Company employed approximately 2,400 persons. Approximately 230 of these employees are covered by a collective bargaining agreement, which will expire in fiscal year 2005.


FINANCING

       On April 11, 2000, the Company entered into a $75 million revolving credit facility replacing its previous $40 million credit facility. The $75 million credit facility has the following scheduled reductions: $9,750,000 on April 11, 2002, $10,500,000 on April 11, 2003, $9,750,000 on April 11, 2004, and
the remaining balance is due upon maturity and expiration, April 11, 2005. The credit facility was amended on February 28, 2001 to allow for borrowings in foreign currencies. The Company maintains the option to increase the credit facility by $25 million through April 11, 2002. The credit facility is available for direct borrowings and/or the issuance of letters of credit. The credit facility contains customary events of default, including change in control of the Company. The credit facility is provided by a group of five banks, led by Bank of America. Substantially all of the assets of the Company are pledged under the credit facility. See "Management's Discussion and Analysis--Capital Resources & Liquidity" in the 2001 Annual Report, and Note 7 of the Notes to Consolidated Financial Statements in the 2001 Annual Report, which Note is herein incorporated by reference.


HISTORY OF THE BUSINESS

       ESCO was incorporated in Missouri in August 1990 as a wholly-owned subsidiary of Emerson Electric Co. ("Emerson") to be the indirect holding company for several Emerson subsidiaries, which were primarily in the defense business. Ownership of ESCO and its subsidiaries was distributed on October 19, 1990 by Emerson to its shareholders through a special distribution. Effective July 10, 2000, ESCO changed its name from ESCO Electronics Corporation to ESCO Technologies Inc.

       On June 8, 2001, the Company acquired the stock of Bea Filtri, S.p.A., and integrated this business into the Filtration/Fluid Flow segment.

       In fiscal year 2001, the Company completed the consolidation of the Eaton fluid flow components business into VACCO's facility at South El Monte, California; closed redundant facilities of the Test segment in Riviera Beach, Florida and of the Filtration/Fluid Flow segment in Stockton, California; and made significant progress in consolidating operations in the Test segment.

FORWARD-LOOKING INFORMATION

       The statements contained in this Item 1. "Business" and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's future revenues, profitability, financial resources, utilization of net deferred tax assets, product mix, production and deliveries, market demand, product development, competitive position, impact of environmental matters and statements containing phrases such as "believes", "anticipates", "may", "could", "should", and "is expected to" are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: further weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; electricity shortages; competition; intellectual property matters; consolidation of internal operations; integration of recently acquired businesses; delivery delays or defaults by customers; performance issues with key suppliers and subcontractors; collective bargaining labor disputes; and the Company's successful execution of internal operating plans.


ITEM 2. PROPERTIES

       The Company's principal buildings contain approximately 1,313,050 square feet of floor space. Approximately 672,400 square feet are owned by the Company and approximately 640,650 square feet are leased. Substantially all of the Company's owned properties are encumbered in connection with the Company's credit facility. See Item 1. "Business--Financing" and Note 7 of the Notes to Consolidated Financial Statements in the 2001 Annual Report. The principal plants and offices are as follows:

                                             SQ. FT.             LEASE
                              SIZE          OWNED/            EXPIRATION               PRINCIPAL USE
LOCATION                    (SQ. FT.)       LEASED                DATE              (INDUSTRY SEGMENT)
--------                    ---------       ------            -------------         ------------------
Oxnard, CA                  127,400        Leased             12-29-05          Management, Engineering and
                                                                                Manufacturing (Filtration/Fluid
                                                                                Flow)

Oxnard, CA                  125,000        Leased             12-29-05          Management, Engineering and
                                                                                Manufacturing (Filtration/Fluid
                                                                                Flow)

Patillas, PR                110,000        Owned                                Manufacturing (Filtration/Fluid
                                                                                Flow)

Durant, OK                  100,000        Owned                                Manufacturing (Test)

Hebron, IL                   99,800        Owned                                Management, Engineering and
                                                                                Manufacturing (Filtration/Fluid
                                                                                Flow)

Milan, Italy                 85,700        Leased             6-7-13            Management, Engineering and
                                                              (w/one 6-year     Manufacturing (Filtration/Fluid
                                                              renewal option)   Flow)

South El Monte, CA           80,800        Owned                                Management, Engineering and
                                                                                Manufacturing (Filtration/Fluid
                                                                                Flow)

Huntley, IL                  74,000        Owned                                Manufacturing (Filtration/Fluid
                                                                                Flow)

Cedar Park, TX               70,400        Leased             12-29-05          Management, Engineering and
                                                                                Manufacturing (Test)

Glendale Heights, IL         59,400        Leased             3-31-05           Management, Engineering and
                                                              (w/one 5-year     Manufacturing (Test)
                                                              and three 3-year
                                                              renewal options)

Los Osos, CA                 40,000        Owned                                Management, Engineering and
                                                                                Manufacturing
                                                                                (Other Products)

Newcastle West,              37,000        Owned                                Manufacturing (Filtration/Fluid
Ireland                                                                         Flow)

St. Louis, MO                35,000        Owned                                Management, Engineering and
                                                                                Manufacturing (Communications)

Juarez, Mexico               34,400        Leased             12-31-04          Engineering and Manufacturing
                                                                                (Filtration/Fluid Flow)

Sheffield, England           33,500        Owned                                Management, Engineering and
                                                                                Manufacturing (Filtration/Fluid
                                                                                Flow)

Plailly, France              33,000        Owned                                Engineering and Manufacturing
                                                                                (Filtration/Fluid Flow)

Sao Paulo, Brazil            31,000        Leased             12-14-02          Manufacturing (Filtration/Fluid
                                                                                Flow)

Minocqua, WI                 30,200        Leased             3-31-05           Engineering and Manufacturing
                                                              (w/one 5-year,    (Test)
                                                              and three 3-
                                                              year renewal
                                                              options)

Eden Prairie, MN             29,700        Leased             5-31-08           Engineering and Manufacturing
                                                              (option to        (Test)
                                                              terminate after
                                                              5-31-98)

Eura, Finland                29,300        Owned                                Management, Engineering and
                                                                                Manufacturing (Test)

Stevenage, England           25,650        Leased             8-11-17           Management, Engineering and
                                                              (w/option to      Manufacturing (Test)
                                                              terminate on
                                                              8-12-07)

St. Louis, MO                21,800        Leased             8-31-05           ESCO Headquarters
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


ITEM 3. LEGAL PROCEEDINGS

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information as of December 13, 2001 with respect to ESCO's executive officers. These officers have been elected to terms which expire at the first meeting of the Board of Directors after the next annual meeting of stockholders.

     Name                 Age                 Position(s)
     ----                 ---                 -----------
Dennis J. Moore *          63       Chairman and Chief Executive Officer

Victor L. Richey, Jr.      44       President and Chief Operating Officer

Charles J. Kretschmer      45       Executive Vice President and Chief Financial Officer

Alyson S. Barclay          42       Vice President, Secretary and General Counsel

------------

* Also a director and Chairman of the Executive Committee of the Board of Directors.

     There are no family relationships among any of the executive officers and directors.

     Mr. Moore was Chairman, President and Chief Executive Officer of ESCO from October 1992 until August 2001, and has been Chairman and Chief Executive Officer since the latter date.

     Mr. Richey was Vice President, Administration of ESCO from May 1998 until October 2000, Senior Vice President and Group Executive from October 2000 until August 2001, and President and Chief Operating Officer since the latter date.

     Mr. Kretschmer was Vice President of ESCO from February 1999 until October 1999, Vice President and Chief Financial Officer from October 1999 until October 2000, Senior Vice President and Chief Financial Officer from October 2000 until October 2001, and Executive Vice President and Chief Financial Officer since the latter date.

     Ms. Barclay has been Vice President, Secretary and General Counsel of ESCO since October 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated herein by reference to Note 8 of the Notes to Consolidated Financial Statements, "Common Stock Market Prices" and "Shareholders' Summary--Capital Stock Information" appearing in the 2001 Annual Report. ESCO does not anticipate, currently or in the foreseeable future, paying cash dividends on the Common Stock, although it reserves the right to do so to the extent permitted by applicable law and agreements. ESCO's dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at that time, based on ESCO's earnings and financial position and such other business considerations as the Board deems relevant.


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item, with respect to selected financial data, is incorporated herein by reference to "Five-Year Financial Summary" and
Note 2 of the Notes to Consolidated Financial Statements appearing in the 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis" appearing in the 2001 Annual Report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis - Market Risk Analysis" appearing in the 2001 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company on pages 23 through 44 and the report thereon of KPMG LLP, independent certified public accountants, appearing on page 46 of the 2001 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in ESCO's Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 11, 2001 (the "2002 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this Form 10-K.

     Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement is hereby incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under "Board of Directors and Committees" and "Executive Compensation" (except for the "Report of the Human Resources And Ethics Committee On Executive Compensation" and the "Performance Graph") in the 2002 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding beneficial ownership of shares of common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent stockholders appearing under "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 2002 Proxy Statement is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   Documents filed as a part of this report:

                1. The Consolidated Financial Statements of the Company on pages 23 through 44 and the Independent Auditors' Report thereon of KPMG LLP appearing on page 46 of the 2001 Annual Report.

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

       3.3          Articles of Merger effective July 10, 2000           Incorporated by Reference, Exhibit
                                                                         3(c)[4]

       3.4          Bylaws, as amended                                   Incorporated by Reference, Exhibit 3(d)[4]

       4.1          Specimen Common Stock Certificate                    Incorporated by reference,  Exhibit
                                                                         4(a)[4]

       4.2          Specimen Rights Certificate                          Incorporated by Reference, Exhibit
                                                                         B to Exhibit 4.1[5]

       4.3          Rights Agreement dated as of September 24, 1990      Incorporated by Reference, Exhibit 4.1[5]
                    (as amended and restated as of February 3, 2000)
                    between the Registrant and Registrar and Transfer
                    Company, as successor Rights Agent

       4.4          Amended and Restated Credit Agreement dated as of   Incorporated by Reference, Exhibit 4(d)[6]
                    February 28, 2001, among the Registrant, Bank of
                    America, N.A., as agent, and the lenders listed
                    therein

       10.1         Form of Split Dollar Agreement*                      Incorporated by Reference, Exhibit 10(j)[7]

       10.2         Form of Indemnification Agreement with each of       Incorporated by Reference, Exhibit
                    ESCO's directors.                                    10(k)[7]

       10.3         Supplemental Executive Retirement Plan as            Incorporated by Reference, Exhibit 10(n)
                    amended and restated as of August 2, 1993*           [8]

       10.4         Second Amendment to Supplemental Executive
                    Retirement Plan effective May 1, 2001*

       10.5         Directors' Extended Compensation Plan*               Incorporated by Reference, Exhibit 10(o)
                                                                         [8]

       10.6         First Amendment to Directors' Extended               Incorporated by Reference, Exhibit 10.11
                    Compensation Plan*                                   [9]

       10.7         Second Amendment to Directors' Extended
                    Compensation Plan effective April 1, 2001*

       10.8         1994 Stock Option Plan (as amended and               Incorporated by Reference, Exhibit 10.1
                    restated effective October 16, 2000)*                [10]

       10.9         Form of Incentive Stock Option Agreement*            Incorporated by Reference, Exhibit 10.15
                                                                         [9]

      10.10         Severance Plan*                                      Incorporated by Reference, Exhibit 10(p)
                                                                         [11]

      10.11         Performance Compensation Plan dated as of            Incorporated by reference, Exhibit 10(q)
                    August 2, 1993 (as amended and restated as           [12]
                    of October 1, 1995)*

      10.12 Amendment to Performance Compensation Plan effective January 1, 2000*

      10.13         Notice Of Award--Stock award to executive            Incorporated by Reference, Exhibit
                    officer*                                             10(s)[13]

      10.14         1999 Stock Option Plan (as amended and restated      Incorporated by Reference, Exhibit
                    effective October 16, 2000)*                         10.2[10]

      10.15         Form of Incentive Stock Option Agreement*            Incorporated by Reference, Exhibit
                                                                         10.3[10]

      10.16         Employment Agreement with Executive                  Incorporated by Reference, Exhibit
                    Officer*                                             10(aa)[2]

      10.17         Employment Agreement with Executive Officer*         Incorporated by Reference, Exhibit
                    [14]                                                 10(bb)[2]

      10.18         Amendment to Employment Agreement with
                    Executive Officer*[15]


      10.19         Executive Stock Purchase Plan*                       Incorporated by Reference, Exhibit
                                                                         10.24[9]

      10.20         Notice of Award - stock award to executive           Incorporated by Reference, Exhibit
                    officer*                                             10.25[9]


      10.21         2001 Stock Incentive Plan*                           Incorporated by Reference, Exhibit
                                                                         B[16]

      10.22         Compensation Plan For Non-Employee
                    Directors*



        13 The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2001:
                         Five-Year Financial Summary (p.47)
                         Management's Discussion and Analysis
                         (pgs.13-22)
                         Consolidated Financial Statements
                         (pgs.23-44) and Independent
                         Auditors' Report (p.46)
                         Shareholders' Summary--Capital Stock
                         Information (p.48)
                         Common Stock Market Prices (p.47)

        21          Subsidiaries of ESCO

        23          Independent Auditors' Consent

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

       [5] Incorporated by reference to Current Report on Form 8-K dated February 3, 2000, at the Exhibit indicated.

       [6] Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2001, at the Exhibit indicated.

       [7] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1991, at the Exhibit indicated.

       [8] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993, at the Exhibit indicated.

       [9] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2000, at the Exhibit indicated.

       [10] Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2000, at the Exhibit indicated.

       [11] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1995, at the Exhibit indicated.

       [12] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996, at the Exhibit indicated.

       [13] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1997, at the Exhibit indicated.

       [14] Identical Employment Agreements between ESCO and executive officers Alyson S. Barclay and Victor L. Richey, Jr., except that in the case of Ms. Barclay the minimum annual salary is $94,000.

       [15] Identical Amendments to Employment Agreements between ESCO and executive officers Alyson S. Barclay and Victor L. Richey, Jr.

       [16] Incorporated by reference to Notice of Annual Meeting of the Stockholders and Proxy Statement dated December 11, 2000, at the Exhibit indicated.


       * Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this Part IV.


       (b) No report on Form 8-K was filed during the quarter ended September 30, 2001.

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

                                                 ESCO TECHNOLOGIES INC.


                                                 By (s) D.J. Moore
                                                    ----------------------------
                                                        D.J. Moore
                                                        Chairman and
                                                        Chief Executive Officer


Dated: December 20, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below effective December 20, 2001, by the following persons on behalf of the registrant and in the capacities indicated.

                  SIGNATURE                              TITLE


 (s) D.J. Moore                               Chairman, Chief Executive Officer
 -------------------------------------        and Director
 D.J. Moore


 (s) V.L. Richey, Jr.                         President and
 -------------------------------------        Chief Operating Officer
 V.L. Richey, Jr.


 (s) C.J. Kretschmer                          Exec. Vice President and
 -------------------------------------        Chief Financial Officer
 C.J. Kretschmer


 (s) G.E. Muenster                            Vice President and Controller
 -------------------------------------        (Principal Accounting Officer)
 G.E. Muenster


 (s) W.S. Antle III                           Director
 -------------------------------------
 W.S. Antle III


 (s) J.M. McConnell                           Director
 -------------------------------------
 J.M. McConnell


 (s) L.W. Solley                              Director
 -------------------------------------
 L.W. Solley


 (s) J.M. Stolze                              Director
 -------------------------------------
 J.M. Stolze


 (s) D.C. Trauscht                            Director
--------------------------------------
 D.C. Trauscht


 (s) J.D. Woods                               Director
 -------------------------------------
 J.D. Woods

                                INDEX TO EXHIBITS


Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.       Exhibit

10.4 Second Amendment to Supplemental Executive Retirement Plan effective May 1, 2001.

10.7 Second Amendment to Directors' Extended Compensation Plan effective April 1, 2001.

10.12    Amendment to Performance Compensation Plan effective January 1, 2000

10.18    Amendment to Employment Agreement with Executive Officer

10.22    Compensation Plan For Non-Employee Directors


13 The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2001:

                Five-year Financial Summary (p. 47)
                Management's Discussion and Analysis (pgs. 13-22)
                Consolidated Financial Statements (pgs. 23-44) and Independent
                  Auditors' Report (p. 46)
                Shareholders' Summary--Capital Stock Information (p. 48) Common Stock Market Prices (p. 47)

21       Subsidiaries of ESCO

23       Independent Auditors' Consent

See Item 14(a)3 for a list of exhibits incorporated by reference