Form 10-Q
period 2001-12-31
ESCO TECHNOLOGIES INC
filed 2002-02-15
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______ COMMISSION FILE NUMBER 1-10596
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's stock outstanding at January 31, 2002 was 12,437,288.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                           Three Months Ended
                                                               December 31,___
                                                              2001        2000

              Net sales                                     $84,336      82,871
              Costs and expenses:
                 Cost of sales                               57,457     57,626
                 Selling,   general  and  administrative     18,753     16,765
              expenses
                 Interest expense                                51         81
                 Other, net                                     315      1,911
                       Total costs and expenses              76,576      76,383
              Earnings before income taxes                    7,760      6,488
              Income tax expense                              2,988      2,510
              Net earnings                                  $ 4,772      3,978


              Earnings per share:

                Net earnings - Basic                        $    .38        .32
                                       -Diluted                  .37        .31

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     December 31,  September 30,
                                                        2001            2001
                                                     (Unaudited)
     ASSETS
     Current assets:
        Cash and cash equivalents                       $ 18,223       14,506
        Accounts   receivable,   less   allowance  for
     doubtful
           accounts of $1,110 and $1,122, respectively    64,671       61,351
        Costs and estimated earnings on long-term
           contracts, less progress billings of
           $24,037 and $21,913, respectively               3,356        6,637
        Inventories                                       49,174       48,167
        Other current assets                              21,058       20,769
                 Total current assets                    156,482      151,430
     Property, plant and equipment, at cost              110,405      107,940
     Less accumulated depreciation and amortization       45,010       42,902
                 Net property, plant and equipment        65,395       65,038
     Goodwill, less accumulated amortization
          of $12,674 and $12,674, respectively           101,646      102,163
     Deferred tax assets                                  37,155       38,573
     Other assets                                         16,907       18,373
                                                       $ 377,585      375,577
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
      Short-term borrowings and current
        maturities of long-term debt                  $       80          122
      Accounts payable                                    34,436       35,180
      Advance payments on long-term contracts, less
       costs incurred of $2,885 and $809, respectively     1,400        1,534
      Accrued expenses and other current liabilities      26,062       27,233
               Total current liabilities                  61,978       64,069
      Other liabilities                                   15,913       15,890
      Long-term debt                                       8,322        8,338
               Total liabilities                          86,213       88,297
      Commitments and contingencies                          --           --
      Shareholders' equity:
       Preferred stock, par value $.01 per share,
        authorized 10,000,000 shares                         --           --
       Common  stock,   par  value  $.01  per  share,
        authorized 50,000,000 shares; issued 13,427,614 and
        13,409,934 shares, respectively                     134          132
       Additional paid-in capital                       207,021      206,282
       Retained earnings since elimination of
        deficit at September 30, 1993                   104,421       99,649
       Accumulated other comprehensive loss              (7,499)      (6,518)
                                                        304,077      299,547
       Less treasury stock, at cost: 1,003,846
        and 985,469 common shares, respectively         (12,705)      (12,267)
              Total shareholders' equity                291,372       287,280
                                                      $ 377,585       375,577

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three Months Ended
                                                                  December 31,

                                                              2001         2000
    Cash flows from operating activities:
       Net earnings                                        $ 4,772        3,978
       Adjustments to reconcile net earnings
         to net cash provided by operating activities:
           Depreciation and amortization                     3,265        3,850
           Changes in operating working capital             (3,386)      (1,570)
           Deferred taxes                                    1,418          (20)
           Other                                             1,394         (834)
            Net cash provided by operating activities        7,463        5,404
    Cash flows from investing activities:
       Capital expenditures                                 (3,261)      (1,533)
       Net cash used by investing activities                (3,261)      (1,533)
    Cash flows from financing activities:
       Net decrease in short-term borrowings                   (12)      (1,000)
       Proceeds from long-term debt                             45            -
       Principal payments on long-term debt                    (92)           7
       Purchases of common stock into treasury                (456)        (266)
       Other                                                    30           13
         Net cash used by financing activities                (485)      (1,246)
    Net increase in cash and cash equivalents                3,717        2,625
    Cash and cash equivalents, beginning of period          14,506        5,620
    Cash and cash equivalents, end of period               $18,223        8,245

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

     The results for the three month period ended December 31, 2001 are not necessarily indicative of the results for the entire 2002 fiscal year.

2. GOODWILL AND OTHER INTANGIBLE ASSETS- ADOPTION
     OF SFAS NO. 142

     Management adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets effective October 1, 2001, the beginning of the Company's fiscal year. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. No impairment loss was recorded upon the adoption of SFAS No. 142.

     The following table presents a reconciliation of net earnings for the three months ended December 31, 2000, as restated, to reflect the removal of goodwill amortization in accordance with SFAS No. 142, to be used for comparison purposes with the three months ended December 31, 2001. (Dollars in thousands, except per share amounts)
                                                             Three Months Ended
                                                              December 31, 2000

                                                                   $3,978
          Reported net earnings

          Add back: Goodwill amortization, net of tax                 510
          Adjusted net earnings                                    $4,488

          Earnings per share - Basic:
           As Reported                                             $  .32
           Goodwill amortization                                      .05

           Adjusted                                                $  .37

          Earnings per share - Diluted:
           As Reported                                             $  .31
           Goodwill amortization                                      .04

           Adjusted                                                $  .35

3.   EARNINGS PER SHARE (EPS)

     Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and performance shares by using the treasury stock method. The number of shares used in the calculation of earnings per share for each period presented is as follows (in thousands):
                                                             Three Months Ended
                                                                December 31,

                                                             2001         2000
          Weighted Average Shares Outstanding - Basic       12,415        12,291
          Dilutive Options and Performance Shares              496           389
          Adjusted Shares- Diluted                          12,911        12,680

     For the three month period ended December 31, 2001, there were no options outstanding where the exercise price was greater than the average market price of the common shares. Options to purchase approximately 15,500 shares of common stock at a price of $19.22 per share were outstanding during the three month period ended December 31, 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire in various periods through 2011. Approximately 153,000 and zero performance shares were outstanding but unearned at December 31, 2001 and 2000, respectively, and therefore, were not included in the respective computation of diluted EPS.

4.   INVENTORIES

     Inventories consist of the following (in thousands):
                                                 December 31,     September 30,
                                                     2001              2001

        Finished goods                            $ 11,260            12,065
        Work in process, including long-
         term contracts                             16,842            17,089
        Raw materials                               21,072            19,013
            Total inventories                     $ 49,174            48,167


5.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended December 31, 2001 and 2000 was $3.8 million and $4.2 million, respectively. The Company's comprehensive income is impacted by foreign currency translation adjustments of $1.3 million offset by changes in fair value of the Company's interest rate swaps designated as a cash flow hedge of $0.3 million, discussed below in Item 3.

6.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in four segments:
     Filtration/Fluid Flow, Test, Communications and Other.

     Effective  October 1, 2001, the Company  adopted the provisions of SFAS No.
     142. In conjunction with the adoption of SFAS No. 142, and to reflect the change in the manner in which management evaluates and measures the performance of its operating segments, the Company has changed its segment reporting financial disclosures from "Net Sales and Operating Profit" to "Net Sales and EBIT". EBIT is defined as: Earnings Before Interest and Taxes.

                  ($ in millions)                        Three Months ended
                                                            December  31,

                  NET SALES                               2001         2000
                  Filtration/Fluid Flow                 $ 44.4         44.2
                  Test                                    17.8         21.7
                  Communications                          19.3         14.3
                  Other                                    2.8          2.7
                  Consolidated totals                   $ 84.3         82.9

                  EBIT
                  Filtration/Fluid Flow                 $  2.3          2.0  (2)
                  Test                                     1.4          2.1  (3)
                  Communications                           4.4          3.5
                  Other                                    (.3)        (1.0) (4)
                  Consolidated totals                   $  7.8  (1)     6.6

     (1) The three month period ended December 31, 2001 excludes goodwill amortization in accordance with the adoption of SFAS No. 142.
     (2) The three month period ended December 31, 2000 includes $0.5 million of goodwill amortization.
     (3) The three month period ended December 31, 2000 includes $0.4 million of goodwill amortization.
     (4) The amount for the three month period ended December 31, 2000 consisted of $0.3 million related to Rantec and ($1.3) million related to unallocated corporate operating charges, which includes ($0.3) million of charges related to termination costs in Brazil and includes ($0.4) million of corporate litigation costs related to the Filtration/Fluid flow segment.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION RESULTS OF OPERATIONS

NET SALES
Net sales were $84.3 million and $82.9 million for the first quarter of fiscal 2002 and 2001, respectively. The largest increase was in the Company's Communications segment, resulting from significantly higher shipments of
Automatic Meter Reading (AMR) equipment to electric utility cooperatives (Co-ops) and Wisconsin Public Service Corporation (WPS).

FILTRATION/FLUID FLOW
Net sales were $44.4 million and $44.2 million for the first quarter of fiscal 2002 and 2001, respectively. Sales increased slightly during the first quarter of fiscal 2002 as a result of the contribution from Bea Filtri S.p.A.
(Bea), acquired in June 2001, which contributed approximately $2.8 million of net sales in the first quarter of fiscal 2002, partially offset by lower sales in the commercial aerospace, automotive and semiconductor markets, which continue to experience economic softness.

TEST
Net sales were $17.8 million and $21.7 million for the first quarter of fiscal 2002 and 2001, respectively. The sales decrease in the first quarter of fiscal 2002 as compared to the prior year period is mainly due to the prior year substantial completion of the General Motors test chamber complex, which contributed $2.1 million of net sales and $0.5 million of gross profit in the first quarter of fiscal 2001 as compared to $0.2 million of net sales and $0.03 million of gross profit in fiscal 2002, and continued softness in the overall electronics and telecommunications markets. Sales of the Company's Magnetic Resonance Imaging (MRI) products continued to increase in the first quarter of fiscal 2002 due to the growing health care market.

COMMUNICATIONS
For the first quarter of fiscal 2002, net sales of $19.3 million were $5.0 million, or 34.8% higher than the $14.3 million of net sales recorded in the first quarter of fiscal 2001. The increase is the result of significantly higher shipments of AMR equipment to electric utility cooperatives (Co-ops) and WPS.

OTHER
Net sales were $2.8 million in the first quarter of fiscal 2002 and $2.7 million in the same period of fiscal 2001. The Other segment represents the net sales of Rantec Power Systems (Rantec).

ORDERS AND BACKLOG
Firm order backlog was $202.0 million at December 31, 2001, compared with $180.1 million at September 30, 2001. Orders totaling $106.2 million were received in the first quarter of fiscal 2002. Approximately $46.1 million of new orders in the first quarter of fiscal 2002 related to Filtration/Fluid Flow products, $17.9 million related to Test products, and $39.0 million related to Communications products. Subsequent to the quarter-end, on February 4, 2002, the Company received a $112 million contract from PPL Electric Utilities Corporation, a subsidiary of PPL Corporation, for an automated meter reading system. The project is scheduled for completion at the end of calendar year 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 2002 were $18.8 million, or 22.2% of net sales, compared with $16.8 million, or 20.2% of net sales for the prior year period. The increase in SG&A spending in the first quarter of 2002 is mainly due to the Bea acquisition, which contributed approximately $0.8 million of SG&A expenses in the first quarter of fiscal 2002, and additional investments in research and development, engineering, and marketing within the Communications segment to enhance new product development efforts and market expansion opportunities.

OTHER COSTS AND EXPENSES, NET
Other costs and expenses, net, were $0.3 million for the quarter ended December 31, 2001 compared to $1.9 million for the prior year quarter. The first quarter of fiscal 2002 excludes goodwill amortization in accordance with the adoption of SFAS No. 142, while the first quarter of fiscal 2001 included goodwill amortization of $0.9 million.

Principal components of the amount for the first quarter of fiscal 2002 include $0.3 million of amortization of intangible assets, primarily patents, and $0.3 million of ongoing facility consolidation costs related to Filtration/Fluid Flow, offset by a $0.4 million gain from insurance proceeds related to a former subsidiary. Principal components of the amount for the first quarter of fiscal 2001 include $0.9 million of goodwill amortization, $0.3 million of amortization of intangible assets and $0.3 million of moving expenses related to the West Coast Filtration/Fluid Flow operations.

EBIT
During fiscal 2002, Management began evaluating the performance of its operating segments based on EBIT, which the Company defines as: earnings before interest and taxes. EBIT increased $1.2 million to $7.8 million (9.3% of net sales) for the first quarter of fiscal 2002 from EBIT of $6.6 million (7.9% of net sales) for the first quarter of fiscal 2001. The prior year quarter included goodwill amortization of approximately $0.9 million. Excluding the amortization of goodwill from the first quarter of fiscal 2001's results, EBIT would have been $7.5 million (9.0% of net sales).

FILTRATION/FLUID FLOW
EBIT increased $0.3 million to $2.3 million for the first quarter of fiscal
2002 from $2.0 million for the first quarter of fiscal 2001. The prior year period included goodwill amortization of $0.5 million. Excluding the goodwill amortization, EBIT for the first quarter of fiscal 2001 would have been $2.5 million. The current year was adversely impacted by the softening of the commercial aerospace, automotive and semiconductor markets and investments in new product development and market expansion opportunities, primarily in microfiltration.

TEST
EBIT was $1.4 million and $2.1 million in the first quarter of fiscal 2002 and 2001, respectively. The prior year period included goodwill amortization of $0.4 million. Excluding the goodwill amortization, EBIT for the first quarter of fiscal 2001 would have been $2.5 million. The decline in EBIT in the first quarter of fiscal 2002 as compared to the prior year period is mainly due to the substantial completion of the General Motors test chamber complex in fiscal 2001 and the continued softness in the electronics and telecommunications markets.

COMMUNICATIONS
First quarter EBIT of $4.4 million in fiscal 2002 was $0.9 million or 24.3% higher than the $3.5 million of EBIT in the first quarter of fiscal 2001. The increase in EBIT is the result of significantly higher shipments of AMR equipment. There was no impact on the Communications segment as a result of adopting the provisions of SFAS No. 142.

OTHER
EBIT was ($0.3) million and ($1.0) million for the three month periods ended December 31, 2001 and 2000, respectively. The amount for the three month period ended December 31, 2001 consisted of $0.2 million related to Rantec and ($0.5) million related to unallocated corporate operating charges. The amount for the three month period ended December 31, 2000 consisted of $0.3 million related to Rantec and ($1.3) million related to unallocated corporate operating charges, which includes ($0.3) million of charges related to termination costs in Brazil and includes ($0.4) million of corporate litigation costs related to the Filtration/Fluid Flow segment.

INTEREST EXPENSE (INCOME)
Interest expense, net, was approximately $0.1 million for both the three month periods ended December 31, 2001 and 2000, respectively.

INCOME TAX EXPENSE
The first quarter fiscal 2002 effective income tax rate was 38.5% compared to 38.7% in the first quarter of fiscal 2001. Management estimates the annual effective tax rate for fiscal 2002 to be approximately 39%.

FINANCIAL CONDITION

Working capital increased to $94.5 million at December 31, 2001 from $87.4 million at September 30, 2001. During the first quarter of fiscal 2002, total current assets increased by $5.1 million, of which cash and cash equivalents increased by $3.7 million. In addition, accounts payable and accrued expenses decreased by $1.9 million primarily due to the timing of payments.

Net cash provided by operating activities was $7.5 million in the first three months of fiscal 2002 compared to net cash provided by operating activities of $5.4 million in the same period of fiscal 2001.

Cash flow from operations and borrowings under the bank credit facility are
expected  to  provide   adequate   resources  to  meet  the  Company's   capital
requirements and operational needs for the foreseeable future.

Capital  expenditures were $3.3 million in the first three months of fiscal
2002 compared with $1.5 million in the comparable period of fiscal 2001. Major expenditures in the current period included manufacturing automation equipment used in the Filtration / Fluid Flow businesses.

The Company has a $31.5 million obligation under a synthetic lease facility arranged by Bank of America. For GAAP purposes, this is accounted for as an operating lease. This obligation is secured by leases of three manufacturing locations, two of which are located in Oxnard, CA and the other in Cedar Park, TX, as well as a $10.6 million letter of credit issued under the $75 million credit facility. The leases expire on December 29, 2005 at which time the Company will be required to extend the leases, purchase the properties for $31.5 million, or refinance the obligation.

On February 8, 2001, the Company approved a stock repurchase program. Under this program, the Company is authorized to purchase up to 1.3 million shares of its common stock in the open market, subject to market conditions and other factors, through September 30, 2003. The Company repurchased 20,000 shares during the first quarter of fiscal 2002.

The Company continues to explore consolidation opportunities within its existing businesses which could improve future earnings and enhance the Company's competitive position. The Company will also continue to look for acquisitions that offer complementary products and/or new technologies.

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include those relating to estimated income tax expense and the Company's capital requirements and operational needs for the foreseeable future. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: further weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; electricity shortages; competition; intellectual property rights; consolidation of internal operations; integration of recently acquired businesses; delivery delays or defaults by customers; performance issues with key suppliers and subcontractors; collective bargaining labor disputes; and the Company's successful execution of internal operating plans.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company has interest rate exposure relating to floating rate lease obligations and, accordingly, during 2001, the Company entered into two interest rate swaps totaling approximately $30 million to mitigate this exposure. These interest rate swaps relate to an operating lease obligation under its synthetic lease facility, which is arranged by Bank of America. The interest rate swaps are for $23.6 million and $6.5 million and effectively fix the interest rates on the underlying lease obligations at 6.78% and 5.49%, respectively. These lease obligations and their related interest rate swaps expire on December 29, 2005. In addition, the Company has interest rate exposure of approximately $4 million relating to floating rate obligations denominated in EURO dollars. Therefore, in September 2001, the Company entered into an interest rate swap of approximately $4 million to mitigate this exposure. This interest rate swap effectively fixed the interest rate at 4.89%. This amount is borrowed under the Company's $75 million credit facility and matures on April 11, 2005 along with its related interest rate swap. These swaps are accounted for as cash flow hedges under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138". For the quarter ended December 31, 2001, other comprehensive loss included a pretax increase in fair value of approximately $0.3 million related to the interest rate swaps. The Company is subject to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. The currency most significant to our operations is the Euro. The Company hedges certain foreign currency commitments by purchasing foreign currency forward contracts.

                            PART II OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits
       Exhibit
       Number

       3(a)      Restated Articles of       Incorporated by reference to
                 Incorporation              Form 10-K for the fiscal year ended
                                            September  30, 1999 at Exhibit 3(a)

       3(b)      Amended Certificateof      Incorporated by reference to Form
                 Designation Preferences    10-Q for the fiscal quarter ended
                 and Rights of Series A     March 31, 2000 at Exhibit 4(e)
                 participating Cumulative
                 Preferred Stock of the
                 Registrant

       3(c)      Articles of Merger         Incorporated  by  reference to
                 effective July 10, 2000    Form 10-Q  for the  fiscal  quarter
                                            ended June 30, 2000 at Exhibit 3(c)



       3(d)      Bylaws, as amended         Incorporated  by  reference to Form
                                            10-Q  for the  fiscal  quarter ended
                                            June 30, 2000 at Exhibit 3(d)



       4(a)      Specimen Common Stock      Incorporated  by  reference to Form
                 Certificate                10-Q  for the  fiscal quarter ended
                                            June 30, 2000 at Exhibit 4(a)



       4(b)      Specimen Rights            Incorporated by reference to
                 Certificate                Exhibit B to Exhibit 4.1 to the
                                            Registrant's Current Report on Form
                                            8-K dated February 3, 2000



       4(c)      Rights Agreement dated     Incorporated by reference to
                 as of September 24, 1990   Current Report on Form 8-K
                 (as amended and            dated February 3, 2000, at
                 Restated as of             Exhibit 4.1
                 February 3, 2000)
                 between the Registrant and
                 Registrar and Transfer Company,
                 as successor  Rights Agent

       4(d)      Amended and Restated Credit       Incorporated  by  reference
                 Agreement dated as of February    to Form 10-Q for the fiscal
                 28, 2001 among the Registrant,    quarter ended March 31, 2001
                 Bank of America,  N.A.,           at Exhibit 4(d)
                 as agent, and  the
                 lenders listed therein




b)   Reports on Form 8-K.

     During the quarter ended December 31, 2001, the Company filed the following Current Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K, dated October 8, 2001, which reported in "Item 5. Other Events"the appointment of the Company"s new Stock Transfer Agent and Registrar, Exchange Agent and Rights Agent.

     The Company filed a Current Report on Form 8-K, dated November 28, 2001, which reported in"Item 7. Financial Statements, Pro Forma Financial Information and Exhibits"and "Item 9. Regulation FD Disclosure" that the Company would include certain information regarding its financial goals on its website.

     The Company filed a Current Report on Form 8-K/A, dated November 28, 2001, which reported in "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" that the Company was amending its Current Report on Form 8-K. dated November 28, 2001, to correct an error in Exhibit 99.2.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                          ESCO TECHNOLOGIES INC.

                                                           /s/ Gary E. Muenster
                                                           Gary E. Muenster
                                                           Vice President and
                                                           Corporate Controller
                                                           (As duly authorized
                                                           officer and
                                                           principal accounting
                                                           officer of
                                                           the registrant)
Dated:  February 14, 2002