Form 10-Q
period 2002-03-31
ESCO TECHNOLOGIES INC
filed 2002-05-15
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's stock outstanding at April 30, 2002 was 12,582,597.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              2002         2001
                                                              ----         ----

           Net sales                                       $ 88,224      86,905
                                                           --------      ------
           Costs and expenses:
              Cost of sales                                  59,099      59,675
              Selling, general and administrative
              expenses                                       20,152      17,594
              Interest expense                                   59           5
              Other, net                                        613       2,643
                                                             ------      ------

                    Total costs and expenses                 79,923      79,917
                                                             ------      ------

           Earnings before income taxes                       8,301       6,988
           Income tax expense                                 3,108       2,701
                                                              -----       -----

           Net earnings                                    $  5,193       4,287
                                                           ========      ======

           Earnings per share:

             Net earnings - Basic                          $    .42         .35
                          -Diluted                              .40         .34
                                                           ========      ======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                               Six Months Ended
                                                                    March 31,
                                                               ----------------

                                                               2002         2001
                                                               ----         ----

            Net sales                                       $ 172,560    169,777
                                                             --------    -------
            Costs and expenses:
               Cost of sales                                 116,556     117,302
               Selling,   general   and   administrative
                expenses                                      38,905      34,359
               Interest expense                                  110          85
               Other, net                                        928       4,555
                                                             -------     -------

                     Total costs and expenses                156,499     156,301
                                                             -------     -------

            Earnings before income taxes                      16,061      13,476
            Income tax expense                                 6,096       5,211
                                                             -------     -------
            Net earnings                                    $  9,965       8,265
                                                             =======     =======

            Earnings per share:

              Net earnings - Basic                          $    .80         .67
                           -Diluted                              .77         .65
                                                                 ===         ===


See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      March 31,    September 30,
                                                        2002           2001
                                                      ---------    -------------
                                                      (Unaudited)

  ASSETS
  Current assets:
     Cash and cash equivalents                          $ 12,591         14,506
     Accounts receivable, less allowance for doubtful
        accounts of $881 and $1,122, respectively         63,898         61,351
     Costs and estimated earnings on long-term
        contracts, less progress billings of
        $3,718 and $21,913, respectively                   4,082          6,637
     Inventories                                          50,032         48,167
     Current portion of deferred tax assets               14,590         15,278
     Other current assets                                  6,828          5,491
                                                         -------        -------
              Total current assets                       152,021        151,430
                                                         =======        =======

  Property, plant and equipment, at cost                 113,351        107,940
  Less accumulated depreciation and amortization          47,336         42,902
                                                         -------        -------
              Net property, plant and equipment           66,015         65,038
  Goodwill, less accumulated amortization
    of $12,674                                           101,612        102,163
  Deferred tax assets                                     36,029         38,573
  Other assets                                            27,772         18,373
                                                         -------        -------
                                                        $383,449        375,577
                                                         =======        =======
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Short-term borrowings and current
        maturities of long-term debt                    $     50            122
     Accounts payable                                     34,157         35,180
     Advance  payments on  long-term  contracts,  less
        costs incurred of $2,290 and $809, respectively    1,967          1,534
     Accrued expenses and other current liabilities       25,342         27,233
                                                         -------        -------
              Total current liabilities                   61,516         64,069
                                                         -------        -------
     Other liabilities                                    16,185         15,890
     Long-term debt                                        8,145          8,338
                                                         -------         ------
              Total liabilities                           85,846         88,297
                                                         -------        -------
     Commitments and contingencies                            --             --
     Shareholders' equity:
      Preferred stock, par value $.01 per share,
       authorized 10,000,000 shares                           --             --
      Common stock, par value $.01 per  share,
       authorized 50,000,000 shares; issued 12,529,681
       and 13,409,934 shares, respectively                   135            134
      Additional paid-in capital                         208,090        206,282
      Retained earnings since elimination of
       deficit at September 30, 1993                     109,614         99,649
      Accumulated other comprehensive loss                (7,546)        (6,518)
                                                         -------       --------
                                                         310,293        299,547
       Less treasury stock, at cost: 1,002,546
        and 985,469 common shares, respectively          (12,690)       (12,267)
                                                         -------        -------
            Total shareholders' equity                   297,603        287,280
                                                         -------        -------
                                                        $383,449        375,577
                                                         =======        =======


See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                              Six Months Ended
                                                                   March 31,
                                                              -----------------
                                                            2002          2001
                                                            ----          ----
    Cash flows from operating activities:
      Net earnings                                       $  9,965         8,265
      Adjustments to reconcile net earnings
        to net cash provided by operating activities:
          Depreciation and amortization                     6,089         7,756
          Changes in operating working capital             (4,987)       (4,276)
          Change in  long-term  portion of deferred tax
            assets                                          2,544         2,881
          Other                                               772          (918)
                                                          -------       -------
           Net cash provided by operating activities       14,383        13,708
                                                          -------       -------
    Cash flows from investing activities:
      Capital expenditures                                 (6,140)       (4,492)
      Acquisition of technology rights                     (9,546)            -
                                                          -------       -------
      Net cash used by investing activities               (15,686)       (4,492)
                                                          -------       -------
    Cash flows from financing activities:
      Net decrease in short-term borrowings                   (12)       (4,000)
      Proceeds from long-term debt                             45           108
      Principal payments on long-term debt                   (299)         (100)
      Purchases of common stock into treasury                (456)         (266)
      Other                                                   110            37
                                                           ------       -------
        Net cash used by financing activities                (612)       (4,221)
                                                          -------       -------
    Net (decrease) increase in cash and cash equivalents   (1,915)        4,995
    Cash and cash equivalents, beginning of period         14,506         5,620
                                                          -------       -------
    Cash and cash equivalents, end of period             $ 12,591        10,615
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

     The results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results for the entire 2002 fiscal year.

2.   GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142

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

     The following table presents a reconciliation of net earnings for the three and six month periods ended March 31, 2001, as restated, to reflect the removal of goodwill amortization in accordance with SFAS No. 142, to be used for comparison purposes with the three and six month periods ended March 31, 2002. (Dollars in thousands, except per share amounts)


                                                 Three Months       Six Months
                                                Ended March 31,  Ended March 31,
                                                     2001             2001
                                                ---------------  ---------------


       Reported net earnings                         $4,287           $8,265
       Add back: Goodwill amortization,
        net of tax                                      523            1,056
                                                     ------           ------

        Adjusted net earnings                        $4,810           $9,321
                                                     ======           ======
       Earnings per share - Basic:
         As Reported                                 $  .35           $  .67
         Goodwill amortization                          .04              .09
                                                     ------           ------
       Adjusted                                      $  .39           $  .76
                                                     ======           ======

       Earnings per share - Diluted:
         As Reported                                 $  .34           $  .65
         Goodwill amortization                          .04              .08
                                                     ------           ------

         Adjusted                                    $  .38           $  .73
                                                     ======           ======

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
                                    Three Months Ended        Six Months Ended
                                       March 31,                   March 31,
                                    ------------------        ----------------

                                   2002           2001        2002         2001
                                   ----           ----        ----         ----
      Weighted Average Shares
        Outstanding - Basic       12,477         12,327      12,448       12,309
      Dilutive Options and
        Performance Shares           586            444         545          407
                                  ------         ------      ------       ------
      Adjusted Shares- Diluted    13,063         12,771      12,993       12,716
                                  ======         ======      ======       ======

     Options to purchase approximately 40,500 shares of common stock at prices ranging between $32.54 - $35.93 and options to purchase 32,000 shares of common stock at a price of $21.44 per share were outstanding during the six month periods ended March 31, 2002 and 2001, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. These options expire in various periods through 2012. Approximately 118,000 and 202,000 Performance Shares were outstanding but unvested at March 31, 2002 and 2001, respectively, and therefore, were not included in the respective computation of diluted EPS.

4.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                 March 31,        September 30,
                                                   2002                2001
                                                 ---------        -------------

        Finished goods                            $ 11,788             12,065
        Work in process, including long-term
         contracts                                  15,853             17,089
        Raw materials                               22,391             19,013
                                                    ------             ------
           Total inventories                      $ 50,032             48,167
                                                   =======             ======

5.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended March 31, 2002 and 2001 was $5.1 million and $3.3 million, respectively. Comprehensive income for the six-month periods ended March 31, 2002 and 2001 was $8.9 million and $7.5 million, respectively. For the six months ended March 31, 2002, the Company's comprehensive income was negatively impacted by foreign currency translation adjustments of $1.6 million, which was partially offset by an increase in fair value of the Company's interest rate swaps designated as a cash flow hedge of $0.5 million, discussed below in Item 3.

6.   ACQUISITIONS

     In March 2002, the Company acquired the exclusive rights to the patent portfolio and related intellectual property of North Carolina SRT Inc. and its affiliate (NC SRT), a manufacturer of cross-flow filtration and separation modules and equipment. The Company paid approximately $9.5 million for these filtration technology rights, including certain production assets and inventory of NC SRT. In addition, the Company will pay future consideration of $1 million in March 2003 and $1 million in March 2004. NC SRT sales of products utilizing the technologies acquired were approximately $3 million in calendar 2001. NC SRT is included within the Company's Filtration/Fluid Flow segment.

7.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in four segments:
     Filtration/Fluid Flow, Test, Communications and Other.

     Management evaluates and measures the performance of its operating segments based on "Net Sales and EBIT", which are detailed in the table below. EBIT is defined as Earnings Before Interest and Taxes.

      ($ in millions)               Three Months ended       Six Months ended
                                         March  31,               March 31,
                                    ------------------       ----------------
       NET SALES                    2002          2001       2002        2001
       ---------                    ----          ----       ----        ----

        Filtration/Fluid Flow      $ 48.0       $ 46.9       92.4        91.1
        Test                         16.7         22.4       34.5        44.0
        Communications               20.4        14.6        39.8        29.0
        Other                         3.1         3.0         5.9         5.7
                                   ------      ------       -----       -----
        Consolidated totals        $ 88.2      $ 86.9       172.6       169.8
                                   ======      ======       =====       =====


        EBIT
        ----

         Filtration/Fluid Flow      $  3.1      $  2.3        5.4        4.4
         Test                          0.9         1.6        2.3        3.7
         Communications                4.9         3.4        9.2        6.9
         Other                        (0.5)       (0.3)      (0.7)(4)   (1.4)(5)
                                      -----       -----      -----      -----
         Consolidated totals        $  8.4(1)   $  7.0(2)    16.2(1)    13.6(3)
                                      ----        ----       ----       ----
          (1) The three and six-month periods ended March 31, 2002 excludes goodwill amortization in accordance with the adoption of SFAS
              No. 142.

          (2) The three month period ended March 31, 2001 included $0.9 million of goodwill amortization.

          (3) The six month period ended March 31, 2001 included $1.7 million of goodwill amortization.

          (4) The amount for the six month period ended March 31, 2002 consisted of $0.6 million related to Rantec and ($1.3) million related to unallocated corporate operating charges, which includes
              $0.3 million of exit costs related to the Sanmar joint venture recorded in the first quarter of fiscal 2002, related to the Filtration/Fluid Flow segment.
          (5) The amount for the six month period ended March 31, 2001 consisted of $0.7 million related to Rantec and ($2.1) million related to unallocated corporate operating charges, which includes
              $0.3 million of charges related to personnel termination costs in Brazil (Filtration/Fluid Flow segment); $0.4 million of corporate litigation costs related to the Filtration/Fluid
              Flow segment; $0.6 million of costs related to the consolidation of the Stockton, CA facility into the Huntley, IL facility (Filtration/Fluid Flow segment) and $0.3 million of residual costs to consolidate PTI's filtration business into new facilities in Oxnard, CA.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET SALES
Net sales were $88.2 million and $86.9 million for the second quarter of fiscal 2002 and 2001, respectively. Net sales were $172.6 million and $169.8 million for the first six months of fiscal 2002 and 2001, respectively. The largest increase was in the Company's Communications segment, resulting from significantly higher shipments of Automatic Meter Reading (AMR) equipment to electric utility cooperatives (Co-ops) and PPL Electric Utilities Corporation
(PPL).

FILTRATION/FLUID FLOW
Net sales were $48.0 million and $46.9 million for the second quarter of fiscal 2002 and 2001, respectively. Net sales were $92.4 million and $91.1 million for the first six months of fiscal 2002 and 2001, respectively. Sales increased slightly during the first six months of fiscal 2002 as a result of the contribution from Bea Filtri S.p.A. (Bea), acquired in June 2001, which contributed approximately $5.4 million of net sales in the first six months of fiscal 2002. This increase was partially offset by lower sales in the commercial aerospace and semiconductor markets, which continue to experience economic softness.

TEST
Net sales were $16.7 million and $22.4 million for the second quarter of fiscal 2002 and 2001, respectively. For the first six months of fiscal 2002, net sales were $34.5 million compared to $44.0 million in the prior year period. The sales decrease in the first six months of fiscal 2002 as compared to the prior year period is primarily due to the prior year completion of the General Motors test chamber complex, which contributed $3.3 million of the decrease to net sales, and continued softness in the overall electronics and telecommunications markets.

COMMUNICATIONS
For the second quarter of fiscal 2002, net sales of $20.4 million were $5.8 million, or 39.7%, higher than the $14.6 million of net sales recorded in the second quarter of fiscal 2001. Net sales of $39.8 million in the first six months of fiscal 2002 were $10.8 million, or 37.3%, higher than the $29.0 million recorded in the first six months of fiscal 2001. The increases are the result of significantly higher shipments of AMR equipment to Co-ops and PPL.

OTHER
Net sales were $3.1 million in the second quarter of fiscal 2002 and $3.0 million in the second quarter of fiscal 2001. In the first six months of fiscal 2002, net sales were $5.9 million compared to $5.7 million in the prior year period. The Other segment represents the net sales of Rantec Power Systems (Rantec).

ORDERS AND BACKLOG
Firm order backlog was $315.6 million at March 31, 2002, compared with $180.1 million at September 30, 2001. Orders totaling $308.1 million were received in the first six months of fiscal 2002. Approximately $102.1 million of new orders in the first six months of fiscal 2002 related to Filtration/Fluid Flow products, $35.5 million related to Test products, and $165.2 million related to Communications products. In February 2002, the Company received a $112 million contract from PPL Electric Utilities Corporation, a subsidiary of PPL Corporation, for an AMR system in Pennsylvania. The project is currently scheduled for completion in November 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the second quarter of fiscal 2002 were $20.2 million, or 22.8% of net sales, compared with $17.6 million, or 20.2% of net sales for the prior year period. For the first six months of fiscal 2002, SG&A expenses were $38.9 million, or 22.5% of net sales, compared with $34.4 million, or 20.2% of net sales for the prior year period. The increase in SG&A spending in the first six months of fiscal 2002 is mainly due to the Bea acquisition, which added approximately $1.8 million of SG&A expenses in the first six months of fiscal 2002, and additional investments in research and development, engineering, and marketing within the Communications and Filtration/Fluid Flow segments.

OTHER COSTS AND EXPENSES, NET
Other costs and expenses, net, were $0.6 million for the quarter ended March 31, 2002 compared to $2.6 million for the prior year quarter. The second quarter of fiscal 2002 excludes goodwill amortization in accordance with the adoption of SFAS No. 142, while the second quarter of fiscal 2001 included goodwill amortization of $0.9 million. Other costs and expenses, net, were $0.9 million for the first six months of fiscal 2002 compared to $4.6 million for the prior year period. The first six months of fiscal 2002 excludes goodwill amortization, and the first six months of fiscal 2001 included goodwill amortization of $1.7 million.

Principal components of other costs and expenses, net for the first six months of fiscal 2002 include $0.6 million of amortization of identifiable intangible assets, primarily patents, and $0.3 million of exit costs related to the Sanmar joint venture (Filtration/Fluid Flow segment) which was terminated in the first quarter of fiscal 2002, offset by a $0.4 million gain from insurance proceeds related to a former subsidiary. Principal components of the amount for the first six months of fiscal 2001 include $1.7 million of goodwill amortization, $0.7 million of amortization of identifiable intangible assets, $0.3 million of charges related to personnel termination costs in Brazil (Filtration/Fluid Flow segment), $0.4 million of corporate litigation costs related to the
Filtration/Fluid Flow segment, $0.6 million of costs related to the consolidation of the Stockton, CA facility into the Huntley, IL facility (Filtration/Fluid Flow segment) and $0.3 million of residual costs to consolidate PTI's filtration business into new facilities in Oxnard, CA.

EBIT
Management evaluates the performance of its operating segments based on EBIT, which the Company defines as Earnings Before Interest and Taxes. EBIT increased $1.4 million to $8.4 million (9.5% of net sales) for the second quarter of fiscal  2002 from $7.0  million  (8.0% of net sales)  for the second  quarter of fiscal 2001. The prior year quarter included goodwill amortization of approximately $0.9 million. Excluding the amortization of goodwill from the second quarter of fiscal 2001's results, EBIT would have been $7.9 million (9.0% of net sales).

For the first six months of fiscal 2002, EBIT increased $2.6 million to $16.2 million (9.4% of net sales) from $13.6 million (8.0% of net sales) for the first six months of fiscal 2001. The prior year period included goodwill amortization of approximately $1.7 million. Excluding the amortization of goodwill from the first six months of fiscal 2001's results, EBIT would have been $15.3 million (9.0% of net sales).

FILTRATION/FLUID FLOW
EBIT was $3.1 million and $2.3 million in the second quarter of fiscal 2002 and 2001, respectively, and $5.4 million and $4.4 million in the first six months of fiscal 2002 and 2001, respectively. The prior year second quarter and six months ended March 31, 2001 included goodwill amortization of $0.5 million and $1.0 million, respectively. Excluding the goodwill amortization, EBIT for the second quarter and six months of fiscal 2001 would have been $2.8 million and $5.4 million, respectively. The current year continues to be impacted by the softening of the commercial aerospace and semiconductor markets and investments in new product development and market expansion initiatives, primarily in microfiltration.


TEST
EBIT was $0.9 million and $1.6 million in the second quarter of fiscal 2002 and 2001, respectively, and $2.3 million and $3.7 million in the first six months of fiscal 2002 and 2001, respectively. The prior year second quarter and six months ended March 31, 2001 included goodwill amortization of $0.4 million and $0.7 million, respectively. Excluding the goodwill amortization, EBIT for the second quarter and six months of fiscal 2001 would have been $2.0 million and $4.4 million, respectively. The decline in EBIT in the first six months of fiscal 2002 as compared to the prior year period is mainly due to the completion of the General Motors test chamber complex in fiscal 2001 and the continued softness in the electronics and telecommunications markets.

COMMUNICATIONS
Second quarter EBIT of $4.9 million in fiscal 2002 was $1.5 million, or 44.1%, higher than the $3.4 million of EBIT in the second quarter of fiscal 2001. For the first six months of fiscal 2002, EBIT increased $2.3 million, or 33.3%, to $9.2 million from $6.9 million in fiscal 2001. The increase in EBIT is the result of significantly higher shipments of AMR equipment.

OTHER
EBIT was ($0.5) million and ($0.7) million for the three and six-month periods ended March 31, 2002, respectively, compared to ($0.3) million and ($1.4) million for the respective prior year periods. The amount for the second quarter ended March 31, 2002 consisted of $0.3 million related to Rantec and ($0.8) million related to unallocated corporate operating charges. EBIT for the first six months of fiscal 2002 consisted of $0.6 million related to Rantec and ($1.3) million related to unallocated corporate operating charges, which includes $0.3 million of exit costs related to the Sanmar joint venture (Filtration/Fluid Flow segment) which was terminated in the first quarter of fiscal 2002. The amount for the first six months of fiscal 2001 consisted of $0.7 million related to Rantec and ($2.1) million related to unallocated corporate operating charges, which includes $0.3 million of charges related to personnel termination costs in Brazil (Filtration/Fluid Flow segment), $0.4 million of corporate litigation costs related to the Filtration/Fluid Flow segment, $0.6 million of costs related to the consolidation of the Stockton, CA facility into the Huntley, IL facility (Filtration/Fluid Flow segment) and $0.3 million of residual costs to consolidate PTI's filtration business into new facilities in Oxnard, CA.

INTEREST EXPENSE (INCOME)
Interest expense, net, was approximately $0.1 million for both the three and six-month periods ended March 31, 2002, consistent with the prior year three and six-months periods ended March 31, 2001, respectively.

INCOME TAX EXPENSE
The second quarter fiscal 2002 effective income tax rate was 37.4% compared to 38.7% in the second quarter of fiscal 2001. The decrease in the effective income tax rate in the second quarter of fiscal 2002 compared to the prior year period is primarily due to the favorable earnings impact of the foreign operations. The effective income tax rate in the first six months of fiscal 2002 was 38.0% compared to 38.7% in the prior year period. Management estimates the annual effective tax rate for fiscal 2002 to be approximately 38.5%.

FINANCIAL CONDITION
Working capital increased to $90.5 million at March 31, 2002 from $87.4 million at September 30, 2001. During the first six months of fiscal 2002, accounts receivable increased by $2.5 million due to the increase in sales; inventories increased by $1.9 million to support near term demand; offset by a decrease in costs and estimated earnings on long-term contracts of $2.6 million due to the completion of the General Motors test chamber complex. In addition, accounts payable and accrued expenses decreased by $2.9 million primarily due to the timing of payments.

Net cash provided by operating activities was $14.4 million in the first six months of fiscal 2002 compared to net cash provided by operating activities of $13.7 million in the same period of fiscal 2001.

Cash flow from  operations  and  borrowings  under the bank credit  facility are
expected  to  provide   adequate   resources  to  meet  the  Company's   capital
requirements and operational needs for the foreseeable future.

Effective April 5, 2002, the Company amended its existing $75 million revolving credit facility changing the scheduled reductions and extending the $25 million increase option through April 11, 2004. The amendment calls for $5 million reductions to the credit facility on each April 11th beginning in 2002 through 2004 with the balance due upon maturity and expiration, April 11, 2005.

Capital expenditures were $6.1 million in the first six months of fiscal 2002 compared with $4.5 million in the comparable period of fiscal 2001. Major expenditures in the current period included manufacturing automation equipment used in the Filtration / Fluid Flow businesses.

In March 2002, the Company paid cash of approximately $9.5 million to acquire the exclusive rights to the patent portfolio and related intellectual property of North Carolina SRT Inc. and its affiliate (NC SRT).

Other current assets include approximately $0.6 million of capitalized legal costs at March 31, 2002. These costs have been incurred in the defense of certain patents used in the Company's Filtration/Fluid Flow business and their recovery while probable, is subject to litigation or further negotiations.

The Company has a $31.5 million obligation under a synthetic lease facility arranged by Bank of America. For GAAP purposes, this is accounted for as an operating lease. This obligation is secured by leases of three manufacturing locations, two of which are located in Oxnard, CA and the other in Cedar Park, TX, as well as a $10.6 million letter of credit issued under the Company's $75 million credit facility. The leases expire on December 29, 2005 at which time the Company will be required to extend the leases on terms to be negotiated, purchase the properties for $31.5 million, or refinance the obligation. The Financial Accounting Standards Board (FASB) has issued an exposure draft on the accounting treatment related to synthetic lease arrangements. If this exposure draft is adopted as written, the Company would record the net assets and obligations under the synthetic lease facility as property, plant and equipment and long-term obligations.

On February 8, 2001, the Company approved a stock repurchase program. Under this program, the Company is authorized to purchase up to 1.3 million shares of its common stock in the open market, subject to market conditions and other factors, through September 30, 2003. The Company repurchased 20,000 shares during the first six months of fiscal 2002.

The Company continues to explore consolidation opportunities within its existing businesses which could improve future operating earnings and enhance the Company's competitive position. The Company will also continue to look for acquisitions that offer complementary products and/or new technologies.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Company management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made their best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company's senior management discusses the accounting policies described below with the audit committee of the Company's board of directors on an annual basis.

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies which management believes are critical to the Consolidated Financial Statements and other financial disclosure. It is not intended to be a comprehensive list of all significant accounting policies that are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2001 Annual Report on Form 10-K.

The Company has identified the following areas as critical accounting policies.

Revenue Recognition
The majority of the Company's revenues are recognized when products are shipped to or when services are performed for unaffiliated customers. Other revenue recognition methods the Company uses include the following: Revenue on production contracts is recorded when specific contract terms are fulfilled, usually by delivery or acceptance (the units of production or delivery methods). Revenues from cost reimbursement contracts are recorded as costs are incurred, plus fees earned. Revenue under long-term contracts for which units of production or delivery are inappropriate measures of performance is recognized on the percentage-of-completion method based upon incurred costs compared to total estimated costs under the contract. Revenue under engineering contracts is generally recognized as milestones are attained. The SEC's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. Management believes the Company's revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 101.

Accounts Receivable
Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical bad debt experience.

Inventory
Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales. Inventories under long-term contracts reflect accumulated production costs, factory overhead, initial tooling and other related costs less the portion of such costs charged to cost of sales and any unliquidated progress payments. In accordance with industry practice, costs incurred on contracts in progress include amounts relating to programs having production cycles longer than one year, and a portion thereof may not be realized within one year.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when management believes it is more likely than not such assets will not be recovered, taking into consideration historical operating results, expectations of future earnings, and the expected timing of the reversals of existing temporary differences.

Goodwill and Other Long-Lived Assets
The Company adopted the provisions of SFAS No. 142 effective October 1, 2001. Goodwill and other long-lived assets with indefinite useful lives are reviewed by management for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment is based on management's judgment as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

Pension Plans and Other Postretirement Benefit Plans
The measurement of liabilities related to pension plans and other post-retirement benefit plans is based on management's assumptions related to future events including interest rates, return on pension plan assets, rate of compensation increases, and health care cost trend rates. Actual pension plan asset performance will either decrease or increase unamortized pension losses which will affect net earnings in future years.

Contingencies
As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced against the Company. In the opinion of management, final judgments, if any, which might be rendered against the Company in current litigation are adequately reserved, covered by insurance, or would not have a material adverse effect on its financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

Management does not believe the implementation of Statements No. 143 and 144 will have a material adverse effect on the Company's financial statements.

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include those relating to the estimates made in connection with the Company's accounting policies and the Company's capital requirements and operational needs for the foreseeable future. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: further weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; electricity shortages; competition; intellectual property rights; consolidation of internal operations; integration of recently acquired businesses; delivery delays or defaults by customers; performance issues with key suppliers and subcontractors; collective bargaining labor disputes; and the Company's successful execution of internal operating plans.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company has interest rate exposure relating to floating rate lease obligations and, accordingly, the Company has entered into interest rate swaps covering approximately $32 million to mitigate this exposure. These interest rate swaps relate to operating lease obligations under its synthetic lease facility, and have been arranged by Bank of America. The interest rate swaps effectively fix the interest rates on the underlying lease obligations at a weighted average rate of 6.47%. These lease obligations and their related interest rate swaps expire on December 29, 2005. In addition, the Company has interest rate exposure of approximately $4 million relating to floating rate obligations denominated in EURO dollars. Therefore, the Company has entered into an interest rate swap of approximately $4 million to mitigate this exposure which effectively fixed the interest rate on these floating rate obligations at 4.89%. These EURO dollar obligations consist of borrowings under the Company's $75 million credit facility and mature on April 11, 2005 along with the related interest rate swap. These swaps are accounted for as cash flow hedges under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138". For the six months ended March 31, 2002, accumulated other comprehensive loss included an after tax increase in fair value of approximately $0.5 million related to the interest rate swaps. The Company is subject to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. The currency most significant to the Company's operations is the Euro. The Company hedges certain foreign currency commitments by purchasing foreign currency forward contracts.

                            PART II OTHER INFORMATION
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Annual Meeting of the Company's shareholders was held on Tuesday, February 5, 2002, to vote on the election of three directors. The voting for directors was as follows:
                                                                  Broker
                                             For      Withheld   Non-Votes
                  W. S. Antle III         10,459,481   108,397       0
                  L. W. Solley            10,457,504   110,374       0
                  J. D. Woods             10,088,386   479,492       0

The terms of J. M. McConnell, D. C. Trauscht, J. M. Stolze, and D. J. Moore continued after the meeting.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
a) Exhibits
     Exhibit
     Number

     3(a)   Restated Articles of Incorporation  Incorporated  by  reference  to
                                                Form 10-K for the fiscal year
                                                ended September 30, 1999 at
                                                Exhibit 3(a)

    3(b)     Amended Certificate of             Incorporated by reference to
             Designation Preferences and        Form 10-Q for the fiscal
             Rights of Series                   quarter ended March 31, 2000
             A Participating Cumulative         at Exhibit 4(e)
             Preferred Stock of the
             Registrant

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

   4(c)      Rights Agreement dated as of       Incorporated by reference to
             September 24, 1990 (as             Current Report on Form 8-K
             amended and Restated as of         dated February 3, 2000, at
             February 3, 2000) between the      Exhibit 4.1
             Registrant and  Registrar and
             Transfer Company, as successor
             Rights Agent

   4(d)      Amended and Restated Credit        Incorporated  by  reference  to
             Agreement dated as of February     Form 10-Q  for  the  fiscal
             28,  2001  among  the              quarter ended March 31, 2001
             Registrant, Bank of America,       at Exhibit 4(d)
             N.A.,  as agent,  and  the
             lenders listed therein

   10        Severance Plan adopted as of
             August 10, 1995 (as  restated
             February 5, 2002)

b)   Reports on Form 8-K.
     During the quarter ended March 31, 2002, the Company filed the following Current Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K, dated February 5, 2002, which reported in "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" and "Item 9. Regulation FD Disclosure" that the Company would issue a press release announcing its first quarter fiscal 2002 results, present certain related financial information at the Company's Annual Meeting of Stockholders and include such information on the Company's website.

     The Company filed a Current Report on Form 8-K, dated February 6, 2002, which reported in "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" and "Item 9. Regulation FD Disclosure" additional information to supplement the information reported in the Company's Current Report on Form 8-K, dated February 5, 2002.

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

Dated:  May 14, 2002