Form 10-Q
period 2002-06-30
ESCO TECHNOLOGIES INC
filed 2002-08-07
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's stock outstanding at July 31, 2002 was 12,599,233.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                           Three Months Ended
                                                           __________________
                                                                June 30,
                                                                ________

                                                            2002        2001
                                                            ____        ____

            Net sales                                     $94,701      87,862
                                                           ______      ______
            Costs and expenses:
               Cost of sales                               63,609      59,847
               Selling, general and administrative
                expenses                                   21,173      18,329
               Interest expense                               111          51
               Other, net                                     622       2,273
                                                           ______      ______
                     Total costs and expenses              85,515      80,500
                                                           ______      ______
            Earnings before income taxes                    9,186      7,362
            Income tax expense                              3,448      2,805
                                                           ______     ______
            Net earnings                                  $ 5,738      4,557
                                                           ======     ======


            Earnings per share:

              Net earnings - Basic                        $    .46        .37
                                    -Diluted                   .44        .35
                                                               ===        ===

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                    Nine Months Ended
                                                    _________________
                                                         June 30,
                                                         ________

                                                      2002      2001
                                                      ____      ____

     Net sales                                     $ 267,261  257,639
                                                     _______  _______
     Costs and expenses:
      Cost of sales                                  180,165  177,149
      Selling, general and administrative
       expenses                                       60,078   52,688
      Interest expense                                   221      136
      Other, net                                       1,550    6,828
                                                     _______  _______

          Total costs and expenses                   242,014  236,801
                                                     _______  _______

     Earnings before income taxes                     25,247   20,838
     Income tax expense                                9,544    8,016
                                                     _______  _______

     Net earnings                                  $  15,703   12,822
                                                     =======  =======

     Earnings per share:

       Net earnings - Basic                        $   1.26       1.04
                             -Diluted                  1.21       1.00
                                                       ====       ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        June 30,   September 30,
                                                           2002       2001
                                                        ________   _____________
     ASSETS                                           (Unaudited)
     Current assets:
      Cash and cash equivalents                         $ 13,703       14,506
      Accounts receivable, less allowance for
       doubtful accounts of $720 and $1,122,
       respectively                                       67,271       61,351
      Costs and estimated earnings on long-term
       contracts, less progress billings of
       $5,813 and $21,913, respectively                    5,605        6,637
      Inventories                                         56,438       48,167
      Current portion of deferred tax assets              14,502       15,278
      Other current assets                                 7,448        5,491
                                                         _______      _______

            Total current assets                         164,967      151,430
                                                        ________      _______

     Property, plant and equipment, at cost              117,954      107,940
     Less accumulated depreciation and amortization       50,835       42,902
                                                         _______      _______
            Net property, plant and equipment             67,119       65,038
     Goodwill, less accumulated amortization
      of $12,674                                         102,834      102,163
     Deferred tax assets                                  35,996       38,573
     Other assets                                         27,179       18,373
                                                         _______      _______

                                                        $398,095      375,577
                                                         =======      =======
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
      Short-term borrowings and current
       maturities of long-term debt                     $     22          122
      Accounts payable                                    35,876       35,180
      Advance payments on long-term contracts, less
       costs incurred of $1,718 and $809,
       respectively                                        1,942        1,534
      Accrued expenses and other current liabilities      30,211       27,233
                                                         _______      _______

            Total current liabilities                     68,051       64,069
                                                         _______      _______

     Other liabilities                                    17,350       15,890
     Long-term debt                                        8,088        8,338
            Total liabilities                             93,489       88,297
                                                         =======      =======

     Commitments and contingencies                            --           --
     Shareholders' equity:
      Preferred stock, par value $.01 per share,
       authorized 10,000,000 shares                           --           --
      Common stock, par value $.01 per share,
       authorized 50,000,000 shares; issued
       13,599,013 and 13,409,934 shares,
       respectively                                          136          134
      Additional paid-in capital                         207,641      206,282
      Retained earnings since elimination of
       deficit at September 30, 1993                     115,352       99,649
     Accumulated other comprehensive loss                 (5,848)      (6,518)
                                                         _______      _______
                                                         317,281      299,547
      Less treasury stock, at cost: 1,001,246
       and 985,469 common shares, respectively           (12,675)     (12,267)
                                                         _______       _______
            Total shareholders' equity                   304,606       287,280
                                                         _______       _______

                                                        $398,095       375,577
                                                         =======       =======


See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                          Nine Months Ended
                                                               June 30,
                                                          _________________

                                                          2002         2001
                                                          ____         ____
    Cash flows from operating activities:
     Net earnings                                        $15,703       12,822
     Adjustments to reconcile net earnings
      to net cash provided by operating activities:
        Depreciation and amortization                      9,553       11,489
        Changes in operating working capital             (11,257)      (7,180)
        Change in long-term portion of deferred
         tax assets                                        2,578        5,191
        Other                                              1,712       (1,646)
                                                         _______      _______

         Net cash provided by operating activities        18,289       20,676
                                                         _______      _______
    Cash flows from investing activities:
     Capital expenditures                                 (9,217)      (7,558)
     Acquisition of technology rights/business            (9,546)     (13,517)
                                                         _______      _______

     Net cash used by investing activities               (18,763)     (21,075)
                                                         _______      _______
    Cash flows from financing activities:
     Net (decrease) increase in short-term borrowings        (12)         143
     Proceeds from long-term debt                            144        5,154
     Principal payments on long-term debt                   (483)        (159)
     Purchases of common stock into treasury                (456)        (266)
     Other                                                   478          222
                                                          ______       ______

      Net cash (used) provided by financing activities      (329)       5,094
                                                          ______       ______

    Net(decrease)increase in cash and cash equivalents      (803)       4,695
    Cash and cash equivalents, beginning of period        14,506        5,620
                                                          ______       ______

    Cash and cash equivalents, end of period             $13,703       10,315
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

     The results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results for the entire 2002 fiscal year.

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

     The following table presents a reconciliation of net earnings for the three and nine month periods ended June 30, 2001, as restated, to reflect the removal of goodwill amortization in accordance with SFAS No. 142, to be used for comparison purposes with the three and nine month periods ended June 30, 2002. (Dollars in thousands, except per share amounts). Earnings per share of $1.15 for the nine months ended June 30, 2001 includes a cumulative $.02 per share tax impact of goodwill amortization.

                                                 Three Months      Nine Months
                                                Ended June 30,    Ended June 30,
                                                    2001              2001
                                                    ____              ____

  Reported net earnings                            $4,557           $12,822
  Add back: Goodwill amortization, net of tax         637             1,896
                                                    _____            ______
  Adjusted net earnings                            $5,194           $14,718
                                                    =====            ======
  Earnings per share - Basic:
    As Reported                                    $  .37            $ 1.04
    Goodwill amortization                             .05               .15
                                                      ___              ____
    Adjusted                                       $  .42            $ 1.19
                                                      ===              ====
  Earnings per share - Diluted:
    As Reported                                    $  .35            $ 1.00
    Goodwill amortization                             .05               .15
                                                      ___              ____

    Adjusted                                       $  .40            $ 1.15
                                                      ===              ====

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

                                  Three Months Ended        Nine Months Ended
                                        June 30,                 June 30,
                                  __________________        _________________

                                   2002         2001          2002        2001
                                   ____         ____          ____        ____
       Weighted Average Shares
           Outstanding - Basic    12,581       12,432        12,492      12,352
       Dilutive Options and
          Performance Shares         513          473           537         420
                                  ______       ______        ______      ______

       Adjusted Shares-Diluted    13,094       12,905        13,029      12,772
                                  ======       ======        ======      ======


     Options to purchase approximately 34,500 shares of common stock at a price of $35.93 and options to purchase 4,500 shares of common stock at a price of $25.18 per share were outstanding during the nine month periods ended June 30, 2002 and 2001, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. These options expire in various periods through 2012. Approximately 93,000 and 157,000 Performance Shares were outstanding but unvested at June 30, 2002 and 2001, respectively, and therefore, were not included in the respective computation of diluted EPS.

4.   INVENTORIES

     Inventories consist of the following (in thousands):
                                                       June 30,    September 30,
                                                         2002           2001
                                                       ________    _____________

     Finished goods                                     $ 12,250        12,065
     Work in process, including long- term contracts      17,968        17,089
     Raw materials                                        26,220        19,013
                                                          ______        ______

         Total inventories                              $ 56,438        48,167
                                                          ======        ======

     The increase in raw materials inventories at June 30, 2002 of approximately $7.2 million is mainly due to the increase in the Company's Communications segment inventories which is primarily safety stock in conjunction with the start-up of the PPL Electric Utilities Corporation (PPL) contract.

5.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended June 30, 2002 and 2001 was $7.4 million and $4.2 million, respectively. Comprehensive income for the nine-month periods ended June 30, 2002 and 2001 was $16.4 million and $11.7 million, respectively. For the nine months ended June 30, 2002, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of approximately $0.7 million, which was partially offset by an decrease in fair value of the Company's interest rate swaps designated as a cash flow hedge of $0.1 million, discussed below in Item 3, Quantitative and Qualitative Disclosures About Market Risk.

6.   ACQUISITIONS

     In March 2002, the Company acquired the exclusive rights to the patent portfolio and related intellectual property of North Carolina SRT Inc. and its affiliate (NC SRT), a manufacturer of cross-flow filtration and separation modules and equipment. The Company paid approximately $9.5 million for these filtration technology rights, including certain production assets and inventory of NC SRT. The Company will pay future consideration of $1 million in March 2003 and $1 million in March 2004. Additionally, the Company will be obligated to pay consideration, primarily in the form of royalties, based on certain future product sales and the grant of sublicenses generated as a result of the acquired rights in the patent portfolio of NC SRT. NC SRT sales of products utilizing the technologies acquired were approximately $3 million in calendar 2001. The intellectual property rights and related assets of NC SRT are included within the Company's Filtration/Fluid Flow segment. The intellectual property is being amortized over a period of fifteen years consistent with the duration of the licensed technology.

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

     ($ in millions)          Three Months ended            Nine Months ended
                                    June 30,                     June 30,
                              __________________            _________________

     NET SALES                     2002         2001         2002      2001
     _________                     ____         ____         ____      ____

     Filtration/Fluid Flow       $ 50.4     $ 47.5          142.8     138.6
     Test                          16.8       22.1           51.3      66.1
     Communications                25.0       15.8           64.8      44.8
     Other                          2.5        2.5            8.4       8.1
                                   ____       ____          _____     _____

     Consolidated totals         $ 94.7     $ 87.9          267.3     257.6
                                   ====       ====          =====     =====

     EBIT
     ____

     Filtration/Fluid Flow       $  4.3     $  3.6            9.7       8.0
     Test                           0.9        1.8            3.2       5.5
     Communications                 5.1        3.1           14.3      10.0
     Other                         (1.0)      (1.1)          (1.7)(4)  (2.5)(5)
                                    ___        ___           ____      ____

     Consolidated totals         $  9.3 (1) $  7.4 (2)       25.5 (1)  21.0 (3)
                                    ===        ===           ====      ====

(1) The three and nine-month periods ended June 30, 2002 exclude goodwill amortization in accordance with the adoption of SFAS No. 142.

(2) The three month period ended June 30, 2001 included $0.9 million of goodwill amortization.

(3) The nine month period ended June 30, 2001 included $2.6 million of goodwill amortization.

(4) The amount for the nine month period ended June 30, 2002 consisted of $0.6 million related to Rantec and ($2.3) million related to unallocated corporate operating charges, which includes $0.3 million of exit costs related to the Company's joint venture in India, which was recorded in the first quarter of fiscal 2002, related to the Filtration/Fluid Flow segment.


(5) The amount for the nine month period ended June 30, 2001 consisted of $0.9 million related to Rantec and ($3.4) million related to unallocated corporate operating charges, which includes $0.3 million of charges related to personnel termination costs in Brazil (Filtration/Fluid Flow segment); $0.4 million of corporate litigation costs related to the Filtration/Fluid Flow segment; and $0.3 million of residual costs to consolidate PTI's filtration business into new facilities in Oxnard, CA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET SALES
Net sales increased $6.8 million, or 7.8%, to $94.7 million for the third quarter of fiscal 2002 from $87.9 million for the third quarter of fiscal 2001. Net sales increased $9.7 million, or 3.7%, to $267.3 million for the first nine months of fiscal 2002 from $257.6 million for the first nine months of fiscal 2001. The largest increase was in the Company's Communications segment, resulting from significantly higher shipments of Automatic Meter Reading (AMR) equipment. The majority of this increase was related to PPL and various electric utility cooperatives (Co-ops).

FILTRATION/FLUID FLOW
Net sales were $50.4 million and $47.5 million for the third quarter of fiscal 2002 and 2001, respectively. Net sales were $142.8 million and $138.6 million for the first nine months of fiscal 2002 and 2001, respectively. Net sales during the first nine months of fiscal 2002 increased primarily as a result of the contribution from Bea Filtri S.p.A. (Bea), acquired in June 2001, which accounted for approximately $7.8 million of the increase in net sales.

TEST
Net sales were $16.8 million and $22.1 million for the third quarter of fiscal 2002 and 2001, respectively. For the first nine months of fiscal 2002, net sales were $51.3 million compared to $66.1 million in the prior year period. The net sales decrease in the first nine months of fiscal 2002 as compared to the prior year period is primarily due to the continued softness in the overall electronics and telecommunications markets and the prior year completion of the General Motors test chamber complex, which accounted for approximately $4 million of the decrease to net sales.

COMMUNICATIONS
For the third quarter of fiscal 2002, net sales of $25.0 million were $9.2 million, or 58.2%, higher than the $15.8 million of net sales recorded in the third quarter of fiscal 2001. Net sales of $64.8 million in the first nine months of fiscal 2002 were $20.0 million, or 44.6%, higher than the $44.8 million recorded in the first nine months of fiscal 2001. The increases are the result of significantly higher shipments of AMR equipment to PPL and various Co-ops.

OTHER
Net sales were $2.5 million in both the third quarter of fiscal 2002 and fiscal 2001. In the first nine months of fiscal 2002, net sales were $8.4 million compared to $8.1 million in the prior year period. The Other segment represents the net sales of Rantec Power Systems (Rantec).

ORDERS AND BACKLOG
Firm order backlog was $304.7 million at June 30, 2002, compared with $180.1 million at September 30, 2001. Orders totaling $391.8 million were received in the first nine months of fiscal 2002, which includes a backlog adjustment of $3.9 million related to the Filtration/Fluid Flow segment. Approximately $153.2 million of new orders in the first nine months of fiscal 2002 related to Filtration/Fluid Flow products, $49.7 million related to Test products, and $181.2 million related to Communications products. In February 2002, the Company received a $112 million contract from PPL Electric Utilities Corporation, a subsidiary of PPL Corporation, for an AMR system in Pennsylvania. The project is currently scheduled for completion in November 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 2002 were $21.2 million, or 22.4% of net sales, compared with $18.3 million, or 20.9% of net sales for the prior year period. For the first nine months of fiscal 2002, SG&A expenses were $60.1 million, or 22.5% of net sales, compared with $52.7 million, or 20.5% of net sales for the prior year period. The increase in SG&A spending in the first nine months of fiscal 2002 is due to the Bea acquisition, which added approximately $2.6 million of SG&A expenses in the first nine months of fiscal 2002. In addition, the Company is making significant investments in research and development, engineering, and marketing within the Communications and Filtration/Fluid Flow segments related to new product development and market expansion initiatives.

OTHER COSTS AND EXPENSES, NET
Other costs and expenses, net, were $0.6 million for the quarter ended June 30, 2002 compared to $2.3 million for the prior year quarter. The third quarter of fiscal 2002 excludes goodwill amortization in accordance with the adoption of SFAS No. 142, while the third quarter of fiscal 2001 included goodwill amortization of $0.9 million. Other costs and expenses, net, were $1.6 million for the first nine months of fiscal 2002 compared to $6.8 million for the prior year period. The first nine months of fiscal 2002 excludes goodwill amortization, and the first nine months of fiscal 2001 included goodwill amortization of $2.6 million.

Principal components of other costs and expenses, net, for the first nine months of fiscal 2002 include $1.1 million of amortization of identifiable intangible assets, primarily patents and licenses, and $0.3 million of exit costs related to the Company's joint venture in India (Filtration/Fluid Flow segment) which was terminated in the first quarter of fiscal 2002, offset by a $0.4 million gain from insurance proceeds related to a former subsidiary. Principal components of other costs and expenses, net, for the first nine months of fiscal 2001 include $2.6 million of goodwill amortization, $1.1 million of amortization of identifiable intangible assets, $0.3 million of charges related to personnel termination costs in Brazil (Filtration/Fluid Flow segment), $0.4 million of corporate litigation costs related to the Filtration/Fluid Flow segment, $0.6 million of costs related to the consolidation of the Stockton, CA facility into the Huntley, IL facility (Filtration/Fluid Flow segment), and $0.5 million of residual costs to consolidate PTI's filtration business into new facilities in Oxnard, CA.

EBIT
Management evaluates the performance of its operating segments based on EBIT, which the Company defines as Earnings Before Interest and Taxes. EBIT increased $1.9 million to $9.3 million (9.8% of net sales) for the third quarter of fiscal 2002 from $7.4 million (8.4% of net sales) for the third quarter of fiscal 2001. The prior year quarter included goodwill amortization of approximately $0.9 million. Excluding the amortization of goodwill from the third quarter of fiscal 2001's results, EBIT would have been $8.3 million (9.4% of net sales).

For the first nine months of fiscal 2002, EBIT increased $4.5 million to $25.5 million (9.5% of net sales) from $21.0 million (8.1% of net sales) for the first nine months of fiscal 2001. The prior year period included goodwill amortization of approximately $2.6 million. Excluding the amortization of goodwill from the first nine months of fiscal 2001's results, EBIT would have been $23.6 million (9.1% of net sales).

FILTRATION/FLUID FLOW
EBIT was $4.3 million and $3.6 million in the third quarter of fiscal 2002 and 2001, respectively, and $9.7 million and $8.0 million in the first nine months of fiscal 2002 and 2001, respectively. The prior year third quarter and first nine months ended June 30, 2001 included goodwill amortization of $0.5 million and $1.5 million, respectively. Excluding the goodwill amortization, EBIT for the third quarter and the first nine months of fiscal 2001 would have been $4.1 million and $9.5 million, respectively. The first nine months of the current year was impacted by softness in the commercial aerospace and semiconductor markets, and investments in new product development and market expansion initiatives, primarily in microfiltration.

TEST
EBIT was $0.9 million and $1.8 million in the third quarter of fiscal 2002 and 2001, respectively, and $3.2 million and $5.5 million in the first nine months of fiscal 2002 and 2001, respectively. The prior year third quarter and nine months ended June 30, 2001 included goodwill amortization of $0.4 million and $1.1 million, respectively. Excluding the goodwill amortization, EBIT for the third quarter and first nine months of fiscal 2001 would have been $2.2 million and $6.6 million, respectively. The decline in EBIT in the first nine months of fiscal 2002 as compared to the prior year period is mainly due to lower sales as a result of the continued softness in the electronics and telecommunications markets and the completion of the General Motors test chamber complex in fiscal 2001.

COMMUNICATIONS
Third quarter EBIT of $5.1 million in fiscal 2002 was $2.0 million, or 64.5%, higher than the $3.1 million of EBIT in the third quarter of fiscal 2001. For the first nine months of fiscal 2002, EBIT increased $4.3 million, or 43.2%, to $14.3 million from $10.0 million in fiscal 2001. The increase in EBIT is the result of significantly higher shipments of AMR equipment.

In May 2002, in cooperation with the Public Service Commission of Wisconsin and the Wisconsin Department of Agriculture, Trade and Consumer Protection, the Wisconsin Public Service Corporation (WPSC) began voluntarily conducting tests involving the Company's AMR equipment (the Two-Way Automatic Communications System) (TWACS and the system's impact on stray voltage on dairy farms. The final test results are currently expected in October 2002.

The Company's subsidiary, Comtrak Technologies, L.L.C.'s (Comtrak) one-year development funding agreement with ADT Security Services, Inc. (ADT) for its Securvision product expired at the end of the second quarter of fiscal 2002. Under the terms of this agreement, ADT had been providing Comtrak with $0.3 million per quarter. The Company does not anticipate that this agreement will be renewed.

OTHER
EBIT was ($1.0) million and ($1.7) million for the three and nine-month periods ended June 30, 2002, respectively, compared to ($1.1) million and ($2.5) million for the respective prior year periods. The amount for the third quarter ended June 30, 2002 consisted of $0.1 million related to Rantec and ($1.1) million related to unallocated corporate operating charges. EBIT for the first nine months of fiscal 2002 consisted of $0.6 million related to Rantec and ($2.3) million related to unallocated corporate operating charges, which includes $0.3 million of exit costs related to the Company's joint venture in India
(Filtration/Fluid Flow segment) which was terminated in the first quarter of fiscal 2002. The amount for the first nine months of fiscal 2001 consisted of $0.9 million related to Rantec and ($3.4) million related to unallocated corporate operating charges, which includes $0.3 million of charges related to personnel termination costs in Brazil (Filtration/Fluid Flow segment), $0.4 million of corporate litigation costs related to the Filtration/Fluid Flow segment, and $0.3 million of residual costs to consolidate PTI's filtration business into new facilities in Oxnard, CA.

INTEREST EXPENSE (INCOME)
Interest expense, net, was approximately $0.1 million and $0.2 million for the three and nine-month periods ended June 30, 2002, respectively, compared with the prior year three and nine-months periods ended June 30, 2001 of $0.1 million each.

INCOME TAX EXPENSE
The third quarter fiscal 2002 effective income tax rate was 37.5% compared to 38.1% in the third quarter of fiscal 2001. The decrease in the effective income tax rate in the third quarter of fiscal 2002 compared to the prior year period is primarily due to the favorable earnings impact of the foreign operations. The effective income tax rate in the first nine months of fiscal 2002 was 37.8% compared to 38.5% in the prior year period. Management estimates the annual effective tax rate for fiscal 2002 to be approximately 38.0%.

FINANCIAL CONDITION
Working capital increased to $96.9 million at June 30, 2002 from $87.4 million at September 30, 2001. During the first nine months of fiscal 2002, accounts receivable increased by $5.9 million due to the increase in sales, mainly within the Company's Communications segment; inventories increased by $8.3 million to support near term demand; partially offset by a decrease in costs and estimated earnings on long-term contracts of $1.0 million due to the completion of the General Motors test chamber complex. In addition, accounts payable and accrued expenses increased by $3.7 million primarily due to the purchases of inventories and the timing of payments. Net cash provided by operating activities was $18.3 million in the first nine months of fiscal 2002 compared to net cash provided by operating activities of $20.7 million in the same period of fiscal 2001. The decrease in net cash provided by operating activities in the first nine months of fiscal 2002 as compared to prior year was the result of increased working capital requirements mentioned above.

Capital expenditures were $9.2 million in the first nine months of fiscal 2002 compared with $7.6 million in the comparable period of fiscal 2001. Major expenditures in the current period included manufacturing automation equipment used in the Filtration / Fluid Flow businesses.

At June 30, 2002, accounts receivable includes approximately $0.9 million of costs incurred to replace certain filtration elements resulting from the receipt of nonconforming material obtained from a supplier. The supplier has acknowledged responsibility for this matter and these costs are to be reimbursed by the supplier. Other current assets include approximately $0.7 million of capitalized legal costs that have been incurred in the defense of certain revenue generating patents used in the Company's Filtration/Fluid Flow business. The recovery of the legal costs in the above-mentioned matter, while probable, may be subject to litigation or further negotiations. Other current assets also include approximately $1.1 million of legal costs incurred to defend a customer claim related to the Company's Test business. The costs associated with the Test business matter are covered by and will be reimbursed through insurance.

Effective April 5, 2002, the Company amended its existing $75 million revolving credit facility changing the scheduled reductions and extending the $25 million increase option through April 11, 2004. The amendment calls for $5 million reductions to the credit facility on each April 11th beginning in 2002 through 2004 with the balance due upon maturity and expiration, April 11, 2005. Cash flow from operations and borrowings under the Company's bank credit facility are expected to provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

In March 2002, the Company paid cash of approximately $9.5 million to acquire the exclusive rights to the patent portfolio and related intellectual property of North Carolina SRT Inc. and its affiliate (NC SRT), including certain production assets and inventory.

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

On February 8, 2001, the Company approved a stock repurchase program. Under this program, the Company is authorized to purchase up to 1.3 million shares of its common stock in the open market, subject to market conditions and other factors, through September 30, 2003. The Company repurchased 20,000 shares during the first nine months of fiscal 2002.

The Company continues to explore consolidation opportunities within its existing businesses that could improve future operating earnings and enhance the Company's competitive position. The Company will also continue to look for acquisitions that offer complementary products and/or new technologies.

RECENT DEVELOPMENT
On August 5, 2002, the Company entered into a Management Transition Agreement with Dennis J. Moore, the Company's Chairman and Chief Executive Officer, which provided for Mr. Moore to receive certain compensation in conjunction with his planned retirement which will occur during April of 2003. The significant costs associated with Mr. Moore's announced retirement as described in the Management Transition Agreement are quantified below. The Management Transition Agreement and certain of the related agreements are included as Exhibits to this quarterly report on Form 10-Q.

                                           (in millions)
      New  Restricted  Shares               $ 1.2 (1)
      Previously  Awarded Restricted
       Shares and Performance Shares for
       which vesting will be accelerated     $1.0 (1) (2)
      Consulting Agreement                   $0.3 (3)
                                             _____

         Total                               $ 2.5
                                              ====

(1) The costs of these arrangements will be recognized over the eight month transition period, from August 2002 through March 2003.

(2)  These  items were  subject to  remeasurement  based on FASB  Interpretation
     (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)". The remeasurement was based on the closing stock price on August 5, 2002, the date the vesting of the shares were accelerated.

(3) The cost of the consulting agreement will be recognized over the twelve month period from April 2003 through April 2004, consistent with the period of service.



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

Accounts Receivable
Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management' evaluation of the financial condition of the customer and historical bad debt experience.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", that supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that replaces SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively.

Management does not believe the implementation of Statements No. 143 and 144 will have a material effect on the Company's financial statements.


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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company has interest rate exposure relating to floating rate lease obligations and, accordingly, the Company has entered into interest rate swaps covering approximately $32 million to mitigate this exposure. These interest rate swaps relate to operating lease obligations under its synthetic lease facility, and have been arranged by Bank of America. The interest rate swaps effectively fix the interest rates on the underlying lease obligations at a weighted average rate of 6.47%. These lease obligations and their related interest rate swaps expire on December 29, 2005. In addition, the Company has interest rate exposure of approximately $4 million relating to floating rate obligations denominated in EURO dollars. Therefore, the Company has entered into an interest rate swap of approximately $4 million to mitigate this exposure which effectively fixed the interest rate on these floating rate obligations at 4.89%. These EURO dollar obligations consist of borrowings under the Company's $75 million credit facility and mature on April 11, 2005 along with the related interest rate swap. These swaps are accounted for as cash flow hedges under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138". For the nine months ended June 30, 2002, accumulated other comprehensive loss included an after tax decrease in fair value of approximately $0.1 million related to the interest rate swaps. The Company is subject to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. The currency most significant to the Company's operations is the Euro. The Company hedges certain foreign currency commitments by purchasing foreign currency forward contracts.


                           PART II OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits
             Exhibit
             Number

             3(a)  Restated Articles of            Incorporated by reference to
                   Incorporation                   Form 10-K for the fiscal year
                                                   ended September 30, 1999 at
                                                   Exhibit 3(a)

             3(b)   Amended Certificate of         Incorporated by reference to
                    Designation Preferences        Form 10-Q for the fiscal
                    and Rights of Series A         quarter ended March 31, 2000
                    Participating Cumulative       at Exhibit 4(e)
                    Preferred Stock of the
                    Registrant


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

             4(c)   Rights Agreement dated as of   Incorporated by reference to
                    September 24, 1990 (as amended Current Report on Form 8-K and Restated as of February 3, dated February 3, 2000, at
                    2000) between the Registrant   Exhibit 4.1
                    and Registrar and Transfer
                    Company, as successor Rights
                    Agent

             4(d)   Amended and Restated Credit     Incorporated by reference to
                    Agreement dated as of February  Form 10-Q for the fiscal
                    28, 2001 among the Registrant,  quarter ended March 31, 2001
                    Bank of America, N.A., as       at Exhibit 4(d)
                    agent, and the lenders listed
                    therein


             4(e)   Amendment No. 1 dated as of
                    April 5, 2002 to Credit
                    Agreement listed as
                    Exhibit 4(d) above.

            10(a)   Management Transition Agreement
                    dated August 5, 2002 between
                    the Registrant and
                    Dennis J. Moore

            10(b)   Amendment to 1994 Stock Option
                    Plan effective July 18, 2002

            10(c)   Nonqualified Stock Option
                    Agreement dated July 18, 2002
                    between Registrant and
                    Dennis J. Moore

            10(d)   Notice of Award - Stock Award
                    to Dennis J. Moore dated July 18,
                    2002



b)   Reports on Form 8-K.

     During the quarter ended June 30, 2002, the Company filed the following Current Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K, dated June 5, 2002, which reported in "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" and "Item 9. Regulation FD Disclosure" that the Company would post on its website certain materials for a Company presentation including a summary statement of strategy, five-year financial objectives and overview of the Company's three primary segments, and would issue a related press release.



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

Dated:   August 7, 2002