Form 10-K
period 2002-09-30
ESCO TECHNOLOGIES INC
filed 2002-12-26
CIK 866706

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                       ----------------------------------

                                    FORM 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        ---   ---

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of close of business on December 16, 2002: $444,932,178.*


           * For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.


Number of shares of Common Stock outstanding at December 16, 2002:12,560,878


                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the registrant's Annual Report to Stockholders for fiscal year ended September 30, 2002 (the "2002 Annual Report") (Parts I and II).

2. Portions of the registrant's Proxy Statement dated December 18, 2002 (Part III).





                            (Cover page 2 of 2 pages)

                             ESCO TECHNOLOGIES INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

Item       Description                                                                        Page
----       -----------                                                                        ----
Part I

  1.       Business.......................................................................      1

                  The Company.............................................................      1
                  Products................................................................      1
                  Marketing and Sales.....................................................      3
                  Intellectual Property...................................................      4
                  Backlog.................................................................      4
                  Purchased Components and Raw Materials..................................      4
                  Competition.............................................................      5
                  Research and Development................................................      5
                  Environmental Matters...................................................      5
                  Government Contracts....................................................      6
                  Employees...............................................................      6
                  Financing...............................................................      6
                  History of the Business.................................................      6
                  Forward-Looking Information.............................................      7
                  Available Information...................................................      7

  2.       Properties.....................................................................      7

  3.       Legal Proceedings..............................................................      9

  4.       Submission of Matters to a Vote of Security Holders............................      9

Executive Officers of the Registrant......................................................      9


Part II

  5.       Market for the Registrant's Common Equity and Related
           Stockholder Matters............................................................     10

  6.       Selected Financial Data........................................................     10

  7.       Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................................     10

  7A.      Quantitative and Qualitative Disclosures About Market Risk.....................     10

  8.       Financial Statements and Supplementary Data....................................     10

  9.       Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................................     11





                                       I

Item       Description                                                                       Page
----       -----------                                                                       ----
Part III

10.        Directors and Executive Officers of the Registrant.............................     11

11.        Executive Compensation.........................................................     11

12.        Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters................................................     11

                  Equity Compensation Plan Information....................................     11

13.        Certain Relationships and Related Transactions.................................     12

14.        Controls and Procedures........................................................     13

Part IV

15.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............     13

SIGNATURES ...............................................................................     18

CERTIFICATIONS............................................................................     19

INDEX TO EXHIBITS ........................................................................     22






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

       Filtration/Fluid Flow:
       ---------------------
       PTI Technologies Inc.
       PTI Advanced Filtration Inc.
       PTI Technologies Limited
       PTI S.p.A.
       Filtertek Inc.
       Filtertek BV
       Filtertek de Puerto Rico, Inc.
       Filtertek do Brazil Industria E Commerico Limitada
       Filtertek SA
       VACCO Industries ("VACCO")
       ESCO Electronica De Mexico, S.A. de C.V.

       Communications:
       --------------
       Distribution Control Systems, Inc. ("DCSI")
       Distribution Control Systems Caribe, Inc. ("DCSI-Caribe")
       Comtrak Technologies, L.L.C. ("Comtrak")

       Test:
       ----
       EMC Test Systems, L.P. ("ETS")
       Lindgren R.F. Enclosures, Inc. ("Lindgren")
       Ray Proof Limited
       Euroshield OY

       Other:
       -----
       Rantec Power Systems Inc. ("Rantec")

       The above operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below, and are subsidiaries of ESCO Technologies Holding Inc., a wholly-owned direct subsidiary of ESCO. ESCO and its direct and indirect subsidiaries are hereinafter referred to collectively as the "Company". The Company's businesses are subject to a number of risks and uncertainties, including without limitation those discussed below. See "Management's Discussion and Analysis" appearing in the 2002 Annual Report and "Forward-Looking Information" below.


PRODUCTS

       The Company's products are described below. See Note 12 of the Notes to Consolidated Financial Statements in the 2002 Annual Report for financial information regarding segments, which Note is herein incorporated by reference.


                              FILTRATION/FLUID FLOW

       The Company's Filtration/Fluid Flow segment accounted for approximately 52% of the Company's total revenue in fiscal year 2002.

       The PTI group of companies develops and manufactures a wide range of filtration products. PTI

Technologies Inc. is a leading supplier of filters to the commercial aerospace and industrial markets. The industrial business includes the supply of filtration products for process and mobile fluid power applications. PTI Advanced Filtration Inc. ("PTA") and its integrated business units of PTI Technologies Limited and PTI S.p.A. (successor to Bea Filtri S.p.A.) produce membrane-based microfiltration and separation products and systems for use in process scale filtration and separation applications. Their key customer segments include the food and beverage, pharmaceutical, healthcare, microelectronics, industrial coatings and petrochemical markets. The acquisition of flat sheet module technology in fiscal 2002 from North Carolina SRT Inc. allows PTA to broaden its filtration and separation product lines for these markets. PTI Technologies Limited, located in England, and PTI S.p.A., located in Italy, primarily serve the European market. VACCO supplies flow control products to the aerospace industry for use in aircraft, satellite propulsion systems, satellite launch vehicles and the space shuttle. VACCO also uses its etched disc technology to produce quiet valves and manifolds for U.S. Navy and severe service industrial applications.

       All of the Filtertek entities listed above under "THE COMPANY" are hereinafter collectively referred to as "Filtertek". Filtertek develops and manufactures a broad range of high-volume filtration products at its facilities in North America, South America and Europe. Filtertek's products, which are centered around its insert injection-molding technology wherein a filter medium is inserted into the tooling prior to injection-molding of the filter housing, have widespread applications in the medical and health care markets, automotive fluid system market, and other commercial and industrial markets. Typical Filtertek customers may require daily production of many thousands of units, at very high levels of quality, that are generally produced in highly-automated manufacturing cells. Many of Filtertek's products are produced utilizing patented designs or proprietary product or process design, or both. Filtertek's products are typically supplied to original equipment manufacturers under long-term contracts. In fiscal year 2002, Filtertek introduced a number of new products including diesel fuel injection filters and pleated fuel pump filter modules, newly patented transmission sump filters, new cell culture filtration products, drug delivery flow control devices, and industrial products such as spray paint system filters.

                                 COMMUNICATIONS

       In fiscal year 2002, approximately 26% of the Company's total revenue was derived from its Communications segment.

       DCSI is a leading manufacturer of two-way power line communication systems for the utility industry. These systems provide electric utilities with a patented communication technology for automatic meter reading, demand-side management and distribution automation (the TWACS(R) systems). Revenue from the TWACS systems accounted for approximately 25%, 16% and 14% of the Company's consolidated revenue in fiscal years 2002, 2001 and 2000, respectively. During fiscal year 2002, DCSI was awarded a $112 million multi-year contract by PPL Electric Utilities Corporation for a TWACS automatic meter reading system. Revenue of $31.5 million was generated from this contract in fiscal 2002. Revenue from this contract is expected to continue through fiscal year 2004. In addition, revenue from a $50 million follow-on contract with Puerto Rico Electric Power Authority awarded in fiscal 2001 amounted to $10.4 million in fiscal 2002. This contract is expected to continue through fiscal year 2006. These contracts may be terminated at the convenience of the customer, in which event the Company is entitled to receive equitable compensation for work performed prior to the termination in addition to reimbursement of costs relating to the termination. In May 2002, the $9.3 million contract awarded to DCSI in fiscal 2001 by Wisconsin Public Service Corp. ("WPS"), after successful completion of its first-phase TWACS system installation, was temporarily halted voluntarily to conduct tests to evaluate the potential impact of stray voltage on dairy farms. The evaluation study concluded that the impact, if any, of power line readings utilizing the TWACS system did not adversely contribute to stray voltage and would not cause the stray voltage to exceed the level of concern previously established by the Public Service Commission of Wisconsin. WPS indicated it was set to resume deployment of its automatic meter reading system and the TWACS technology. However, for reasons unrelated to the TWACS system, WPS voluntarily decided that it would not install the TWACS system on 5,000-6,000 dairy farms, which represent approximately one percent of the total meters in its service territory. Electric utility cooperatives continue to represent a solid business base. In fiscal 2002, revenue of $38 million was generated from a total of 65 such customers.

       Comtrak manufactures advanced video security monitoring systems, which have applications in commercial and industrial security systems. Comtrak is continuing to work jointly with ADT Security Services, Inc., who is selling this system under its SecurVision(R) trademark to a variety of markets.

                                      TEST

       The Company's Test segment accounted for approximately 19% of the Company's total revenue in fiscal year 2002.

       ETS designs and manufactures electromagnetic compatibility ("EMC") test equipment. It also supplies controlled radio frequency ("RF") testing environments (anechoic chambers) and electromagnetic absorption materials for the telecommunications, transportation and industrial sectors. ETS's products include antennas, antenna masts, turntables, current probes, field probes, TEM (transverse electromagnetic) cells, GTEM (gigahertz transverse electromagnetic) cells, calibration equipment and other test accessories required to perform a variety of RF tests. ETS also provides all the design, program management and integration services required to supply customers with turnkey EMC solutions. Following the integration of the operations of Holaday Industries, Inc. into ETS, its products include probes, meters, analysis software, personal protection equipment and components used by original equipment manufacturers and service professionals. ETS now also performs calibration certification services for its probes, meters and other components.

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

       Euroshield OY designs and manufactures a broad range of modular shielding systems and shielded doors, some of which are proprietary, for telecommunications and industrial applications in the world market. It also provides the design, program management and integration services to supply the European market with turnkey solutions.

       In fiscal year 2002, the Test segment significantly expanded its Asian presence with the establishment of operations in both China and Japan.




                                      OTHER

       The Company's Other products segment represented approximately 3% of the Company's total revenue in fiscal year 2002.

       Rantec designs and manufactures high voltage and low voltage power supplies and DC to DC converters which are marketed to a broad range of customers worldwide. Applications include medical and avionics CRT displays, as well as ground-based, shipboard and airborne electronic systems.


MARKETING AND SALES

       The Company's Filtration/Fluid Flow and Test segments' products generally are distributed to customers through a domestic and foreign network of distributors, sales representatives and factory salespersons. The Communications and Other segments' systems are primarily sold directly to the respective end users; however, the Communications segment utilizes distributors and sales representatives to sell its systems to the electric utility cooperative market.

       The Company's international sales accounted for approximately 25%, 22% and 23% of the Company's total sales in the fiscal years ended September 30, 2002, 2001 and 2000, respectively. The increase in fiscal 2002 as compared to fiscal 2001 is primarily due to the acquisition of Bea Filtri S.p.A. in June 2001. See Note 12 of the Notes to Consolidated Financial Statements in the 2002 Annual Report for financial information regarding geographic areas.

       The Company's international sales are subject to risks inherent in foreign commerce, including currency fluctuations and devaluations, the risk of war and terrorism, changes in foreign governments and their policies, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and litigating with foreign customers.

       Some of the Company's products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government accounted for approximately 8%, 12% and 8% of the Company's total sales in the fiscal years ended September 30, 2002, 2001 and 2000, respectively.


INTELLECTUAL PROPERTY

         The Company owns or has other rights in various forms of intellectual property (i.e., patents, trademarks, service marks, copyrights, mask works, trade secrets and other items). As a major supplier of engineered products to growing industrial and commercial markets, the Company emphasizes developing intellectual property and protecting its rights therein. However, the scope of protection afforded by intellectual property rights, including those of the Company, is often uncertain and involves complex legal and factual issues. Some intellectual property rights, such as patents, have only a limited term. Also, there can be no assurance that issued patents will not be infringed or designed around by others. In addition, the Company may not elect to pursue an infringer due to the high costs and uncertainties associated with litigation. Further, there can be no assurance that courts will ultimately hold issued patents valid and enforceable.

         With respect to the Filtration/Fluid Flow segment, an increasing number of products are based on patented or otherwise proprietary technology that sets them apart from the competition. Of particular importance to Filtertek is a United States patent covering certain transmission sump filters, which will expire approximately May 1, 2009. In March 2002, the Company acquired exclusive rights to the patent portfolio and related intellectual property of North Carolina SRT Inc. and its affiliate ("NCSRT") (including its flat sheet module technology), a manufacturer of cross-flow filtration and separation modules and equipment. In the Communications segment, many of the products are based on patented or otherwise proprietary technology. Patents covering the products in the Communications segment have varying expiration dates ranging between 2004 and 2013. The Communications segment policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products and methods of operation for its businesses, as such developments are made. In the Test and Other segments, patent protection is sought for significant inventions.

         The Company considers its patent and other intellectual property to be of significant value in each of its segments. The Communications segment owns intellectual property, including its TWACS technology, which it deems necessary or desirable for the manufacture, use or sale of its products. No other segment is materially dependent on any single patent, group of patents or other intellectual property.

BACKLOG

       Total Company backlog at September 30, 2002 was $293.2 million, representing an increase of $113.1 million (62.8%) from the beginning of the fiscal year backlog of $180.1 million. The backlog of firm orders at September 30, 2002 and September 30, 2001, respectively, was: $80.3 million and $70.8 million for Filtration/Fluid Flow; $170.7 million and $72.8 million for Communications; $34.3 million and $27.4 million for Test; and $8.0 million and $9.1 million for Other. As of September 30, 2002, it is estimated that domestic customers accounted for approximately 81% of the Company's total firm orders, and international customers accounted for approximately 19%. Of the Company's total backlog of orders at September 30, 2002, approximately 69% is expected to be completed in the fiscal year ending September 30, 2003.

PURCHASED COMPONENTS AND RAW MATERIALS

       The Company's products require a wide variety of components and materials. Although the Company has multiple sources of supply for most of its material requirements, certain components and raw materials are supplied by sole-source vendors, and the Company's ability to perform certain contracts depends on their performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities. The Filtration/Fluid Flow segment purchases supplies from a wide array of vendors. In most instances, multiple vendors of raw materials are screened during a qualification process to ensure that there will not be an interruption of supply should one of them discontinue operations. In the Communications segment, DCSI utilizes a limited number of sources to produce substantially all of DCSI's end-products. The Test segment is a vertically integrated supplier of EM shielding products, producing most of its critical RF components. This capability enables the Test segment to control the level of quality, RF performance and delivery response time for its customers.

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

       The Company performs research and development at its own expense, and also engages in research and development funded by customers. For the fiscal years ended September 30, 2002, 2001 and 2000, total Company-sponsored research and development expenses were approximately $14.9 million, $9.7 million and $6.1 million, respectively. The increase in fiscal 2002 for Company-sponsored research and development expenses was due to additional investments made within the Filtration/Fluid Flow and Communications segments. Total customer-sponsored research and development expenses were approximately $6.2 million, $5.2 million and $4.0 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. All of the foregoing expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $7.8 million, $10.5 million and $8.4 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.


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

GOVERNMENT CONTRACTS

       The Company's contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government are primarily firm fixed price contracts under which work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the Company. All Government prime contracts and virtually all of the Company's subcontracts provide that they may be terminated at the convenience of the Government. Upon such termination, the Company is normally entitled to receive equitable compensation for same. See "Marketing And Sales" in this Item 1 for additional information regarding Government contracts.


EMPLOYEES

       As of November 30, 2002, the Company employed approximately 2,500 persons. Approximately 190 of these employees are covered by a collective bargaining agreement, which will expire in fiscal year 2005.


FINANCING

       Effective April 5, 2002, the Company amended its existing $75 million revolving credit facility, changing the previously scheduled reductions and extending the Company's option to increase the credit facility by $25 million through April 11, 2004. The amendment calls for $5 million reductions to the credit facility on each April 11 beginning in 2002 through 2004, with the balance due upon maturity and expiration, April 11, 2005. As of September 30, 2002, the Company had not exercised the increase option, and the revolving line of credit was $70 million. The credit facility is available for direct borrowings and/or the issuance of letters of credit. The credit facility is provided by a group of five banks, led by Bank of America. Substantially all of the assets of the Company are pledged under the credit facility. The credit facility contains customary events of default, including change in control of the Company. See "Management's Discussion and Analysis--Capital Resources & Liquidity" in the 2002 Annual Report, and Note 8 of the Notes to Consolidated Financial Statements in the 2002 Annual Report, which information is herein incorporated by reference.


HISTORY OF THE BUSINESS

       ESCO was incorporated in Missouri in August 1990 as a wholly-owned subsidiary of Emerson Electric Co. ("Emerson") to be the indirect holding company for several Emerson subsidiaries, which were primarily in the defense business. Ownership of ESCO and its subsidiaries was distributed on October 19, 1990 by Emerson to its shareholders through a special distribution. In September 1999, the Company completed the divestiture of Systems & Electronics Inc. ("SEI"), and shifted the Company's focus from defense contracting to the supply of engineered products marketed to industrial and commercial users. Effective July 10, 2000, ESCO changed its name from ESCO Electronics Corporation to ESCO Technologies Inc.

       In March 2002, the Company acquired the exclusive rights to the patent portfolio and related intellectual property of North Carolina SRT, Inc. and its affiliate, a manufacturer of cross-flow filtration and separation modules and equipment. This business is included in the Filtration/Fluid Flow segment.

       In fiscal year 2002, the Company completed the consolidation of the operations of Holaday Industries, Inc. and the Lindgren facilities in Minnesota and Florida into the Test segment's new facility in Cedar Park, Texas.

FORWARD-LOOKING INFORMATION

       The statements contained in this Item 1. "Business" and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2002 Annual Report concerning the Company's future revenues, profitability, financial resources, utilization of net deferred tax assets, product mix, production and deliveries, market demand, product development, competitive position, impact of environmental matters and statements containing phrases such as "believes", "anticipates", "may", "could", "should", and "is expected to" are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: further weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; consolidation of internal operations; integration of recently acquired businesses; delivery delays or defaults by customers; termination for convenience of customer contracts; performance issues with key suppliers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations; litigation uncertainty; and the Company's successful execution of internal operating plans.


AVAILABLE INFORMATION

       The Company makes available free of charge through its Internet website, www.escotechnologies.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

       The Company's principal buildings contain approximately_________________ square feet of floor space. Approximately ___________________square feet are owned by the Company and approximately __________________square feet are leased. Substantially all of the Company's owned properties are encumbered in connection with the Company's credit facility. See Item 1. "Business--Financing" and Note 8 of the Notes to Consolidated Financial Statements in the 2002 Annual Report, which information is herein incorporated by reference. The principal plants and offices are as follows:


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
                                                            (w/one 6-year       Manufacturing (Filtration/Fluid
                                                            renewal option)     Flow)

Huntley, IL            85,000          Owned                                    Manufacturing (Filtration/Fluid
                                                                                Flow)

South El Monte, CA     80,800          Owned                                    Management, Engineering and
                                                                                Manufacturing (Filtration/Fluid
                                                                                Flow)

Cedar Park, TX         70,000          Leased               12-29-05            Management, Engineering and
                                                                                Manufacturing (Test)

Glendale Heights, IL   59,400          Leased               3-31-05             Management, Engineering and
                                                            (w/one 5-year       Manufacturing (Test)
                                                            and three 3-year
                                                            renewal options)

Los Osos, CA           40,000          Owned                                    Management, Engineering and
                                                                                Manufacturing
                                                                                (Other Products)

Newcastle West,        37,000          Owned                                    Manufacturing (Filtration/Fluid
Ireland                                                                         Flow)

St. Louis, MO*         35,000          Owned                                    Management and Engineering
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
                                                                                (Filtration/Fluid Flow)

Sheffield, England     33,500          Owned                                    Management, Engineering and
                                                                                Manufacturing (Filtration/Fluid
                                                                                Flow)

Plailly, France        33,000          Owned                                    Engineering and Manufacturing
                                                                                (Filtration/Fluid Flow)

Sao Paulo, Brazil      31,000          Leased               12-14-04            Manufacturing (Filtration/Fluid
                                                                                Flow)

Minocqua, WI           30,200          Leased               3-31-05             Engineering and Manufacturing
                                                            (w/one 5-year,      (Test)
                                                            and three 3-
                                                            year renewal
                                                            options)

Eura, Finland          29,300          Owned                                    Management, Engineering and
                                                                                Manufacturing (Test)

Stevenage, England     25,650          Leased               8-11-17             Management, Engineering and
                                                            (w/option to        Manufacturing (Test)
                                                            terminate on
                                                            8-12-07)

St. Louis, MO          21,800          Leased               8-31-05             ESCO Headquarters
                                                            (w/two 5-year
                                                            renewal options)

Beijing, China         21,400          Leased               3-1-05              Manufacturing (Test)

-----------------------

* This facility will be replaced in fiscal 2003 by a 58,600 square foot leased facility, with a lease expiration date of March 31, 2008, with two five-year renewal options.


       The Company believes its buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for the Company's current production requirements.


ITEM 3. LEGAL PROCEEDINGS

       As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced against the Company. The Company believes that final judgments, if any, which might be rendered against the Company in current litigation are adequately reserved, covered by insurance, or would not have a material adverse effect on its financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


EXECUTIVE OFFICERS OF THE REGISTRANT

       The following sets forth certain information as of December 16, 2002 with respect to ESCO's executive officers. These officers have been elected to terms which expire at the first meeting of the Board of Directors after the next annual meeting of stockholders.

     Name                Age              Position(s)
     ----                ---              -----------

Dennis J. Moore *         64     Chairman and Director

Victor L. Richey, Jr.     45     Chief Executive Officer and Director

Charles J. Kretschmer     46     President, Chief Operating Officer and Director

Gary E. Muenster          42     Vice President and Chief Financial Officer

Alyson S. Barclay         43     Vice President, Secretary and General Counsel

------------

* Also Chairman of the Executive Committee of the Board of Directors.

       There are no family relationships among any of the executive officers and directors.

       Mr. Moore was Chairman, President and Chief Executive Officer of ESCO from October 1992 until August 2001, Chairman and Chief Executive Officer from August 2001 to October 2002, and Chairman since the latter date.

       From February 1997 until March 1998, Mr. Richey was Vice President of Systems & Electronics Inc. (then a subsidiary of ESCO). From March 1998 until October 2000, he was Vice President of ESCO, and was Senior Vice President and Group Executive from October 2000 until August 2001. Mr. Richey was President and Chief Operating Officer from August 2001 until October 2002, and he has been Chief Executive Officer since the latter date.

       From August 1997 until October 1999, Mr. Kretschmer was Vice President of the Company. He was Vice President and Chief Financial Officer from October 1999 until February 2001, and Senior Vice President and Chief Financial Officer from February 2001 until February 2002, Executive Vice President and Chief Financial Officer from February 2002 to October 2002, and he has been President and Chief Operating Officer since the latter date.

       Mr. Muenster was Vice President and Controller of ESCO from February 2000 until October 2002. Since the latter date, he has been Vice President and Chief Financial Officer.

       Ms. Barclay has been Vice President, Secretary and General Counsel of ESCO since October 1999.


                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The information required by this item is incorporated herein by reference to Note 9 of the Notes to Consolidated Financial Statements, "Common Stock Market Price" and "Shareholders' Summary--Capital Stock Information" appearing in the 2002 Annual Report. ESCO does not anticipate, currently or in the foreseeable future, paying cash dividends on the Common Stock, although it reserves the right to do so to the extent permitted by applicable law and agreements. ESCO's dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at that time, based on ESCO's earnings and financial position and such other business considerations as the Board deems relevant. See Item 12 for equity compensation plan information.


ITEM 6.  SELECTED FINANCIAL DATA

       The information required by this item, with respect to selected financial data, is incorporated herein by reference to "Five-Year Financial Summary" and
Note 3 of the Notes to Consolidated Financial Statements appearing in the 2002 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis" appearing in the 2002 Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis - Market Risk Analysis" appearing in the 2002 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company on pages 25 through 48 and the report thereon of KPMG LLP, independent certified public accountants, appearing on page 50 of the 2002 Annual Report.

       At September 30, 2000, the consolidated total of identifiable assets was $331.1 million. The detail by segment consisted of the following:
Filtration/Fluid Flow was $198.2 million; Communications was $21.6 million; Test was $61.2 million; Other was $7.4 million; and Corporate assets were $42.7 million.

       At September 30, 2000, the consolidated total of long-lived assets was $62.6 million, of which $55.9 million were located in North America and $6.7 million were located in Europe.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in ESCO's Notice of the Annual Meeting of the Stockholders and Proxy Statement dated December 18, 2002 (the "2003 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this Form 10-K.

       Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement is hereby incorporated by reference.

ITEM  11.  EXECUTIVE COMPENSATION

       Information appearing under "Board of Directors and Committees" and "Executive Compensation" (except for the "Report of the Human Resources And Ethics Committee On Executive Compensation" and the "Performance Graph") in the 2003 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The information regarding beneficial ownership of shares of common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent stockholders appearing under "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 2003 Proxy Statement is hereby incorporated by reference.

EQUITY COMPENSATION PLAN INFORMATION

       The following table summarizes certain information regarding shares of the Company's common stock ("Common Shares") that may be issued pursuant to its equity compensation plans as of September 30, 2002.



                                                                                                        Number of securities
                                                                                                      remaining available for
                                          Number of securities to be       Weighted-average            future issuance under
                                           issued upon exercise of         exercise price of         equity compensation plans
                                             outstanding options,         outstanding options,         (excluding securities
             Plan Category                   warrants and rights          warrants and rights          reflected in column (a)
             -------------                   -------------------          --------------------         -----------------------
                                                     (a)                           (b)                           (c)
Equity compensation plans approved by
security holders (1)                            1,391,305 (2)                   $11.8777 (3)                122,195 (2)(4)

Equity compensation plans not approved
by security holders (5)                               0                              N/A                    192,525 (6)

         Total                                  1,391,305                       $11.8777                    314,720

------------------

(1) The Company's 1994 and 1999 Stock Option Plans have been amended and restated without shareholder approval in accordance with their terms to reflect the change of the Company's name and the elimination of the Company's common stock trust receipts, to provide for withholding, to provide for adjustment upon a special distribution and/or in certain other respects. In July 2002, the 1994 Stock Option Plan was also amended without shareholder approval in accordance with its terms to permit the Human Resources and Ethics Committee, in its discretion, to extend the period during which an optionee who terminates employment on account of retirement on or after age 60 may exercise his stock option to five years after retirement, but before ten years from the date of grant.

(2) Number of Common Shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events. Includes Common Shares issuable in connection with the vesting and distribution of performance-accelerated restricted share awards under the Company's 2001 Stock Incentive Plan.

(3) Does not include 352,267 Common Shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the 2001 Stock Incentive Plan, for which there are no exercise prices.

(4) On October 1 of each of 2002, 2003 and 2004, there will be added to the authorized shares allocated to the 2001 Stock Incentive Plan the lesser of
     (i) 1% of the total outstanding shares as of each such date, or (ii) 125,000 shares, which may be used for the grant of stock options, SARs, performance share awards or other stock-based awards; provided, however, that not more than 200,000 of such additional shares may be used for performance share awards or other stock-based awards.

(5) Does not include an indeterminate number of shares that may be purchased pursuant to the Company's Employee Stock Purchase Plan (the "ESPP"), which provides a method by which employees of the Company and its domestic subsidiaries or divisions may purchase Common Shares. Pursuant to the ESPP, participants may authorize the Company to make deductions from their pay to be applied to the purchase of Common Shares. Deductions must be between 1% and 10% of current salary or wages. At the discretion of the Company, the Company or a domestic subsidiary or division may contribute, in cash or in Common Shares, an amount not to exceed 15% of the amounts contributed by participants. Cash contributed is used to purchase Common Shares on a monthly basis in transactions on the New York Stock Exchange or from the Company or from sellers in private transactions. The Common Shares so purchased are maintained in a book-entry account by the ESPP trustee for each participant.

(6) Represents Common Shares issuable pursuant to the Compensation Plan for Non-Employee Directors (the "Compensation Plan"), which provides for each director to be paid an annual retainer fee payable partially in cash and partially in Common Shares. Periodically, the Human Resources and Ethics Committee of the Board of Directors determines the amount of the retainer fee and the allocation of the fee between cash and Common Shares. The retainer fee is payable or distributable in quarterly installments. Directors may elect to defer receipt of all of the cash portion and/or all of the stock portion of the quarterly retainer. The deferred amounts are credited to the director's deferred compensation account in stock equivalents. Deferred amounts are distributed in Common Shares or cash at such future dates as specified by the director unless distribution is accelerated in certain circumstances, including a change in control of the Company. The stock portion which has been deferred may only be distributed in Common Shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14  CONTROLS AND PROCEDURES

       Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

       There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date this evaluation was carried out, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) Documents filed as a part of this report:

              1. The Consolidated Financial Statements of the Company on pages 25 through 48 and the Independent Auditors' Report thereon of KPMG LLP appearing on page 50 of the 2002 Annual Report.

              2. Financial Statement Schedules

                     II. Valuation and Qualifying Accounts

                     Other financial statement schedules have been omitted
              because the subject matter is disclosed elsewhere in the financial statements and notes thereto, not required or not applicable, or the amounts are not sufficient to require submission.

              3. Exhibits


                                                                                    Filed Herewith or Incorporated by
 Exhibit                                                                            Reference to Document Indicated By
 Number                              Description                                                 Footnote
 ------                              -----------                         ------------------------------------------------------
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

       4.5          Amendment No. 1 dated as of April 5, 2002 to         Incorporated by Reference, Exhibit 4(e)[7]
                    Credit Agreement listed as Exhibit 4.4 above

       10.1         Form of  Split Dollar Agreement*                     Incorporated by Reference, Exhibit
                                                                         10(j)[8]

       10.2         Form of Indemnification Agreement with each of       Incorporated by Reference, Exhibit
                    ESCO's directors.                                    10(k)[8]

       10.3         Supplemental Executive Retirement Plan as amended    Incorporated by Reference, Exhibit
                    and restated as of August 2, 1993*                   10(n)[9]

       10.4         Second Amendment to Supplemental Executive           Incorporated by Reference, Exhibit
                    Retirement Plan effective May 10, 2001*              10.4[10]

       10.5         Directors' Extended Compensation Plan*               Incorporated by Reference, Exhibit
                                                                         10(o)[9]

       10.6         First Amendment to Directors' Extended               Incorporated by Reference, Exhibit
                    Compensation Plan*                                   10.11[11]

       10.7         Second Amendment to Directors' Extended              Incorporated by Reference, Exhibit
                    Compensation Plan effective April 1, 2001*           10.7[10]

       10.8         1994 Stock Option Plan (as amended and restated      Incorporated by Reference, Exhibit
                    effective October 16, 2000)*                         10.1[12]

       10.9         Amendment to 1994 Stock Option Plan effective July   Incorporated by Reference, Exhibit
                    18, 2002*                                            10(b)[7]

      10.10         Form of Incentive Stock Option Agreement*            Incorporated by Reference, Exhibit
                                                                         10.15[11]

      10.11         Severance Plan adopted as of August 10, 1995 (as     Incorporated by Reference, Exhibit 10[13]
                    restated February 5, 2002)*

      10.12         Notice Of Award--stock award to executive officer*   Incorporated by Reference, Exhibit
                                                                         10(s)[14]

      10.13         1999 Stock Option Plan (as amended and restated      Incorporated by Reference, Exhibit
                    effective October 16, 2000)*                         10.2[12]

      10.14         Form of Incentive Stock Option Agreement*            Incorporated by Reference, Exhibit
                                                                         10.3[12]

      10.15         Employment Agreement with Executive Officer*         Incorporated by Reference, Exhibit
                                                                         10(aa)[2]

      10.16         Employment Agreement with Executive Officer*[15]     Incorporated by Reference, Exhibit
                                                                         10(bb)[2]

      10.17         Amendment to Employment Agreement with Executive     Incorporated by Reference, Exhibit
                    Officer*[16]                                         10.18[10]


      10.18         Executive Stock Purchase Plan*                       Incorporated by Reference, Exhibit
                                                                         10.24[11]


      10.19         Notice of Award - stock award to executive officer*  Incorporated by Reference, Exhibit
                                                                         10.25[11]

      10.20         Compensation Plan For Non-Employee Directors*        Incorporated by Reference, Exhibit
                                                                         10.22[10]

      10.21         2001 Stock Incentive Plan*                           Incorporated by Reference, Exhibit B[17]

      10.22         Notice of Award - stock award to Dennis J. Moore     Incorporated by Reference, Exhibit
                    dated July 18, 2002*                                 10(d)[7]

      10.23         Non-qualified Stock Option Agreement dated July      Incorporated by Reference, Exhibit
                    18, 2002 between Registrant and Dennis J. Moore*     10(c)[7]

      10.24         Form of Incentive Stock Option Agreement*

      10.25         Form of Non-qualified Stock Option Agreement*

      10.26         Form of Notice of Award - Performance -
                    Accelerated Restricted Stock *

      10.27         Management Transition Agreement dated August 5,      Incorporated by Reference, Exhibit
                    2002 between Registrant and Dennis J. Moore*         10(a)[7]

      10.28         Form of Supplemental Executive Retirement Plan
                    Agreement *

        13 The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2002:
                           Five-Year Financial Summary (p. 51)
                           Management's Discussion and  Analysis
                           (pgs. 10-24)
                           Consolidated Financial Statements
                           (pgs.25-48 ) and Independent Auditors' Report (p. 50)
                           Shareholders' Summary--Capital Stock
                           Information (p. 53)
                           Common Stock Market Price (p. 51)

        21          Subsidiaries of ESCO

        23          Independent Auditors' Consent

----------

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

       [7] Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2002, at the Exhibit indicated.

       [8] Incorporated by reference to Form l0-K for the fiscal year ended September 30, l991, at the Exhibit indicated.

       [9] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993, at the Exhibit indicated.

       [10] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2001, at the Exhibit indicated.

       [11] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2000, at the Exhibit indicated.

       [12] Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2000, at the Exhibit indicated.

       [13] Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2002, at the Exhibit indicated.

       [14] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1997, at the Exhibit indicated.

       [15] Identical Employment Agreements between ESCO and executive officers Alyson S. Barclay and Victor L. Richey, Jr., except that in the case of Ms. Barclay the minimum annual salary is $94,000.

       [16] Identical Amendments to Employment Agreements between ESCO and executive officers Alyson S. Barclay and Victor L. Richey, Jr.

       [17] Incorporated by reference to Notice of Annual Meeting of the Stockholders and Proxy Statement dated December 11, 2000, at the Exhibit indicated.


       * Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this Part IV.


       (b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated August 7, 2002 which in "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" and "Item 9.

Regulation FD Disclosure" listed as exhibits the certifications of the Company's Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for the period ended June 30, 2002.

       (c) Exhibits: Reference is made to the list of exhibits in this Part IV,
Item 15(a)3 above.

       (d) Financial Statement Schedules: Reference is made to Part IV, Item 15(a)2 above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ESCO TECHNOLOGIES INC.


                                                By /s/ V.L. Richey, Jr.
                                                   -----------------------------
                                                   V.L. Richey, Jr.
                                                   Chief Executive Officer

Dated: December 16, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below effective December 16, 2002, by the following persons on behalf of the registrant and in the capacities indicated.

         SIGNATURE                                            TITLE
         ---------                                            -----

 /s/ D.J. Moore                                               Chairman and Director
 ---------------------------------------------
 D.J. Moore


 /s/ V.L. Richey, Jr.                                         Chief Executive Officer and Director
 ---------------------------------------------
 V.L. Richey, Jr.


 /s/ C.J. Kretschmer                                          President, Chief Operating Officer and Director
 ---------------------------------------------
 C.J. Kretschmer


 /s/ G.E. Muenster                                            Vice President and Chief Financial Officer
 ---------------------------------------------
 G.E. Muenster


 /s/ W.S. Antle III                                           Director
 ---------------------------------------------
 W.S. Antle III


 /s/ J.M. McConnell                                          Director
 ---------------------------------------------
 J.M. McConnell


 /s/ L.W. Solley                                             Director
 ---------------------------------------------
 L.W. Solley


 /s/ J.M. Stolze                                             Director
 ---------------------------------------------
 J.M. Stolze


 /s/ D.C. Trauscht                                           Director
 ---------------------------------------------
 D.C. Trauscht


 /s/ J.D. Woods                                              Director
 ---------------------------------------------
 J.D. Woods

                                 CERTIFICATIONS

         I, V.L. Richey, Jr., certify that:

1.       I have reviewed this annual report on Form 10-K of ESCO Technologies
         Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit and finance committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002


                                                      /s/ V.L. Richey, Jr.
                                                      -------------------------
                                                      V.L. Richey, Jr.
                                                      Chief Executive Officer

                                 CERTIFICATIONS

         I, G.E. Muenster, certify that:

1.       I have reviewed this annual report on Form 10-K of ESCO Technologies
         Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit and finance committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002


                                     /s/ G.E. Muenster
                                     ------------------------------------------
                                     G.E. Muenster
                                     Vice President and Chief Financial Officer

ESCO TECHNOLOGIES INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


(DOLLARS IN THOUSANDS)               BALANCE AT       ADDITIONS                         BALANCE AT
                                     BEGINNING        CHARGED TO                          END OF
                                     OF PERIOD         EXPENSE         DEDUCTIONS         PERIOD
                                    ------------     ------------     ------------     ------------
2000
Allowance for doubtful accounts     $        618     $      1,243     $        481     $      1,380
                                    ============     ============     ============     ============
Inventory obsolescence reserve      $      2,850     $      2,915     $      2,535     $      3,230
                                    ============     ============     ============     ============

2001
Allowance for doubtful accounts     $      1,380     $        467     $        465     $      1,382
                                    ============     ============     ============     ============
Inventory obsolescence reserve      $      3,230     $      1,202     $      1,288     $      3,144
                                    ============     ============     ============     ============

2002
Allowance for doubtful accounts     $      1,382     $        462     $        744     $      1,100
                                    ============     ============     ============     ============
Inventory obsolescence reserve      $      3,144     $        692     $      1,050     $      2,786
                                    ============     ============     ============     ============

INDEX TO EXHIBITS


Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.


Exhibit No.       Exhibit
-----------       -------

10.24             Form of Incentive Stock Option Agreement.

10.25             Form of Non-qualified Stock Option Agreement.

10.26             Form of Notice of Award - Performance - Accelerated Restricted Stock.

10.28             Form of Supplemental Executive Retirement Plan Agreement.

13 The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2002:

                               Five-year Financial Summary (p. 51)
                               Management's Discussion and Analysis (pgs. 10-24)
                               Consolidated Financial Statements (pgs. 25-48) and Independent
                               Auditors' Report (p. 50)
                               Shareholders' Summary--Capital Stock Information (p. 53)
                               Common Stock Market Price (p. 51)

21                Subsidiaries of ESCO

23                Independent Auditors' Consent

See Item 15(a)3 for a list of exhibits incorporated by reference