Form 10-Q
period 2002-12-31
ESCO TECHNOLOGIES INC
filed 2003-02-13
CIK 866706

15

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's stock outstanding at January 31, 2003 was 12,615,442.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                       Three Months Ended
                                                          December 31,
                                                          ------------

                                                  2002                2001
                                                  ----                ----

           Net sales                           $  111,799            84,336
           Costs and expenses:
              Cost of sales                        76,877            57,457
              Selling, general and                 23,175            18,753
           administrative
               expenses
              Interest expense (income)               (52)               51
              Other, net                            1,176               315
                                                  -------            ------
                Total costs and expenses          101,176            76,576
                                                  -------            ------
           Earnings before income taxes            10,623             7,760
           Income tax expense                       4,071             2,988
                                                  -------           -------
           Net earnings                         $   6,552             4,772
                                                  =======            ======

           Earnings per share:

              Net earnings-Basic                $      .52              .38
                          -Diluted                     .50              .37

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      December 31  September 30,
                                                         2002          2002
                                                         ----          ----
 ASSETS                                               (Unaudited)
 Current assets:
    Cash and cash equivalents                           $ 25,279         24,930
    Accounts receivable, less allowance for doubtful
      accounts of $1,210 and $1,100, respectively         75,244         69,496
    Costs and estimated earnings on long-term
      contracts, less progress billings of
      $5,828 and $4,541, respectively                      4,589          2,951
    Inventories                                           59,859         52,579
    Current portion of deferred tax assets                21,299         22,782
    Other current assets                                   6,800          8,650
                                                         -------        -------
        Total current assets                             193,070        181,388
                                                         -------        -------
 Property, plant and equipment, at cost                  125,817        121,105
 Less accumulated depreciation and amortization           55,406         52,583
                                                         -------        -------
        Net property, plant and equipment                 70,411         68,522
 Goodwill                                                104,821        103,283
 Deferred tax assets                                      25,380         26,950
 Other assets                                             27,493         27,545
                                                         -------        -------
                                                       $ 421,175        407,688
                                                         =======        =======

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Short-term borrowings and current
      maturities of long-term debt                      $     97            121
    Accounts payable                                      42,207         39,051
    Advance payments on long-term contracts, less costs
      incurred of $4,135 and $3,794, respectively          2,184          2,770
    Accrued expenses and other current liabilities        26,446         26,845
                                                         -------        -------
        Total current liabilities                         70,934         68,787
                                                         -------        -------
 Other liabilities                                        25,885         24,313
 Long-term debt                                            8,476          8,277
                                                         -------        -------
        Total liabilities                                105,295        101,377
                                                         -------        -------
 Commitments and contingencies                                --             --
 Shareholders' equity:
    Preferred stock, par value $.01 per share,
      authorized 10,000,000 shares                            --             --
    Common stock, par value $.01 per share, authorized
      50,000,000 shares, issued 13,662,433 and
      13,601,095 shares, respectively                        137            136
    Additional paid-in capital                           211,157        209,402
    Retained earnings since elimination of deficit at
      September 30, 1993                                 127,981        121,430
 Accumulated other comprehensive loss                     (8,226)        (9,473)
                                                         -------        -------
                                                         331,049        321,495
    Less treasury stock, at cost: 1,065,746 and
      1,067,046 common shares, respectively              (15,169)       (15,184)
        Total shareholders' equity                       315,880        306,311
                                                         -------        -------
                                                        $421,175        407,688
                                                         =======        =======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three Months Ended
                                                                December 31,
                                                                ------------
                                                             2002         2001
                                                             ----         ----
    Cash flows from operating activities:
       Net earnings                                        $ 6,552        4,772
       Adjustments  to  reconcile  net  earnings to net
         cash provided by operating activities:
           Depreciation and amortization                     3,199        3,265
           Changes in operating working capital             (7,033)      (3,386)
           Effect of deferred taxes                          1,570        1,418
           Other                                             2,714        1,394
                                                            ------       ------
             Net cash provided by operating activities       7,002        7,463
                                                            ------       ------
    Cash flows from investing activities:
       Capital expenditures                                 (2,961)      (3,261)
       Acquisition of businesses                            (4,364)           -
                                                            ------       ------
       Net cash used by investing activities                (7,325)      (3,261)
                                                            ------       ------
    Cash flows from financing activities:
       Net decrease in short-term borrowings                   (24)         (12)
       Proceeds from long-term debt                            199           45
       Principal payments on long-term debt                      -          (92)
       Purchases of common stock into treasury                   -         (456)
       Other (including exercise of stock options)             497           30
                                                            ------       ------
        Net cash provided (used) by financing activities       672         (485)
                                                            ------       ------
        Net increase in cash and cash equivalents              349        3,717
    Cash and cash equivalents, beginning of period          24,930       14,506
                                                            ------       ------
    Cash and cash equivalents, end of period               $25,279       18,223
                                                            ======       ======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. The results for the three-month period ended December 31, 2002 are not necessarily indicative of the results for the entire 2003 fiscal year.


2.   EARNINGS PER SHARE (EPS)

     Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and performance-accelerated restricted shares (performance shares) by using the treasury stock method. The number of shares used in the calculation of earnings per share for each period presented is as follows (in thousands):

                                                     Three Months Ended
                                                        December 31,

                                                     2002          2001
                  Weighted Average Shares
                     Outstanding - Basic             12,554        12,415
                  Dilutive Options and
                     Performance Shares                 491           496
                  Adjusted Shares- Diluted           13,045        12,911


     Options to purchase 44,000 shares of common stock at prices ranging from $35.23 - $36.33 were outstanding during the three month period ended December 31, 2002, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. For the three month period ended December 31, 2001, there were no options outstanding where the exercise price was greater than the average market price of the common shares. The options expire in various periods through 2013. Approximately 50,300 and 153,000 performance shares were outstanding but unvested at December 31, 2002 and 2001, respectively, and therefore, were not included in the respective computation of diluted EPS.
3.   INVENTORIES

     Inventories consist of the following (in thousands):
                                                    December 31,   September 30,
                                                        2002             2002

       Finished goods                               $  14,412            12,232
       Work in process, including long- term
         contracts                                     15,820            13,439
       Raw materials                                   29,627            26,908
          Total inventories                         $  59,859            52,579

     The increase in inventories at December 31, 2002 of approximately $7 million is primarily due to an increase in the Company's Communications segment inventories and the acquisition of the assets and certain liabilities of Austin Acoustics Systems, Inc. in the Test segment.

4.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended December 31, 2002 and 2001 was $7.8 million and $3.8 million, respectively. For the three months ended December 31, 2002, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of approximately $1.3 million, which was partially offset by an decrease in fair value of the Company's interest rate swaps designated as a cash flow hedge of $0.1 million, discussed below in Item 3, Quantitative and Qualitative Disclosures About Market Risk.

5.   ACQUISITIONS

     On December 31, 2002, the Company acquired the assets and certain liabilities of Austin Acoustics Systems, Inc. (Austin Acoustics) for $4 million in cash. Austin Acoustics is a leading supplier of noise control chambers for the test, medical and broadcast/music industries. Austin Acoustics is headquartered in Austin, TX and has annual sales of approximately $8 million. The assets and liabilities since the date of acquisition are included within the Company's Test segment.

6.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in four segments:
     Filtration/Fluid Flow, Communications, Test and Other.

     Management evaluates and measures the performance of its operating segments based on "Net Sales and EBIT", which are detailed in the table below. EBIT is defined as Earnings Before Interest and Taxes.


            ($ in millions)                 Three Months ended
                                               December 31,
                                               ------------

        NET SALES                      2002                2001
                                       ----                ----
        Filtration/Fluid Flow        $  50.2            $   44.4
        Communications                  39.5                19.3
        Test                            19.6                17.8
        Other                            2.5                 2.8
                                        -----              -----
        Consolidated totals          $  111.8           $   84.3
                                        =====              =====

        EBIT
        Filtration/Fluid Flow        $    1.7           $    2.3
        Communications                    9.4                4.4
        Test                              0.8                1.4
        Other                           (1.3) (1)           (0.3)  (2)
                                        ----                ----
        Consolidated totals          $  10.6            $    7.8
                                        ====                ====


     (1) The amount for the three month period ended December 31, 2002 consisted of $0.1 million related to Rantec and ($1.4) million related to unallocated corporate operating charges, which includes $0.7 million of costs related to the Management Transition Agreement (MTA) between the Company and Dennis J. Moore recorded in the first quarter of fiscal 2003.
     (2) The amount for the three month period ended December 31, 2001 consisted of $0.2 million related to Rantec and ($0.5) million related to unallocated corporate operating charges, which includes $0.3 million of exit costs related to the Company's former joint venture in India (Filtration/Fluid Flow segment), offset by a $0.4 million gain from insurance proceeds related to a former subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET SALES
Net sales increased $27.5 million, or 32.6%, to $111.8 million for the first quarter of fiscal 2003 from $84.3 million for the first quarter of fiscal 2002. Filtration/Fluid Flow, Communications and Test segments each had increased sales in the first quarter of 2003 as compared to the prior year period. The largest increase was in the Company's Communications segment, resulting from significantly higher shipments of Automatic Meter Reading (AMR) equipment, primarily to PPL Electric Utilities Corporation (PPL).

FILTRATION/FLUID FLOW
Net sales increased $5.8 million, or 12.9%, to $50.2 million for the first quarter of fiscal 2003 from $44.4 million for the first quarter of fiscal 2002. The increase in the current quarter is mainly due to higher shipments of automotive and aerospace products.

COMMUNICATIONS
For the first quarter of fiscal 2003, net sales of $39.5 million were $20.2 million, or 104.5%, higher than the $19.3 million of net sales recorded in the first quarter of fiscal 2002. The increase is the result of significantly higher shipments of AMR products. Sales to PPL were $22.6 million and $1.1 million in the first quarter of fiscal 2003 and 2002, respectively. Sales to Wisconsin Public Service Corporation (WPS) were $0.2 million and $4.3 million in the first quarter of fiscal 2003 and 2002, respectively.

TEST
Net sales increased $1.8 million, or 10.0%, to $19.6 million for the first quarter of fiscal 2003 from $17.8 million for the first quarter of fiscal 2002. The net sales increase in the first quarter of fiscal 2003 as compared to the prior year period is primarily due to higher sales of large EMC test chambers.

OTHER
Net sales were $2.5 million and $2.8 million for the first quarter of fiscal 2003 and 2002, respectively. The Other segment represents the net sales of Rantec Power Systems Inc. (Rantec). The decrease in sales in the first quarter of fiscal 2003 is mainly due to the timing of orders and delivery of low voltage power supply products.

ORDERS AND BACKLOG
Firm order backlog was $285.7 million at December 31, 2002, compared with $293.2 million at September 30, 2002. Orders totaling $104.3 million were received in the first three months of fiscal 2003. Approximately $56.6 million of new orders in the first three months of fiscal 2003 related to Filtration/Fluid Flow products, $24.6 million related to Communications products, and $20.9 million related to Test products.

GROSS PROFIT
The Company computes gross profit as net sales less cost of sales. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. The gross profit margin was 31.2% and 31.9% in the first quarter of fiscal 2003 and 2002, respectively. Gross profit in the first quarter of fiscal 2003 includes $0.2 million of costs to exit the Brooklyn Park, MN facility (Filtration/Fluid Flow segment). See "Other costs and expenses, net" discussion below.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 2003 were $23.2 million, or 20.7% of net sales, compared with $18.8 million, or 22.2% of net sales for the prior year period. The increase in SG&A spending in the first quarter of fiscal 2003 is mainly due to the Company's continued investments in research and development, engineering, and marketing within the Communications and Filtration/Fluid Flow segments related to new product development and market expansion initiatives. In addition, the Management Transition Agreement (MTA) between the Company and Mr. Dennis J. Moore, the Company's Chairman, added $0.7 million of SG&A expenses in the first quarter of fiscal 2003.

OTHER COSTS AND EXPENSES, NET
Other costs and expenses, net, were $1.2 million for the quarter ended December 31, 2002 compared to $0.3 million for the prior year quarter. Principal components of other costs and expenses, net, for the first quarter of fiscal 2003 included $0.5 million of amortization of identifiable intangible assets, primarily patents and licenses, and $0.2 million of exit costs related to the Brooklyn Park, MN facility (Filtration/Fluid Flow segment). The total cost to exit the Brooklyn Park, MN facility is $0.4 million, of which $0.2 million is recorded in Other costs and expenses, net.

Principal components of other costs and expenses, net, for the first three months of fiscal 2002 include $0.3 million of amortization of identifiable intangible assets, primarily patents and licenses, and $0.3 million of exit costs related to the Company's former joint venture in India (Filtration/Fluid Flow segment), offset by a $0.4 million gain from insurance proceeds related to a former subsidiary.

EBIT
The Company evaluates the performance of its operating segments based on EBIT, which the Company defines as Earnings Before Interest and Taxes. EBIT increased $2.8 million to $10.6 million (9.5% of net sales) for the first quarter of fiscal 2003 from $7.8 million (9.3% of net sales) for the first quarter of fiscal 2002.

FILTRATION/FLUID FLOW
EBIT was $1.7 million and $2.3 million in the first quarter of fiscal 2003 and 2002, respectively. The decline in the first fiscal quarter of the current year is due to investments in new product development and market expansion initiatives, primarily in microfiltration and separations technology. In addition, the Company incurred approximately $0.4 million of costs to exit the Brooklyn Park, MN facility in conjunction with its plan to consolidate the operations into its Oxnard, CA facility.

COMMUNICATIONS
First quarter EBIT of $9.4 million in fiscal 2003 was $5.0 million higher than the $4.4 million of EBIT in the first quarter of fiscal 2002. The increase in EBIT is the result of significantly higher shipments of AMR equipment, primarily to PPL. The Company continues to increase its engineering and new product development expenditures in the Communications segment in order to continue its growth in the AMR markets, and to further differentiate its technology from the competition.

TEST
EBIT was $0.8 million and $1.4 million in the first quarter of fiscal 2003 and 2002, respectively. The decline in EBIT in the first three months of fiscal 2003 as compared to the prior year period is due to $0.3 million of start-up costs related to the Company's new manufacturing and sales entities in China and Japan. EBIT was also negatively impacted by the change in product mix.

OTHER
EBIT was ($1.3)  million and ($0.3)  million for the three month  periods  ended
December 31, 2002 and 2001, respectively. EBIT for the first quarter ended December 31, 2002 consisted of $0.1 million related to Rantec and ($1.4) million related to unallocated corporate operating charges, which included $0.7 million of MTA costs. EBIT for the first three months of fiscal 2002 consisted of $0.2 million related to Rantec and ($0.5) million related to unallocated corporate operating charges, which included $0.3 million of exit costs related to the Company's former joint venture in India (Filtration/Fluid Flow segment) which was terminated in the first quarter of fiscal 2002.

INTEREST EXPENSE (INCOME)
Interest expense (income), net, was approximately ($0.1) million and $0.1 million for the first quarter ended December 31, 2002 and 2001, respectively.

INCOME TAX EXPENSE
The first quarter fiscal 2003 effective income tax rate was 38.3% compared to 38.5% in the first quarter of fiscal 2002. The Company estimates the annual effective tax rate for fiscal 2003 to be approximately 38.5%.

FINANCIAL CONDITION
Working capital increased to $122.1 million at December 31, 2002 from $112.6 million at September 30, 2002. During the first quarter of fiscal 2003, accounts receivable increased by $5.7 million due to the increase in sales, mainly within the Company's Communications segment. Inventories increased by $7.3 million in the first quarter of fiscal 2003 to support near term demand, mainly within the Company's Communication segment. In addition, accounts payable, advance payments on long-term contracts, and accrued expenses increased by $2.2 million primarily due to the purchases of inventories and the timing of payments. The acquisition of the assets and certain liabilities of Austin Acoustics in December 2002 contributed $1.6 million to the increase in working capital.

Net cash provided by operating activities was $7.0 million in the first quarter of fiscal 2003 compared to net cash provided by operating activities of $7.5 million in the same period of fiscal 2002. The decrease is due to the working capital investments noted above.

Capital expenditures were $3.0 million in the first quarter of fiscal 2003 compared with $3.3 million in the comparable period of fiscal 2002. Major expenditures in the current period included manufacturing equipment used in the Filtration / Fluid Flow businesses.

At December 31, 2002, accounts receivable included $1.1 million of reimbursable costs incurred to replace certain filtration elements resulting from the receipt of nonconforming material obtained from a supplier. The supplier has acknowledged responsibility for this matter, has appropriate insurance coverage, and has committed to reimburse the Company.

Other current assets included approximately $0.9 million of deferred legal costs that have been incurred in the defense of certain revenue generating patents used in the Company's Filtration/Fluid Flow business. The Company believes it is probable it will prevail in this litigation. The Company's position is supported by internal and third-party legal opinions and favorable developments in the course of the litigation. The recovery of amounts equal to or greater than the legal costs, while probable, is subject to the inherent risks of litigation.

Other current assets also included approximately $0.3 million of deferred legal costs incurred to defend a customer product liability lawsuit related to the Company's Test business. The balance at September 30, 2002, related to this matter was $1.4 million. During the first quarter of fiscal 2003, the Company collected $1.5 million from the insurance carrier. The remaining costs incurred in the first quarter of fiscal 2003 are covered by and will be reimbursed through insurance.

Effective April 5, 2002, the Company amended its existing $75 million revolving credit facility changing the previously scheduled reductions and extending the $25 million increase option through April 11, 2004. The amendment calls for $5 million reductions to the credit facility annually beginning in April 2002 with the balance due upon maturity and expiration on April 11, 2005. As of December 31, 2002, the Company had not exercised the $25 million increase option and the revolving line of credit was $70 million. At December 31, 2002, the Company had approximately $47.8 million available to borrow under the credit facility in addition to $25.3 million cash on hand. Against the $70 million available under the revolving credit facility at December 31, 2002, the Company had $8.5 million of outstanding long-term foreign borrowings and outstanding letters of credit of $13.7 million. Cash flow from operations and borrowings under the Company's bank credit facility are expected to provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

In December 2002, the Company paid $4 million to acquire the assets and certain liabilities of Austin Acoustics Systems, Inc. (Austin Acoustics).

The Company continues to explore consolidation opportunities within its existing businesses that could improve future operating earnings and enhance the Company's competitive position. In addition, the Company continues to explore possible divestitures of certain of its non-core businesses.

SYNTHETIC LEASE OBLIGATION
The Company has a $31.5 million obligation under a synthetic lease facility arranged by Bank of America. For GAAP purposes, this is accounted for as an operating lease. This obligation is secured by leases of three manufacturing locations, two of which are located in Oxnard, CA and the other in Cedar Park, TX, as well as a $10.6 million letter of credit issued under the Company's $70 million credit facility. The leases expire on December 29, 2005 at which time the Company will be required to extend the leases on terms to be negotiated, purchase the properties for $31.5 million, or refinance the obligation. The Financial Accounting Standards Board (FASB) has issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. The Company is currently reviewing the impact of this new FASB interpretation and the possible consolidation of the synthetic lease obligation.

MANAGEMENT TRANSITION AGREEMENT
On August 5, 2002, the Company  entered into a Management  Transition  Agreement
(MTA) with Dennis J. Moore, the Company's Chairman, which provided for Mr. Moore to receive certain compensation in conjunction with his planned retirement in April 2003 and for consulting services after such retirement. Of the total cost noted below, $0.7 million was expensed in SG&A during the first quarter of fiscal 2003 and $0.7 million was recorded in the fourth quarter of fiscal 2002, for a total of $1.4 million expensed to date. The costs associated with the MTA are quantified below. (in millions) New Restricted Shares $ 1.2 (1) Previously Awarded Restricted Shares and Performance Shares for $ 1.0 (1) (2) which vesting has been accelerated Consulting Agreement $ 0.3 (3) Total $ 2.5

(1) The costs of these arrangements will be recognized over the eight-month transition (i.e. service) period, from August 2002 through March 2003.
(2)  These  items were  subject to  remeasurement  based on FASB  Interpretation
     (FIN)  No.  44, "Accounting  for  Certain  Transactions   Involving  Stock
     Compensation (an Interpretation of APB Opinion No. 25)". The remeasurement was based on the closing stock price on August 5, 2002, the date on which the vesting of the shares was accelerated.
(3) The cost of the consulting agreement will be expensed over the twelve-month period from April 2003 through March 2004, consistent with the period of service.

ACQUISITIONS
On December 31, 2002, the Company acquired the assets and certain liabilities of Austin Acoustics Systems, Inc. (Austin Acoustics) for $4 million in cash. Austin Acoustics is a leading supplier of noise control chambers for the test, medical and broadcast/music industries. Austin Acoustics is headquartered in Austin, TX and has annual sales of approximately $8 million. The assets and liabilities since the date of acquisition are included within the Company's Test segment.

SUBSEQUENT EVENT
On January  24,  2003,  the  Company's  Filtertek  Inc.  subsidiary  (Filtertek)
terminated its Manufacturing and Supply Agreement (Agreement) with Whatman Hemasure Inc. (Whatman) based on Whatman's breach of its obligations under the Agreement. The Agreement related to the parties' responsibilities concerning the manufacture and supply of leukoreduction filters. Under the terms of the Agreement, Filtertek's termination based on Whatman's breach entitles Filtertek to recover its damages and certain specified costs, which include among other costs, payment for certain equipment used in the production of leukoreduction filters. Whatman has disputed Filtertek's allegations of breach. However, Whatman has entered into settlement discussions with Filtertek. If the settlement discussions do not result in an acceptable resolution, Filtertek believes it will be successful in enforcing its contractual rights and expects to recover an amount at least equal to the sum of its outstanding liabilities related to the leukoreduction filters production program. Nonetheless, as a result of the termination, Filtertek has approximately $1.6 million of outstanding liabilities primarily related to lease obligations for that program, which, if not recovered prior to March 31, 2003, will result in a charge to second quarter earnings.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, Management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company's senior Management discusses the accounting policies described below with the Audit and Finance Committee of the Company's Board of Directors on a periodic basis.

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies which Management believes are critical to the Consolidated Financial Statements and other financial disclosure. It is not intended to be a comprehensive list of all significant accounting policies that are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2002 Annual Report on Form 10-K.

The Company has identified the following areas as critical accounting policies.

Revenue Recognition
The majority of the Company's revenues are recognized when products are shipped to or when services are performed for unaffiliated customers. Other revenue recognition methods the Company uses include the following: Revenue on production contracts is recorded when specific contract terms are fulfilled, usually by delivery or acceptance. Revenues from cost reimbursement contracts are recorded as costs are incurred, plus fees earned. Revenue under long-term contracts, for which delivery is an inappropriate measure of performance, is recognized on the percentage-of-completion method based upon incurred costs compared to total estimated costs under the contract. Revenue under engineering contracts is generally recognized as milestones are attained. The SEC's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. Management believes the Company's revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 101.

Accounts Receivable
Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on Management's evaluation of the financial condition of the customer and historical bad debt experience.

Inventory
Inventories are valued at the lower of cost (first-in, first-out) or market value and have been reduced by an allowance for excess, slow-moving and obsolete inventories. The estimated allowance is based on Management's review of inventories on hand compared to historical usage and estimated future usage and sales. Inventories under long-term contracts reflect accumulated production costs, factory overhead, initial tooling and other related costs less the portion of such costs charged to cost of sales and any unliquidated progress payments. In accordance with industry practice, costs incurred on contracts in progress include amounts relating to programs having production cycles longer than one year, and a portion thereof may not be realized within one year.

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

Goodwill and Other Long-Lived Assets
The Company adopted the provisions of SFAS No. 142 effective October 1, 2001. Goodwill and other long-lived assets with indefinite useful lives are reviewed by Management for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment is based on Management's judgment as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," that supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," that provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company expects the difference between diluted net earnings per share calculated using the fair value based method of accounting and actual diluted net earnings per share to be approximately $0.10 per share for fiscal year 2003.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This Interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.


FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include those relating to the estimates made in connection with the Company's accounting policies, annual effective tax rate, expectations of recovery from third parties, success in ongoing litigation, and capital requirements and operational needs for the foreseeable future. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: further weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; consolidation of internal operations; integration of recently acquired businesses; delivery delays or defaults by customers; termination for convenience of customer contracts; performance issues with key suppliers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations; litigation uncertainty; and the Company's successful execution of internal operating plans.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the Company's risks since September 30, 2002. For the three months ended December 31, 2002, accumulated other comprehensive loss included an after tax decrease in fair value of approximately $0.1 million related to the Company's interest rate swaps.

ITEM 4.       CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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




                            PART II OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits
     Exhibit
     Number

      3(a)      Restated Articles of               Incorporated by reference to
                Incorporation                      Form 10-K for the fiscal
                                                   year ended September 30,
                                                   1999 at Exhibit 3(a)

      3(b)      Amended Certificate of             Incorporated by reference to
                Designation Preferences and        Form 10-Q for the fiscal
                Rights of Series A                 quarter ended March 31, 2000
                Participating Cumulative           at Exhibit 4(e)
                Preferred Stock of the
                Registrant

      3(c)      Articles of Merger effective       Incorporated by reference to
                July 10, 2000                      Form10-Q for the fiscal
                                                   quarter ended June 30, 2000
                                                   at Exhibit 3(c)

       3(d)     Bylaws, as amended                 Incorporated by reference to
                                                   Form10-Q for the fiscal
                                                   quarter ended June 30, 2000
                                                   at Exhibit 3(d)

      4(a)      Specimen Common Stock              Incorporated by reference to
                Certificate                        Form10-Q for the fiscal
                                                   quarter ended June 30, 2000
                                                   at Exhibit 4(a)

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

      4(d)      Amended and Restated Credit        Incorporated by reference to
                Agreement dated as of              Form10-Q for the fiscal
                February28, 2001 among the         quarter ended March 31, 2001
                Registrant, Bank of America,       at Exhibit 4(d)
                N.A., as agent, and the
                lenders listed therein

      4(e)      Amendment No. 1 dated as of        Incorporated by reference to
                April 5, 2002 to Credit            Form 10-Q for the fiscal
                Agreement listed as Exhibit        quarter ended June 30, 2002,
                4(d) above.                        at Exhibit 4(e)

b)   Reports on Form 8-K.

     During the quarter ended December 31, 2002, the Company filed the following Current Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K, dated November 12, 2002, which reported in "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" and "Item 9. Regulation FD Disclosure" that the Company would include on its website certain information in connection with a Company presentation, and would issue a related press release.

     The Company filed a Current Report on Form 8-K, dated December 2, 2002, which reported in "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" and "Item 9. Regulation FD Disclosure" that the Company would include on its website certain information in connection with a Company presentation.

     The Company filed a Current Report on Form 8-K, dated December 26, 2002, which in "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" and "Item 9. Regulation FD Disclosure" listed as exhibits the certifications of the Company's Chief Executive Officer and Chief Financial Officer relating to Form 10-K for the fiscal year ended September 30, 2002.




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ESCO TECHNOLOGIES INC.

                                            /s/ Gary E. Muenster
                                            Gary E. Muenster
                                            Vice President and
                                            Chief Financial Officer
                                            (As duly authorized officer
                                            and principal accounting
                                            officer of the registrant)

Dated:   February 13, 2003

                                 CERTIFICATIONS

              I, V.L. Richey, Jr., certify that:

1.   I have reviewed  this  quarterly  report on Form 10-Q of ESCO  Technologies
     Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit and finance committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  February 13, 2003


                                                 (s) V.L. Richey, Jr.
                                                 V.L. Richey, Jr.
                                                 Chief Executive Officer

                                 CERTIFICATIONS

              I, G.E. Muenster, certify that:

1.   I have reviewed  this  quarterly  report on Form 10-K of ESCO  Technologies
     Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit and finance committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  February 13, 2003

                                     (s) G.E. Muenster
                                     G.E. Muenster
                                     Vice President and Chief Financial Officer