Form 10-Q
period 2003-03-31
ESCO TECHNOLOGIES INC
filed 2003-05-14
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No___

The number of shares of the registrant's stock outstanding at April 30, 2003 was 12,697,087.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                 Three Months Ended
                                                       March 31,
                                                       ---------
                                                2003               2002
                                                ----               ----

        Net sales                           $  112,197            85,096
        Costs and expenses:
           Cost of sales                        77,336            57,022
           Selling, general and administrative
              expenses                          22,786            19,417
           Interest expense (income)              (23)               59
           Other, net                            2,559               585
                                                 -----               ---
             Total costs and expenses          102,658            77,083
                                               -------            ------
        Earnings before income taxes             9,539             8,013
        Income tax expense                       3,879             3,004
                                                 -----             -----
        Net earnings from continuing
        operations                               5,660             5,009

        Earnings (loss) from
        discontinued operations, net of tax        (29)              184
                                                   ---               ---

        Net earnings                         $   5,631             5,193
                                                 =====             =====

        Earnings per share:
           Basic -  Continuing operations        $0.45             $0.40
                 -  Discontinued operations          -              0.02
                                                  ----              ----
                 -  Net earnings                 $0.45             $0.42
                                                 =====             =====

           Diluted - Continuing operations       $0.43             $0.38
                   - Discontinued operations         -              0.02
                                                  ----              ----
                   - Net earnings                $0.43             $0.40
                                                 =====             =====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                       Six Months Ended
                                                           March 31,
                                                           ---------
                                                    2003             2002
                                                    ----             ----

           Net sales                           $  221,484           166,675
           Costs and expenses:
              Cost of sales                       152,462           112,753
              Selling, general and administrative
                expenses                           45,351            37,412
              Interest expense (income)              (78)               107
              Other, net                            3,727               874
                                                    -----               ---
                Total costs and expenses          201,462           151,146
                                                  -------           -------
           Earnings before income taxes            20,022            15,529
           Income tax expense                       7,852             5,824
                                                    -----             -----
           Net earnings from continuing
           operations                              12,170             9,705

           Earnings (loss) from discontinued
             operations, net of tax                    13               260
                                                       --               ---


           Net earnings                          $ 12,183             9,965
                                                 ========             =====

           Earnings per share:
             Basic -  Continuing operations         $0.97             $0.78
                   -  Discontinued operations           -              0.02
                                                     ----              ----
                   -  Net earnings                  $0.97             $0.80
                                                    =====             =====


              Diluted - Continuing operations       $0.93             $0.75
                      - Discontinued operations         -              0.02
                                                     ----              ----
                      - Net earnings                $0.93              $0.77
                                                    =====              =====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                       March 31,   September 30,
                                                        2003             2002
                                                        ----             ----
 ASSETS                                                (Unaudited)
 Current assets:
    Cash and cash equivalents                           $ 29,657         25,160
    Accounts receivable, less allowance for doubtful
      accounts of $1,138 and $1,018, respectively         78,034         67,347
    Costs and estimated earnings on long-term
      contracts, less progress billings of
      $10,425 and $4,541, respectively                     4,793          2,951
    Inventories                                           63,464         50,991
    Current portion of deferred tax assets                20,038         22,796
    Other current assets                                   7,511          8,500
    Current assets from discontinued operations            3,540          3,643
                                                           -----          -----
        Total current assets                             207,037        181,388
                                                         -------        -------
 Property, plant and equipment, at cost                  125,303        117,031
 Less accumulated depreciation and amortization           56,860         50,777
                                                          ------         ------
        Net property, plant and equipment                 68,443         66,254
 Goodwill                                                105,078        103,283
 Deferred tax assets                                      24,062         26,950
 Other assets                                             26,077         26,219
 Other assets from discontinued operations                 3,411          3,858
                                                           -----          -----
                                                        $434,108        407,952
                                                        ========        =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Short-term borrowings and current
      maturities of long-term debt                       $    67            121
    Accounts payable                                      47,680         38,364
    Advance payments on long-term contracts, less costs
      incurred of $1,312 and $3,770, respectively            908          2,706
    Accrued expenses and other current liabilities        28,593         26,287
    Current liabilities from discontinued operations        785          1,309
                                                             ---          -----
        Total current liabilities                         78,033         68,787
                                                          ------         ------
 Other liabilities                                        24,271         24,313
 Long-term debt                                            8,086          8,277

 Other liabilities from discontinued operations            1,092            647
                                                           -----            ---
        Total liabilities                                111,482        102,024
                                                         -------        -------
 Commitments and contingencies                                --             --
 Shareholders' equity:
    Preferred stock, par value $.01 per share,
      authorized 10,000,000 shares                            --             --
    Common stock, par value $.01 per share, authorized
      50,000,000 shares, issued 13,712,591 and
      13,601,095 shares, respectively                        137            136
    Additional paid-in capital                           212,090        209,019
    Retained earnings since elimination of deficit
      at September 30, 1993                              133,613        121,430
 Accumulated other comprehensive loss                     (8,060)        (9,473)
                                                          ------         ------
                                                         337,780        321,112
    Less treasury stock, at cost: 1,064,446 and
      1,067,046 common shares, respectively              (15,184)       (15,154)
        Total shareholders' equity                       322,626        305,928
                                                         -------        -------
                                                        $434,108        407,952
                                                        ========        =======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                               Six Months Ended
                                                                   March 31,
                                                                   ---------

                                                              2003        2002
                                                              ----        ----
   Cash flows from operating activities:
      Net earnings                                          $12,183      9,965
      Adjustments  to reconcile net earnings to net cash
        provided by operating activities:
          Depreciation and amortization                       7,031      5,848
          Net earnings from discontinued operations             (13)      (260)
          Changes in operating working capital               (8,843)    (4,954)
          Effect of deferred taxes                            2,888      2,544
          Other                                               2,683        815
                                                              -----        ---
            Net cash provided by operating activities
              - continuing operations                        15,929     13,958
           Net cash (used) provided by
             discontinued operations                           (384)        62
                                                               ----        ---
           Net cash provided by operating
             activities                                      15,545     14,020
   Cash flows from investing activities:
      Capital expenditures                                   (5,899)    (5,908)
      Acquisition of businesses                              (5,364)    (9,546)
      Capital expenditures of discontinued operations          (119)      (232)
                                                               ----       ----
      Net cash used by investing activities                 (11,382)   (15,686)
                                                            -------    -------
   Cash flows from financing activities:
      Net decrease in short-term borrowings                     (54)       (12)
      Proceeds from long-term debt                                -         45
      Principal payments on long-term debt                     (626)      (299)
      Purchases of common stock into treasury                     -       (456)
      Other (including exercise of stock options)             1,014        110
                                                              -----        ---
       Net cash provided (used) by financing activities         334       (612)
                                                                ---       ----
   Net increase (decrease) in cash and cash equivalents       4,497     (2,278)
   Cash and cash equivalents, beginning of period            25,160     15,125
                                                             ------     ------
   Cash and cash equivalents, end of period                 $29,657     12,847
                                                            =======     ======


See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation.

     The results for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results for the entire 2003 fiscal year.


2.    DISCONTINUED OPERATIONS

     In February 2003, the Board of Directors approved the plan to dispose of the Rantec Power Systems Inc. (Rantec) subsidiary under the terms outlined by Management. Rantec was previously reported in the "Other" segment. At March 31, 2003, Rantec is accounted for as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and, accordingly, amounts in the financial statements and related notes for all periods shown, reflect discontinued operations presentation. The net sales from the discontinued operation were $2.9 million and $3.1 million for the second quarters ended March 31, 2003 and 2002, respectively and $5.4 million and $5.9 million for the six-month periods ending March 31, 2003 and 2002, respectively. The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

     (in thousands)                        March 31, 2003    September 30, 2002
                                           --------------    ------------------

     Assets:
     Cash and cash equivalents (float)        $ (162)                (230)
     Accounts receivable, less allowance
       for doubtful accounts                   1,499                2,149
     Inventories                               2,203                1,724
                                               -----                -----
          Current assets                       3,540                3,643
                                               -----                -----
     Net property, plant & equipment           2,208                2,268
     Other assets                              1,203                1,590
                                               -----                -----
       Total Assets of Discontinued
         Operations                            6,951                7,501
                                               =====                =====

     Liabilities:
     Accounts payable                            381                  687
     Accrued expenses and other current
       liabilities                               404                  622
                                                 ---                  ---
           Current liabilities                   785                1,309
                                                 ---                -----
     Other liabilities                         1,092                  647
                                               -----                  ---
       Total Liabilities of Discontinued
         Operations                           $1,877                1,956
                                              ======                =====

     Effective April 11, 2003, the Company completed the sale of Rantec to an entity owned by a group of investors primarily comprised of the subsidiary's management. Rantec, a manufacturer of power supplies for commercial and military applications, is located in Los Osos, California. The Company received $6 million from the buyer at closing. An additional $0.7 million will be paid by the buyer in equal installments during the nine months following the sale. The Company is also entitled to contingent consideration of up to $6.4 million over the next ten years, based on the future operating results of Rantec. A pretax gain of $1.5 million to $2.0 million related to the sale will be reflected in the Company's fiscal 2003 third quarter results in discontinued operations.

3.   EARNINGS PER SHARE (EPS)

     Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and vesting of performance-accelerated restricted shares (performance shares) by using the treasury stock method. The number of shares used in the calculation of earnings per share for each period presented is as follows (in thousands):

                                     Three Months Ended      Six Months Ended
                                         March 31,               March 31,
                                         ---------               ---------
                                     2003       2002          2003        2002
                                     ----       ----          ----        ----
       Weighted Average Shares
          Outstanding - Basic      12,627     12,477        12,590      12,448

       Dilutive Options and
          Performance Shares          445        586           466         545
                                      ---        ---           ---         ---
       Adjusted Shares- Diluted    13,072     13,063        13,056      12,993
                                   ======     ======        ======      ======

     Options to purchase 76,500 shares of common stock at prices ranging from $34.58 - $36.33 and options to purchase approximately 40,500 shares of common stock at prices ranging between $32.54 - $35.93 were outstanding during the six month periods ended March 31, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire in various periods through 2013. Approximately 52,000 and 118,000 performance shares were outstanding but unvested at March 31,2003 and 2002, respectively, and therefore, were not included in the respective computation of diluted EPS.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an Amendment of FASB Statement No. 123," (SFAS 148) that provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of SFAS 123. Under APB 25, no compensation cost was recognized for the Company's stock option plans. The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

        (Unaudited)
        (Dollars in thousands, except per share amounts)

                                                 Three Months   Six Months
                                                     Ended         Ended
                                                    March 31,     March 31,
                                                      2003          2003
                                                      ----          ----
                  Net earnings, as reported          $5,631       $12,183
                                                     ------       -------
                  Pro forma net earnings             $5,014       $10,948
                                                     ======       =======

                  Net earnings per share:
                     Basic - as reported             $0.45         $0.97
                     Basic - pro forma               $0.40         $0.87

                     Diluted - as reported           $0.43         $0.93
                     Diluted - pro forma             $0.38         $0.84
                                                     =====         =====

     Pro forma net earnings per share, based on the provisions of SFAS 148, were impacted by the Management Transition Agreement (MTA) between the Company and its former Chairman by $0.02 and $0.04 per share for the three and six-month periods ended March 31, 2003, respectively, and are included in the amounts noted above. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: expected dividend yield of 0%; expected volatility of 38.8%; risk-free interest rate of 3.8%; and expected life based on historical exercise periods of 4.25 years. The Company has not included the comparable disclosures for the prior year periods as the Company was not able to generate the quarterly data for the prior years from its database because this information was kept previously only for the entire fiscal year and not by quarter. The Company estimates that for the three and six-month periods ended March 31, 2002, the pro forma diluted net earnings per share impact would have been approximately $0.04 per quarter.

4.   INVENTORIES

     Inventories consist of the following (in thousands):
                                                        March 31, September 30,
                                                          2003        2002
                                                          ----        ----

     Finished goods                                      $18,884     12,164
     Work in process, including long- term contracts      14,899     12,505
     Raw materials                                        29,681     26,322
                                                          ------     ------
     Total inventories                                   $63,464     50,991
                                                         =======     ======

     The $12.5 million increase in inventories at March 31, 2003 is primarily due to an increase in the Company's Communications segment inventories of approximately $7 million, mainly related to PPL Electric Utilities Corporation (PPL), and an increase in the Company's Filtration/Fluid Flow segment inventories of approximately $5 million. The acoustics business contributed $1.0 million to the increase in inventories at March 31, 2003.

5.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended March 31, 2003 and 2002 was $5.8 million and $5.1 million, respectively. Comprehensive income for the six-month periods ended March 31, 2003 and 2002 was $13.6 million and $8.9 million, respectively. For the six months ended March 31, 2003, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of approximately $1.4 million, which was partially offset by a decrease in fair value of the Company's interest rate swaps designated as a cash flow hedge of $0.1 million, discussed below in
     Item 3, Quantitative and Qualitative Disclosures About Market Risk.

6.    ACQUISITIONS

     On December 31, 2002, the Company acquired the assets and certain liabilities of Austin Acoustics Systems, Inc. for $4 million in cash. Austin Acoustics is a leading supplier of noise control chambers for the test, medical and broadcast/music industries. Austin Acoustics is headquartered in Austin, TX and has annual sales of approximately $8 million. The assets, liabilities and results of operations since the date of acquisition are included within the Company's Test segment.

7.    TERMINATION OF WHATMAN HEMASURE INC. MANUFACTURING AND SUPPLY AGREEMENT


     On January 24, 2003, the Company's Filtertek Inc. subsidiary (Filtertek) terminated its Manufacturing and Supply Agreement (MSA) with Whatman Hemasure Inc. (Whatman) based on Whatman's breach of its obligations under the MSA. The MSA related to the parties' responsibilities concerning the manufacture and supply of leukocyte filters. Under the terms of the MSA, Filtertek's termination based on Whatman's breach entitles Filtertek to recover its damages and certain specified costs, which include among other costs, payment for certain equipment used in the production of leukocyte filters. Whatman has disputed Filtertek's allegations of breach. However, Whatman has entered into settlement discussions with Filtertek. If the settlement discussions do not result in an acceptable resolution, Filtertek believes it will be successful in enforcing its contractual rights and expects to recover an amount at least equal to the sum of its outstanding liabilities related to the leukocyte filters production program. Nonetheless, as a result of the termination, Filtertek recorded a $1.5 million charge primarily related to the fair value of the remaining lease obligations for that program during the second quarter of fiscal 2003. Any recovery will be recorded as a gain in the period a settlement is reached or a final judgment under litigation is rendered.

8.    SYNTHETIC LEASE OBLIGATION

     The Company has a $31.5 million obligation under a synthetic lease facility arranged by Bank of America. For GAAP purposes, prior to the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), this is accounted for as an operating lease. This obligation is secured by leases of three manufacturing locations, two of which are located in Oxnard, CA (Filtration/Fluid Flow segment) and the other in Cedar Park, TX, (Test segment) as well as a $10.6 million letter of credit issued under the Company's $70 million credit facility. The leases expire on December 29, 2005 at which time the Company will be required to extend the leases on terms to be negotiated, purchase the properties for $31.5 million, or refinance the obligation.

     FIN 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. The Company is currently reviewing the impact of this new FASB interpretation and the consolidation of the synthetic lease obligation. Upon consolidation, the Company expects to record property, plant & equipment of $29.2 million, long-term debt of $31.5 million and a non-cash after-tax charge reported as a cumulative effect of a change in accounting principle of approximately $1.4 million during the fiscal 2003 fourth quarter.

9.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers.
     Under  this  organizational   structure,  the  Company  operates  in  three
     segments: Filtration/Fluid Flow, Communications and Test.

     Management evaluates and measures the performance of its operating segments based on "Net Sales" and "EBIT", which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes. Corporate costs are allocated to the operating segments based on 2.5% of net sales. "Other" consists of unallocated corporate operating charges. The table below is presented for continuing operations and excludes discontinued operations (Rantec).

            ($ in millions)        Three Months ended          Six Months ended
                                        March 31,                   March 31,

        NET SALES                 2003          2002          2003        2002
        ---------                 ----          ----          ----        ----
        Filtration/Fluid Flow    $ 50.1       $ 48.0        $100.2      $ 92.4
        Communications             37.8         20.4          77.4        39.8
        Test                       24.3         16.7          43.9        34.5
                                   ----         ----          ----        ----
        Consolidated totals      $112.2       $ 85.1        $221.5      $166.7
                                 ======       ======        ======      ======

        EBIT
        Filtration/Fluid Flow    $   - (1)   $  3.1        $  1.7 (1)   $  5.4
        Communications             8.8          4.9          18.2          9.2
        Test                       1.8          0.9           2.6          2.3
        Other                     (1.1)(2)     (0.8)         (2.6)(3)     (1.3)
                                  ----         ----          ----         ----
        Consolidated totals     $  9.5       $  8.1        $ 19.9       $ 15.6
                                ======       ======        ======       ======


     (1) Includes the charge of $1.5 million resulting from an equipment lease termination related to the Whatman MSA dispute discussed in Note 7 above. See further discussion in Item 2 below, under "Results of Operations - EBIT - Filtration/Fluid Flow".

     (2) Unallocated corporate operating charges for the three month period ended March 31, 2003 include $0.7 million of costs related to the MTA.

     (3) Unallocated corporate operating charges for the six-month period ended March 31, 2003 include $1.4 million of costs related to the MTA.


10.  RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

     EBIT
     ----
                                Three Months ended            Six Months ended
($ in thousands)                     March 31,                     March 31,
                               -------------------           -----------------
                                 2003        2002             2003        2002
EBIT                           $ 9,516     $ 8,072          $19,944     $15,636
Interest expense (income)          (23)         59              (78)        107
Less: Income taxes               3,879       3,004            7,852       5,824
                                 =====       =====            =====       =====
Net earnings from continuing
operations                     $ 5,660     $ 5,009          $12,170     $ 9,705
                               =======     =======          =======     =======


This Form 10-Q contains the financial measure "EBIT" which is not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). EBIT provides investors and management with an alternative method for assessing the Company's operating results in a manner that is focused on the performance of the Company's ongoing operations. The Company defines "EBIT" as earnings from continuing operations before interest and taxes. The Company's management evaluates the performance of its operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of the Company's business segments by excluding interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures used by management in determining resource allocations within the Company and incentive compensation.

11.  SUBSEQUENT EVENTS

In May 2003, the Company committed to plans to proceed with the closure of the Filtertek manufacturing operation in Puerto Rico. The manufacturing will be moved to existing facilities in Hebron, IL and Juarez, Mexico. The closure will result in a fiscal 2003 third quarter charge between $3.0 million to $4.0 million primarily related to the write down of the Puerto Rico facility to its appraised value. The move costs are expected to be between $1.5 million and $2.0 million and will be incurred over the next twelve months. When the closure and relocation is completed in fiscal 2004, Management expects this action to result in at least $2.0 million of annual cost savings.

In May 2003, the Company committed to plans to restructure its Test operations in the U.K. and centralize the management of the European Test operations. The European consolidation will result in a fiscal 2003 second-half pretax charge between $0.3 million and $0.6 million. The costs primarily relate to severance, write-offs of leasehold improvements, and moving costs. The consolidation will be complete in fiscal 2003.

At March 31, 2003, other current assets included approximately $1.1 million of deferred legal costs that were incurred in the defense of certain revenue generating patents used in the Company's Filtration/Fluid Flow business. During the third quarter of fiscal 2003, the Company reached a settlement in the defense of these revenue generating patents. Under the agreement, the Company is to receive approximately $7.3 million by June 30, 2003. The Company anticipates a gain on the settlement of approximately $2.1 million to $2.3 million, to be recorded during the third quarter of fiscal 2003. The remaining unrealized gain will be recognized in pretax income over the remaining eight years of the patent.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION RESULTS OF OPERATIONS

The following discussion refers to the Company's results from continuing operations, except where noted. At March 31, 2003, Rantec Power Systems Inc. (Rantec) is accounted for as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and, accordingly, amounts in the financial statements and related notes for all periods shown, reflect discontinued operations presentation.

NET SALES

Net sales increased $27.1 million, or 31.8%, to $112.2 million for the second quarter of fiscal 2003 from $85.1 million for the second quarter of fiscal 2002. Net sales increased $54.8 million, or 32.9%, to $221.5 million for the first six months of fiscal 2003 from $166.7 million for the prior year period. Filtration/Fluid Flow, Communications and Test segments each had increased sales in the second quarter of 2003 and the first six months of fiscal 2003 as compared to the prior year periods. The largest increase was in the Company's Communications segment, resulting from significantly higher shipments of Automatic Meter Reading (AMR) equipment, primarily to PPL Electric Utilities Corporation (PPL).

-FILTRATION/FLUID FLOW

Net sales increased $2.1 million, or 4.3%, to $50.1 million for the second quarter of fiscal 2003 from $48.0 million for the second quarter of fiscal 2002. Net sales increased $7.8 million, or 8.4%, to $100.2 million for the first six months of fiscal 2003 from $92.4 million for the first six months of fiscal 2002. Sales increased during the first six months of fiscal 2003 mainly due to higher product shipments from the Company's Filtertek subsidiary.

-COMMUNICATIONS

For the second quarter of fiscal 2003, net sales of $37.8 million were $17.4 million, or 85.3% higher than the $20.4 million of net sales recorded in the second quarter of fiscal 2002. Net sales of $77.4 million in the first six months of fiscal 2003 were $37.6 million, or 94.5% higher than the $39.8 million recorded in the first six months of fiscal 2002. The increases are the result of significantly higher shipments of AMR products, primarily to PPL. Sales to PPL were $15.2 million and $3.4 million in the second quarter of fiscal 2003 and 2002, respectively, and $37.8 million and $4.5 million during the first six months of fiscal 2003 and 2002, respectively. In addition, sales to electric utility cooperatives (Co-ops) remain strong in fiscal 2003.

Sales of the Company's SecurVision products were $2.7 million for the second quarter of fiscal 2003 as compared to $0.4 million for the prior year second quarter and $5.8 million for the first six months of fiscal 2003 as compared to $1.6 million for the prior year six month period.

-TEST

Net sales increased $7.7 million, or 46.0%, to $24.3 million for the second quarter of fiscal 2003 from $16.7 million for the second quarter of fiscal 2002. Net sales increased $9.4 million, or 27.4%, to $43.9 million for the first six months of fiscal 2003 from $34.5 million for the first six months of fiscal 2002. The increases in net sales are the result of higher sales of large EMC test chambers, an increase in sales from the Company's Asian operations, and the addition of the acoustics business at the end of the first quarter of fiscal 2003, which contributed $2.4 million to sales for the first six months of fiscal 2003.

ORDERS AND BACKLOG

Backlog was $268.2 million at March 31, 2003 (excluding $6.0 million of backlog related to Rantec), compared with $293.2 million at September 30, 2002. Orders from continuing operations totaling $204.4 million were received in the first six months of fiscal 2003. New orders of $109.4 million were received in the first six months of fiscal 2003 related to Filtration/Fluid Flow products, $46.8 million related to Communications products, and $48.2 million related to Test products.

GROSS PROFIT

The Company computes gross profit as net sales less cost of sales. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. The gross profit margin was 31.1% and 33.0% in the second quarter of fiscal 2003 and 2002, respectively. The gross profit margin was 31.2% and 32.4% for the first six months of fiscal 2003 and 2002, respectively. The gross profit margin in the 2003 period was negatively impacted by changes in sales mix. In addition, gross profit in the first quarter of fiscal 2003 included $0.2 million of costs to exit the Brooklyn Park, MN facility (Filtration/Fluid Flow segment).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of fiscal 2003 were $22.8 million, or 20.3% of net sales, compared with $19.4 million, or 22.8% of net sales for the prior year period. For the first six months of fiscal 2003, SG&A expenses were $45.4 million, or 20.5% of net sales, compared with $37.4 million, or 22.4% of net sales for the prior year period. The increase in SG&A spending in the first six months of fiscal 2003 is mainly due to the Company's continued investments in research and development, engineering, and marketing within the Communications and Filtration/Fluid Flow segments related to new product development and market expansion initiatives. The Company's investments in the Microfiltration and Separations business currently are significantly dilutive to earnings. The MTA added $1.4 million of SG&A expenses in the first six months of fiscal 2003. In addition, the fiscal 2003 acquisition of the acoustics business and the fiscal 2002 acquisition of technology from North Carolina Separations Research Technology (NC SRT), added $1.2 million of SG&A expenses in the first six months of fiscal 2003.

OTHER COSTS AND EXPENSES, NET

Other costs and expenses, net, were $2.6 million for the quarter ended March 31, 2003 compared to $0.6 million for the prior year quarter. Other costs and expenses, net, were $3.7 million for the first six months of fiscal 2003 compared to $0.9 million for the prior year period. Principal components of other costs and expenses, net, for the first six months of fiscal 2003 included a $1.5 million charge resulting from an equipment lease termination related to the previously disclosed Whatman MSA dispute (Filtration/Fluid Flow segment); $1.0 million of amortization of identifiable intangible assets, primarily patents and licenses; and $0.2 million of exit costs related to the Brooklyn Park, MN facility (Filtration/Fluid Flow segment). The total cost to exit the Brooklyn Park, MN facility is $0.4 million, of which $0.2 million is recorded in Other costs and expenses, net.

Principal components of Other costs and expenses, net, for the first six months of fiscal 2002 include $0.6 million of amortization of identifiable intangible assets, primarily patents and licenses, and $0.3 million of exit costs related to the Company's former joint venture in India (Filtration/Fluid Flow segment), offset by a $0.4 million gain from insurance proceeds related to a former subsidiary.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, which the Company defines as Earnings Before Interest and Taxes. EBIT was $9.5 million (8.5% of net sales) for the second quarter of fiscal 2003 and $8.1 million (9.5% of net sales) for the second quarter of fiscal 2002. For the first six months of fiscal 2003, EBIT was $19.9 million (9.0% of net sales) and $15.6 million (9.4% of net sales) for the first six months of fiscal 2002. EBIT for the first six months of fiscal 2003 was negatively impacted by the following: a $1.5 million charge resulting from an equipment lease termination related to the Whatman MSA dispute (Filtration/Fluid Flow segment); $1.4 million in MTA costs; $0.4 million of exit costs related to the Brooklyn Park, MN facility (Filtration/Fluid Flow segment); and the continuing investment in Microfiltration and Separations. Refer to Note 10 "Reconciliation of Non-GAAP Financial Measures" of the Notes to Consolidated Financial Statements for the reconciliation of EBIT from continuing operations to net earnings from continuing operations.

-FILTRATION/FLUID FLOW

EBIT was zero and $3.1 million in the second quarter of fiscal 2003 and 2002, respectively, and $1.7 million and $5.4 million in the first six months of fiscal 2003 and 2002, respectively. During the second quarter of fiscal 2003, the Company incurred a $1.5 million charge resulting from an equipment lease termination related to the Whatman MSA dispute. In addition, the decline in EBIT in the first six months of fiscal 2003 as compared to the prior year period is due to continuing investments in the Microfiltration and Separations business and the costs related to establishing a new German sales and support operation. Also, during the first quarter of fiscal 2003, the Company incurred approximately $0.4 million of costs to exit the Brooklyn Park, MN facility in conjunction with its plan to consolidate the operations into its Oxnard, CA facility. The Company is considering a wide range of alternatives to deal with the performance of the Microfiltration and Separations business. The actions being considered may result in a material charge to future earnings.

On January 24, 2003, the Company's Filtertek Inc. subsidiary (Filtertek) terminated its Manufacturing and Supply Agreement (MSA) with Whatman Hemasure Inc. (Whatman) based on Whatman's breach of its obligations under the MSA. The MSA related to the parties' responsibilities concerning the manufacture and supply of leukocyte filters. Under the terms of the MSA, Filtertek's termination based on Whatman's breach entitles Filtertek to recover its damages and certain specified costs, which include among other costs, payment for certain equipment used in the production of leukocyte filters. Whatman has disputed Filtertek's allegations of breach. However, Whatman has entered into settlement discussions with Filtertek. If the settlement discussions do not result in an acceptable resolution, Filtertek believes it will be successful in enforcing its contractual rights and expects to recover an amount at least equal to the sum of its outstanding liabilities related to the leukocyte filters production program. Nonetheless, as a result of the termination, Filtertek recorded a $1.5 million charge primarily related to the fair value of the remaining lease obligations for that program during the second quarter of fiscal 2003. Any recovery will be recorded as a gain in the period a settlement is reached or a final judgment under litigation is rendered.

-COMMUNICATIONS

Second quarter EBIT of $8.8 million in fiscal 2003 was $3.9 million higher than the $4.9 million of EBIT in the second quarter of fiscal 2002. For the first six months of fiscal 2003, EBIT increased by $9.0 million to $18.2 million from $9.2 million in fiscal 2002. The increase in EBIT is the result of significantly higher shipments of AMR equipment, primarily to PPL. The Company continues to increase its engineering and new product development expenditures in the Communications segment in order to continue its growth in the AMR markets, and to further differentiate its technology from the competition.

-TEST

EBIT in the second quarter of fiscal 2003 of $1.8 million was $0.9 million higher than the $0.9 million in the prior year period. For the first six months of fiscal 2003, EBIT increased $0.3 million to $2.6 million from $2.3 million in fiscal 2002. The increases in EBIT as compared to the prior year periods are mainly due to an increase in chamber sales during the first six months of fiscal 2003. The contribution from the increased sales was partially offset by the investments to expand the Company's presence in China and Japan.

-OTHER

Other consists of unallocated corporate operating charges. EBIT was ($1.1) million and ($2.5) million for the three and six-month periods ended March 31, 2003, respectively, compared to ($0.8) million and ($1.3) million for the respective prior year periods. EBIT for the first six months of fiscal 2003 included $1.4 million of MTA costs. EBIT for the first six months of fiscal 2002 included $0.3 million of exit costs related to the Company's former joint venture in India.

INTEREST EXPENSE (INCOME)

Interest expense (income), net, was approximately ($0.1) million and $0.1 million for the first six months of fiscal 2003 and 2002, respectively.

INCOME TAX EXPENSE

The second quarter fiscal 2003 effective income tax rate was 40.7% compared to 37.5% in the second quarter of fiscal 2002. The effective income tax rate in the first six months of fiscal 2003 was 39.2% compared to 37.5% in the prior year period. The increase in the effective income tax rate in fiscal 2003 is primarily due to an increase in certain tax exposure accruals related to the spin-off of the Company in 1990. The Company estimates the annual effective tax rate for fiscal 2003 to be approximately 39.5%.

FINANCIAL CONDITION

Working capital increased to $129.0 million at March 31, 2003 from $112.6 million at September 30, 2002. During the first six months of fiscal 2003, accounts receivable increased by $10.7 million due to the increase in sales, mainly within the Company's Communications segment. Inventories increased by $12.5 million in the first quarter of fiscal 2003 to support near term demand, mainly within the Company's Communication segment. The acoustics business contributed $1.3 million and $1.0 million to the increase in accounts receivable and inventories, respectively, at March 31, 2003. In addition, accounts payable and accrued expenses increased by $11.6 million primarily due to the purchases of inventories and the timing of payments.

Net cash provided by operating activities from continuing operations was $15.9 million in the first six months of fiscal 2003 compared to net cash provided by operating activities from continuing operations of $14.0 million in the same period of fiscal 2002.

Capital expenditures from continuing operations were $5.9 million in both the first six months of fiscal 2003 and in the comparable period of fiscal 2002. Major expenditures in the current period included manufacturing equipment used in the Filtration / Fluid Flow businesses. The Company has capital commitments of approximately $2.3 million in the second half of fiscal 2003 related to a new facility in the Communications segment.

At March 31, 2003, accounts receivable included $1.3 million of reimbursable costs incurred to replace certain filtration elements resulting from the receipt of nonconforming material obtained from a supplier. A formal settlement was reached in March 2003.

At March 31, 2003, other current assets include a mortgage note receivable of $1.8 million related to the prior sale of the Riverhead, NY property, related to a former defense subsidiary. The property was sold in December 1999 for $2.6 million, with $0.5 million received as a down payment and the remaining $2.1 million financed under the mortgage note. Through March 31, 2003, the buyer has paid additional principal and interest payments totaling $0.8 million. However, currently, the buyer is in default with the provisions of the note receivable and the Company has begun foreclosure proceedings on the property. A recent independent appraisal indicates the value of the property is greater than $5 million, therefore, the Company does not anticipate a loss related to this matter.

Effective April 5, 2002, the Company amended its existing $75 million revolving credit facility changing the previously scheduled reductions and extending the $25 million increase option through April 11, 2004. The amendment calls for $5 million reductions to the credit facility annually beginning in April 2002 with the balance due upon maturity and expiration on April 11, 2005. As of March 31, 2003, the Company had not exercised the $25 million increase option and the revolving line of credit was $70 million. At March 31, 2003, the Company had approximately $48.2 million available to borrow under the credit facility in addition to $29.7 million cash on hand. Against the $70 million available under the revolving credit facility at March 31, 2003, the Company had $7.9 million of outstanding long-term foreign borrowings and outstanding letters of credit of $13.9 million. Cash flow from operations and borrowings under the Company's bank credit facility are expected to provide adequate resources to meet the Company's capital requirements and operational needs for the foreseeable future.

In December 2002, the Company paid $4 million to acquire the assets and certain liabilities of Austin Acoustics Systems, Inc. In March 2003, the Company paid $1 million related to the technology acquired from NC SRT under the terms of the acquisition agreement.

SUBSEQUENT EVENTS

In May 2003, the Company committed to plans to proceed with the closure of the Filtertek manufacturing operation in Puerto Rico. The manufacturing will be moved to existing facilities in Hebron, IL and Juarez, Mexico. The closure will result in a fiscal 2003 third quarter charge between $3.0 million to $4.0 million primarily related to the write down of the Puerto Rico facility to its appraised value. The move costs are expected to be between $1.5 million and $2.0 million and will be incurred over the next twelve months. When the closure and relocation is completed in fiscal 2004, Management expects this action to result in at least $2.0 million of annual cost savings.

In May 2003, the Company committed to plans to restructure its Test operations in the U.K. and centralize the management of the European Test operations. The European consolidation will result in a fiscal 2003 second-half pretax charge between $0.3 million and $0.6 million. The costs primarily relate to severance, write-offs of leasehold improvements, and moving costs. The consolidation will be complete in fiscal 2003.

At March 31, 2003, other current assets included approximately $1.1 million of deferred legal costs that were incurred in the defense of certain revenue generating patents used in the Company's Filtration/Fluid Flow business. During the third quarter of fiscal 2003, the Company reached a settlement in the defense of these revenue generating patents. Under the agreement, the Company is to receive approximately $7.3 million by June 30, 2003. The Company anticipates a gain on the settlement of approximately $2.1 million to $2.3 million, to be recorded during the third quarter of fiscal 2003. The remaining unrealized gain will be recognized in pretax income over the remaining eight years of the patent.

SYNTHETIC LEASE OBLIGATION

The Company has a $31.5 million obligation under a synthetic lease facility arranged by Bank of America. For GAAP purposes, prior to the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), this is accounted for as an operating lease. This obligation is secured by leases of three manufacturing locations, two of which are located in Oxnard, CA (Filtration/Fluid Flow segment) and the other in Cedar Park, TX, (Test segment) as well as a $10.6 million letter of credit issued under the Company's $70 million credit facility. The leases expire on December 29, 2005 at which time the Company will be required to extend the leases on terms to be negotiated, purchase the properties for $31.5 million, or refinance the obligation.

FIN 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. The Company is currently reviewing the impact of this new FASB interpretation and the consolidation of the synthetic lease obligation. Upon consolidation, the Company expects to record property, plant & equipment of $29.2 million, long-term debt of $31.5 million and a non-cash after-tax charge reported as a cumulative effect of a change in accounting principle of approximately $1.4 million during the fiscal 2003 fourth quarter.

MANAGEMENT TRANSITION AGREEMENT

On August 5, 2002, the Company entered into the MTA with Dennis J. Moore, the Company's former Chairman, which provided for Mr. Moore to receive certain compensation in conjunction with his planned retirement in April 2003 and for consulting services after such retirement. Of the $2.5 million total cost related to the MTA, $1.4 million was expensed in SG&A during the first six months of fiscal 2003 and $0.7 million was recorded in the fourth quarter of fiscal 2002, for a total of $2.1 million expensed to date. The remaining cost of the MTA relates to the $0.3 million consulting agreement which will be expensed over the twelve-month period from April 2003 through March 2004, consistent with the period of service.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, Management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company's senior Management discusses the accounting policies described below with the Audit and Finance Committee of the Company's Board of Directors on a periodic basis.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," that supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted the provisions of SFAS No. 146.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," that provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company has adopted the provisions of SFAS No. 148, see Note 3 "Earnings Per Share" for the disclosure related to the three and six-month periods ending March 31, 2003.

In December 2002, the Emerging Issues Task Force issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables." This issue addresses certain aspects of the accounting by a vendor for arrangements under which is will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. This issue is applicable for revenue arrangements beginning in the fourth quarter of fiscal 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on the Company's results of operations.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This Interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Upon consolidation, the Company expects to record property, plant & equipment of $29.2 million, long-term debt of $31.5 million and an after-tax charge reported as a cumulative effect of a change in accounting principle of approximately $1.4 million during the fiscal 2003 fourth quarter.

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include those relating to the estimates made in connection with the Company's accounting policies, annual effective tax rate, expectations of recovery from third parties, continued strength of Co-op sales, recovery in connection with foreclosure proceedings, success in ongoing litigation, the Company's ability to negotiate a successful settlement and/or enforce the terms of the MSA, results of future closures, consolidations and relocations, the associated costs and resulting savings to be achieved, results to be achieved from future Filtration initiatives, future fiscal 2003 gains/charges and capital requirements and operational needs for the foreseeable future. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: further weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; the Company's successful exploitation of acquired intellectual property rights; the success of future Filtration initiatives adopted by Management; successful execution of planned facility closures consolidations and relocations with regard to the Company's Puerto Rico facility and U.K. facility; the impact of FASB Interpretation No. 46; consolidation of internal operations; integration of recently acquired businesses; delivery delays or defaults by customers;
termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; litigation uncertainty; and the Company's successful execution of internal operating plans.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the Company's risks since September 30, 2002. For the six months ended March 31, 2003, accumulated other comprehensive loss included an after tax decrease in fair value of approximately $0.1 million related to the Company's interest rate swaps.

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

                            PART II OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Company's shareholders was held on Thursday, February 6, 2003, to vote on the election of three directors. The voting for directors was as follows:


                                                                     Broker
                                    For           Withheld          Non-Votes
                                    ---           --------          ---------
          C. J. Kretschmer       10,894,082       500,135              0
          J. M. McConnell        11,279,241       114,976              0
          D. C. Trauscht         11,046,466       347,751              0


The terms of W. S. Antle III, D.J. Moore, V. L. Richey, Jr., L. W. Solley,
J. M. Stolze and J. D. Woods continued after the meeting.

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

     99.1    Certification of Chief
             Executive Officer relating to
             Form 10-Q for period ended
             March 31, 2003

     99.2    Certification of Chief
             Financial Officer relating to
             Form 10-Q for period ended
             March 31, 2003


b)   Reports on Form 8-K.

     During the quarter ended March 31, 2003, the Company filed the following Current Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K, dated January 13, 2003, which reported in "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" and "Item 9. Regulation FD Disclosure" that the Company would include on its website certain information in connection with a Company presentation, and would issue a related press release.

     The Company filed a Current Report on Form 8-K, dated February 6, 2003, which in "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" and "Item 9. Regulation FD Disclosure" listed as an exhibit certain information to be included on the Company's website and presented at the Company's Annual Meeting of Stockholders on February 6, 2003.

     The Company filed a Current Report on Form 8-K, dated February 13, 2003, which in "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" and "Item 9. Regulation FD Disclosure" listed as exhibits the certifications of the Company's Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for the period ended December 31, 2002.



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

Dated:   May 14, 2003

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

     Date:  May 14, 2003

                                           --------------------
                                          /s/ V.L. Richey, Jr.
                                           V.L. Richey, Jr.
                                           Chairman and Chief Executive Officer

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

     Date:  May 14, 2003

                                     -----------------
                                     /s/ G.E. Muenster
                                     G.E. Muenster
                                     Vice President and Chief Financial Officer