Form 10-Q
period 2003-06-30
ESCO TECHNOLOGIES INC
filed 2003-08-13
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The number of shares of the registrant's stock outstanding at July 31, 2003 was 12,793,817.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                         Three Months Ended
                                                         ------------------
                                                               June 30,
                                                               --------
                                                         2003             2002
                                                         ----             ----

               Net sales                           $  102,343           92,154
               Costs and expenses:
                 Cost of sales                        70,970            61,968
                 Asset impairment                      4,528                 -
                 Selling, general and                 22,406            20,414
                   administrative expenses
                 Interest expense                        377               113
                 Other, net                           (1,264)              571
                                                      ------               ---
                   Total costs and expenses           97,017            83,066
                                                      ------            ------
               Earnings before income taxes            5,326             9,088
               Income tax expense                      2,056             3,404
                                                       -----             -----
               Net earnings from continuing
                 operations                            3,270             5,684

               Earnings (loss) from discontinued
                 operations, net of tax of ($10)
                 and $44, respectively                   (10)               54


               Gain on sale of discontinued
                 operations, net of tax of $733          894                 -
                                                         ---               ---

               Net earnings from discontinued
                 operations                              884                54

               Net earnings                        $   4,154             5,738
                                                       =====             =====
               Earnings per share:
                 Basic - Continuing operations         $0.26             $0.45
                       - Discontinued operations        0.07              0.01
                                                        ----              ----
                       - Net earnings                  $0.33             $0.46
                                                       =====             =====

                 Diluted - Continuing operations       $0.25             $0.43
                         - Discontinued operations      0.07              0.01
                                                        ----              ----
                         - Net earnings                $0.32             $0.44
                                                        ====              ====
          See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                           Nine Months Ended
                                                                June 30,
                                                                --------
                                                         2003             2002
                                                         ----             ----

               Net sales                             $323,828          258,829
               Costs and expenses:
                 Cost of sales                        223,433          174,721
                 Asset impairment                       4,528                -
                 Selling, general and administrative   67,757           57,826
                   expenses
                 Interest expense                         299              220
                 Other, net                             2,463            1,445
                                                        -----            -----
                   Total costs and expenses           298,480          234,212
                                                      -------          -------
               Earnings before income taxes            25,348           24,617
               Income tax expense                       9,979            9,260
                                                        -----            -----
               Net earnings from continuing
                 operations                            15,369           15,357
               Earnings from discontinued
                 operations, net of tax of $62
                 and $284, respectively                    74              346
               Gain on sale of discontinued
                 operations, net of tax of $733           894                -
                                                         ----              ---
               Net earnings from discontinued
                 operations                               968              346
               Net earnings                          $ 16,337           15,703
                                                     ========           ======
               Earnings per share:
                 Basic - Continuing operations          $1.22            $1.23
                       - Discontinued operations         0.07             0.03
                                                         ----             ----
                       - Net earnings                   $1.29            $1.26
                                                        =====            =====
                 Diluted - Continuing operations        $1.17            $1.18
                         - Discontinued operations       0.08             0.03
                                                         ----             ----
                         - Net earnings                 $1.25            $1.21
                                                        =====            =====

          See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       June 30,    September 30,
                                                        2003            2002
                                                        ----            ----
                                                    (Unaudited)
   ASSETS
   Current assets:
     Cash and cash equivalents                        $ 45,392         25,160
     Accounts receivable, less allowance for doubtful
       accounts of $1,395 and $1,018, respectively      71,966         67,347
     Costs and estimated earnings on long-term
       contracts, less progress billings of
       $5,533 and $4,541, respectively                   5,382          2,951
     Inventories                                        63,010         50,991
     Current portion of deferred tax assets             18,527         22,796
     Other current assets                                7,766          8,500
     Current assets from discontinued operations             -          3,643
                                                         -----          -----
          Total current assets                         212,043        181,388
                                                       -------        -------
   Property, plant and equipment, at cost              124,643        117,031
   Less accumulated depreciation and amortization       58,028         50,777
                                                        ------         ------
           Net property, plant and equipment            66,615         66,254
   Goodwill                                            105,213        103,283
   Deferred tax assets                                  22,467         26,950
   Other assets                                         26,936         26,219
   Other assets from discontinued operations                 -          3,858
                                                        ------          -----
                                                      $433,274        407,952
                                                      ========        =======

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Short-term borrowings and current
        maturities of long-term debt                  $     35            121
      Accounts payable                                  38,120         38,364
      Advance payments on long-term contracts, less costs
        incurred of $7,171 and $3,770, respectively      1,161          2,706
      Accrued expenses and other current liabilities    29,421         26,287
      Current liabilities from discontinued operations       -          1,309
                                                        ------          -----
           Total current liabilities                    68,737         68,787
                                                        ------         ------
   Deferred income                                       3,308              -
   Other liabilities                                    22,748         24,313
   Long-term debt                                        9,319          8,277
   Other liabilities from discontinued operations            -            647
                                                         -----            ---
            Total liabilities                          104,112        102,024
                                                       -------        -------
   Commitments and contingencies                            --             --
   Shareholders' equity:
      Preferred stock, par value $.01 per share,
         authorized 10,000,000 shares                       --             --
      Common stock, par value $.01 per share,
        authorized 50,000,000 shares, issued
        13,888,420 and 13,601,095 shares, respectively     139            136
      Additional paid-in capital                       213,602        209,019
      Retained earnings since elimination of deficit
        at September 30, 1993                          137,767        121,430
   Accumulated other comprehensive loss                 (5,769)        (9,473)
                                                        ------         ------
                                                       345,739        321,112
     Less treasury stock, at cost: 1,106,027 and
       1,067,046 common shares, respectively           (16,577)       (15,184)
          Total shareholders' equity                   329,162        305,928
                                                       -------        -------
                                                      $433,274        407,952
                                                      ========        =======

          See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Nine Months Ended
                                                                   June 30,
                                                                   --------

                                                              2003        2002
                                                              ----        ----
    Cash flows from operating activities:
      Net earnings                                         $16,337      15,703
      Adjustments  to reconcile net earnings to net cash
        provided by operating activities:
          Net earnings from discontinued operations            (74)       (346)
           Gain on disposal of discontinued operations        (894)          -
           Depreciation and amortization                    10,211       9,213
           Changes in operating working capital            (10,133)    (11,631)
           Effect of deferred taxes                          4,483       2,578
          Proceeds from settlement of patent litigation      7,300           -
          Gain from settlement of patent litigation         (2,056)          -
           Other                                             3,013       1,870
                                                             -----       -----
             Net cash provided by operating activities -
             continuing operations                          28,187      17,387
            Net cash provided by discontinued operations       485         374
                                                               ---         ---
            Net cash provided by operating activities       28,672      17,761
    Cash flows from investing activities:
      Capital expenditures                                  (9,568)     (8,863)
      Acquisition of businesses                             (5,364)     (9,546)
      Proceeds from divestiture of business                  6,000           -
      Capital expenditures of discontinued operations         (147)       (354)
                                                              ----        ----
      Net cash used by investing activities                 (9,079)    (18,763)
                                                            ------     -------
    Cash flows from financing activities:
      Net decrease in short-term borrowings                    (86)        (12)
      Proceeds from long-term debt                               -         144
      Principal payments on long-term debt                    (626)       (483)
      Purchases of common stock into treasury               (1,438)       (456)
      Other (including exercise of stock options)            2,789         478
                                                             -----         ---
       Net cash provided (used) by financing activities        639        (329)
                                                               ---        ----
    Net increase (decrease) in cash and cash equivalents    20,232      (1,331)
    Cash and cash equivalents, beginning of period          25,160      15,125
                                                            ------      ------
    Cash and cash equivalents, end of period               $45,392      13,794
                                                           -------      ------

          See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation.

     The results for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results for the entire 2003 fiscal year.


2.    DISCONTINUED OPERATIONS - RANTEC

     In February 2003, the Board of Directors approved the plan to dispose of the Rantec Power Systems Inc. (Rantec) subsidiary under the terms outlined by Management. Rantec, a manufacturer of power supplies for commercial and military applications, is located in Los Osos, California. Rantec was previously reported in the "Other" segment. Effective April 11, 2003, the Company completed the sale of Rantec to an entity owned by a group of investors primarily comprised of the subsidiary's management. The Company received $6 million from the buyer at closing. An additional $0.7 million will be paid by the buyer in equal installments during the nine months following the sale. The Company is also entitled to contingent consideration of up to $6.4 million over the next ten years, based on the future operating results of Rantec, which will be recognized when earned. A pretax gain of $1.6 million related to the sale is reflected in the Company's fiscal 2003 third quarter results in discontinued operations. Rantec is accounted for as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and, accordingly, amounts in the financial statements and related notes for all periods shown, reflect discontinued operations presentation. The net sales from the discontinued operation were $0.3 million and $2.5 million for the third quarters ended June 30, 2003 and 2002, respectively, and $5.7 million and $8.4 million for the nine-month periods ended June 30, 2003 and 2002, respectively. The net sales of $0.3 million for the third quarter of fiscal 2003 represent the period April 1, 2003 - April 11, 2003, the date of sale. The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheet at September 30, 2002 are as follows (in thousands):

                                                          September 30, 2002
     Assets:
     Cash and cash equivalents (float)                       $  (230)
     Accounts receivable, less allowance
       for doubtful accounts                                    2,149
     Inventories                                                1,724
                                                                -----
          Current assets                                        3,643
                                                                -----
     Net property, plant & equipment                            2,268
     Other assets                                               1,590
       Total Assets of Discontinued Operations                  7,501
                                                                =====

     Liabilities:
     Accounts payable                                             687
     Accrued expenses and other current liabilities               622
                                                                  ---
           Current liabilities                                  1,309
                                                                -----
     Other liabilities                                            647
      Total Liabilities of Discontinued Operations            $ 1,956
                                                              =======

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

                               Three Months Ended            Nine Months Ended
                                    June 30,                     June 30,
                                    --------                     --------

                                  2003       2002             2003        2002
     Weighted Average Shares
      Outstanding - Basic       12,717     12,581           12,634      12,492
      Dilutive Options and
        Performance Shares         436        513              451         537
                                   ---        ---              ---         ---
      Adjusted Shares- Diluted  13,153     13,094           13,085      13,029
                                ======     ======           ======      ======



     Options to purchase 2,000 shares of common stock at a price of $36.33 and options to purchase approximately 34,500 shares of common stock at a price of $35.93 were outstanding during the nine month periods ended June 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire in various periods through 2013. Approximately 51,000 and 93,000 performance shares were excluded from the respective computation of diluted EPS based upon the application of the treasury stock method.

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

                                                  Three Months   Nine Months
                                                     Ended          Ended
                                                  June 30,       June 30,
                                                     2003           2003
                                                     ----           ----

                  Net earnings, as reported        $4,154        $16,337
                                                   ======        =======
                  Pro forma net earnings           $3,771        $14,719
                                                   ======        =======

                  Net earnings per share:
                     Basic - as reported            $0.33          $1.29
                     Basic - pro forma              $0.30          $1.17

                     Diluted - as reported          $0.32          $1.25
                     Diluted - pro forma            $0.29          $1.12
                                                    =====          =====

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: expected dividend yield of 0%; expected volatility of 33.8%; risk-free interest rate of 3.5%; and expected life based on historical exercise periods of 4.04 years. The Company did not include the comparable disclosures for the prior year periods as the Company was not able to generate the quarterly data for the prior years from its database because this information was kept previously only for the entire fiscal year and not by quarter. The Company estimates that for the three and nine-month periods ended June 30, 2002, the pro forma diluted net earnings per share impact would have been approximately $0.04 per quarter.

4.   INVENTORIES
     Inventories consist of the following (in thousands):
                                                    June 30,      September 30,
                                                      2003             2002
                                                      ----             ----

        Finished goods                           $  17,644           12,164
        Work in process, including long- term
         contracts                                  14,952           12,505
        Raw materials                               30,414           26,322
                                                    ------           ------
            Total inventories                    $  63,010           50,991
                                                 =========           ======


5.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended June 30, 2003 and 2002 was $6.4 million and $7.4 million, respectively. Comprehensive income for the nine-month periods ended June 30, 2003 and 2002 was $20.0 million and $16.4 million, respectively. For the nine months ended June 30, 2003, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of approximately $3.8 million. This positive effect was partially offset by a decrease in fair value of the Company's interest rate swaps designated as a cash flow hedge of $0.1 million, discussed below in Item 3, Quantitative and Qualitative Disclosures About Market Risk.

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

7.    ASSET IMPAIRMENTS

     In May 2003, the Company committed to plans to proceed with the closure of the Filtertek manufacturing operation in Puerto Rico (Filtration/Fluid Flow segment). The manufacturing will be moved to existing facilities in Hebron, IL and Juarez, Mexico. The closure resulted in a fiscal 2003 third quarter asset impairment charge of $4.3 million consisting of a $3.5 million write down of the Puerto Rico facility to its appraised value and a $0.8 million write down of machinery and equipment to their estimated salvage value. Severance charges of $0.2 million are included within SG&A and move costs of $0.2 million are included within Other, net, in the fiscal 2003 third quarter related to the closure.

     In May 2003, the Company committed to plans to restructure its Test operations in the U.K. and centralize the management of the European Test operations. The European consolidation resulted in a fiscal 2003 third quarter asset impairment charge of $0.2 million related to write-offs of leasehold improvements. Severance charges of $0.1 million are included within SG&A in the fiscal 2003 third quarter related to the U.K. restructuring. The consolidation will be complete in fiscal 2004.

8.   PATENT LITIGATION SETTLEMENT

     During the third quarter of fiscal 2003, the Company reached a settlement in the defense of a certain revenue generating patent used in the Company's Filtration/Fluid Flow business, which had been previously disclosed in the fiscal 2003 second quarter Form 10-Q. Under the terms of the agreement, the Company received $7.3 million in May 2003. The Company recorded a gain of $2.1 million during the third quarter of fiscal 2003, after deducting $1.4 million of professional fees related to the settlement. The unrealized gain of $3.8 million ($0.5 million classified in accrued expenses and other current liabilities and $3.3 million classified in long-term deferred income) will be recognized on a straight-line basis in Other, net, over the remaining patent life, through 2011.

9.   TERMINATION OF WHATMAN HEMASURE INC. MANUFACTURING AND SUPPLY AGREEMENT

     On January 24, 2003, the Company's Filtertek Inc. subsidiary (Filtertek) terminated its Manufacturing and Supply Agreement (MSA) with Whatman Hemasure Inc. (Whatman) based on Whatman's breach of its obligations under the MSA. The MSA related to the parties' responsibilities concerning the manufacture and supply of leukocyte filters. Under the terms of the MSA, Filtertek's termination based on Whatman's breach entitles Filtertek to recover its damages and certain specified costs, which include among other costs, payment for certain equipment used in the production of leukocyte filters. Whatman has disputed Filtertek's allegations of breach. However,

     Whatman has entered into settlement discussions with Filtertek. If the settlement discussions do not result in an acceptable resolution, Filtertek believes it will be successful in enforcing its contractual rights. Filtertek recorded a $1.5 million charge in Other, net, during the second quarter of fiscal 2003 primarily related to the fair value of the remaining equipment lease obligations for that program. Any recovery will be recorded as a gain in the period a settlement is reached or a final judgment under litigation is rendered and all contingencies are resolved.


10.    SYNTHETIC LEASE OBLIGATION

     The Company has a $31.5 million obligation under a synthetic lease facility. For GAAP purposes, prior to the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), this obligation is accounted for as an operating lease. This obligation is secured by leases of three manufacturing locations, two of which are in Oxnard, CA (Filtration/Fluid Flow segment) and the other in Cedar Park, TX, (Test segment) as well as a $10.6 million letter of credit issued under the Company's $65 million credit facility. The Company plans to repay this obligation prior to September 30, 2003. See further discussion in Note 12 to the consolidated financial statements "Subsequent Events".

     FIN 46 provides guidance for identifying variable interest entities and determining whether such entities should be consolidated. The Company will be consolidating the synthetic lease obligation and recording additional assets and liabilities on its consolidated balance sheet beginning on July 1, 2003, the beginning of the Company's fourth fiscal quarter. Upon consolidation, the Company will record property, plant & equipment of $29.2 million, long-term debt of $31.5 million and a non-cash after-tax charge -- reported as a cumulative effect of a change in accounting principle -- of approximately $1.4 million during the fourth quarter of fiscal 2003.

     11.  BUSINESS  SEGMENT  INFORMATION

     The Company is organized based on the products and services that it offers.
     Under  this  organizational   structure,  the  Company  operates  in  three
     segments: Filtration/Fluid Flow, Communications and Test.

     Management evaluates and measures the performance of its operating segments based on "Net Sales" and "EBIT", which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes. Corporate costs are allocated to the operating segments based on 2.5% of net sales. "Other" consists of a residual amount after corporate operating charges are allocated to the operating units. The table below is presented for continuing operations and excludes discontinued operations (Rantec).

            ($ in millions)         Three Months ended        Nine Months ended
                                          June 30,                 June 30,
                                          --------                 --------

        NET SALES                   2003           2002       2003         2002
        ---------                   ----           ----       ----         ----
        Filtration/Fluid Flow     $ 53.1         $ 50.4     $153.3       $142.8
        Communications              28.5           25.0      105.9         64.7
        Test                        20.7           16.8       64.6         51.3
                                    ----           ----       ----         ----
        Consolidated totals       $102.3         $ 92.2     $323.8       $258.8
                                  ======         ======     ======       ======

        EBIT
        ----
        Filtration/Fluid Flow      $(0.5)(1)       $4.3       $1.2(2)      $9.7
        Communications               4.8            5.1       23.0         14.3
        Test                         0.7(3)         0.9        3.2(3)       3.2
        Other                        0.7           (1.1)      (1.8)(4)     (2.4)
                                     ---           ----       ----         ----
        Consolidated EBIT            5.7            9.2       25.6         24.8
                                     ===            ===       ====         ====
        Interest expense             0.4            0.1        0.3          0.2

        Earnings before income
        taxes                       $5.3           $9.1      $25.3        $24.6
                                    ====           ====      =====        =====


(1) Includes $4.7 million of impairment charges and exit costs related to the Filtertek Puerto Rico facility, and a $2.1 million gain related to the settlement of patent litigation which is discussed in Notes 7 and 8 to the consolidated financial statements. See further discussion in Item 2 below, under "Results of Operations - EBIT - Filtration/Fluid Flow".

(2) Includes $4.7 million of impairment charges and exit costs related to the Filtertek Puerto Rico facility, and a $2.1 million gain related to the settlement of patent litigation which is discussed in Notes 7 and 8 to the consolidated financial statements. Also, includes a $1.5 million charge resulting from an equipment lease termination related to the Whatman MSA dispute which was recorded in the second fiscal quarter of 2003, which is discussed in Note 9 to the consolidated financial statements. See further discussion in Item 2 below, under "Results of Operations - EBIT-Filtration/Fluid Flow".

(3)  Includes   $0.3   million   of   charges   related   to   the   U.K.   Test
     move/restructuring. See further discussion in Item 2 below, under "Results of Operations - EBIT - Test".

(4) Includes $1.4 million of costs related to the MTA, which were incurred in the first six months of fiscal 2003.


12.  SUBSEQUENT EVENTS

In July 2003, the Company announced its decision to sell the Microfiltration and Separations businesses in the Filtration/Fluid Flow segment, and therefore, these businesses will be recorded as discontinued operations beginning in the fourth quarter of fiscal 2003. The Microfiltration and Separations businesses represent approximately 20% of the Filtration/Fluid Flow segment net sales. These businesses consist of PTI Advanced Filtration Inc., located in Oxnard, CA, PTI Technologies Limited, located in Sheffield, England, and PTI S.p.A., located in Milan, Italy. These actions will result in an estimated non-cash pretax charge of $65 million to $75 million in the fourth quarter of fiscal 2003, primarily related to goodwill and other intangible assets.

In addition, the Company announced its plans to close out the synthetic lease obligation by purchasing the three properties at their original cost of $31.5 million, and repay and cancel the related interest rate swap associated with this obligation, which would result in a pretax charge of approximately $3.0 million in the fourth quarter of fiscal 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following discussion refers to the Company's results from continuing operations, except where noted. At June 30, 2003, Rantec Power Systems Inc. (Rantec) is accounted for as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, amounts in the financial statements and related notes for all periods shown reflect this discontinued operation.

NET SALES
Net sales increased $10.2 million (11.1%) to $102.3 million for the third quarter of fiscal 2003 from $92.2 million for the third quarter of fiscal 2002. Net sales increased $65.0 million (25.1%) to $323.8 million for the first nine months of fiscal 2003 from $258.8 million for the prior year period. Filtration/Fluid Flow, Communications and Test segments each had increased sales in the third quarter of 2003 and the first nine months of fiscal 2003 as compared to the prior year periods. During the nine month period ended June 30, 2003, the largest increase in net sales was in the Communications segment, resulting from significantly higher shipments of Automatic Meter Reading (AMR) equipment, primarily to PPL Electric Utilities Corporation (PPL).

-Filtration/Fluid
Flow Net sales increased $2.8 million (5.5%) to $53.1 million for the third quarter of fiscal 2003 from $50.4 million for the third quarter of fiscal 2002. Net sales increased $10.5 million (7.4%) to $153.3 million for the first nine months of fiscal 2003 from $142.8 million for the first nine months of fiscal 2002. Sales increases during the three and nine month period ended June 30, 2003 as compared to the prior year periods are mainly due to higher product shipments from the VACCO and Filtertek subsidiaries.

-Communications
For the third quarter of fiscal 2003, net sales of $28.5 million were $3.5 million (14.1%) higher than the $25.0 million of net sales recorded in the third quarter of fiscal 2002. Net sales of $105.9 million in the first nine months of fiscal 2003 were $41.2 million (63.7%) higher than the $64.7 million recorded in the first nine months of fiscal 2002. Sales increases are the result of significantly higher shipments of AMR products, primarily to PPL. Sales to PPL were $12.5 million and $10.9 million in the third quarter of fiscal 2003 and 2002, respectively, and $50.3 million and $15.4 million during the first nine months of fiscal 2003 and 2002, respectively. In addition, sales to electric utility cooperatives (Co-ops) remain strong in fiscal 2003. During the third quarter of fiscal 2003, the Company experienced a delay in completing a modification of the automatic meter reading module to interface with a new electronic meter. The modification was completed early in the fourth quarter of fiscal 2003 and is now being delivered to several customers. This issue impacted the timing of sales and earnings between the third and fourth quarters of fiscal 2003.

Sales of Comtrak's SecurVision products were $1.4 million for the third quarter of fiscal 2003 as compared to $0.4 million for the prior year third quarter and $7.2 million for the first nine months of fiscal 2003 as compared to $2.1 million for the prior year nine month period.

-Test
Net sales increased $3.9 million (23.2%) to $20.7 million for the third quarter of fiscal 2003 from $16.8 million for the third quarter of fiscal 2002. Net sales increased $13.3 million (26.0%) to $64.6 million for the first nine months of fiscal 2003 from $51.3 million for the first nine months of fiscal 2002. The net sales increases are the result of higher sales of large EMC test chambers, an increase in sales from the Company's Asian operations, and the addition of the acoustics business at the end of the first quarter of fiscal 2003, which contributed $4.1 million to sales for the first nine months of fiscal 2003.


During the third quarter of fiscal 2003, the Company experienced some customer driven delays primarily as a result of the late completion of the parent buildings which house the test chambers. The deliveries and installations that were anticipated in the third quarter of fiscal 2003 are now expected to occur over the next two fiscal quarters.


ORDERS AND BACKLOG
Backlog was $269.7 million at June 30, 2003 compared with $293.2 million at September 30, 2002. The Company received orders from continuing operations totaling $308.2 million in the first nine months of fiscal 2003. New orders of $166.3 million were received in the first nine months of fiscal 2003 related to Filtration/Fluid Flow products, $71.6 million related to Communications products, and $70.4 million related to Test products.

GROSS PROFIT
The Company computes gross profit as net sales less cost of sales less asset impairment charges. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. The gross profit margin was 26.2% and 32.8% in the third quarter of fiscal 2003 and 2002, respectively. The gross profit margin was 29.6% and 32.5% for the nine months of fiscal 2003 and 2002, respectively. The gross profit margin was negatively impacted by $4.5 million of asset impairment charges, which represented 4.4% and 1.4% of gross profit margin for the three and nine month periods ended June 30, 2003, respectively. In addition, the gross profit margin was negatively impacted by overall changes in sales mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 2003 were $22.4 million (21.9% of net sales), compared with $20.4 million (22.2% of net sales) for the prior year period. For the first nine months of fiscal 2003, SG&A expenses were $67.8 million (20.9% of net sales), compared with $57.8 million (22.3% of net sales) for the prior year period. The increase in SG&A spending in the first nine months of fiscal 2003 is mainly due to the costs associated with research and development, engineering, and marketing within the Communications and Filtration/Fluid Flow segments. The Company's Microfiltration and Separations businesses currently are significantly dilutive to earnings. The MTA added $1.4 million of SG&A expenses in the first nine months of fiscal 2003. In addition, the fiscal 2003 acquisition of the acoustics business and the fiscal 2002 acquisition of technology from North Carolina Separations Research Technology (NC SRT), added $2.0 million of SG&A expenses in the first nine months of fiscal 2003. SG&A also includes $0.3 million of severance charges related to the closure of the Filtertek Puerto Rico facility ($0.2 million) and the U.K. Test restructuring ($0.1 million). See further discussion in Note 7 to the consolidated financial statements.

OTHER COSTS AND EXPENSES (INCOME), NET
Other costs and expenses (income), net, were ($1.3) million for the quarter ended June 30, 2003 compared to $0.6 million for the prior year quarter. Other costs and expenses (income), net, were $2.5 million for the first nine months of fiscal 2003 compared to $1.4 million for the prior year period. The principal component of other costs and expenses (income), net, for the three months ended June 30, 2003 was a $2.1 million gain resulting from the settlement of patent litigation (Filtration/Fluid Flow segment). Principal components of other costs and expenses (income), net, for the first nine months of fiscal 2003 included the following: a $2.1 million gain resulting from the settlement of patent litigation (Filtration/Fluid Flow segment); a $1.5 million charge resulting from an equipment lease termination related to the previously disclosed Whatman MSA dispute (Filtration/Fluid Flow segment); and $1.4 million of amortization of identifiable intangible assets, primarily patents and licenses.

Principal components of Other costs and expenses (income), net, for the first nine months of fiscal 2002 include $1.1 million of amortization of identifiable intangible assets, primarily patents and licenses, and a $0.4 million gain from insurance proceeds related to a former subsidiary.

EBIT
The Company evaluates the performance of its operating segments based on EBIT, which the Company defines as Earnings Before Interest and Taxes. EBIT was $5.7 million (5.6% of net sales) for the third quarter of fiscal 2003 and $9.2 million (10.0% of net sales) for the third quarter of fiscal 2002. For the first nine months of fiscal 2003, EBIT was $25.6 million (7.9% of net sales) and $24.8 million (9.6% of net sales) for the first nine months of fiscal 2002. EBIT for the first nine months of fiscal 2003 was negatively impacted by the following: the investments made in Microfiltration and Separations, $4.7 million of impairment charges and exit costs related to the Filtertek Puerto Rico facility (Filtration/Fluid Flow segment); a $1.5 million charge resulting from an equipment lease termination related to the Whatman MSA dispute (Filtration/Fluid Flow segment); $1.4 million in MTA costs; $0.4 million of exit costs related to the Brooklyn Park, MN facility (Filtration/Fluid Flow segment); and $0.3 million of restructuring costs related to the U.K. Test facility (Test segment).

This Form 10-Q contains the financial measure "EBIT", which is not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). EBIT provides investors and Management with an alternative method for assessing the Company's operating results. The Company defines "EBIT" as earnings from continuing operations before interest and taxes. Management evaluates the performance of its operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of the Company's business segments by excluding interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations within the Company and incentive compensation.



     EBIT
     ----
                                  Three Months ended          Nine Months ended
($ in thousands)                       June 30,                   June 30,
                                       --------                   --------
                                  2003          2002          2003         2002
EBIT                            $5,703        $9,201       $25,647      $24,837
Interest expense (income)          377           113           299          220
Less: Income taxes               2,056         3,404         9,979        9,260
                                 =====         =====         =====        =====
Net earnings from continuing
operations                      $3,270        $5,684       $15,369      $15,357
                                ======        ======       =======      =======


-Filtration/Fluid Flow
EBIT was ($0.5) million and $4.3 million in the third quarter of fiscal 2003 and 2002, respectively, and $1.2 million and $9.7 million in the first nine months of fiscal 2003 and 2002, respectively. During the third quarter of fiscal 2003, the Company recorded $4.7 million of impairment charges and exit costs related to the Filtertek Puerto Rico facility and a $2.1 million gain related to the settlement of patent litigation, see further discussion in the paragraphs below. In addition, in the third quarter and the first nine months of fiscal 2003, EBIT declined as compared to the prior year periods due to costs related to the Microfiltration and Separations businesses and costs related to establishing a new German sales and support operation. During the second quarter of fiscal 2003, the Company incurred a $1.5 million charge resulting from an equipment lease termination related to the Whatman MSA dispute. During the first quarter of fiscal 2003, the Company incurred approximately $0.4 million of costs to exit the Brooklyn Park, MN facility in conjunction with its plan to consolidate the operations into its Oxnard, CA facility.

In July 2003, the Company announced its decision to sell the Microfiltration and Separations businesses which will result in an estimated non-cash pretax charge of $65 million to $75 million in the fourth quarter of fiscal 2003, primarily related to goodwill and other intangible assets. The Microfiltration and Separations businesses contributed EBIT losses of ($1.6) million and ($6.5) million for the three and nine-month periods ended June 30, 2003, respectively.

In May 2003, the Company committed to plans to proceed with the closure of the Filtertek manufacturing operation in Puerto Rico. The manufacturing will be moved to existing facilities in Hebron, IL and Juarez, Mexico. The closure resulted in a fiscal 2003 third quarter asset impairment charge of $4.3 million consisting of a $3.5 million write down of the Puerto Rico facility to its appraised value and a $0.8 million write down of machinery and equipment to their estimated salvage value. The Company also recorded severance and move costs totaling $0.4 million in the fiscal 2003 third quarter. Total severance and move costs are expected to be between $1.5 million and $2.0 million and will be incurred over the next six months. When the closure and relocation are completed in fiscal 2004, Management expects this action to result in at least $2.0 million of annual cost savings.

During the third quarter of fiscal 2003, the Company reached a settlement in the defense of a certain revenue generating patent used in the Filtration/Fluid Flow business, which had been previously disclosed in the fiscal 2003 second quarter Form 10-Q. Under the terms of the agreement, the Company received $7.3 million in May 2003. The Company recorded a gain of $2.1 million during the third quarter of fiscal 2003, after deducting $1.4 million of professional fees related to the settlement. The unrealized gain of $3.8 million will be recognized on a straight line basis in Other, net over the remaining patent life, through 2011.

-Communications
Third quarter EBIT of $4.8 million in fiscal 2003 was $0.3 million lower than the $5.1 million of EBIT in the third quarter of fiscal 2002. The decrease in EBIT in the third quarter of fiscal 2003 as compared to the prior year period is due to higher volumes of lower margin commercial and industrial (C&I) meter modules. For the first nine months of fiscal 2003, EBIT increased by $8.7 million to $23.0 million from $14.3 million in fiscal 2002. The increase in EBIT for the first nine months of fiscal 2003 is the result of significantly higher shipments of AMR equipment, primarily to PPL. The Company continues to increase its engineering and new product development expenditures in the Communications segment in order to continue its growth in the AMR markets, and to further differentiate its technology from the competition.

-Test
EBIT in the third quarter of fiscal 2003 was $0.7 million as compared to $0.9 million in the prior year period. EBIT was $3.2 million in both the first nine months of fiscal 2003 and fiscal 2002, respectively. Current year EBIT was negatively impacted by the U.K. Test restructuring, as discussed more fully in the paragraph below, and investments to expand the Company's presence in China and Japan.

In May 2003, the Company committed to plans to restructure its Test operations in the U.K. and centralize the management of the European Test operations. The European consolidation resulted in a fiscal 2003 third quarter pretax charge of $0.3 million. The costs primarily relate to severance, write-offs of leasehold improvements, and moving costs. The Company expects to incur an additional $0.3 million of costs prior to the completion of the consolidation. The consolidation will be complete in fiscal 2004.

-Other
"Other" consists of a residual amount after corporate operating charges are allocated to the operating units. EBIT was $0.7 million and ($1.8) million for the three and nine-month periods ended June 30, 2003, respectively, compared to ($1.1) million and ($2.4) million for the respective prior year periods. EBIT for the first nine months of fiscal 2003 included $1.4 million of MTA costs.

INTEREST EXPENSE (INCOME), NET
Interest expense, net, was $0.4 million and $0.1 million for the quarter ended June 30, 2003 and 2002, respectively. Interest expense, net, was $0.3 million and $0.2 million for the first nine months of fiscal 2003 and 2002, respectively.

INCOME TAX EXPENSE
The third quarter fiscal 2003 effective income tax rate was 38.6% compared to 37.5% in the third quarter of fiscal 2002. The effective income tax rate in the first nine months of fiscal 2003 was 39.4% compared to 37.6% in the prior year period. The increase in the effective income tax rate in fiscal 2003 is primarily due to an increase in certain tax accruals related to the tax sharing agreement resulting from the spin-off of the Company in 1990. The Company estimates the annual effective tax rate for fiscal 2003 to be approximately 39.7%, excluding the effect of discontinued operations and the Company's other initiatives as discussed in Note 12 to the consolidated financial statements "Subsequent Events".

FINANCIAL CONDITION
Working capital increased to $143.3 million at June 30, 2003 from $112.6 million at September 30, 2002. During the first nine months of fiscal 2003, accounts receivable increased by $4.6 million due to the increase in sales, mainly within the Company's Communications segment. Inventories increased by $12.0 million in the first nine months of fiscal 2003 to support near term demand, mainly within the Communications segment and facility relocations related to the Filtertek Puerto Rico move (Filtration/Fluid Flow segment). The acoustics business contributed $1.3 million and $1.2 million to the increase in accounts receivable and inventories, respectively, at June 30, 2003. In addition, accounts payable and accrued expenses increased by $2.9 million in the first nine months of fiscal 2003 primarily due to the purchases of inventories and the timing of payments.

Net cash provided by operating activities from continuing operations was $28.2 million in the first nine months of fiscal 2003, which includes $7.3 million received from the patent litigation settlement, compared to $17.4 million in the same period of fiscal 2002.

Capital expenditures from continuing operations were $9.6 million and $8.9 million in the nine-month period ended June 30, 2003 and 2002, respectively. Major expenditures in the current period included manufacturing equipment used in the Filtration / Fluid Flow businesses. The Company has capital commitments of approximately $1.6 million in the fourth quarter of fiscal 2003 related to a new headquarters facility in the Communications segment.

At March 31, 2003, accounts receivable included $1.3 million of reimbursable costs incurred to replace certain filtration elements resulting from a supplier's nonconforming material. A formal settlement was reached in March 2003. The Company received $1.0 million in May 2003 and a note receivable for $0.3 million.

At June 30, 2003, other current assets include a mortgage note receivable of $1.8 million from the prior sale of the Riverhead, NY property, related to a former defense subsidiary. The property was sold in December 1999 for $2.6 million, with $0.5 million received as a down payment and the remaining $2.1 million financed under the mortgage note. Through June 30, 2003, the buyer has paid additional principal and interest payments totaling $0.8 million. However, currently, the buyer is in default of the provisions of the note receivable and the Company has begun foreclosure proceedings on the property. A recent independent appraisal indicates the value of the property is greater than $5 million. The Company does not anticipate a loss related to this matter.

Effective April 5, 2002, the Company amended its existing $75 million revolving credit facility, changing the previously scheduled reductions and extending the $25 million increase option through April 11, 2004. The amendment calls for $5 million reductions to the credit facility annually beginning in April 2002 with the balance due upon maturity and expiration on April 11, 2005. As of June 30, 2003, the Company had not exercised the $25 million increase option and the revolving line of credit was $65 million. At June 30, 2003, the Company had approximately $42.3 million available to borrow under the credit facility in addition to $45.4 million cash on hand. Against the $65 million available under the revolving credit facility at June 30, 2003, the Company had $8.7 million of outstanding long-term foreign borrowings and $14.0 million of outstanding letters of credit. Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future. The Company plans to negotiate amendments to the credit facility in the fourth quarter of fiscal 2003 to reflect the recently announced divestiture, charges and synthetic lease repayment.

In December 2002, the Company paid $4 million to acquire the assets and certain liabilities of Austin Acoustics Systems, Inc. In March 2003, the Company paid $1 million related to the technology acquired from NC SRT under the terms of the acquisition agreement.

SYNTHETIC LEASE OBLIGATION

The Company has a $31.5 million obligation under a synthetic lease facility. For GAAP purposes, prior to the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), this obligation is accounted for as an operating lease. This obligation is secured by leases of three manufacturing locations, two of which are in Oxnard, CA (Filtration/Fluid Flow segment) and the other in Cedar Park, TX, (Test segment) as well as a $10.6 million letter of credit issued under the Company's $65 million credit facility. The Company plans to repay this obligation prior to September 30, 2003. See further discussion in Note 12 to the consolidated financial statements "Subsequent Events".

FIN 46 provides guidance for identifying variable interest entities and determining whether such entities should be consolidated. The Company will be consolidating the synthetic lease obligation and recording additional assets and liabilities on its consolidated balance sheet beginning on July 1, 2003, the beginning of the Company's fourth fiscal quarter. Upon consolidation of the synthetic lease obligation, the Company will record property, plant & equipment of $29.2 million, long-term debt of $31.5 million and a non-cash after-tax charge -- reported as a cumulative effect of a change in accounting principle -- of approximately $1.4 million during the fiscal 2003 fourth quarter.

MANAGEMENT TRANSITION AGREEMENT
On August 5, 2002, the Company entered into the MTA with Dennis J. Moore, the Company's former Chairman, under which Mr. Moore receives certain compensation in conjunction with his retirement in April 2003 and for his consulting services after retirement. Of the $2.5 million total cost related to the MTA, $1.4 million was expensed in SG&A during the first nine months of fiscal 2003, and $0.7 million was recorded in the fourth quarter of fiscal 2002, for a total of $2.1 million expensed to date. The remaining cost of the MTA is the $0.3 million consulting agreement that is being expensed over the twelve-month period from April 2003 through March 2004, consistent with the period of service.

SUBSEQUENT EVENTS
In July 2003, the Company announced its decision to sell the Microfiltration and Separations businesses in the Filtration/Fluid Flow segment, and therefore, these businesses will be recorded as discontinued operations beginning in the fourth quarter of fiscal 2003. The Microfiltration and Separations businesses represent approximately 20% of the Filtration/Fluid Flow segment net sales. These businesses consist of PTI Advanced Filtration Inc., located in Oxnard, CA, PTI Technologies Limited, located in Sheffield, England, and PTI S.p.A., located in Milan, Italy. These actions will result in an estimated non-cash pretax charge of $65 million to $75 million in the fourth quarter of fiscal 2003, primarily related to goodwill and other intangible assets.

In addition, the Company announced its plans to close out the synthetic lease obligation by purchasing the three properties at their original cost of $31.5 million and repay and cancel the related interest rate swap associated with this obligation, which would result in a pretax charge of approximately $3.0 million in the fourth quarter of fiscal 2003.

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

Goodwill and Other Long-Lived Assets
The Company adopted the provisions of SFAS No. 142 effective October 1, 2001. Management annually reviews goodwill and other long-lived assets with indefinite useful lives for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment for long-lived assets with definite lives is based on Management's judgment as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

Pension Plans and Other Postretirement Benefit Plans
The measurement of liabilities related to pension plans and other post-retirement benefit plans is based on Management's assumptions related to future events including interest rates, return on pension plan assets, rate of compensation increases, and health care cost trend rates. Actual pension plan asset performance will either decrease or increase unamortized pension losses that will affect net earnings in future years.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted the provisions of SFAS No. 146.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company has adopted the provisions of SFAS No. 148. See Note 3 "Earnings Per Share" for the disclosure related to the three and nine-month periods ended June 30, 2003.

In December 2002, the Emerging Issues Task Force issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables." This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. This issue is applicable for revenue arrangements beginning in the fourth quarter of fiscal 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on the Company's results of operations.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This Interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Upon consolidation of the synthetic lease obligation, the Company will record property, plant and equipment of $29.2 million, long-term debt of $31.5 million, and an after-tax charge reported as a cumulative effect of a change in accounting principle of approximately $1.4 million during the fourth quarter of fiscal 2003.

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include those relating to the estimates made in connection with the Company's accounting policies, annual effective tax rate, continued strength of Co-op sales, recovery in connection with foreclosure proceedings, success in ongoing litigation, the Company's ability to negotiate a successful settlement and/or enforce the terms of the MSA, results of future closures, consolidations, relocations, divestitures and real estate sales, the associated costs and resulting savings to be achieved, results to be achieved from future Filtration initiatives, future fiscal 2003 gains/charges, and capital requirements and operational needs for the foreseeable future. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: the timing and terms of the divestiture; further weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; the Company's successful exploitation of acquired intellectual property rights; the success of future Filtration initiatives adopted by Management; the performance of discontinued operations prior to completing the divestiture; successful execution of planned facility closures, sales consolidations and relocations with regard to the Company's Puerto Rico facility and U.K. facility; the impact of FASB Interpretation No. 46; consolidation of internal operations; integration of recently acquired businesses; delivery delays or defaults by customers; termination for convenience of customer contracts; the Company's enforcement of its contractual rights under MSA; timing and magnitude of future contract awards; performance issues with key suppliers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; litigation uncertainty; and the Company's successful execution of internal operating plans.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the Company's risks since September 30, 2002. For the nine months ended June 30, 2003, accumulated other comprehensive loss included an after tax decrease in fair value of approximately $0.1 million related to the Company's interest rate swaps. See further discussion in Item 2 above, under "Results of Operations - Subsequent Events" regarding the Company's plans to repay and cancel the interest rate swaps related to the synthetic lease obligation.

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect those controls and procedures.



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

             4(d)    Amended and Restated Credit   Incorporated by reference to
                     Agreement dated as of         Form10-Q for the fiscal
                     February 28, 2001 among the   quarter ended March 31, 2001
                     Registrant, Bank of America,  at Exhibit 4(d)
                     N.A., as agent, and the
                     lenders listed therein

             4(e)    Amendment No. 1 dated as of   Incorporated by reference to
                     April 5, 2002 to Credit       Form 10-Q for the fiscal
                     Agreement listed as Exhibit   quarter ended June 30, 2002,
                     4(d) above.                   at Exhibit 4(e)

            31.1    Section 302 Certification of
                    Chief Executive Officer
                    relating to Form 10-Q for
                    period ended June 30, 2003

            31.2    Section 302 Certification of
                    Chief Financial Officer
                    relating to Form 10-Q for
                    period ended June 30, 2003

            32      Section 906 Certification of
                    Chief Executive Officer and
                    Chief Financial Officer
                    relating to Form 10-Q for
                    period ended June 30, 2003


b)   Reports on Form 8-K.

     During the quarter ended June 30, 2003, the Company filed the following Current Report on Form 8-K:

     The Company filed a Current Report on Form 8-K, dated May 13, 2003, which reported in "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" and "Item 9. Regulation FD Disclosure (Information Provided Under Item 12. Results of Operations and Financial Condition)" that the Company had issued a press release announcing its fiscal second quarter 2003 financial and operating results, which would be included on its website, and that a related conference call would be held.




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

Dated:   August 13, 2003

                                                                  Exhibit 31.1
                                 CERTIFICATIONS

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit and finance committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


     Date:  August 13, 2003


                                                      (s) V.L. Richey, Jr.
                                                       V.L. Richey, Jr.
                                                       Chief Executive Officer

                                                                   Exhibit 31.2
                                 CERTIFICATIONS

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit and finance committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



     Date:  August 13, 2003


                                                 (s) G.E. Muenster
                                                 G.E. Muenster
                                                 Chief Financial Officer

                                                                     EXHIBIT 32


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the quarterly report of ESCO Technologies Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, V. L. Richey, Jr., Chief Executive Officer of the Company, and G. E. Muenster, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




         Dated: August 13, 2003                       /s/ V.L. Richey, Jr.
                                                      V.L. Richey, Jr.
                                                      Chief Executive Officer
                                                      ESCO Technologies Inc.


                                                      /s/ G.E. Muenster
                                                      G.E. Muenster
                                                      Chief Financial Officer
                                                      ESCO Technologies Inc.