Form 10-K
period 2003-09-30
ESCO TECHNOLOGIES INC
filed 2003-12-24
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period ____ to ____

Commission file number: 1-10596

ESCO Technologies Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1554045
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8888 Ladue Road, Ste. 200
St. Louis, Missouri	63124-2056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(314) 213-7200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each
Exchange on
Title of Each Class	Which Registered

Common Stock, par value $0.01 per share	New York Stock
Exchange, Inc.

Preferred Stock Purchase Rights	New York Stock
Exchange, Inc.

(Cover page 1 of 2 pages)

I

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   X   No

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of business on March 31, 2003: $400,130,185.*

* For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

Number of shares of Common Stock outstanding at December 19, 2003: 12,847,444

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the registrant’s Annual Report to Stockholders for fiscal year ended September 30, 2003 (the “2003 Annual Report”) (Parts I and II).

2.	Portions of the registrant’s Proxy Statement dated December 29, 2003 (the “2004 Proxy Statement”) (Part III).

(Cover page 2 of 2 pages)

II

ESCO TECHNOLOGIES INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

III

IV

PART I

Item 1. Business

THE COMPANY

     ESCO Technologies Inc. (“ESCO”) is a producer of engineered products and systems for industrial and commercial applications sold to customers world-wide. ESCO operates in three industry segments which, together with the operating subsidiaries within each segment, are as follows:

Filtration/Fluid Flow:
Filtertek Inc.
Filtertek BV
Filtertek de Puerto Rico, Inc.
Filtertek do Brazil Industria E Commerico Limitada
Filtertek SA
PTI Technologies Inc. (“PTI”)
VACCO Industries (“VACCO”)
ESCO Electronica De Mexico, S.A. de C.V.

Communications:
Distribution Control Systems, Inc. (“DCSI”)
Distribution Control Systems Caribe, Inc.
Comtrak Technologies, L.L.C. (“Comtrak”)

Test:
ETS-Lindgren L.P. (“ETS”)
Lindgren RF Enclosures, Inc. (“Lindgren”)
Euroshield OY
Ray Proof Limited
Beijing Lindgren ElectronMagnetic Technology Co., Ltd. (“Beijing Lindgren”)
ETS-Lindgren Japan, Inc.

     The above operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below, and are subsidiaries of ESCO Technologies Holding Inc., a wholly-owned direct subsidiary of ESCO. ESCO and its direct and indirect subsidiaries are hereinafter referred to collectively as the “Company”. The Company’s businesses are subject to a number of risks and uncertainties, including without limitation those discussed below. See “Management’s Discussion and Analysis” appearing in the 2003 Annual Report, which is herein incorporated by reference, and “Forward-Looking Information” below.

DISCONTINUED OPERATIONS

     Effective April 11, 2003, the Company completed the divestiture of Rantec Power Systems Inc. (“Rantec”) which had previously been reported as a portion of a separate industry segment entitled “Other”. This business was sold to an entity owned by investors primarily composed of the subsidiary’s management. Rantec, located in Los Osos, California, is a manufacturer of high voltage and low voltage power supplies for commercial and military applications. In fiscal 2003, Rantec accounted for approximately $6 million in net sales. The Company received consideration in the amount of $6 million plus future consideration based on future operating results of Rantec.

     In July 2003, the Company announced its decision to divest its microfiltration and separations businesses (“MicroSep Business”) in the Filtration/Fluid Flow segment. This business consists of PTI Advanced Filtration Inc. (Oxnard, California), PTI Technologies Limited (Sheffield, England) and PTI S.p.A. (Milan, Italy). The MicroSep Business produces membrane-based microfiltration and separation products and systems for use in process scale filtration and separation applications. The key customer segments include the microelectronics, chemicals, nutraceuticals, food and beverage, electrocoat, pharmaceutical, healthcare and petrochemical markets. In fiscal 2003 the MicroSep Business accounted for approximately $44 million in net sales. As of the date of this Form 10-K, no agreement has been reached with a prospective purchaser for the MicroSep Business; however, the Company expects the divestiture to be completed by March 31, 2004.

     Rantec and the MicroSep Business are accounted for as discontinued operations in the Consolidated Financial Statements in the 2003 Annual Report in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The following discussion refers to the Company’s continuing operations, except where noted. Accordingly, dollar amounts and percentages presented below in this Item 1 for all periods reflect continuing operations by excluding Rantec and the MicroSep Business. See Notes 2 and 14 of the 2003 Annual Report, which Notes are herein incorporated by reference.

PRODUCTS

     The Company’s products are described below. See Note 14 of the Notes to Consolidated Financial Statements in the 2003 Annual Report for financial information regarding segments, which Note is herein incorporated by reference.

FILTRATION/FLUID FLOW

     The Company’s Filtration/Fluid Flow segment accounted for approximately 41%, 48% and 52% of the Company’s total revenue in fiscal years 2003, 2002 and 2001, respectively.

     All of the Filtertek entities listed above under “THE COMPANY” are hereinafter collectively referred to as “Filtertek”. Filtertek develops and manufactures a broad range of high-volume filtration products at its facilities in North America, South America and Europe. Filtertek’s products, which are centered around its insert injection-molding technology wherein a filter medium is inserted into the tooling prior to injection-molding of the filter housing, have widespread applications in the medical and healthcare markets, automotive fluid system market, consumer appliance and other commercial and industrial markets. Typical Filtertek customers may require daily production of many thousands of units, at very high levels of quality, that are generally produced in highly-automated manufacturing cells. Many of Filtertek’s products are produced utilizing patented designs or proprietary product or process design, or both. Filtertek’s products are typically supplied to original equipment manufacturers under long-term contracts. In fiscal 2003, Filtertek introduced a number of new products including new variable transmission sump filters, new variable cam timing system filters, a new high flow Infusion filter for healthcare and a patented new needleless drug delivery system for pharmaceutical applications. The Company also completed all the initial design and development work for a next generation family of needleless access devices.

     PTI is a leading supplier of filtration products serving the commercial aerospace, military aerospace and various industrial markets. The industrial markets include: chemical processing, power generation and mobile equipment. PTI is working on the development of a new Intellisensor® technology to provide aviation and industrial customers with a prognostic health monitoring tool for their filtered lubricants and fluids.

     VACCO supplies flow control products to the aerospace industry for use in aircraft, satellite propulsion systems, satellite launch vehicles and the space shuttle. VACCO also uses its etched disc technology to produce quiet valves and manifolds for U.S. Navy and severe service industrial applications.

COMMUNICATIONS

     The Company’s Communications segment accounted for approximately 36%, 30% and 20% of the Company’s total revenue in fiscal years 2003, 2002 and 2001, respectively.

     DCSI is a leading manufacturer of two-way power line communication systems for the utility industry. These systems provide electric utilities with a patented communication technology for automatic meter reading, demand-side management and distribution automation (the “TWACS® systems”). Revenue from the TWACS systems accounted for approximately 34%, 29%, and 18% of the Company’s consolidated revenue in fiscal years 2003, 2002 and 2001, respectively. During fiscal 2002, DCSI was awarded a $112 million multi-

year contract by PPL Electric Utilities Corporation for a TWACS automatic meter reading system. Revenue of $63.9 million was generated from this contract in fiscal 2003. Revenue from this contract of approximately $19.4 million is expected to be realized in fiscal 2004. In addition, revenue from a $50 million follow-on contract with Puerto Rico Electric Power Authority awarded in fiscal 2001 amounted to $9.6 million in fiscal 2003. This contract will continue through fiscal year 2006. Electric utility cooperatives continue to represent a solid business base.

     Comtrak manufactures advanced video security monitoring systems, which have applications in commercial and industrial security systems. Comtrak is continuing to work jointly with ADT Security Services, Inc., who is selling this system under its SecurVision® trademark to a variety of markets.

TEST

     The Company’s Test segment accounted for approximately 23%, 22% and 28% of the Company’s total revenue in fiscal years 2003, 2002 and 2001, respectively.

     ETS designs and manufactures products to measure and control electromagnetic and acoustic energy. It supplies a broad range of products including radio frequency (“RF”) test enclosures, acoustic test enclosures RF absorptive materials, antennas, antenna masts, turntables, electric and magnetic probes, TEM (transverse electromagnetic) cells, GTEM (gigahertz transverse electromagnetic) cells and other test accessories required to perform a variety of tests. ETS also provides the design, program management and integration services required to supply customers with turnkey solutions. ETS also performs certified calibrations for antennas, probes, meters and other components. ETS recently added a Cellular Telecommunications and Internet Association (CTIA) certified test lab and can now provide customers with a variety of certified wireless test services. ETS serves the healthcare, electronics and transportation markets.

     Lindgren designs, manufactures, installs and services electromagnetic (“EM”) shielding systems used in medical test facilities, wireless product testing and electronic product testing. Lindgren’s products include RF and magnetic shielding for MRI (magnetic resonance imaging) rooms, shielded test enclosures, RF filters, fiber optic interface components, active magnetic field compensation systems, and a line of proprietary doors designed specifically for EM isolation, containment and measurement applications. Lindgren also supplies special high performance RF and acoustic shielded rooms for secure data processing and communications for government security applications.

     Euroshield OY designs and manufactures a broad range of modular shielding systems and shielded doors, some of which are proprietary, for the world market. It also provides the design, program management and integration services to supply the European market with turnkey solutions.

     Beijing Lindgren, which was established in fiscal 2002, manufactures electromagnetic shielding systems to support most of the Asian market. These products are used in medical test facilities and wireless and electronic product testing. Beijing Lindgren also provides design, program management, installation and support services to the region.

     ETS-Lindgren Japan, Inc., which was established in fiscal 2002, provides design, program management, installation and support services for the Japanese market.

MARKETING AND SALES

     The Company’s Filtration/Fluid Flow and Test segments’ products generally are distributed to customers through a domestic and foreign network of distributors, sales representatives and factory salespersons. The Communications segment’s systems are primarily sold directly to the respective end users; however, the Communications segment utilizes distributors and sales representatives to sell its systems to the electric utility cooperative market.

     The Company’s international sales accounted for approximately 19%, 20% and 17% of the Company’s total sales in the fiscal years ended September 30, 2003, 2002 and 2001, respectively. See Note 14 of the Notes to Consolidated Financial Statements in the 2003 Annual Report for financial information regarding geographic areas, which Note is herein incorporated by reference.

     The Company’s international sales are subject to risks inherent in foreign commerce, including currency fluctuations and devaluations, the risk of war and terrorism, changes in foreign governments and their policies, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and litigating with foreign customers.

     Some of the Company’s products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government accounted for approximately 8%, 7% and 7% of the Company’s total sales in the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

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

With respect to the Filtration/Fluid Flow segment, an increasing number of products are based on patented or otherwise proprietary technology that sets them apart from the competition. Of particular importance to Filtertek is a United States patent covering certain transmission sump filters, which will expire approximately May 1, 2009. In the Communications segment, many of the products are based on patented or otherwise proprietary technology, including the Company’s TWACS technology. The TWACS systems are protected by a number of patents expiring on various dates between 2004 and 2017. Patents covering significant aspects of the TWACS technology will expire in 2007 and 2010 for outbound signal reception, 2007 for inbound signal detection, and 2017 for inbound signal generation. The Communications segment policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products and methods of operation for its businesses, as such developments are made. In the Test segment, patent protection is sought for significant inventions.

     In October 2003, the Company terminated a license agreement pursuant to which it had acquired exclusive rights to the patent portfolio and related intellectual property (including its flat sheet module technology) of North Carolina Separations Research Technology Inc. and its affiliate (“NCSRT”) a manufacturer of cross-flow filtration and separation modules and equipment. The NCSRT license agreement was a part of the MicroSep Business which is being divested by the Company and is included in discontinued operations in this Item 1.

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

BACKLOG

     Total Company backlog at September 30, 2003 was $263.0 million, representing a decrease of $11.9 million (4%) from the beginning of the fiscal year backlog of $274.9 million. The backlog of firm orders at September 30, 2003 and September 30, 2002, respectively, was: $86.2 million and $69.9 million for Filtration/Fluid Flow; $130.4 million and $170.7 million for Communications; and $46.4 million and $34.3 million for Test. As of September 30, 2003, it is estimated that domestic customers accounted for approximately 79% of the Company’s total firm orders, and international customers accounted for approximately 21%. Of the Company’s total backlog of orders at September 30, 2003, approximately 75% is expected to be completed in the fiscal year ending September 30, 2004.

PURCHASED COMPONENTS AND RAW MATERIALS

     The Company’s products require a wide variety of components and materials. Although the Company has multiple sources of supply for most of its material requirements, certain components and raw materials are supplied by sole-source vendors, and the Company’s ability to perform certain contracts depends on their performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities. However, in each of the Company’s segments, there are instances of some risk of shortages of materials or components due to reliance on sole source of supply. The Filtration/Fluid Flow segment purchases supplies from a wide array of vendors. In most instances, multiple vendors of raw materials are screened during a qualification process to ensure that there will not be an interruption of supply should one of them discontinue operations. In the Communications segment, DCSI utilizes a limited number of sources to produce substantially all of DCSI’s end-products. The Test segment is a vertically integrated supplier of EM shielding products, producing most of its critical RF components.

COMPETITION

     Competition in the Company’s major markets is broadly based and global in scope. The Company faces intense competition from a large number of firms for nearly all of its products. Competition can be particularly intense during periods of economic slowdown, and this has been experienced in the past in some of the Filtration/Fluid Flow markets. Although the Company is a leading supplier in several of the markets it serves, it maintains a relatively small share of the business in many of the markets in which it participates. Individual competitors range in size from annual revenues of less than $1 million to billion dollar enterprises. Because of the specialized nature of the Company’s products, it is impossible to state precisely its competitive position with respect to its products. Substantial efforts are required in order to maintain existing business levels. In the Company’s major served markets, competition is driven primarily by quality, technology, price and delivery performance. The following information concerns the Company’s primary segments.

     Pall Corporation, Filtran Ltd. and SoFrance are the primary competitors in the Filtration/Fluid Flow market. Other significant competitors in this market include Illinois Tool Works Inc. and Moog Inc.

     Primary competitors of the Communications segment in the utility communications market include Itron, Inc., Hunt Technologies Inc. and Atos Origin S.A., successor to Schlumberger Limited’s utility communications business.

     The Test segment is the global leader in the EM shielding market. Significant competitors in this served market include Braden Shielding Systems and TDK RF Solutions Inc.

RESEARCH AND DEVELOPMENT

     Research and development and the Company’s technological expertise are important factors in the Company’s business. Research and development programs are designed to develop technology for new products or to extend or upgrade the capability of existing products, and to enhance their commercial potential.

     The Company performs research and development at its own expense, and also engages in research and development funded by customers. For the fiscal years ended September 30, 2003, 2002 and 2001, total Company-sponsored research and development expenses were approximately $11.0 million, $11.9 million and $8.4 million, respectively. Total customer-sponsored research and development expenses were approximately $7.1 million, $6.0 million and $4.8 million for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. All of the foregoing expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $6.7 million, $5.9 million and $8.5 million for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

ENVIRONMENTAL MATTERS

     The Company is involved in various stages of investigation and cleanup relating to environmental matters. It is very difficult to estimate the potential costs of such matters and the possible impact of these costs on the Company at this time due in part to: the uncertainty regarding the extent of pollution; the complexity of Government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of cost recovery; and in the case of off-site waste disposal facilities, the uncertain level of the Company’s relative involvement and the possibility of joint and several liability with other contributors under applicable law. Based on information currently available, the Company does not believe that the aggregate costs involved in the resolution of any of its environmental matters will have a material adverse effect on the Company’s financial statements.

GOVERNMENT CONTRACTS

     The Company’s contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government are primarily firm fixed price contracts under which work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the Company. All Government prime contracts and virtually all of the Company’s subcontracts provide that they may be terminated at the convenience of the Government. Upon such termination, the Company is normally entitled to receive equitable compensation. See “Marketing And Sales” in this Item 1 for additional information regarding Government contracts.

EMPLOYEES

     As of November 30, 2003, the Company employed approximately 2,500 persons including discontinued operations. Approximately 110 of these employees, all located at the Filtertek Puerto Rico facility which is being phased out, are covered by a collective bargaining agreement, which will expire in fiscal year 2005.

FINANCING

     Effective September 5, 2003, the Company amended its existing revolving credit facility to allow for the announced divestiture of the MicroSep Business as well as the repayment of the Company’s $31.5 million synthetic lease facility. The credit facility continues to have $5 million annual reductions, a $25 million increase option through April 11, 2004 and a final maturity and expiration of April 11, 2005. As of September 30, 2003, the Company had not exercised the $25 million increase option and the revolving line of credit was $65 million. The credit facility is available for direct borrowings and/or the issuance of letters of credit, and is provided by a group of five banks, led by Bank of America as agent. Substantially all of the assets of the Company are pledged under the credit facility. The credit facility contains customary events of default, including change in control of the Company. See “Management’s Discussion and Analysis—Capital Resources and Liquidity” in the 2003 Annual Report, and Note 10 of the Notes to Consolidated Financial Statements in the 2003 Annual Report, which information is herein incorporated by reference.

HISTORY OF THE BUSINESS

     ESCO was incorporated in Missouri in August 1990 as a wholly-owned subsidiary of Emerson Electric Co. (“Emerson”) to be the indirect holding company for several Emerson subsidiaries, which were primarily in the defense business. Ownership of ESCO and its subsidiaries was distributed on October 19, 1990 by Emerson to its shareholders through a special distribution. In September 1999, the Company completed the divestiture of Systems & Electronics Inc. (“SEI”), and shifted the Company’s focus from defense contracting to the supply of engineered products marketed to industrial and commercial users. Effective July 10, 2000, ESCO changed its name from ESCO Electronics Corporation to ESCO Technologies Inc.

     On December 31, 2002, the Company acquired the assets and certain liabilities of Austin Acoustics Systems, Inc. (Austin Acoustics) for $4 million in cash. Austin Acoustics is a leading supplier of noise control chambers for the test, medical and broadcast/music industries. Austin Acoustics is headquartered in Austin, Texas and has annual sales of approximately $8 million. The assets, liabilities and results of operations since the date of acquisition are included within the Company’s Test segment.

     Operations that were divested in fiscal 2003 and that the Company intends to divest in fiscal 2004 are discussed under “Discontinued Operations” in this Item 1.

FORWARD-LOOKING INFORMATION

     The statements contained in this Item 1. “Business” and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (incorporated herein by reference to “Management’s Discussion and Analysis” appearing in the 2003 Annual Report ) concerning the Company’s future revenues, profitability, financial resources, realization of net deferred tax assets, market demand, product development, competitive posture, impact of environmental matters, effect of final judgments in any litigation and statements containing phrases such as “believes”, “anticipates”, “may”, “could”, “should”, “is expected to” and variations of those words are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment including, but not limited to: the timing and terms of the divestiture of the MicroSep Business; performance of discontinued operations prior to divestiture; successful execution of planned facility closures; the timing and execution of sales, consolidations and relocations with regard to the Company’s Puerto Rico Facility and U.K. facility; termination for convenience of customer contracts; timing and magnitude of future contract awards; further weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; delivery delays or defaults by customers; performance issues with key suppliers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; changes in foreign or U.S. business conditions affecting the distribution of foreign earnings; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal operating plans.

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

Item 2. Properties

PROPERTIES ASSOCIATED WITH CONTINUING OPERATIONS

     The Company’s principal buildings contain approximately 1,151,250 square feet of floor space, excluding the properties which are associated with the discontinued operations. Approximately 831,800 square feet are owned by the Company and approximately 319,450 square feet are leased. Substantially all of the Company’s owned properties are encumbered in connection with the Company’s credit facility. See Item 1. “Business—Financing” and Note 8 of the Notes to Consolidated Financial Statements in the 2003 Annual Report, which information is herein incorporated by reference. The principal plants and offices are as follows:

		Sq. Ft.	Lease
	Size	Owned/	Expiration	Principal Use
Location	(Sq. Ft.)	Leased	Date	(Industry Segment)

Oxnard, CA	127,400	Owned		Management, Engineering and Manufacturing (Filtration/Fluid Flow)

Patillas, PR*	110,000	Owned		Manufacturing (Filtration/Fluid Flow)

		Sq. Ft.	Lease
	Size	Owned/	Expiration	Principal Use
Location	(Sq. Ft.)	Leased	Date	(Industry Segment)

South El Monte, CA	100,100	Owned		Management, Engineering and Manufacturing (Filtration/Fluid Flow)

Durant, OK	100,000	Owned		Manufacturing (Test)

Hebron, IL	99,800	Owned		Management, Engineering and Manufacturing (Filtration/Fluid Flow)

Huntley, IL	85,000	Owned		Manufacturing (Filtration/Fluid Flow)

Cedar Park, TX	75,200	Owned		Management, Engineering and Manufacturing (Test)

Sao Paulo, Brazil	65,000	Leased	12-01-04	Manufacturing (Filtration/Fluid Flow)

Glendale Heights, IL	59,400	Leased	3-31-05 (w/one 5-year and three 3-year renewal options)	Management, Engineering and Manufacturing (Test)

St. Louis, MO	58,600	Leased	3-31-08 (w/two 5-year renewal options)	Management and Engineering (Communications)

Newcastle West, Ireland	37,000	Owned		Manufacturing (Filtration/Fluid Flow)

St. Louis, MO	35,000	Owned		Management and Engineering (Communications)

Juarez, Mexico	34,400	Leased	12-31-04	Engineering and Manufacturing (Filtration/Fluid Flow)

Plailly, France	33,000	Owned		Engineering and Manufacturing (Filtration/Fluid Flow)

Minocqua, WI	30,200	Leased	3-31-05 (w/one 5-year, and three 3-year renewal options)	Engineering and Manufacturing (Test)

Eura, Finland	29,300	Owned		Management, Engineering and Manufacturing (Test)

Stevenage, England	25,650	Leased	8-11-17 (w/option to terminate on 8-12-07)	Management, Engineering and Manufacturing (Test)

		Sq. Ft.	Lease
	Size	Owned/	Expiration	Principal Use
Location	(Sq. Ft.)	Leased	Date	(Industry Segment)

Beijing, China	24,400	Leased	3-1-05	Manufacturing (Test)

St. Louis, MO	21,800	Leased	8-31-05 (w/two 5-year renewal options)	ESCO Headquarters

*	The Company has announced that it is attempting to sell this property and expects that it will be sold in fiscal 2004.

     The Company believes its buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for the Company’s current production requirements.

PROPERTIES ASSOCIATED WITH DISCONTINUED OPERATIONS

     The Company intends to dispose of the properties associated with the MicroSep Business in connection with the divestiture of those subsidiaries. Information related to the principal plants and offices utilized by the MicroSep Business is as follows:

	Size	Sq. Ft.	Lease Expiration	Principal Use
Location	(Sq. Ft.)	Owned/Leased	Date	(Industry Segment)

Oxnard, CA	125,000	Owned		Management, Engineering and Manufacturing (Filtration/Fluid Flow)

Milan, Italy	85,700	Leased	6-7-13 (w/one 6-year renewal option)	Management, Engineering and Manufacturing (Filtration/Fluid Flow)

Sheffield, England	33,500	Owned		Management, Engineering and Manufacturing (Filtration/Fluid Flow)

     The Company believes the buildings, machinery and equipment associated with the MicroSep Business have been generally well maintained, are in good operating condition and are adequate for the current production requirements of the MicroSep Business.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     The following sets forth certain information as of December 13, 2003 with respect to ESCO’s executive officers. These officers have been elected to terms which expire at the first meeting of the Board of Directors after the next annual meeting of stockholders.

Name	Age	Position(s)

Victor L. Richey, Jr.*	46	Chairman, Chief Executive Officer and Director

Charles J. Kretschmer	47	President, Chief Operating Officer and Director

Gary E. Muenster	43	Vice President and Chief Financial Officer

Alyson S. Barclay	44	Vice President, Secretary and General Counsel

*	Also Chairman of the Executive Committee of the Board of Directors.

     There are no family relationships among any of the executive officers and directors.

     From March 1998 until October 2000, Mr. Richey was Vice President of ESCO, and was Senior Vice President and Group Executive from October 2000 until August 2001. Mr. Richey was President and Chief Operating Officer from August 2001 until October 2002. Since October 2002, he has been Chief Executive Officer of ESCO, and since April 2003, he has also been Chairman.

     From August 1997 until October 1999, Mr. Kretschmer was Vice President of ESCO. He was Vice President and Chief Financial Officer from October 1999 until February 2001, and Senior Vice President and Chief Financial Officer from February 2001 until February 2002, Executive Vice President and Chief Financial Officer from February 2002 to October 2002, and he has been President and Chief Operating Officer since the latter date.

     From October 1994 until May 1998, Mr. Muenster was Controller of ESCO. He was Vice President and Controller of ESCO from May 1998 until October 2002. Since the latter date, he has been Vice President and Chief Financial Officer.

     From October 1995 until October 1999, Ms. Barclay was Assistant General Counsel of ESCO. She has been Vice President, Secretary and General Counsel of ESCO since October 1999.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The information required by this item is incorporated herein by reference to Note 11 of the Notes to Consolidated Financial Statements, “Common Stock Market Price” and “Shareholders’ Summary—Capital Stock Information” appearing in the 2003 Annual Report. ESCO does not anticipate, currently or in the foreseeable future, paying cash dividends on the Common Stock, although it reserves the right to do so to the extent permitted by applicable law and agreements. ESCO’s dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at that time, based on ESCO’s earnings and financial position and such other business considerations as the Board deems relevant. See Item 12 for equity compensation plan information.

Item 6. Selected Financial Data

     The information required by this item, with respect to selected financial data, is incorporated herein by reference to “Five-Year Financial Summary” and Notes 2 and 3 of the Notes to Consolidated Financial Statements appearing in the 2003 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis” appearing in the 2003 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis — Market Risk Analysis” appearing in the 2003 Annual Report.

Item 8. Financial Statements and Supplementary Data

     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company on pages 25 through 52 and the report thereon of KPMG LLP, independent certified public accountants, appearing on page 54 of the 2003 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13A-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2003. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding nominees and directors appearing under “Nominees and Continuing Directors” in the “2004 Proxy Statement” is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this Form 10-K. Information regarding the Audit and Finance Committee and its members appearing under “Board of Directors and Committees” in the 2004 Proxy Statement is hereby incorporated by reference.

     Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004

Proxy Statement is hereby incorporated by reference.

     The Company has adopted codes of ethics which apply to its chief executive officer, its chief financial officer and all other senior executives, as well as all Company employees. The following documents are available free of charge through the Company’s internet website, and also in print to any stockholder who requests them: Corporate Governance Guidelines; Charters of the Audit and Finance Committee, Human Resources and Compensation Committee, and Nominating and Corporate Governance Committee; Code of Business Conduct and Ethics; and Code of Ethics for Senior Financial Officers.

Item 11. Executive Compensation

     Information appearing under “Board of Directors and Committees” and “Executive Compensation” (except for the “Report of the Human Resources And Compensation Committee On Executive Compensation” and the “Performance Graph”) in the 2004 Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information regarding beneficial ownership of shares of common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent stockholders appearing under “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2004 Proxy Statement is hereby incorporated by reference.

Equity Compensation Plan Information

     Information regarding the Company’s equity compensation plans as of September 30, 2003 appearing under “Other Equity Compensation Plan Information” in Proposal II of the 2004 Proxy Statement is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     None.

Item 14. Principal Accountant Fees and Services

     Information regarding the Company’s independent auditors, their fees and services, and the Company’s Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services appearing under “V. Independent Auditors” in the 2004 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as a part of this report:

1. The Consolidated Financial Statements of the Company on pages 25 through 52 and the Independent Auditors’ Report thereon of KPMG LLP appearing on page 54 of the 2003 Annual Report.

2. Financial Statement Schedules

II. Valuation and Qualifying Accounts

Independent Auditors’ Report

  Other financial statement schedules have been omitted because the subject matter is disclosed elsewhere in the financial statements and notes thereto, not required or not applicable, or the amounts are not sufficient to require submission.

3. Exhibits:

Filed Herewith or Incorporated by
Reference to Document Indicated
Exhibit Number	Description	By Footnote

2	Stock Purchase Agreement dated as of August 23, 1999, as amended September 23, 1999 and September 30, 1999, among Engineered Systems and Electronics, Inc., ESCO and Defense Holding Corp.	Incorporated by Reference, Exhibit 2 [1]

3.1	Restated Articles of Incorporation	Incorporated by Reference, Exhibit 3(a)[2]

3.2	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by Reference, Exhibit 4(e)[3]

3.3	Articles of Merger effective July 10, 2000	Incorporated by Reference, Exhibit 3(c)[4]

3.4	Bylaws, as amended and restated

4.1	Specimen Common Stock Certificate	Incorporated by Reference, Exhibit 4(a)[4]

4.2	Specimen Rights Certificate	Incorporated by Reference, Exhibit B to Exhibit 4.1[5]

4.3	Rights Agreement dated as of September 24, 1990 (as amended and restated as of February 3, 2000) between the Registrant and Registrar and Transfer Company, as successor Rights Agent	Incorporated by Reference, Exhibit 4.1[5]

4.4	Amended and Restated Credit Agreement dated as of February 28, 2001, among the Registrant, Bank of America, N.A., as agent, and the lenders listed therein	Incorporated by Reference, Exhibit 4(d)[6]

4.5	Amendment No. 1 dated as of April 5, 2002 to Credit Agreement listed as Exhibit 4.4 above	Incorporated by Reference, Exhibit 4(e)[7]

4.6	Amendment No. 2 and Consent dated as of September 5, 2003 to Credit Agreement listed as Exhibit 4.4 above

10.1	Form of Split Dollar Agreement*	Incorporated by Reference, Exhibit 10(j)[8]

10.2	Form of Indemnification Agreement with each of ESCO’s directors	Incorporated by Reference, Exhibit 10(k)[8]

Filed Herewith or Incorporated by
Reference to Document Indicated
Exhibit Number	Description	By Footnote

10.3	Supplemental Executive Retirement Plan as amended and restated as of August 2, 1993*	Incorporated by Reference, Exhibit 10(n)[9]

10.4	Second Amendment to Supplemental Executive Retirement Plan effective May 1, 2001*	Incorporated by Reference, Exhibit 10.4[10]

10.5	Directors’ Extended Compensation Plan*	Incorporated by Reference, Exhibit 10(o)[9]

10.6	First Amendment to Directors’ Extended Compensation Plan effective January 1, 2000*	Incorporated by Reference, Exhibit 10.11[11]

10.7	Second Amendment to Directors’ Extended Compensation Plan effective April 1, 2001*	Incorporated by Reference, Exhibit 10.7[10]

10.8	1994 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.1[12]

10.9	Amendment to 1994 Stock Option Plan effective July 18, 2002*	Incorporated by Reference, Exhibit 10(b)[7]

10.10	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.15[11]

10.11	Severance Plan adopted as of August 10, 1995 (as restated February 5, 2002)*	Incorporated by Reference, Exhibit 10[13]

10.12	Amendment to 1994 Stock Option Plan effective August 7, 2003*

10.13	1999 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.2[12]

10.14	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.3[12]

10.15	Amendment to 1999 Stock Option Plan effective August 7, 2003*

10.16	Employment Agreement with Executive Officer*[14]	Incorporated by Reference, Exhibit 10(bb)[2]

10.17	Amendment to Employment Agreement with Executive Officer*[15]	Incorporated by Reference, Exhibit 10.18[10]

10.18	Executive Stock Purchase Plan*	Incorporated by Reference, Exhibit 10.24[11]

10.19	Notice of Award—stock award to executive officer*	Incorporated by Reference, Exhibit 10.25[11]

10.20	Compensation Plan For Non-Employee Directors*	Incorporated by Reference, Exhibit 10.22[10]

Filed Herewith or Incorporated by
Reference to Document Indicated
Exhibit Number	Description	By Footnote

10.21	2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit B[16]

10.22	Notice of Award—stock award to Dennis J. Moore dated July 18, 2002*	Incorporated by Reference, Exhibit 10(d)[7]

10.23	Non-qualified Stock Option Agreement dated July 18, 2002 between Registrant and Dennis J. Moore*	Incorporated by Reference, Exhibit 10(c)[7]

10.24	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.24[17]

10.25	Form of Non-qualified Stock Option Agreement*	Incorporated by Reference, Exhibit 10.25[17]

10.26	Form of Notice of Award—Performance-Accelerated Restricted Stock *	Incorporated by Reference, Exhibit 10.26[17]

10.27	Management Transition Agreement dated August 5, 2002 between Registrant and Dennis J. Moore*	Incorporated by Reference, Exhibit 10(a)[7]

10.28	Form of Supplemental Executive Retirement Plan Agreement *	Incorporated by Reference, Exhibit 10.28[17]

10.29	Amendment to 2001 Stock Incentive Plan effective August 7, 2003*

10.30	Consulting Agreement dated April 9, 2003 between Registrant and Dennis J. Moore*

10.31	General Release dated April 20, 2003 between Registrant and Dennis J. Moore*

10.32	Sixth Amendment and Restatement of Employee Stock Purchase Plan effective as of October 15, 2003*	Incorporated by Reference, Appendix C[18]

13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2003:
Five-Year Financial Summary (p. 55)
Management’s Discussion and Analysis (pgs. 10-24)
Consolidated Financial Statements (pgs. 25-52) and Independent Auditors’ Report (p. 54)
Shareholders’ Summary—Capital Stock Information (p. 56)
Common Stock Market Price (p. 55)

21	Subsidiaries of ESCO

23	Independent Auditors’ Consent

Filed Herewith or Incorporated by
Reference to Document Indicated
Exhibit Number	Description	By Footnote

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

[1] Incorporated by reference to Current Report on Form 8-K—date of earliest event reported:	September 30, 1999, at the Exhibit indicated.

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

[15] Identical Amendments to Employment Agreements between ESCO and executive officers Alyson S. Barclay and Victor L. Richey, Jr.

[16] Incorporated by reference to Notice of Annual Meeting of the Stockholders and Proxy Statement dated December 11, 2000, at the Exhibit indicated.

[17] Incorporated by reference to Form 10-K for the fiscal year ended September 30,2002, at the Exhibit indicated.

[18] Incorporated by reference to Notice of Annual Meeting of the Stockholders and Proxy Statement dated December 29, 2003, at the Appendix indicated.

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this Part IV.

(b)	Reports on form 8-K:

1. The Company filed a Current Report on Form 8-K, dated July 31, 2003, which reported in “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits,” “Item 9. Regulation FD Disclosure” and “Item 12. Results of Operations and Financial Condition” that the Company had issued a press release announcing (i) that the Company plans to divest its Microfiltration and Separations businesses and (ii) its decision to close out the Company’s synthetic lease obligation by purchasing the three domestic manufacturing properties covered by the synthetic lease facility and to repay and cancel the interest rate swap associated with this obligation.

2. The Company filed a Current Report on Form 8-K, dated August 12, 2003, which reported in “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits,” “Item 9. Regulation FD Disclosure” and “Item 12. Results of Operations and Financial Condition” that the Company had issued a press release announcing its fiscal third quarter 2003 financial and operating results, which would be included on its website, and that a related conference call would be held.

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

ESCO TECHNOLOGIES INC

	By	/s/ V.L. Richey, Jr.

V.L. Richey, Jr.
Chief Executive Officer

Dated: December 23, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below effective December 23, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ V.L. Richey, Jr.	Chairman, Chief Executive Officer and Director

V.L. Richey, Jr.

/s/ C.J. Kretschmer	President, Chief Operating Officer and Director

C.J. Kretschmer

/s/ G.E. Muenster	Vice President and Chief Financial Officer

G.E. Muenster

/s/ W.S. Antle III	Director

W.S. Antle III

/s/ J.M. McConnell	Director

J.M. McConnell

/s/ L.W. Solley	Director

L.W. Solley

/s/ J.M. Stolze	Director

J.M. Stolze

/s/ D.C. Trauscht	Director

D.C. Trauscht

/s/ J.D. Woods	Director

J.D. Woods

ESCO Technologies Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended September 30, 2003, 2002, and 2001

(Dollars in thousands)	Balance at	Additions		Balance at
	Beginning	Charged to		End of
	of Period	Expense	Deductions	Period

2001
Allowance for doubtful accounts	1,036	244	323	957

Inventory obsolescence reserve	2,824	709	1,095	2,438

2002
Allowance for doubtful accounts	957	115	466	606

Inventory obsolescence reserve	2,438	377	949	1,866

2003
Allowance for doubtful accounts	606	336	208	734

Inventory obsolescence reserve	1,866	1,296	392	2,770

Note: Amounts above exclude discontinued operations.

Independent Auditors’ Report

The Board of Directors
ESCO Technologies Inc.:

Under date of November 17, 2003, we reported on the consolidated balance sheets of ESCO Technologies Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2003, which are incorporated herein by reference. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 of the notes to consolidated financial statements, in fiscal year 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 15 of the notes to consolidated financial statements, on July 1, 2003, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”

/s/ KPMG LLP

KPMG LLP
St. Louis, Missouri
November 17, 2003

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

3.4	Bylaws, as amended and restated

4.6	Amendment No. 2 and Consent dated as of September 5, 2003 to Amended and Restated Credit Agreement dated as of February 28, 2001, among the Registrant, Bank of America, N.A., as agent, and the lenders listed therein.

10.12	Amendment to 1994 Stock Option Plan effective August 7, 2003

10.15	Amendment to 1999 Stock Option Plan effective August 7, 2003

10.29	Amendment to 2001 Stock Incentive Plan effective August 7, 2003

10.30	Consulting Agreement dated April 9, 2003 between Registrant and Dennis J. Moore

10.31	General Release dated April 20, 2003 between Registrant and Dennis J. Moore

10.32	Sixth Amendment and Restatement of Employee Stock Purchase Plan effective as of October 15, 2003

13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2003:

Five-year Financial Summary (p. 55)
Management’s Discussion and Analysis (pgs. 10-24)
Consolidated Financial Statements (pgs. 25-52) and Independent Auditors’ Report (p. 54)
Shareholders’ Summary—Capital Stock Information (p. 56)
Common Stock Market Price (p. 55)

21	Subsidiaries of ESCO

23	Independent Auditors’ Consent

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

See Item 15(a)3 for a list of exhibits incorporated by reference