Form 10-Q
period 2003-12-31
ESCO TECHNOLOGIES INC
filed 2004-02-10
CIK 866706

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

The number of shares of the registrant's stock outstanding at January 31, 2004 was 12,869,319.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                   Three Months Ended
                                                      December 31,
                                                2003             2002

       Net sales                           $   96,396            98,289
       Costs and expenses:
          Cost of sales                        66,270            66,557
          Selling, general and
           administrative expenses             18,769            18,064

          Interest income                         (36)             (111)
          Other, net                              614               516
                                                  ---               ---
            Total costs and expenses           85,617            85,026
                                               ------            ------
       Earnings before income taxes            10,779            13,263
       Income tax expense                       4,191             4,789
                                                -----             -----
       Net earnings from continuing
       operations                               6,588             8,474

       Loss from discontinued
       operations, net of tax of $656
       and $719, respectively                    (437)           (1,922)
                                                  ----            ------


       Net earnings                        $     6,151             6,552
                                                 =====             =====


       Earnings (loss) per share:
          Basic - Continuing operations          $0.51             $0.68
                - Discontinued operations        (0.03)            (0.16
                                                 -----             -----
                -  Net earnings                  $0.48             $0.52
                                                 =====             =====

          Diluted  - Continuing operations       $0.50             $0.65
                   - Discontinued operations     (0.04)            (0.15)
                                                 -----             -----
                   - Net earnings                $0.46             $0.50
                                                 =====             =====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     December 31,  September 30,
                                                        2003           2003
                                                        ----           ----
     ASSETS                                         (Unaudited)
     Current assets:
        Cash and cash equivalents                       $ 37,622         31,285
        Accounts receivable, less allowance for
          doubtful accounts of $711 and $734,
          respectively                                    63,019         69,379
        Costs and estimated earnings on long-term
          contracts, less progress billings of
          $3,375 and $5,089, respectively                  3,093          4,663

        Inventories                                       52,036         48,432
        Current portion of deferred tax assets            24,659         24,187
        Other current assets                               6,622          6,549
          Current assets from discontinued operations     23,036         21,640
                                                          ------         ------
            Total current assets                         210,087        206,135
                                                         -------        -------
     Property, plant and equipment, at cost              126,604        122,791
     Less accumulated depreciation and amortization       54,574         51,622
                                                          ------         ------
            Net property, plant and equipment             72,030         71,169
     Goodwill                                             69,081         68,653
     Deferred tax assets                                  16,131         16,618
     Other assets                                         14,113         14,081
     Other assets from discontinued operations            15,950         16,725
                                                          ------         ------
                                                        $397,392        393,381
                                                         =======        =======
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Short-term borrowings and current
          maturities of long-term debt                  $  7,116         10,143
        Accounts payable                                  31,183         34,940
        Advance payments on long-term contracts, less costs
          incurred of $4,768 and $1,728, respectively      3,358          1,144
        Accrued expenses and other current liabilities    27,985         30,013
         Current liabilities from discontinued operations  9,801          9,397
                                                           -----          -----
            Total current liabilities                     79,443         85,637
                                                          ------         ------
     Deferred income                                       3,080          3,194
     Other liabilities                                    20,506         20,556
     Long-term debt                                          529            490
     Other liabilities from discontinued operations        9,013          8,115
                                                           -----          -----
            Total liabilities                            112,571        117,992
                                                         -------        -------
     Commitments and contingencies                          --             --
     Shareholders' equity:
        Preferred stock, par value $.01 per share,
          authorized 10,000,000 shares                      --             --
        Common stock, par value $.01 per share,
         authorized 50,000,000 shares, issued
         13,952,271 and 13,933,193 shares,
         respectively                                        140            139
        Additional paid-in capital                       217,317        216,506
        Retained earnings                                 86,442         80,292
      Accumulated other comprehensive loss                (2,522)        (4,982)
                                                          ------         ------
                                                         301,377        291,955
        Less treasury stock, at cost: 1,104,077 and
         1,105,052 common shares, respectively           (16,556)       (16,566)
                                                         -------        -------

            Total shareholders' equity                   284,821        275,389
                                                         -------        -------
                                                        $397,392        393,381
                                                        ========        =======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three Months Ended
                                                               December 31,

                                                             2003        2002
   Cash flows from operating activities:
      Net earnings                                          $6,151       6,552
      Adjustments  to reconcile net earnings to net cash
        provided by operating activities:
          Net loss from discontinued operations                437       1,922
          Depreciation and amortization                      2,841       2,487
          Changes in operating working capital                 210      (7,226)
          Effect of deferred taxes                             487       1,570
          Other                                              3,246       2,192
                                                             -----       -----
            Net cash provided by operating activities -     13,372       7,497
            continuing operations
            Net cash used by discontinued operations          (517)       (495)
                                                              ----        ----
            Net cash provided by operating activities       12,855       7,002

   Cash flows from investing activities:
      Acquisition of business - continuing operations           -       (4,000)
      Acquisition of business - discontinued operations         -         (364)
      Capital expenditures - continuing operations          (2,513)     (2,145)
      Capital expenditures - discontinued operations        (1,278)       (816)
                                                            ------        ----
      Net cash used by investing activities                 (3,791)     (7,325)
                                                            ------      ------
   Cash flows from financing activities:
      Net decrease in short-term borrowings                 (3,000)        (24)
      Proceeds from long-term debt                              -          199
      Principal payments on long-term debt                     (37)        -
      Other (including exercise of stock options)              310         497
                                                               ---         ---
       Net cash (used) provided by financing activities     (2,727)        672
                                                            ------         ---
   Net increase in cash and cash equivalents                 6,337         349
   Cash and cash equivalents, beginning of period           31,285      24,930
                                                            ------      ------
   Cash and cash equivalents, end of period                 $37,622     25,279
                                                            =======     ======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation.

     The results for the three-month period ended December 31, 2003 are not necessarily indicative of the results for the entire 2004 fiscal year.


2.    DISCONTINUED OPERATIONS

     Microfiltration and Separations Businesses (MicroSep) - In July 2003, the Company announced its decision to sell the MicroSep businesses in the Filtration/Fluid Flow segment, and therefore, these businesses are recorded as discontinued operations beginning in the fourth quarter of fiscal 2003. The net sales from the MicroSep businesses were $11.9 million and $11.0 million for the quarters ended December 31, 2003 and 2002, respectively.

     The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets at December 31, 2003 and September 30, 2003 are as follows (in thousands):

                                         December 31, 2003   September 30, 2003
     Assets:
     Accounts receivable, net                    $ 11,409               10,728
     Inventories                                    9,719                8,778
     Current portion of deferred tax assets         1,375                1,379
     Other current assets                             533                  755
                                                      ---                  ---
        Current assets                             23,036               21,640
                                                   ------               ------
     Net property, plant & equipment               10,687                9,096
     Deferred tax assets                            5,142                7,493
     Other assets                                     121                  136
                                                      ---                  ---
       Total assets of Discontinued Operations   $ 38,986               38,365
                                                 ========               ======

     Liabilities:
     Accounts payable                            $  5,229                4,522
     Accrued expenses and other current
      liabilities                                   4,572                4,875
                                                    -----                -----
           Current liabilities                      9,801                9,397
     Other liabilities                              9,013                8,115
                                                    -----                -----
       Total liabilities of Discontinued
        Operations                               $ 18,814               17,512
                                                 ========               ======

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

                                                     Three Months Ended
                                                        December 31,
                                                        ------------

                                                     2003          2002
                                                     ----          ----
                  Weighted Average Shares
                     Outstanding - Basic            12,838        12,554
                  Dilutive Options and
                     Performance Shares                446           491
                                                       ---           ---
                  Adjusted Shares- Diluted          13,284        13,045
                                                    ======        ======


     Options to purchase 77,250 shares of common stock at a price of $48.58 and options to purchase approximately 44,000 shares of common stock at prices ranging from $35.23 - $36.33 were outstanding during the three month periods ended December 31, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2013. Approximately 16,000 and 50,300 performance shares were excluded from the respective computation of diluted EPS based upon the application of the treasury stock method for the three month periods ended December 31, 2003 and 2002, respectively.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," (SFAS 148) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of SFAS 123. Under APB 25, no compensation cost was recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans and performance share plans been determined based on the fair value at the grant date for awards outstanding during the first quarter of fiscal 2004 and 2003 consistent with the provisions of SFAS 148, the Company's net earnings and net earnings per share would have been as shown in the table below:

                  (Unaudited)
                  (Dollars in thousands,
                  except per share amounts)
                                                           Three Months Ended
                                                              December 31,
                                                              ------------

                                                      2003                 2002
                                                      ----                 ----
                  Net earnings, as reported        $ 6,151                6,552
                  Less: total stock-based
                  employee compensation
                  expense determined under
                  fair value based methods,
                  net of tax                           262                  618
                                                       ---                  ---
                  Pro forma net earnings           $ 5,889                5,934
                                                   =======                =====

                  Net earnings per share:
                     Basic - as reported           $  0.48                 0.52
                     Basic - pro forma             $  0.46                 0.47
                                                      ====                 ====

                     Diluted - as reported         $  0.46                 0.50
                     Diluted - pro forma           $  0.44                 0.45
                                                      ====                 ====

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first quarter of fiscal year 2004 and 2003, respectively: expected dividend yield of 0% in both periods; expected volatility of 23.9% and 38.8%; risk-free interest rate of 4.3% and 3.8%; and expected life based on historical exercise periods of 4.24 years and
     4.25 years.

4.   INVENTORIES
     Inventories consist of the following (in thousands):
                                                   December 31,    September 30,
                                                      2003             2003
                                                      ----             ----

     Finished goods                                  $ 12,744            12,449
     Work in process, including long- term contracts   16,278            14,611
     Raw materials                                     23,014            21,372
                                                       ------            ------
          Total inventories                          $ 52,036            48,432
                                                       ======            ======


5.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended December 31, 2003 and 2002 was $8.6 million and $7.8 million, respectively. For the three months ended December 31, 2003, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of approximately $2.5 million.

6. BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers.
     Under  this  organizational   structure,  the  Company  operates  in  three
     segments: Filtration/Fluid Flow, Communications and Test.

     Management evaluates and measures the performance of its operating segments based on "Net Sales" and "EBIT", which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes. Effective October 1, 2003, corporate office operating charges are no longer being allocated to the operating units. Previously, corporate costs were allocated to the operating segments based on 2.5% of the segment's net sales. The prior year period has been adjusted to reflect the change in corporate office operating charges. "Corporate" consists of these unallocated corporate office operating charges, which were included in the "Other" operating segment in fiscal 2003 and prior periods. The table below is presented for continuing operations and excludes discontinued operations.

            ($ in millions)                 Three Months ended
                                               December 31,
                                               ------------

        NET SALES                        2003                2002
        ---------                        ----                ----
        Filtration/Fluid Flow           $39.9                39.2
        Communications                   31.4                39.5
        Test                             25.1                19.6
                                         ----                ----
        Consolidated totals             $96.4                98.3
                                        =====                ====

        EBIT
        Filtration/Fluid Flow           $ 3.5  (1)            5.7
        Communications                    7.4                10.4
        Test                              2.2                 1.3
        Corporate                        (2.4)               (4.2)  (2)
                                         ----                ----
        Consolidated EBIT                10.7                13.2
        Add: Interest income             (0.1)               (0.1)
                                         ----                ----
        Earnings before income
        taxes                           $10.8                13.3
                                        =====                ====

(1) Includes $0.7 million of exit costs related to the Filtertek Puerto Rico facility. See further discussion in Item 2 below, under "Results of Operations - EBIT - Filtration/Fluid Flow".

(2) Includes $0.7 million of costs related to the Management Transition Agreement (MTA) between the Company and its former Chairman.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following discussion refers to the Company's results from continuing operations, except where noted. The Microfiltration and Separations businesses (MicroSep) are accounted for as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, amounts in the financial statements and related notes for all periods shown reflect these discontinued operations.

NET SALES

Net sales decreased $1.9 million (1.9%) to $96.4 million for the first quarter of fiscal 2004 from $98.3 million for the first quarter of fiscal 2003.

-Filtration/Fluid Flow

Net sales increased $0.7 million (1.8%) to $39.9 million for the first quarter of fiscal 2004 from $39.2 million for the first quarter of fiscal 2003. The sales increase during the three month period ended December 31, 2003 as compared to the prior year period is mainly due to the favorable impact of foreign currency exchange rates at Filtertek's European operations and higher defense aerospace shipments at VACCO (combined increase of $2.0 million), partially offset by a $1.1 million decline in sales of commercial aerospace products.

-Communications

For the first quarter of fiscal 2004, net sales of $31.4 million were $8.1 million (20.5%) lower than the $39.5 million of net sales recorded in the first quarter of fiscal 2003. The sales decrease is the result of a decline in shipments of Automatic Meter Reading (AMR) products to PPL Electric Utilities Corporation (PPL) as the contract is nearing completion. Sales to PPL were $12.5 million and $22.6 million in the first quarters of fiscal 2004 and 2003, respectively. The PPL contract is scheduled for completion in the third quarter of fiscal 2004. The decrease in sales to PPL was partially offset by significantly higher AMR product sales to the electric utility Co-op market and other customers. Sales to Co-ops and other customers were $18.5 million and $13.8 million for the first quarters of fiscal 2004 and 2003, respectively.

Sales of Comtrak's SecurVision products were $0.5 million for the first quarter of fiscal 2004 as compared to $3.1 million for the prior year first quarter. The decrease in sales for the quarter ended December 31, 2003 as compared to the prior year period is due to a delay in deliveries as a result of a significant customer requesting Comtrak to modify its software operating system to provide enhanced "virus" protection within the product. Normal sales volumes are anticipated to resume during the third quarter of fiscal 2004.

-Test

Net sales increased $5.5 million (28.1%) to $25.1 million for the first quarter of fiscal 2004 from $19.6 million for the first quarter of fiscal 2003. The net sales increase is the result of higher sales of test chambers in Europe of approximately $2 million, an increase in sales from the Company's Asian operations of approximately $1 million, and the addition of the acoustics business (acquired at the end of the first quarter of fiscal 2003), which contributed $2 million to sales for the first quarter of fiscal 2004.

ORDERS AND BACKLOG

Backlog was $265.0 million at December 31, 2003 compared with $263.0 million at September 30, 2003. The Company received new orders totaling $98.4 million in the first three months of fiscal 2004. New orders of $46.9 million were received in the first three months of fiscal 2004 related to Filtration/Fluid Flow products, $26.5 million related to Communications products (includes $26.1 million of new orders related to AMR products, primarily for the Co-op market), and $25.0 million related to Test products. Backlog decreased in the Communications segment due to shipments to PPL.

COST OF SALES

Cost of sales was $66.3 million (68.7% of net sales) and $66.6 million (67.7% of net sales) for the first quarter of fiscal 2004 and 2003, respectively. Cost of sales as a percent of net sales increased slightly in the first quarter of fiscal 2004 as compared to the prior year period mainly due to lower margins on reduced sales volumes of the Company's commercial aerospace products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 2004 were $18.8 million (19.5% of net sales), compared with $18.1 million (18.4% of net sales) for the prior year period. The increase in SG&A spending in the first three months of fiscal 2004 is mainly due to the costs associated with research and development, engineering, and marketing within the Communications segment to further penetrate the investor owned utility market. In addition, the acoustics business acquired in fiscal 2003 had $0.5 million of SG&A expenses in the first quarter of fiscal 2004. SG&A in fiscal 2004 also includes $0.3 million of severance charges related to the closure of the Filtertek Puerto Rico facility. The first quarter of fiscal 2003 included $0.7 million of SG&A expenses related to the MTA.


OTHER COSTS AND EXPENSES, NET

Other costs and expenses, net, were $0.6 million for the quarter ended December 31, 2003 compared to $0.5 million for the prior year quarter. The principal components of other costs and expenses, net, for the three months ended December 31, 2003 included $0.4 million of exit costs related to the Puerto Rico facility and $0.2 million of amortization of identifiable intangible assets (primarily patents and licenses). The principal component of other costs and expenses, net, for the first three months of fiscal 2003 included $0.3 million of amortization of patents and licenses.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $10.7 million (11.1% of net sales) for the first quarter of fiscal 2004 and $13.2 million (13.4% of net sales) for the first quarter of fiscal 2003. EBIT for the first quarter of fiscal 2004 was negatively impacted by $0.7 million of severance and exit costs related to the Filtertek Puerto Rico facility (Filtration/Fluid Flow segment). EBIT for the first quarter of fiscal 2003 was negatively impacted by $0.7 million of MTA costs.

This Form 10-Q contains the financial measure "EBIT", which is not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). EBIT provides investors and Management with an alternative method for assessing the Company's operating results. The Company defines "EBIT" as earnings from continuing operations before interest and taxes. Management evaluates the performance of its operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of the Company's business segments by excluding interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations within the Company and incentive compensation. The following table represents a reconciliation of EBIT to net earnings from continuing operations.



                                                  Three Months ended
($ in thousands)                                     December 31,
                                                     ------------
                                             2003                   2002
                                             ----                   ----
EBIT                                       $10,743                $13,152
Add: Interest income                           (36)                  (111)
Less: Income taxes                           4,191                  4,789
                                             =====                  =====
Net earnings from continuing
operations                                 $ 6,588                $ 8,474
                                             =====                  =====


-Filtration/Fluid Flow

EBIT was $3.5 million and $5.7 million in the first quarters of fiscal 2004 and 2003, respectively. EBIT decreased approximately $1.6 million due to lower shipments of commercial aerospace products and changes in the sales mix of military aftermarket products. In addition, during the first quarter of fiscal 2004, the Company recorded $0.7 million of exit costs related to the Filtertek Puerto Rico facility. In May 2003, the Company committed to plans to proceed with the closure of the Filtertek manufacturing operation in Puerto Rico. The manufacturing will be moved to existing facilities in Hebron, IL and Juarez, Mexico. The Company recorded severance costs of $0.3 million and move costs of $0.4 million in the fiscal 2004 first quarter. The closure and relocation will be completed in the second quarter of fiscal 2004.

-Communications

EBIT in the first quarter of fiscal 2004 was $7.4 million as compared to $10.4 million in the prior year period. The decrease in EBIT in the first quarter of fiscal 2004 as compared to the prior year period is due to lower shipments of AMR equipment to PPL as the contract is nearing completion. The Company continues to increase its engineering and new product development expenditures in the Communications segment in order to continue its growth in the AMR markets, and to further differentiate its technology from the competition.

In addition, Comtrak's EBIT decreased approximately $1 million in the first quarter of fiscal 2004 as compared to the prior year period due to the decreased sales as a result of the software modifications noted earlier.

-Test

EBIT in the first quarter of fiscal 2004 was $2.2 million as compared to $1.3 million in the prior year period. Current year EBIT was positively impacted by the increase in sales volume.

-Corporate

Corporate costs included in EBIT were ($2.4) million and ($4.2) million for the three-month periods ended December 31, 2003 and 2002, respectively. EBIT for the first quarter of fiscal 2003 included $0.7 million of MTA costs. The decrease in corporate costs for the first quarter of fiscal 2004 as compared to the prior year period is also due to lower operating costs, such as professional fees and headcount related costs.

INTEREST INCOME, NET

Interest income, net, was $0.1 million for the fiscal quarters ended December 31, 2003 and 2002.

INCOME TAX EXPENSE

The first quarter fiscal 2004 effective income tax rate was 38.9% compared to 36.1% in the first quarter of fiscal 2003. The increase in the effective income tax rate in fiscal 2004 is primarily due to the timing and volume of profit contributions of the Company's foreign operations. The Company estimates the annual effective tax rate for fiscal 2004 to be approximately 39%, excluding the effect of discontinued operations.

CAPITAL RESOURCES AND LIQUIDITY

Working capital increased to $130.6 million at December 31, 2003 from $120.5 million at September 30, 2003. During the first three months of fiscal 2004, accounts receivable decreased by $6.4 million due to cash collections during the quarter. Inventories increased by $3.6 million in the first three months of fiscal 2004 mainly to provide safety stock to support the facility relocations related to the Filtertek Puerto Rico move (Filtration/Fluid Flow segment) and to support near term demand in the Test segment. In addition, accounts payable and accrued expenses decreased by $5.8 million in the first three months of fiscal 2004 primarily due to the timing of payments.

Net cash provided by operating activities from continuing operations increased $5.9 million to $13.4 million in the first quarter of fiscal 2004, compared to $7.5 million in the same period of fiscal 2003, mainly due to the increased level of operating working capital in the prior year period.

Capital  expenditures  from  continuing  operations  were $2.5  million and $2.1 million in the three-month periods ended December 31, 2003 and 2002, respectively. Major expenditures in the current period included manufacturing equipment and facility modifications used in the Filtration/Fluid Flow businesses. The Company has approximately $7 million in capital commitments in the Communications segment to further differentiate its products and to further penetrate the investor owned utility market. This amount will be spent within the next twelve months.

At December 31, 2003, other current assets included a mortgage note receivable of $1.8 million from the prior sale of the Riverhead, NY property, related to a former defense subsidiary. The Company does not anticipate a loss related to this matter.

Effective September 5, 2003, the Company amended its existing revolving credit facility. The amended credit facility continues to have $5 million annual reductions, a $25 million increase option through April 11, 2004 and a final maturity and expiration of April 11, 2005. As of December 31, 2003, the Company had not exercised the $25 million increase option and the revolving line of credit was $65 million. At December 31, 2003, the Company had approximately $46.1 million available to borrow under the credit facility in addition to $37.6 million cash on hand. Against the $65 million available under the revolving credit facility at December 31, 2003, the Company had $7 million of short-term borrowings, $8.7 million of outstanding long-term borrowings related to the Bea acquisition (included in "Other liabilities from discontinued operations") and outstanding letters of credit of $3.2 million. Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies which Management believes are critical to the Consolidated Financial Statements and other financial disclosure. It is not intended to be a comprehensive list of all significant accounting policies that are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

The Company has identified the following areas as critical accounting policies.


Revenue Recognition

The majority of the Company's revenues are recognized when products are shipped to or when services are performed for unaffiliated customers. Other revenue recognition methods the Company uses include the following: Revenue on production contracts is recorded when specific contract terms are fulfilled, usually by delivery or acceptance. Revenues from cost reimbursement contracts are recorded as costs are incurred, plus fees earned. Revenue under long-term contracts, for which delivery is an inappropriate measure of performance, is recognized on the percentage-of-completion method based upon incurred costs compared to total estimated costs under the contract. Revenue under engineering contracts is generally recognized as milestones are attained. The Company has certain revenue arrangements with multiple elements within the Test segment. For such arrangements, the Company determines the fair value of each element under the provisions of EITF 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue of each element is then recognized when the products and/or services are delivered. Revenue arrangements with software components are recognized under the provisions of SOP 97-2, "Software Revenue Recognition." Management believes that all relevant criteria and conditions are considered when recognizing revenue.

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

Goodwill and Other Long-Lived Assets

The Company adopted the provisions of SFAS No. 142 effective October 1, 2001. Management annually reviews goodwill and other long-lived assets with indefinite useful lives for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment for long-lived assets with definite lives is based on Management's judgment as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

Pension Plans and Other Postretirement Benefit Plans

The measurement of liabilities related to pension plans and other post-retirement benefit plans is based on Management's assumptions related to future events including interest rates, return on pension plan assets, rate of compensation increases, and health care cost trend rates. Actual pension plan asset performance will either decrease or increase unamortized pension losses that will affect net earnings in future years. Depending upon the performance of the equity and bond markets in 2004, the Company could be required to record a charge to equity.

OTHER MATTERS

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 23, 2003, the FASB issued FASB Statement No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard increases the existing GAAP disclosure requirements by requiring more detailed information about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. The provisions of this standard are effective for interim periods beginning after December 15, 2003.

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include those relating to the estimates made in connection with the Company's accounting policies, annual effective tax rate, SecurVision sales volumes, timing of facilities closures, results of real estate sales, recovery in connection with the Riverhead, N. Y. property note receivable, results of future closures, consolidations, relocations, and capital requirements and operational needs for the foreseeable future. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: the timing and terms of the MicroSep divestiture; further weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; the performance of discontinued operations prior to completion of the MicroSep divestiture; successful execution of planned facility closures, sales, consolidations and relocations with regard to the Company's Puerto Rico facility and U.K. facility; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; changes in foreign or U.S. business conditions affecting the distribution of foreign earnings; costs relating to environmental matters; litigation uncertainty; and the Company's successful execution of internal operating plans.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the Company's risks since September 30, 2003. Refer to the Company's 2003 Annual Report on Form 10-K for further discussion about market risk.

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       3(c)      Articles of Merger effective       Incorporated by reference to
                 July 10, 2000                      Form10-Q for the fiscal
                                                    quarter ended June 30, 2000
                                                    at Exhibit 3(c)

        3(d)     Bylaws, as amended and             Incorporated by reference to
                 restated.                          Form10-K for the fiscal year
                                                    ended September 30, 2003 at
                                                    Exhibit 3.4

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

        4(f)     Amendment No. 2 and Consent        Incorporated by reference to
                 dated as of September 5, 2003      Form 10-K for the fiscal
                 to Credit Agreement listed as      year ended September 30,
                 Exhibit 4(d) above.                2003, at Exhibit 4.6

         31.1    Certification of Chief
                 Executive Officer relating to
                 Form 10-Q for period ended
                 December 31, 2003

         31.2    Certification of Chief
                 Financial Officer relating to
                 Form 10-Q for period ended
                 December 31, 2003

         32      Certification of Chief
                 Executive Officer and Chief
                 Financial Officer relating to
                 Form 10-Q for period ended
                 December 31, 2003

b)   Reports on Form 8-K.
On November 20, 2003, the Company filed a Current Report on Form 8-K, dated November 20, 2003, which reported in Item 7, Item 9 and Item 12 that the Company has issued a press release announcing its fiscal fourth quarter and fiscal year 2003 financial and operating results.

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

Dated:   February 10, 2004

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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


     Date:  February 10, 2004


                                                     (s) V.L. Richey, Jr.
                                                     --------------------
                                                     V.L. Richey, Jr.
                                                     Chief Executive Officer

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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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



     Date:  February 10, 2004


                                                       (s) G.E. Muenster
                                                       -----------------
                                                       G.E. Muenster
                                                       Chief Financial Officer

EXHIBIT 32


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the quarterly report of ESCO Technologies Inc. (the "Company") on Form 10-Q for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, V. L. Richey, Jr., Chief Executive Officer of the Company, and G. E. Muenster, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.




         Dated: February 10, 2004                 /s/ V.L. Richey, Jr.
                                                 --------------------
                                                 V.L. Richey, Jr.
                                                 Chief Executive Officer
                                                 ESCO Technologies Inc.


                                                 /s/ G.E. Muenster
                                                 -----------------
                                                 G.E. Muenster
                                                 Chief Financial Officer
                                                 ESCO Technologies Inc.