Form 10-Q
period 2004-03-31
ESCO TECHNOLOGIES INC
filed 2004-05-11
CIK 866706

19

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

8888 LADUE ROAD, SUITE 200
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

The number of shares of the registrant's stock outstanding at April 30, 2004 was 12,936,295.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                           ---------

                                                   2004              2003
                                                   ----              ----

  Net sales                                   $  102,171            101,996
  Costs and expenses:
     Cost of sales                                70,781            69,640
      Selling, general and administrative
      expenses                                    19,111            18,327
     Interest income                                (483)             (158)
     Other, net                                      513             2,300
                                                     ---             -----
       Total costs and expenses                   89,922            90,109
                                                  ------            ------
  Earnings before income taxes                    12,249            11,887
  Income tax expense                               4,684             4,549
                                                   -----             -----
  Net earnings from continuing operations          7,565             7,338

  Loss from discontinued operations, net of
  tax of $551 and $627, respectively              (2,200)           (1,707)
                                                  ------            ------


  Net earnings                                 $   5,365             5,631
                                                  ------             -----

  Earnings (loss) per share:
    Basic   -   Continuing operations          $     0.59        $   0.58
            -   Discontinued operations             (0.17)          (0.13)
                                                    -----           -----
            -   Net earnings                   $     0.42        $   0.45
                                                    =====           =====

    Diluted -   Continuing operations          $     0.57        $   0.56
            -   Discontinued operations             (0.17)          (0.13)
                                                    -----           -----
            -   Net earnings                   $     0.40        $   0.43
                                                    =====            ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                         Six Months Ended
                                                             March 31,
                                                             ---------

                                                      2004              2003
                                                      ----              ----

   Net sales                                     $  198,567           200,285
   Costs and expenses:
      Cost of sales                                 137,051           136,197
       Selling, general and administrative
       expenses                                      37,880            36,391
      Interest income                                  (519)             (269)
      Other, net                                      1,127             2,816
                                                      -----             -----
        Total costs and expenses                    175,539           175,135
                                                    -------           -------
   Earnings before income taxes                      23,028            25,150
   Income tax expense                                 8,875             9,338
                                                      -----             -----
   Net earnings from continuing operations           14,153            15,812

   Loss from discontinued operations, net of
   tax of $1,208 and $1,345, respectively            (2,637)           (3,629)
                                                     ------            ------

   Net earnings                                   $  11,516            12,183
                                                     ======            ======

   Earnings (loss) per share:
     Basic   -   Continuing operations            $     1.10        $   1.26
             -   Discontinued operations               (0.20)          (0.29)
                                                       -----           -----
             -   Net earnings                     $     0.90        $   0.97
                                                       =====            ====

     Diluted -   Continuing operations            $     1.06        $   1.21
             -   Discontinued operations               (0.19)          (0.28)
                                                       -----           -----
             -   Net earnings                     $     0.87        $   0.93
                                                       =====            ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        March 31, September 30,
                                                             2004         2003
                                                             ----         ----
 ASSETS                                                   (Unaudited)
 Current assets:
    Cash and cash equivalents                             $ 40,672      31,285
    Accounts receivable, less allowance for doubtful
      accounts of $653 and $734, respectively               66,314      69,379
    Costs and estimated earnings on long-term
      contracts, less progress billings of
      $8,331 and $5,089, respectively                        4,456       4,663
    Inventories                                             51,080      48,432
    Current portion of deferred tax assets                  23,446      24,187
    Other current assets                                     4,817       6,549
    Current assets from discontinued operations             23,405      21,640
                                                            ------      ------
        Total current assets                               214,190     206,135
                                                           -------     -------
 Property, plant and equipment, at cost                    127,988     122,791
 Less accumulated depreciation and amortization             56,575      51,622
                                                            ------      ------
        Net property, plant and equipment                   71,413      71,169
 Goodwill                                                   68,886      68,653
 Deferred tax assets                                        16,432      16,618
 Other assets                                               15,958      14,081
 Other assets from discontinued operations                  13,904      16,725
                                                            ------      ------
                                                           400,783     393,381
                                                           =======     =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Short-term borrowings and current
      maturities of long-term debt                        $    440      10,143
    Accounts payable                                        35,540      34,940
    Advance payments on long-term contracts, less costs
      incurred of $1,143 and $1,728, respectively            2,661       1,144
    Accrued expenses and other current liabilities          27,108      30,013
    Current liabilities from discontinued operations        10,633       9,397
                                                            ------       -----
        Total current liabilities                           76,382      85,637
                                                            ------      ------
 Deferred income                                             2,966       3,194
 Other liabilities                                          20,439      20,556
 Long-term debt                                                513         490
 Other liabilities from discontinued operations              9,395       8,115
                                                             -----       -----
        Total liabilities                                  109,695     117,992
                                                           -------     -------
 Commitments and contingencies                                  --          --
 Shareholders' equity:
     Preferred stock, par value $.01 per share,
     authorized 10,000,000 shares                               --          --
     Common stock, par value $.01 per share,
     authorized 50,000,000 shares, issued
     13,990,723 and 13,933,193 shares, respectively            140         139
    Additional paid-in capital                             218,351     216,506
    Retained earnings                                       91,807      80,292
    Accumulated other comprehensive loss                    (2,667)     (4,982)
                                                            ------      ------
                                                           307,631     291,955
    Less treasury stock, at cost: 1,103,102 and 1,105,052
    common shares, respectively                            (16,543)    (16,566)
                                                           -------     -------
        Total shareholders' equity                         291,088     275,389
                                                           -------     -------
                                                           400,783     393,381
                                                           =======     =======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Six Months Ended
                                                                 March 31,


                                                         2004              2003
                                                         ----              ----
 Cash flows from operating activities:
     Net earnings                                      $11,516          12,183
     Adjustments  to reconcile  net earnings
     to net cash  provided by operating activities:
        Net loss from discontinued operations            2,637           3,629
        Depreciation and amortization                    5,904           5,796
        Changes in operating working capital             2,309          (8,455)
        Effect of deferred taxes                           186           2,912
        Other                                            1,768           3,025
                                                         -----           -----
           Net cash  provided by  operating  activities
           - continuing operations                      24,320          19,090
           Net cash used by discontinued operations     (2,246)         (3,315)
                                                        ------          ------
           Net cash provided by operating activities    22,074           15,775
 Cash flows from investing activities:
     Acquisition of business - continuing operations         -          (4,000)
     Acquisition of business - discontinued operations       -          (1,364)
     Proceeds from Riverhead note receivable              2,120              -
     Capital expenditures - continuing operations        (4,803)        (4,121)
     Capital expenditures - discontinued operations      (1,379)        (1,897)
                                                         ------         ------
     Net cash used by investing activities               (4,062)       (11,382)
                                                         ------        -------
 Cash flows from financing activities:
     Net decrease in short-term borrowings               (9,635)          (54)
     Proceeds from long-term debt                           378             -
     Principal payments on long-term debt                   (76)          (626)
     Other (including exercise of stock options)            708          1,014
                                                            ---          -----
        Net cash (used) provided by financing
        activities                                       (8,625)           334
                                                         ------            ---
 Net increase in cash and cash equivalents                9,387          4,727
 Cash and cash equivalents, beginning of period          31,285         24,930
                                                         ------         ------
 Cash and cash equivalents, end of period               $40,672         29,657
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

     The results for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results for the entire 2004 fiscal year.


2.   DISCONTINUED OPERATIONS

     Microfiltration and Separations Businesses (MicroSep) - In July 2003, the Company announced its decision to sell the MicroSep businesses in the Filtration/Fluid Flow segment, and therefore, these businesses were recorded as discontinued operations beginning in the fourth quarter of fiscal 2003. The net sales from the MicroSep businesses were $12.0 million and $10.2 million for the three-month periods ended March 31, 2004 and 2003, respectively and $23.9 million and $21.2 million for the six-month periods ended March 31, 2004 and 2003, respectively. Effective April 2, 2004, the Company completed the sale of two of its three MicroSep businesses. PTI Advanced Filtration Inc. (Oxnard, California) and PTI Technologies Limited (Sheffield, England) were sold to domnick hunter group plc for $18 million in cash.

     The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets at March 31, 2004 and September 30, 2003 are shown below (in thousands). The Company will retain the deferred tax assets shown below and plans to repay the outstanding long-term borrowings with Bank of America (included in Other liabilities below).


                                          March 31, 2004    September 30, 2003
                                          --------------    ------------------
     Assets:
          Accounts receivable, net               $11,685                10,728
          Inventories                              9,920                 8,778
          Current portion of deferred tax assets   1,337                 1,379
          Other current assets                       463                   755
                                                     ---                   ---
               Current assets                     23,405                21,640
                                                  ------                ------
          Net property, plant & equipment         10,967                 9,096
          Deferred tax assets                      2,791                 7,493
          Other assets                               146                   136
                                                     ---                   ---
               Total assets of Discontinued
               Operations                         37,309                38,365
                                                  ======                ======

          Liabilities:
          Accounts payable                       $ 5,865                 4,522
          Accrued expenses and other current
          liabilities                              4,768                 4,875
                                                   -----                 -----
          Current liabilities                     10,633                 9,397
          Other liabilities                        9,395                 8,115
                                                   -----                 -----
               Total liabilities of Discontinued
               Operations                        $20,028                17,512
                                                 =======                ======

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

                                       Three Months Ended     Six Months Ended
                                            March 31,             March 31,
                                            ---------             ---------

                                       2004          2003     2004        2003
                                       ----          ----     ----        ----
     Weighted Average Shares
     Outstanding - Basic              12,874        12,627   12,857      12,590
     Dilutive Options and
     Performance Shares                  451           445      448         466
                                         ---           ---      ---         ---
     Adjusted Shares- Diluted         13,325        13,072   13,305      13,056
                                      ======        ======   ======      ======


     Options to purchase 104,050 shares of common stock at prices ranging from $45.36 - $48.58 and options to purchase approximately 76,500 shares of common stock at prices ranging from $34.58 - $36.33 were outstanding during the six month periods ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014. Approximately 16,000 and 52,000 performance shares were excluded from the respective computation of diluted EPS based upon the application of the treasury stock method for the three month periods ended March 31, 2004 and 2003, respectively.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," (SFAS 148) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of SFAS 123. Under APB 25, no compensation cost was recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans and performance share plans been determined based on the fair value at the grant date for awards outstanding during the three and six-month periods ended March 31, 2004 and 2003 consistent with the provisions of SFAS 148, the Company's net earnings and net earnings per share would have been as shown in the table below:

        (Unaudited)
        (Dollars in thousands, except per share amounts)
                                        Three Months Ended    Six Months Ended
                                            March 31,             March 31,
                                            ---------             ---------

                                         2004       2003      2004        2003
                                         ----       ----      ----        ----
        Net earnings, as reported      $5,365      5,631    11,516      12,183
        Less: total stock-based
        employee compensation expense
        determined under fair value
        based methods, net of tax         286        617       548       1,235
                                          ---        ---       ---       -----
        Pro forma net earnings         $5,079      5,014    10,968      10,948
                                       ======      =====    ======      ======

        Net earnings per share:
            Basic - as reported        $ 0.42       0.45      0.90        0.97
            Basic - pro forma          $ 0.39       0.40      0.85        0.87
                                       ======       ====      ====        ====

            Diluted - as reported      $ 0.40       0.43      0.87        0.93
            Diluted - pro forma        $ 0.38       0.38      0.82        0.84
                                       ======       ====      ====        ====

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six-month periods ended March 31, 2004 and 2003, respectively: expected dividend yield of 0% in both periods; expected volatility of 20.0% and 38.8%; risk-free interest rate of 3.8% and 3.8%; and expected life based on historical exercise periods of
     4.22 years and 4.25 years.

4.    INVENTORIES
     Inventories consist of the following (in thousands):
                                                  March 31,      September 30,
                                                    2004             2003
                                                    ----             ----

     Finished goods                               $13,578           12,449
     Work in process,
     including long- term contracts                16,126           14,611
     Raw materials                                 21,376           21,372
                                                   ------           ------
          Total inventories                       $51,080           48,432
                                                  =======           ======


5.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended March 31, 2004 and 2003 was $5.2 million and $5.8 million, respectively. Comprehensive income for the six-month periods ended March 31, 2004 and 2003 was $13.8 million and $13.6 million, respectively. For the six months ended March 31, 2004, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of approximately $2.3 million.

6.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers.
     Under  this  organizational   structure,  the  Company  operates  in  three
     segments: Filtration/Fluid Flow, Communications and Test.

     Management evaluates and measures the performance of its operating segments based on "Net Sales" and "EBIT", which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes. Effective October 1, 2003, corporate office operating charges are no longer being allocated to the operating units. Previously, corporate costs were allocated to the operating segments based on 2.5% of the segment's net sales. The prior year period has been adjusted to reflect the change in corporate office operating charges. "Corporate" consists of those unallocated corporate office operating charges, which were included in the "Other" operating segment in fiscal 2003 and prior periods. The table below is presented for continuing operations and excludes discontinued operations.

              ($ in millions)      Three Months ended      Six Months Ended
                                         March 31,             March 31
                                         ---------             --------

      NET SALES                    2004          2003       2004       2003
      ---------                    ----          ----       ----       ----
      Filtration/Fluid Flow      $ 42.2          39.9       82.1      79.0
      Communications               30.4          37.8       61.8      77.4
      Test                         29.6          24.3       54.7      43.9
                                   ----          ----       ----      ----
      Consolidated totals        $102.2         102.0      198.6     200.3
                                 ======         =====      =====     =====

      EBIT
      Filtration/Fluid Flow      $  4.2(1)        3.4(2)     7.7(3)    9.1(2)

      Communications                7.2           9.8       14.6      20.1
      Test                          3.3           2.4        5.5       3.7
      Corporate                    (2.9)         (3.9)(4)   (5.3)     (8.0)(5)
                                   ----          ---- --    ----      ---- --

      Consolidated EBIT            11.8          11.7       22.5      24.9

      Add: Interest income          0.5           0.2        0.5       0.3
                                    ---           ---        ---       ---

      Earnings before income
      taxes                      $ 12.3          11.9       23.0      25.2
                                 ======          ====       ====      ====

          The items listed below were described in detail in previous filings.
      (1) Includes $0.6 million of exit costs related to the Filtertek Puerto Rico facility.
      (2) Includes a $1.5 million charge resulting from an equipment lease termination related to the Whatman Hemasure MSA dispute.
      (3) Includes $1.3 million of exit costs related to the Filtertek Puerto Rico facility.
      (4) Includes $0.7 million of costs related to the Management Transition Agreement (MTA) between the Company and its former Chairman.
      (5) Includes $1.4 million of costs related to the MTA.

7.   RETIREMENT AND OTHER BENEFIT PLANS

     A summary of net periodic benefit expense for the Company's defined benefit plans and postretirement healthcare and other benefits for the three and six-month periods ended March 31, 2004 and 2003 are shown in the following tables. Net periodic benefit cost for each period presented is comprised of the following:

                                     Three Months Ended       Six Months Ended
                                           March 31,              March 31,
                                           ---------              ---------
     (Dollars in thousands)          2004          2003       2004        2003
                                     ----          ----       ----        ----
     Defined benefit plans
          Service cost              $ 140           463      $ 280       1,019
          Interest cost               623           675      1,245       1,491
          Expected return on assets  (675)         (700)    (1,350)    (1,400)
     Amortization of:
          Prior service cost           --            --         --         47
          Actuarial (gain) loss       100           112        200        318
                                      ---           ---        ---        ---
     Net periodic benefit cost      $ 188           550      $ 375      1,475
                                     ====           ===       ====      =====


     Net periodic postretirement benefit cost for each period presented is comprised of the following:

                                       Three Months Ended    Six Months Ended
                                           March 31,             March 31,
                                           ---------             ---------
     (Dollars in thousands)            2004          2003    2004        2003
                                       ----          ----    ----        ----
     Service cost                      $ 11          $ 5     $ 16        $ 10
     Interest cost                       17           25       25          50
     Amortization of actuarial gain     (12)         (30)     (25)        (60)
                                        ---          ---      ---         ---
     Net periodic postretirement
     benefit cost                      $ 16          $ --    $ 16        $ --
                                       ====          ==      ====        ==


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following discussion refers to the Company's results from continuing operations, except where noted. The Microfiltration and Separations businesses (MicroSep) are accounted for as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the MicroSep businesses are reflected as discontinued operations in the financial statements and related notes for all periods shown. In addition, at March 31, 2003, Rantec Power Systems Inc. was also accounted for as a discontinued operation.

NET SALES Net sales were $102.2 million and $102.0 million for the fiscal quarters ended March 31, 2004 and 2003, respectively. Net sales for the six-month periods ended March 31, 2004 and 2003 were $198.6 million and $200.3 million, respectively.

-Filtration/Fluid Flow Net sales increased $2.3 million (5.8%) to $42.2 million for the second quarter of fiscal 2004 from $39.9 million for the second quarter of fiscal 2003. Net sales increased $3.1 million (3.9%) to $82.1 million for the first six months of fiscal 2004 from $79.0 million for the first six months of fiscal 2003. The sales increase during the fiscal quarter ended March 31, 2004 as compared to the prior year quarter is mainly due to the following: higher defense shipments at VACCO of $1.4 million, higher commercial and military aerospace shipments at PTI of $0.6 million and a net sales increase at Filtertek of $0.4 million primarily driven by the favorable impact of foreign currency exchange rates. The sales increase for the first six months of fiscal 2004 as compared to the prior year period is mainly due to the following: higher defense shipments at VACCO of $2.1 million and a net sales increase at Filtertek of $1.7 million primarily driven by the favorable impact of foreign currency exchange rates, partially offset by a $0.6 million decline in sales of commercial aerospace products.

-Communications For the second quarter of fiscal 2004, net sales of $30.4 million were $7.4 million, or 19.6% lower than the $37.8 million of net sales recorded in the second quarter of fiscal 2003. Net sales of $61.8 million in the first six months of fiscal 2004 were $15.6 million, or 20.2% lower than the $77.4 million recorded in the first six months of fiscal 2003. The sales decreases in the second quarter of fiscal 2004 and the first six months of fiscal 2004 as compared to the prior year periods are the result of a decline in shipments of Automatic Meter Reading (AMR) products to PPL Electric Utilities Corporation (PPL) as the contract is nearing completion. Sales to PPL were $7.4 million and $15.2 million in the fiscal quarters ended March 31, 2004 and 2003, respectively, and $19.9 million and $37.8 million in the first six months of fiscal 2004 and 2003, respectively. The PPL contract is scheduled for completion in the fourth quarter of fiscal 2004. The Company expects sales to PPL to be less than $1.0 million in the second half of fiscal 2004. The decrease in sales to PPL was partially offset by significantly higher AMR product sales to the electric utility cooperative (COOP) market and other customers. Sales to COOP and other customers were $22.5 million and $19.9 million in the fiscal quarters ended March 31, 2004 and 2003, respectively, and were $41.0 million and $33.7 million for the first six months of fiscal 2004 and 2003, respectively.

Sales of Comtrak's SecurVision products were $0.4 million for the second quarter of fiscal 2004 as compared to $2.7 million for the prior year second quarter and $0.9 million for the first six months of fiscal 2004 as compared to $5.8 million for the prior year six-month period. The decreases in sales for the second quarter of fiscal 2004 and in the first six months of fiscal 2004 as compared to the prior year periods are due to a delay in deliveries as a result of a significant customer requesting Comtrak to modify its software operating system to provide enhanced "virus" protection within the product. Normal sales volumes are anticipated to resume during the third quarter of fiscal 2004.

-Test Net sales increased $5.3 million (21.8%) to $29.6 million for the second quarter of fiscal 2004 from $24.3 million for the second quarter of fiscal 2003. Net sales increased $10.8 million (24.6%) to $54.7 million for the first six months of fiscal 2004 from $43.9 million for the first six months of fiscal 2003. The sales increase during the fiscal quarter ended March 31, 2004 as compared to the prior year quarter is mainly due to higher sales of test chambers of approximately $5.7 million, primarily driven by two projects in Europe. The sales increase for the first six months of fiscal 2004 as compared to the prior year period is mainly due to the following: higher sales of test chambers of approximately $8.5 million, primarily driven by two projects in Europe; the acoustics business (which includes results of operations for two quarters in the current year compared to one quarter in the prior year), which contributed $1.7 million to the increase in sales for the first six months of fiscal 2004 and an increase in sales from the Company's Asian operations of approximately $0.5 million

ORDERS AND BACKLOG Backlog was $259.5 million at March 31, 2004 compared with $263.0 million at September 30, 2003. The Company received new orders totaling $195.1 million in the first six months of fiscal 2004. New orders of $86.3 million were received in the first six months of fiscal 2004 related to Filtration/Fluid Flow products, $57.5 million related to Communications products (includes $56.6 million of new orders related to AMR products, primarily for the COOP market), and $51.3 million related to Test products. Backlog decreased in the Communications segment due to $19.9 million of shipments to PPL during the first six months of fiscal 2004.

COST OF SALES Cost of sales was $70.8 million (69.3% of net sales) and $69.6 million (68.3% of net sales) for the second quarter of fiscal 2004 and 2003, respectively. Cost of sales was $137.1 million (69.0% of net sales) and $136.2 million (68.0% of net sales) for the first six months of fiscal 2004 and 2003, respectively. Cost of sales as a percent of net sales increased slightly in the second quarter of fiscal 2004 and the first six months of fiscal 2004 as compared to the prior year periods mainly due to dual facility costs in the Filtration/Fluid Flow segment as a result of the closure of the Puerto Rico facility and ramp-up in Mexico and lower margins on the Company's commercial aerospace products. The closure and relocation of the Puerto Rico facility was completed in March 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative (SG&A) expenses for the second quarter of fiscal 2004 were $19.1 million (18.7% of net sales), compared with $18.3 million (18.0% of net sales) for the prior year period. For the first six months of fiscal 2004, SG&A expenses were $37.9 million (19.1% of net sales) compared with $36.4 million (18.2% of net sales) for the prior year period. The increase in SG&A spending in the fiscal quarter ended March 31, 2004 and in the first six months of fiscal 2004 as compared to the respective prior year periods is mainly due to the costs associated with research and development, engineering, and marketing within the Communications segment to further penetrate the investor owned utility market. In addition, the acoustics business acquired in fiscal 2003 had $0.9 million of SG&A expenses in the first six months of fiscal 2004 (two quarters) compared to $0.5 million in the prior year period (one quarter). SG&A also includes severance charges related to the closure of the Puerto Rico facility of $0.2 million in the second quarter of fiscal 2004 and $0.5 million in the first six months of fiscal 2004. The first six months of fiscal 2003 included $1.4 million of SG&A expenses related to the MTA, as described in previous filings.

OTHER COSTS AND EXPENSES, NET Other costs and expenses, net, were $0.5 million for the quarter ended March 31, 2004 compared to $2.3 million for the prior year quarter. Other costs and expenses, net, were $1.1 million for the first six months of fiscal 2004 compared to $2.8 million for the prior year period. The principal component of other costs and expenses, net, for the fiscal quarter ended March 31, 2004 included $0.5 million of exit costs related to the Puerto Rico facility. Principal components of other costs and expenses, net, for the first six months of fiscal 2004 included $0.9 million of exit costs related to the Puerto Rico facility and $0.5 million of amortization of identifiable intangible assets (primarily patents and licenses). Principal components of other costs and expenses, net, for the first six months of fiscal 2003 included a $1.5 million charge resulting from an equipment lease termination related to the previously disclosed Whatman MSA dispute (Filtration/Fluid Flow segment) and $0.5 million of amortization of patents and licenses.

EBIT The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $11.8 million (11.5% of net sales) for the second quarter of fiscal 2004 and $11.7 million (11.5% of net sales) for the second quarter of fiscal 2003. For the first six months of fiscal 2004, EBIT was $22.5 million (11.3% of net sales) and $24.9 million (12.4% of net sales) for the first six months of fiscal 2003. EBIT in the second quarter of fiscal 2004 was negatively impacted by the cost of sales and SG&A items mentioned earlier, which included $0.6 million of severance and exit costs related to the Puerto Rico facility (Filtration/Fluid Flow segment). EBIT for the first six months of fiscal 2004 was negatively impacted by the cost of sales and SG&A items mentioned earlier, which included $1.3 million of severance and exit costs related to the Filtertek Puerto Rico facility (Filtration/Fluid Flow segment). EBIT for the six-month period ended March 31, 2003 was negatively impacted by $1.4 million of MTA costs and a $1.5 million charge resulting from an equipment lease termination related to the Whatman Hemasure MSA dispute (Filtration/Fluid Flow segment).

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



                                     Three Months ended       Six Months ended
    ($ in thousands)                      March 31,               March 31,

                                     2004          2003       2004        2003
                                     ----          ----       ----        ----
    EBIT                          $11,766       $11,729     22,509      24,881
    Add: Interest income              483           158        519         269
    Less: Income taxes              4,684         4,549      8,875       9,338
                                    -----         -----      -----       -----
    Net earnings from
    continuing operations         $ 7,565       $ 7,338    14,153       15,812
                                  =======       =======    ======       ======


-Filtration/Fluid Flow EBIT was $4.2 million and $3.4 million in the second quarters of fiscal 2004 and 2003, respectively, and $7.7 million and $9.1 million in the first six months of fiscal 2004 and 2003, respectively. For the second quarter of fiscal 2004 as compared to the prior year quarter, EBIT increased $0.8 million due to higher defense shipments at VACCO. For the first six months of fiscal 2004 as compared to the prior year period, EBIT decreased approximately $1.4 million due to the following: a $1.8 million decrease at PTI due to lower shipments of commercial aerospace products and changes in the sales mix of military aftermarket products; a $1.0 million decrease at Filtertek due to $1.3 million of exit costs related to the Puerto Rico facility; partially offset by a $1.4 million increase at VACCO due to higher defense shipments. The closure and relocation of the Puerto Rico facility was completed in March 2004. Management expects the Puerto Rico facility to be sold within the next twelve months.

-Communications

EBIT in the second quarter of fiscal 2004 was $7.2 million as compared to $9.8 million in the prior year period. For the first six months of fiscal 2004, EBIT was $14.6 million as compared to $20.1 million in the prior year period. The decrease in EBIT in the second quarter of fiscal 2004 and in the first six months of fiscal 2004 as compared to the prior year periods is mainly due to lower shipments of AMR equipment to PPL as the contract is nearing completion. The Company continues to increase its engineering and new product development expenditures in the Communications segment in order to continue its growth in the AMR markets, and to further differentiate its technology from the competition.

In addition, Comtrak's EBIT decreased approximately $0.8 million in the second quarter of fiscal 2004 and $1.9 million in the first six months of fiscal 2004 as compared to the respective prior year periods due to the decreased sales as a result of the software modifications noted earlier.

-Test

EBIT in the second quarter of fiscal 2004 was $3.3 million as compared to $2.4 million in the prior year period. For the first six months of fiscal 2004, EBIT increased $1.8 million to $5.5 million from $3.7 million in fiscal 2003. The increases in EBIT as compared to the prior year periods are mainly due to the increases in sales volume.

-Corporate

Corporate costs included in EBIT were ($2.9) million and ($5.3) million for the three and six-month periods ended March 31, 2004, respectively, compared to ($3.9) million and ($8.0) million for the respective prior year periods. EBIT for the first six months of fiscal 2003 included $1.4 million of MTA costs. The decrease in corporate costs for the first six months of fiscal 2004 as compared to the prior year period is also due to lower operating costs, including personnel related costs.

INTEREST INCOME, NET

Interest income, net, was $0.5 million for both the three and six-month periods ended March 31, 2004, compared to $0.2 million and $0.3 million for the respective prior year periods. The increase in interest income for the second quarter of fiscal 2004 and in the first six months of fiscal 2004 as compared to the respective prior year periods is due to higher average cash balances on hand in fiscal 2004 and the interest received on the collection of the Riverhead note receivable, see further discussion below.

INCOME TAX EXPENSE

The second quarter fiscal 2004 effective income tax rate was 38.2% compared to 38.3% in the second quarter of fiscal 2003. The effective income tax rate in the first six months of fiscal 2004 was 38.5% compared to 37.1% in the prior year period. The increase in the effective income tax rate in the first six months of fiscal 2004 is primarily due to the timing and volume of profit contributions of the Company's foreign operations. The Company estimates the annual effective tax rate for fiscal 2004 to be approximately 38%, excluding the effect of discontinued operations.

CAPITAL RESOURCES AND LIQUIDITY

Working capital increased to $137.8 million at March 31, 2004 from $120.5 million at September 30, 2003. During the first six months of fiscal 2004, accounts receivable decreased by $3.1 million due to cash collections during the period. Inventories increased by $2.6 million in the first six months of fiscal 2004 mainly to provide safety stock to support the facility relocations related to the Filtertek Puerto Rico move (Filtration/Fluid Flow segment) and to support near term demand in the Test segment. In addition, accounts payable and accrued expenses decreased by $2.3 million in the first six months of fiscal 2004 primarily due to the timing of payments.

Net cash provided by operating activities from continuing operations increased $5.2 million to $24.3 million in the first six months of fiscal 2004, compared to $19.1 million in the same period of fiscal 2003, mainly due to lower working capital investments in the current period.

Capital expenditures from continuing operations were $4.8 million and $4.1 million in the first six months of fiscal 2004 and 2003, respectively. Major expenditures in the current period included manufacturing equipment and facility modifications used in the Filtration/Fluid Flow businesses. The Company has approximately $4 million in capital commitments in the Communications segment to further differentiate its products and to further penetrate the investor owned utility market. This amount will be spent within the next six months.

On February 18, 2004, the Company received $2.1 million as final payment on the note receivable from the sale of the Riverhead, NY property and recorded the excess over book value of $0.3 million as interest income.

Effective September 5, 2003, the Company amended its existing revolving credit facility. The amended credit facility continues to have $5 million annual reductions, a $25 million increase option through April 11, 2004 (which has expired) and a final maturity and expiration of April 11, 2005. At March 31, 2004, the Company had not exercised the $25 million increase option and the revolving line of credit was $65 million. At March 31, 2004, the Company had approximately $52.7 million available to borrow under the credit facility in addition to $40.7 million cash on hand. Against the $65 million available under the revolving credit facility at March 31, 2004, the Company had $9.2 million of outstanding long-term borrowings related to the Bea acquisition (included in "Other liabilities from discontinued operations") and outstanding letters of credit of $3.1 million. Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

SUBSEQUENT EVENT

Effective April 2, 2004, the Company completed the sale of two of its three Microfiltration and Separations (MicroSep) businesses. PTI Advanced Filtration Inc. (Oxnard, California) and PTI Technologies Limited (Sheffield, England) were sold to domnick hunter group plc for $18 million in cash. Management expects to complete the sale of the remaining MicroSep business, PTI S.p.A. (Milan, Italy) prior to September 30, 2004. PTI S.p.A. will continue to be accounted for as a discontinued operation through the date of its divestiture.

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

Accounts Receivable

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible. This estimated allowance is based primarily on Management's evaluation of the financial condition of the customer and historical bad debt experience.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 23, 2003, the FASB issued FASB Statement No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard increases the existing GAAP disclosure requirements by requiring more detailed information about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. The provisions of this standard were adopted in the second quarter of fiscal 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Currently, the Company does not believe it will need to amend its plan to benefit from the Act.

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include those relating to the estimates made in connection with the Company's accounting policies, annual effective tax rate, SecurVision sales volumes, results of sale of real estate in Puerto Rico, results of PTI S.p.A. divestiture, and capital requirements and operational needs for the foreseeable future. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: the timing and terms of the PTI S.p.A. divestiture; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; the performance of discontinued operations prior to completion of the PTI S.p.A. divestiture; successful execution of planned sales with regard to the Company's Puerto Rico facility; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; changes in foreign or U.S. business conditions affecting the distribution of foreign earnings; costs relating to environmental matters; litigation uncertainty; and the Company's successful execution of internal operating plans.

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



                            PART II OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits
  Exhibit
  Number

 3(a) Restated Articles of            Incorporated by reference to Form 10-K
      Incorporation                   for the fiscal year ended
                                      September 30, 1999, at  Exhibit 3(a)

 3(b) Amended Certificate of          Incorporated by reference to Form 10-Q
      Designation Preferences         for the fiscal quarter ended March 31,
      and Rights of Series A          2000, at Exhibit 4(e)
      Participating Cumulative
      Preferred Stock of the
      Registrant

 3(c) Articles of Merger effective    Incorporated by reference to Form10-Q
      July 10, 2000                   for the fiscal quarter ended June 30,
                                      2000, at Exhibit  3(c)

 3(d) Bylaws, as amended and          Incorporated by reference to Form10-K
      restated.                       for the fiscal year ended September 30,
                                      2003, at  Exhibit 3.4

 4(a) Specimen Common Stock           Incorporated by reference to Form10-Q for
      Certificate                     the fiscal quarter ended June 30, 2000,
                                      at Exhibit 4(a)

 4(b) Specimen Rights Certificate     Incorporated by reference to Exhibit B to
                                      Exhibit 4.1 to the Registrant's Current
                                      Report on Form 8-K dated February 3, 2000

 4(c) Rights Agreement dated as of    Incorporated by reference to Current
      September 24, 1990 (as amended Report on Form 8-K dated February 3, and Restated as of February 3, 2000, at Exhibit 4.1
      2000) between the Registrant
      and Registrar and Transfer
      Company, as successor Rights
      Agent

 4(d) Amended and Restated Credit     Incorporated by reference to Form 10-Q
      Agreement dated as of           for the fiscal quarter ended March 31,
      February 28, 2001 among the     2001, at Exhibit 4(d)
      Registrant, Bank of America,
      N.A., as agent, and the lenders
      listed therein

 4(e) Amendment No. 1 dated as of      Incorporated by reference to Form 10-Q
      April 5, 2002 to Credit          for the fiscal quarter ended June 30,
      Agreement listed as Exhibit      2002, at Exhibit 4(e).
      4(d) above.

 4(f) Amendment No. 2 and Consent      Incorporated by reference to Form 10-K
      dated as of September 5, 2003    for the fiscal year ended September 30,
      to Credit Agreement listed as    2003, at Exhibit 4(d)
      Exhibit 4(d) above

  10  2004 Incentive Compensation Plan Incorporated by reference to Notice of
                                       Annual Meeting of Stockholders and Proxy
                                       Statement dated December 29, 2003, at
                                       Appendix B

 31.1 Certification of Chief Executive
      Officer relating to Form 10-Q
      for period ended March  31, 2004

 31.2 Certification of Chief Financial
      Officer relating to Form 10-Q for
      period ended March 31, 2004

  32  Certification of Chief Executive
      Officer and Chief Financial Officer
      relating to Form 10-Q for period
      ended March 31, 2004




b)   Reports on Form 8-K.

     On February 5, 2004, the Company filed a Current Report on Form 8-K, dated February 5, 2004, which reported in Item 7, Item 9 and Item 12 that the Company was issuing a press release that date announcing its fiscal 2004 first quarter financial and operating results, which would be included on its website, and that a related conference call would be held.


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





Dated:   May 11, 2004

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


     Date:    May 11, 2004


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



     Date:    May 11, 2004


                                                 (s) G.E. Muenster
                                                 -----------------
                                                     G.E. Muenster
                                                     Chief Financial Officer

                                   EXHIBIT 32


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the quarterly report of ESCO Technologies Inc. (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, V. L. Richey, Jr., Chief Executive Officer of the Company, and G. E. Muenster, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




         Dated:   May 11, 2004
                                        /s/ V.L. Richey, Jr.
                                        --------------------
                                            V.L. Richey, Jr.
                                            Chief Executive Officer
                                            ESCO Technologies Inc.

                                        /s/ G.E. Muenster
                                        -----------------
                                            G.E. Muenster
                                            Chief Financial Officer
                                            ESCO Technologies Inc.