Form 10-Q
period 2004-06-30
ESCO TECHNOLOGIES INC
filed 2004-08-11
CIK 866706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No___

The number of shares of the registrant's common stock outstanding at July 31, 2004 was 12,970,886.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                       Three Months Ended
                                                            June 30,
                                                            --------

                                                      2004              2003
                                                      ----              ----

Net sales                                       $  107,911           90,794
Costs and expenses:
   Cost of sales                                    70,125           62,769
    Asset impairment                                     -            4,528
    Selling, general and administrative expenses    19,670           17,438
   Interest (income) expense                          (129)             175
   Other, net                                           71           (1,195)
                                                    ------           ------
     Total costs and expenses                       89,737           83,715
Earnings before income taxes                        18,174            7,079
Income tax expense                                   6,958            2,628
                                                    ------            -----
Net earnings from continuing operations             11,216            4,451

Loss from discontinued operations, net of
tax of $(527)and $(580), respectively               (1,100)          (1,190)

Gain on sale of discontinued operations,
net of tax benefit of $(1,153) and tax expense
of $733, respectively                                1,925              894
   -----                                             -----              ---

Net gain (loss) from discontinued operations           825             (296)

Net earnings                                   $    12,041            4,155
                                                    ======            =====

Earnings (loss) per share:
  Basic   -   Continuing operations             $     0.87             0.35
          -   Discontinued operations                 0.06            (0.02)
                                                      ----            -----
          -   Net earnings                      $     0.93             0.33
                                                      ====             ====

  Diluted -   Continuing operations             $     0.84             0.34
          -   Discontinued operations                 0.06            (0.02)
                                                      ----            -----
          -   Net earnings                      $     0.90             0.32
                                                      ====             ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                        Nine Months Ended
                                                             June 30,
                                                             --------

                                                       2004              2003
                                                       ----              ----

  Net sales                                      $  306,477           291,079
  Costs and expenses:
     Cost of sales                                  207,175           198,966
      Asset impairment                                    -             4,528
      Selling, general and administrative expenses   57,549            53,829
     Interest income                                   (648)              (94)
     Other, net                                       1,199             1,621
                                                    -------           -------
       Total costs and expenses                     265,275           258,850
  Earnings before income taxes                       41,202            32,229
  Income tax expense                                 15,833            11,966
                                                     ------            ------
  Net earnings from continuing operations            25,369            20,263

  Loss from discontinued operations, net of tax of   (3,737)           (4,819)
  $(1,735) and $(1,925), respectively

  Gain on sale of discontinued operations, net
  of tax benefit of $(1,153) and tax expense of
  $733, respectively                                  1,925               894
                                                      -----               ---

  Net loss from discontinued operations              (1,812)          (3,925)

  Net earnings                                    $  23,557           16,338
                                                     ======           ======


  Earnings (loss) per share:
    Basic   -   Continuing operations            $     1.97             1.60
            -   Discontinued operations               (0.14)           (0.31)
                                                      -----            -----
            -   Net earnings                     $     1.83             1.29
                                                       ====             ====

    Diluted -   Continuing operations            $     1.91             1.55
            -   Discontinued operations               (0.14)           (0.30)
                                                      -----            -----
            -   Net earnings                     $     1.77             1.25
                                                       ====             ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                 June 30,       September 30,
                                                   2004             2003
                                                   ----             ----
ASSETS                                        (Unaudited)
Current assets:
   Cash and cash equivalents                  $   57,544          31,285
   Accounts receivable, net                       76,922          69,379
   Costs and estimated earnings on long-term
     contracts, less progress billings of
     $5,098 and $5,089, respectively               2,229           4,663
   Inventories                                    46,736          48,432
   Current portion of deferred tax assets         24,962          24,187
   Other current assets                            4,459           6,549
   Current assets from discontinued operations         -          21,640
                                                 -------         -------
       Total current assets                      212,852         206,135
                                                 -------         -------
Property, plant and equipment, net                71,912          71,169
Goodwill                                          69,002          68,653
Other assets                                      35,188          30,699
Other assets from discontinued operations              -          16,725
                                                 -------          ------
                                               $ 388,954         393,381
                                                 =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current
     maturities of long-term debt             $       37           10,143
   Accounts payable                               29,861           34,940
   Advance payments on long-term contracts,
     less costs incurred of $2,224 and
     $1,728, respectively                          2,200            1,144
   Accrued expenses and other current
     liabilities                                  29,291           30,013
   Current liabilities from discontinued
     operations                                        -            9,397
                                                  ------            -----
       Total current liabilities                  61,389           85,637
                                                  ------           ------
Deferred income                                    2,852            3,194
Other liabilities                                 21,227           20,556
Long-term debt                                       509              490
Other liabilities from discontinued operations         -            8,115
                                                  ------            -----
       Total liabilities                          85,977          117,992
                                                  ------          -------
Commitments and contingencies                          -                -
Shareholders' equity:
    Preferred stock, par value $.01 per share,
      authorized 10,000,000 shares                     -                -
    Common stock, par value $.01 per share,
      authorized 50,000,000 shares, issued
      14,069,955 and 13,933,193 shares,
      respectively                                   141              139
   Additional paid-in capital                    218,302          216,506
   Retained earnings                             103,848           80,292
   Accumulated other comprehensive loss           (2,782)          (4,982)
                                                 -------          -------
                                                 319,509          291,955
   Less treasury stock, at cost: 1,102,127
     and 1,105,052 common shares, respectively   (16,532)         (16,566)
                                                 -------          -------
       Total shareholders' equity                302,977          275,389
                                                 -------          -------
                                               $ 388,954          393,381
                                                 =======          =======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Nine Months Ended
                                                                  June 30,
                                                                  --------

                                                               2004      2003
                                                               ----      ----
Cash flows from operating activities:
    Net earnings                                           $ 23,557    16,338
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Net loss from discontinued operations, net of tax      1,812     3,925
       Depreciation and amortization                          8,980     8,446
       Changes in operating working capital                  (6,843)   (9,294)
       Effect of deferred taxes                                 121     4,507
       Proceeds from settlement of patent litigation              -     7,300
       Gain on settlement of patent litigation                    -    (2,056)
       Other                                                  3,163     4,444
                                                              -----     -----
          Net  cash  provided  by  operating  activities-
              continuing operations                          30,790    33,610
          Net cash used by discontinued operations           (2,735)   (4,708)
                                                             ------    ------
          Net cash provided by operating activities          28,055    28,902
Cash flows from investing activities:
    Acquisition of business - continuing operations            (238)   (4,000)
    Acquisition of business - discontinued operations             -    (1,364)
    Proceeds from Riverhead note receivable                   2,120         -
    Proceeds from divestiture of businesses                  23,275     6,000
    Capital expenditures - continuing operations             (7,905)   (7,173)
    Capital expenditures - discontinued operations           (1,390)   (2,542)
                                                             ------    ------
    Net cash provided (used) by investing activities         15,862    (9,079)
                                                             ------    ------
Cash flows from financing activities:
    Net decrease in short-term borrowings                   (10,000)      (86)
    Proceeds from long-term debt                                378         -
    Principal payments on long-term debt  -  continuing
      operations                                               (478)     (626)
    Principal payments on long-term debt-  discontinued
      operations                                             (9,024)        -
    Purchases of common stock into treasury                       -    (1,438)

    Other (including exercise of stock options)               1,466     2,789
                                                              -----     -----
       Net cash (used) provided by financing activities     (17,658)      639
                                                            -------       ---
Net increase in cash and cash equivalents                    26,259    20,462
Cash and cash equivalents, beginning of period               31,285    24,930
                                                             ------    ------
Cash and cash equivalents, end of period                   $ 57,544    45,392
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

     The results for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results for the entire 2004 fiscal year.


2.   DISCONTINUED OPERATIONS

     Microfiltration and Separations Businesses (MicroSep) -
     -------------------------------------------------------

     In July 2003, the Company announced its decision to sell the MicroSep businesses in the Filtration/Fluid Flow segment, and therefore, these businesses were recorded as discontinued operations beginning in the fourth quarter of fiscal 2003. Effective April 2, 2004, the Company completed the sale of two of its three MicroSep businesses. PTI Advanced Filtration Inc. (Oxnard, California) and PTI Technologies Limited (Sheffield, England) were sold to domnick hunter group plc for $18 million in cash. On June 8, 2004, the Company completed the sale of PTI S.p.A. (Milan, Italy) to a group of investors comprised of the subsidiary's senior management for $5.3 million. A pretax gain of $0.8 million related to the sale of the MicroSep businesses is reflected in the Company's fiscal 2004 third quarter results in discontinued operations. The net sales from the MicroSep businesses were $5.6 million and $11.5 million for the three-month periods ended June 30, 2004 and 2003, respectively and $29.4 million and $32.7 million for the nine-month periods ended June 30, 2004 and 2003, respectively.

     The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets at September 30, 2003 are shown below (in thousands).


                                                            September 30, 2003
                                                            ------------------
     Assets:
     -------
     Accounts receivable, net                                  $    10,728
     Inventories                                                     8,778
     Current portion of deferred tax assets                          1,379
     Other current assets                                              755
                                                                    ------
          Current assets                                            21,640
     Net property, plant & equipment                                 9,096
     Deferred tax assets                                             7,493
     Other assets                                                      136
                                                                    ------
          Total assets of Discontinued Operations              $    38,365
                                                                    ======

     Liabilities:
     ------------
     Accounts payable                                          $     4,522
     Accrued expenses and other current liabilities                  4,875
                                                                     -----
     Current liabilities                                             9,397
     Other liabilities                                               8,115
                                                                     -----
          Total liabilities of Discontinued Operations         $    17,512
                                                                    ======

3.   EARNINGS PER SHARE (EPS)

     Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and vesting of performance-accelerated restricted shares (restricted shares) by using the treasury stock method. The number of shares used in the calculation of earnings per share for each period presented is as follows (in thousands):

                                       Three Months Ended     Nine Months Ended
                                          June 30,                  June 30,
                                          --------                  --------

                                       2004          2003       2004       2003
                                       ----          ----       ----       ----
     Weighted Average Shares
     Outstanding - Basic             12,938        12,717     12,885     12,634
     Dilutive Options and Restricted
     Shares                             377           436        425        451
                                        ---           ---        ---        ---
     Adjusted Shares- Diluted        13,315        13,153     13,310     13,085
                                     ======        ======     ======     ======


     Options to purchase 110,750 shares of common stock at prices ranging from $46.95 - $50.55 and options to purchase 2,000 shares of common stock at a price of $36.33 were outstanding during the nine month periods ended June 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014. Approximately 16,000 and 51,000 restricted shares were excluded from the respective computation of diluted EPS based upon the application of the treasury stock method for the three month periods ended June 30, 2004 and 2003, respectively.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," (SFAS 148) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of SFAS 123. Under APB 25, no compensation cost was recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans and restricted share plans been determined based on the fair value at the grant date for awards outstanding during the three and nine-month periods ended June 30, 2004 and 2003 consistent with the provisions of SFAS 148, the Company's net earnings and net earnings per share would have been as shown in the table below:

     (Unaudited)
     (Dollars in thousands, except per
     share amounts)
                                         Three Months Ended   Nine Months Ended
                                               June 30,          June 30,
                                               --------          --------

                                             2004    2003       2004     2003
                                             ----    ----       ----     ----
     Net earnings, as reported             $12,041   4,155   $ 23,557   16,338
     Less: total stock-based employee
         compensation expense determined
         under fair value based methods,
         net of tax                            206     384        753    1,619
                                               ---     ---        ---    -----
     Pro forma net earnings                $11,835   3,771    $22,804   14,719
                                            ======   =====     ======   ======

     Net earnings per share:
         Basic - as reported               $  0.93    0.33    $  1.83     1.29
                                              ====    ====       ====     ====
         Basic - pro forma                    0.91    0.30       1.77     1.17
                                              ====    ====       ====     ====


         Diluted - as reported             $  0.90    0.32       1.77     1.25
                                              ====    ====       ====     ====
         Diluted - pro forma                  0.89    0.29     $ 1.71     1.12
                                              ====    ====       ====     ====


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and nine-month periods ended June 30, 2004 and 2003, respectively: expected dividend yield of 0% in both periods; expected volatility of 16.4% and 33.8%; risk-free interest rate of 4.6% and 3.5%; and expected life based on historical exercise periods of
     4.24 years and 4.04 years.

4.    INVENTORIES
     Inventories consist of the following (in thousands):
                                          June 30,        September 30,
                                           2004               2003
                                           ----               ----

     Finished goods                      $11,600            12,449
     Work in process, including long
       - term contracts                   15,554            14,611
     Raw materials                        19,582            21,372
                                          ------            ------
          Total inventories              $46,736            48,432
                                         =======            ======


5.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended June 30, 2004 and 2003 was $11.9 million and $6.4 million, respectively. Comprehensive income for the nine-month periods ended June 30, 2004 and 2003 was $25.8 million and $20.0 million, respectively. For the three and nine month periods ended June 30, 2004, the Company's comprehensive income was negatively impacted by foreign currency translation adjustments of $0.2 million and positively impacted by foreign currency translation adjustments of $2.1 million, respectively.

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

    ($ in millions)             Three Months ended          Nine Months Ended
                                      June 30,                   June 30,
                                      --------                   --------


      NET SALES                  2004          2003         2004        2003
      ---------                  ----          ----         ----        ----
      Filtration/Fluid Flow    $ 44.0          41.6       $126.2       120.6
      Communications             37.2          28.5         99.0       105.9
      Test                       26.7          20.7         81.3        64.6
                                 ----          ----         ----        ----
      Consolidated totals      $107.9          90.8       $306.5       291.1
                                =====          ====        =====       =====

      EBIT
      ----
      Filtration/Fluid Flow    $  6.4           2.4(1)    $ 14.1(2)    11.5(3)
      Communications             11.7           5.5         26.3       25.7
      Test                        2.8           1.2(4)       8.3        4.9(4)
      Corporate                  (2.9)         (1.8)        (8.1)     (10.0)(5)
                                 ----          ----         ----      -----
      Consolidated EBIT          18.0           7.3         40.6       32.1
      Add: Interest income        0.2          (0.2)         0.6        0.1
                                  ---          ----          ---        ---
      Earnings before income
        taxes                  $ 18.2           7.1       $ 41.2       32.2
                                 ====           ===         ====       ====


          The items listed below were  described in detail in previous  filings.

     (1) Includes $4.7 million of impairment charges and exit costs related to the Filtertek Puerto Rico facility and a $2.1 million gain related to the settlement of patent litigation.

     (2) Includes $1.3 million of exit costs related to the Filtertek Puerto Rico facility.

     (3) Includes $4.7 million of impairment charges and exit costs related to the Filtertek Puerto Rico facility and a $2.1 million gain related to the settlement of patent litigation. Also, includes a $1.5 million charge resulting from an equipment lease termination related to the Whatman Hemasure contract dispute.

     (4)  Includes   $0.3   million  of  charges   related  to  the  U.K.   Test
          move/restructuring.

     (5) Includes $1.4 million of costs related to the Management Transition Agreement (MTA) between the Company and its former Chairman.

7.   RETIREMENT AND OTHER BENEFIT PLANS

A summary of net periodic benefit expense for the Company's defined benefit plans and postretirement healthcare and other benefits for the three and nine-month periods ended June 30, 2004 and 2003 are shown in the following tables. Effective December 31, 2003, the Company's defined benefit plan (The Retirement Plan) was frozen and no additional benefits will be accrued after that date. Net periodic benefit cost for each period presented is comprised of the following:

                                    Three Months Ended       Nine Months Ended
                                          June 30,                June 30,
                                          --------                --------
     (Dollars in thousands)          2004        2003       2004         2003
     ----------------------          ----        ----       ----         ----
     Defined benefit plans
          Service cost               $140        386        $420        1,404
          Interest cost               623        563       1,868        2,054
          Expected return on assets  (675)      (584)     (2,025)      (1,984)
     Amortization of:
          Prior service cost           --         --          --           47
          Actuarial (gain) loss       100         94         300          413
     Curtailment charge                --         40          --           40
                                      ---        ---         ---        -----
     Net periodic benefit cost       $188        499        $563        1,974
                                     ====        ===        ====        =====


          Net periodic postretirement benefit cost for each period presented is comprised of the following:

                                       Three Months Ended    Nine Months Ended
                                             June 30,            June 30,
                                             --------            --------
     (Dollars in thousands)               2004    2003       2004     2003
                                          ----    ----       ----     ----
     Service cost                         $  8       5       $ 24       15
     Interest cost                          13      25         38       75
     Amortization of actuarial gain        (13)    (30)       (38)     (90)
     Settlement gain (1)                    --  (2,240)        --   (2,240)
                                            --   ------        --   ------
     Net   periodic   postretirement
     benefit cost                         $  8   (2,240)     $ 24   (2,240)
                                          ====   ======      ====   ======

     (1) The settlement gain recorded in 2003 related to the sale of Rantec Power Systems Inc.

8.       ASSET IMPAIRMENT

During the third quarter of fiscal 2003, the Company recorded an asset impairment charge of $4.5 million consisting of the following: $4.3 million, which included a $3.5 million write down of the Filtertek Puerto Rico faciliy to its appraised value and a $0.8 million write down of machinery and equipment to their estimated salvage value; and a $0.2 million charge related to the U.K. Test consolidation consisting of write-offs of leasehold improvements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company's results from continuing operations, except where noted. The Microfiltration and Separations businesses (MicroSep) are accounted for as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the MicroSep businesses are reflected as discontinued operations in the financial statements and related notes for all periods shown. In addition, at June 30, 2003, Rantec Power Systems Inc. was also accounted for as a discontinued operation.

NET SALES

Net sales increased $17.1 million (18.8%) to $107.9 million for the third quarter of fiscal 2004 from $90.8 million for the third quarter of fiscal 2003 mainly due to higher shipments of Automatic Meter Reading (AMR) equipment in the Communications segment to electric utility cooperative customers (COOP), as well as sales to two new investor owned utility customers (IOU's), Bangor Hydro-Electric and Idaho Power Company. Net sales increased $15.4 million (5.3%) to $306.5 million for the first nine months of fiscal 2004 from $291.1 million for the first nine months of fiscal 2003 mainly driven by higher European sales in the Test segment as a result of two large test chamber projects.

-Filtration/Fluid Flow

Net sales increased $2.4 million (5.8%) to $44.0 million for the third quarter of fiscal 2004 from $41.6 million for the third quarter of fiscal 2003. Net sales increased $5.6 million (4.6%) to $126.2 million for the first nine months of fiscal 2004 from $120.6 million for the first nine months of fiscal 2003. The sales increase during the fiscal quarter ended June 30, 2004 as compared to the prior year quarter is mainly due to the following: higher defense shipments at VACCO of $1.5 million and a net sales increase at Filtertek of $1.2 million driven by increased shipments in the commercial and automotive markets, partially offset by lower commercial and military aerospace shipments at PTI Technologies Inc. (PTI) of $0.3 million. The sales increase for the first nine months of fiscal 2004 as compared to the prior year period is mainly due to the following: higher defense shipments at VACCO of $3.5 million and a net sales increase at Filtertek of $2.9 million primarily driven by the favorable impact of foreign currency exchange rates, partially offset by a $0.8 million decline in sales of commercial aerospace products at PTI.

-Communications

For the third quarter of fiscal 2004, net sales of $37.2 million were $8.7 million, or 30.5% higher than the $28.5 million of net sales recorded in the third quarter of fiscal 2003. Net sales of $99.0 million in the first nine months of fiscal 2004 were $6.9 million, or 6.5% lower than the $105.9 million recorded in the first nine months of fiscal 2003. The sales increase in the third quarter of fiscal 2004 as compared to the prior year period is the result of significantly higher shipments of AMR equipment to COOP customers, as well as sales to two new IOU's, Bangor Hydro-Electric Company and Idaho Power Company. The decrease in sales for the first nine months of fiscal 2004 as compared to the prior year period is the result of a decline in shipments of AMR products to PPL Electric Utilities Corporation (PPL), as the contract is nearing completion, and reduced sales of Comtrak's SecurVision products. Sales to PPL were $0.6 million and $12.5 million in the fiscal quarters ended June 30, 2004 and 2003, respectively, and $20.6 million and $50.4 million in the first nine months of fiscal 2004 and 2003, respectively. The PPL contract is scheduled for completion in the fourth quarter of fiscal 2004. The decrease in sales to PPL was partially offset by significantly higher AMR product sales to the COOP market and other customers. DCSI's sales to COOP's and other customers were $35.6 million and $14.6 million in the fiscal quarters ended June 30, 2004 and 2003, respectively, and were $76.5 million and $48.3 million for the first nine months of fiscal 2004 and 2003, respectively.

Sales of Comtrak's SecurVision products were $1.0 million for the third quarter of fiscal 2004 as compared to $1.4 million for the prior year third quarter and $1.9 million for the first nine months of fiscal 2004 as compared to $7.2 million for the prior year nine-month period. The decreases in sales for the third quarter of fiscal 2004 and in the first nine months of fiscal 2004 as compared to the prior year periods are due to a delay in deliveries as a result of a significant customer requesting Comtrak to modify its software operating system to provide enhanced "virus" protection within the product. Deliveries of Comtrak's SecurVision products are expected to resume during the fourth quarter of fiscal 2004.

-Test


Net sales increased $6.0 million (29.0%) to $26.7 million for the third quarter of fiscal 2004 from $20.7 million for the third quarter of fiscal 2003. Net sales increased $16.7 million (26.0%) to $81.3 million for the first nine months of fiscal 2004 from $64.6 million for the first nine months of fiscal 2003. The sales increase during the fiscal quarter ended June 30, 2004 as compared to the prior year quarter is mainly due to two test chamber projects in Europe and one in Asia. The sales increase for the first nine months of fiscal 2004 as compared to the prior year period is mainly due to the following: higher European sales of approximately $13.4 million driven primarily by two large test chamber projects; the acoustics business (which includes results of operations for three quarters in the current year compared to two quarters in the prior year), which contributed $1.6 million to the increase in sales for the first nine months of fiscal 2004; and an increase in sales from the Company's Asian operations of approximately $1.6 million.

ORDERS AND BACKLOG

Backlog was $248.2 million at June 30, 2004 compared with $263.0 million at September 30, 2003. The Company received new orders totaling $291.7 million in the first nine months of fiscal 2004. New orders of $126.6 million were received in the first nine months of fiscal 2004 related to Filtration/Fluid Flow products, $89.2 million related to Communications products (includes $87.4 million of new orders related to AMR products, primarily for the COOP market), and $75.9 million related to Test products. Backlog decreased overall and in the Communications segment due to $20.6 million of shipments to PPL during the first nine months of fiscal 2004 as the contract is nearing completion.

GROSS PROFIT

The Company computes gross profit as net sales less cost of sales less asset impairment charges. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. The gross profit margin was 35.0% and 25.9% in the third quarter of fiscal 2004 and 2003, respectively. The gross profit margin was 32.4% and 30.1% for the first nine months of fiscal 2004 and 2003, respectively. The gross profit margin in the prior year was negatively impacted by $4.5 million of asset impairment charges, which represented 5.0% and 1.6% of net sales for the three and nine-month periods ended June 30, 2003, respectively. Excluding the asset impairment charges, the gross profit margin increased by approximately 4% in the third quarter of fiscal 2004 and 0.8% in the first nine months of fiscal 2004 as compared to the prior year periods mainly due to higher margins on shipments of AMR equipment in the Communications segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 2004 were $19.7 million (18.2% of net sales), compared with $17.4 million (19.2% of net sales) for the prior year period. For the first nine months of fiscal 2004, SG&A expenses were $57.5 million (18.8% of net sales) compared with $53.8 million (18.5% of net sales) for the prior year period. The increase in SG&A spending in the fiscal quarter ended June 30, 2004 and in the first nine months of fiscal 2004 as compared to the respective prior year periods is mainly due to the costs associated with research and development, engineering, and marketing within the Communications segment to further penetrate the investor owned utility market. In addition, the acoustics business (Test segment) acquired in fiscal 2003 had $1.3 million of SG&A expenses in the first nine months of fiscal 2004 (three quarters) compared to $0.9 million in the prior year period (two quarters). SG&A also includes severance charges related to the closure of the Puerto Rico facility of $0.5 million in the first nine months of fiscal 2004. The first nine months of fiscal 2003 included $1.4 million of SG&A expenses related to the MTA, as described in previous filings.

OTHER COSTS AND EXPENSES, NET

Other costs and expenses, net, were $0.1 million for the quarter ended June 30, 2004 compared to $(1.2) million for the prior year quarter. Other costs and expenses, net, were $1.2 million for the first nine months of fiscal 2004 compared to $1.6 million for the prior year period. The most significant item included in other costs and expenses, net, for the three months ended June 30, 2003 was a $2.1 million gain resulting from the settlement of patent litigation (Filtration/Fluid Flow segment). Principal components of other costs and expenses, net, for the first nine months of fiscal 2004 included $0.9 million of exit costs related to the Puerto Rico facility; $0.7 million of amortization of identifiable intangible assets (primarily patents and licenses); a $0.6 million gain from a sales and use tax refund claim related to a former defense subsidiary (SEI) partially offset by a $0.4 million charge for settlement of a claim involving a former defense subsidiary (Hazeltine). Principal components of other costs and expenses, net, for the first nine months of fiscal 2003 included the following: a $2.1 million gain resulting from the settlement of patent litigation (Filtration/Fluid Flow segment); a $1.5 million charge resulting from an equipment lease termination related to the previously disclosed Whatman Hemasure contract dispute (Filtration/Fluid Flow segment) and $0.8 million of amortization of patents and licenses.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $18.0 million (16.7% of net sales) for the third quarter of fiscal 2004 and $7.3 million (8.0% of net sales) for the third quarter of fiscal 2003. For the first nine months of fiscal 2004, EBIT was $40.6 million (13.2% of net sales) and $32.1 million (11.0% of net sales) for the first nine months of fiscal 2003. EBIT for the first nine months of fiscal 2004 was negatively impacted by $1.3 million of severance and exit costs related to the Filtertek Puerto Rico facility (Filtration/Fluid Flow segment). EBIT for the nine-month period ended June 30, 2003 was negatively impacted by the following:
$4.7 million of impairment charges and exit costs related to the Filtertek Puerto Rico facility (Filtration/Fluid Flow segment); a $1.5 million charge resulting from an equipment lease termination related to the Whatman Hemasure contract dispute (Filtration/Fluid Flow segment); and $1.4 million of MTA costs.

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



                                    Three Months ended      Nine Months ended
($ in thousands)                        June 30,                 June 30,
                                        --------                 --------
                                     2004        2003        2004         2003
                                     ----        ----        ----         ----
EBIT                               $18,045      7,254      $40,554      32,135
Interest income / (expense)            129       (175)         648          94
Less: Income taxes                   6,958      2,628       15,833      11,966
                                     -----      -----       ------      ------
Net earnings from continuing
operations                         $11,216      4,451      $25,369      20,263
                                   =======      =====      =======      ======


-Filtration/Fluid Flow

EBIT was $6.4 million and $2.4 million in the third quarters of fiscal 2004 and 2003, respectively, and $14.1 million and $11.5 million in the first nine months of fiscal 2004 and 2003, respectively. For the third quarter of fiscal 2004 as compared to the prior year quarter, EBIT increased $4.0 million due to the following: a $0.8 million increase at VACCO due to higher defense shipments; a $2.7 million increase at Filtertek (which resulted from $4.7 million of impairment charges and exit costs recorded in the third quarter of fiscal 2003 and a $2.1 million gain related to the settlement of patent litigation recorded in the third quarter of fiscal 2003); and a $0.5 million increase at PTI. For the first nine months of fiscal 2004 as compared to the prior year period, EBIT increased $2.6 million due to the following: a $2.2 million increase at VACCO due to higher defense shipments; a $1.7 million increase at Filtertek, (which included $1.3 million of exit costs related to the Puerto Rico facility in the current year; $4.7 million of impairment charges and exit costs recorded in the third quarter of fiscal 2003 and a $2.1 million gain related to the settlement of patent litigation recorded in the third quarter of fiscal 2003); and a $1.3 million decrease at PTI due to lower shipments of aerospace products. The closure and relocation of the Puerto Rico facility was completed in March 2004.

-Communications

EBIT in the third quarter of fiscal 2004 was $11.7 million as compared to $5.5 million in the prior year period. For the first nine months of fiscal 2004, EBIT was $26.3 million as compared to $25.7 million in the prior year period. The increase in EBIT in the third quarter of fiscal 2004 and in the first nine months of fiscal 2004 as compared to the prior year periods is mainly due to the increases in sales volumes, product cost reductions and the favorable sales mix resulting from additional sales to the COOP market. In addition, the fiscal 2003 third quarter included sales of lower margin commercial and industrial meter modules. The Company continues to increase its engineering and new product development expenditures in the Communications segment in order to continue its growth in the AMR markets, and to further differentiate its technology from the competition.

In addition, EBIT related to Comtrak decreased approximately $0.4 million in the third quarter of fiscal 2004 and $2.3 million in the first nine months of fiscal 2004 as compared to the respective prior year periods due to the decreased sales as a result of the software modifications noted earlier.

-Test

EBIT in the third quarter of fiscal 2004 was $2.8 million as compared to $1.2 million in the prior year period. For the first nine months of fiscal 2004, EBIT increased $3.4 million to $8.3 million from $4.9 million in fiscal 2003. The increases in EBIT in fiscal 2004 as compared to the prior year periods are mainly due to the increases in sales volumes driven by two projects in Europe. The fiscal 2003 amounts included $0.3 million of costs associated with the U.K. facility consolidation.

-Corporate

Corporate costs included in EBIT were ($2.9) million and ($8.1) million for the three and nine-month periods ended June 30, 2004, respectively, compared to ($1.8) million and ($10.0) million for the respective prior year periods. EBIT for the first nine months of fiscal 2003 included $1.4 million of MTA costs. The increase in corporate costs for the three months ended June 30, 2004 as compared to the prior year period is mainly due to increased compensation costs, a $0.4 million charge for settlement of a claim involving a former defense subsidiary partially offset by a $0.6 million gain from a sales and use tax refund claim involving a former defense subsidiary. The decrease in corporate costs for the first nine months of fiscal 2004 as compared to the prior year period is due to lower operating costs, including personnel related costs.

INTEREST INCOME, NET

Interest income, net, was $0.1 million and $0.6 million for the three and nine-month periods ended June 30, 2004, respectively, compared to interest expense of $0.2 million and interest income of $0.1 million for the respective prior year periods. The increase in interest income for the third quarter of fiscal 2004 and in the first nine months of fiscal 2004 as compared to the respective prior year periods is due to higher average cash balances on hand in fiscal 2004 and the interest received on the collection of the Riverhead, NY property note receivable during the second quarter of fiscal 2004.

INCOME TAX EXPENSE

The third quarter fiscal 2004 effective income tax rate was 38.3% compared to 37.1% in the third quarter of fiscal 2003. The effective income tax rate in the first nine months of fiscal 2004 was 38.4% compared to 37.1% in the prior year period. The increase in the effective income tax rate in the first nine months of fiscal 2004 is primarily due to the timing and volume of profit contributions of the Company's foreign operations. The Company estimates the annual effective tax rate for fiscal 2004 to be approximately 38.5%, excluding the effect of discontinued operations.

CAPITAL RESOURCES AND LIQUIDITY

Working capital increased to $151.5 million at June 30, 2004 from $120.5 million at September 30, 2003. During the first nine months of fiscal 2004, cash increased $26.2 million and accounts receivable increased by $7.5 million due to timing of sales. Inventories decreased by $1.7 million in the first nine months of fiscal 2004 mainly due to the PPL contract as it nears completion. In addition, accounts payable and accrued expenses decreased by $5.8 million in the first nine months of fiscal 2004 primarily due to the timing of payments.

Net cash provided by operating activities from continuing operations decreased $0.8 million to $28.1 million in the first nine months of fiscal 2004, compared to $28.9 million in the same period of fiscal 2003. The prior year period included $7.3 million received from the patent litigation settlement, as described in previous filings.

Capital expenditures from continuing operations were $7.9 million and $7.2 million in the first nine months of fiscal 2004 and 2003, respectively. Major expenditures in the current period included manufacturing equipment and facility modifications used in the Filtration/Fluid Flow businesses.

The Company has approximately $4 million in commitments in the Communications segment to further differentiate its products and to further penetrate the investor owned utility market. This amount is expected to be spent within the next twelve months.

Effective April 2, 2004, the Company completed the sale of two of its three MicroSep businesses. PTI Advanced Filtration Inc. (Oxnard, California) and PTI Technologies Limited (Sheffield, England) were sold to domnick hunter group plc for $18 million in cash. On June 8, 2004, the Company completed the sale of PTI S.p.A. (Milan, Italy) to a group of investors comprised of the subsidiary's senior management for $5.3 million. A pretax gain of $0.8 million related to the sale of the MicroSep businesses is reflected in the Company's fiscal 2004 third quarter results in discontinued operations. The income tax benefit reflected on the gain on sale of discontinued operations in fiscal 2004 of $1.2 million is due to the reversal of a portion of the valuation allowance which was established in fiscal 2003 related to the portion of the tax benefits on the loss that the Company believed was more likely than not to be realized from the sale of the MicroSep businesses. Upon completion of the sale of these businesses, the Company determined that a portion of the previously established valuation allowance was no longer required.

The closure and relocation of the Filtertek Puerto Rico facility was completed in March 2004. The Puerto Rico facility is included in property, plant and equipment with a carrying value of $3.6 million at June 30, 2004. The facility continues to be actively marketed for sale.

On February 18, 2004, the Company received $2.1 million as final payment on the note receivable from the sale of the Riverhead, NY property and recorded the excess over book value of $0.3 million as interest income.

At June 30, 2004, the Company's revolving line of credit was $60 million. The Company is in the process of establishing a new credit facility which is expected to be finalized by September 30, 2004. At June 30, 2004, the Company had approximately $56.7 million available to borrow under the credit facility in addition to $57.5 million cash on hand. Against the $60 million available under the revolving credit facility at June 30, 2004, the Company had outstanding letters of credit of $3.3 million. Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

STOCK REPURCHASE PROGRAM

In August 2004, the Company's Board of Directors approved the extension of the previously authorized (February 2001) open market repurchase program of up to
1.1 million shares, which is subject to market conditions and other factors and covers the period ending September 30, 2006. During the first nine months of fiscal 2004, the Company has not repurchased any shares under this program.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company's financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Critical Accounting Policies Section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, at Exhibit 13.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act ("the Act") of 2003 which supersedes FSP FAS 106-1 of the same title. The Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. This FSP is effective for the first interim or annual periods beginning after June 15, 2004. In accordance with FSP 106-1, the Company elected to defer accounting for the economic benefits of the new Medicare Act. The Company does not expect that the adoption of FSP 106-2 will have a material impact on its results of operations or financial position.

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities  laws.  Forward  looking  statements  include  those  relating to the estimates or projections made in connection with the Company's accounting policies, annual effective tax rate, SecurVision products sales volumes, timing of Communications segment commitments and expenditures, continued growth in the AMR markets, the sale of real estate in Puerto Rico, finalization of a new credit facility, outcome of current claims and litigation, impact of the Act, and capital requirements and operational needs for the foreseeable future. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; successful execution of the planned sale of the Company's Puerto Rico facility; ability to obtain a new credit facility on commercially reasonable terms or at all; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; changes in foreign or U.S. business conditions affecting the distribution of foreign earnings; costs relating to environmental matters; litigation uncertainty; and the Company's successful execution of internal operating plans.

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

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits
     Exhibit
     Number

     3.1  Restated Articles of           Incorporated by reference to Form
          Incorporation                  10-K for the fiscal year ended
                                         September 30, 1999, at Exhibit 3(a)

     3.2  Amended Certificate of         Incorporated by reference to Form
          Designation Preferences and    10-Q for the fiscal quarter ended
          Rights of Series A             March 31, 2000, at Exhibit 4(e)
          Participating Cumulative
          Preferred Stock of the
          Registrant

     3.3  Articles of Merger effective   Incorporated by reference to Form10-Q
          July 10, 2000                  for the fiscal quarter ended June 30,
                                         2000, at Exhibit 3(c)

     3.4  Bylaws, as amended and         Incorporated by reference to Form10-K
          restated.                      for the fiscal year ended September
                                         30, 2003, at Exhibit 3.4

     4.1  Specimen Common Stock          Incorporated by reference to Form10-Q
          Certificate                    for the fiscal quarter ended June 30,
                                         2000, at Exhibit 4(a)

     4.2  Specimen Rights Certificate    Incorporated by reference to Exhibit
                                         B to Exhibit 4.1 to the Registrant's
                                         Current Report on Form 8-K dated
                                         February 3, 2000

     4.3  Rights Agreement dated as of   Incorporated by reference to Current
          September 24, 1990 (as amended Report on Form 8-K dated February 3, and Restated as of February 3, 2000, at Exhibit 4.1
          2000) between the Registrant
          and Registrar and Transfer
          Company, as successor  Rights
          Agent

     4.4  Amended and Restated Credit     Incorporated by reference to Form10-Q
          Agreement dated as of           for the fiscal quarter ended March
          February28, 2001 among the      31, 2001, at Exhibit 4(d)
          Registrant, Bank of America,
          N.A., as agent, and the lenders
          listed therein

     4.5  Amendment No. 1 dated as of      Incorporated by reference to Form
          April 5, 2002 to Credit          10-Q for the fiscal quarter ended
          Agreement listed as Exhibit 4.4 June 30, 2002, at Exhibit 4(e) above.

     4.6  Amendment No. 2 and Consent      Incorporated by reference to Form
          dated as of September 5, 2003    10-K for the fiscal year ended
          to Credit Agreement listed as    September 30, 2003, at Exhibit 4.6
          Exhibit 4.4 above.

    10.1  Second Amendment to Employment
          Agreement with V.L. Richey, Jr.
          (identical document with C.J.
          Kretschmer)

    10.2  Second Amendment to Employment
          Agreement with G.E. Muenster
          (identical document with A.S.
          Barclay)

    10.3  Notice of Award - restricted
          stock award to V.L. Richey, Jr.
          (identical documents except for
           number of shares awarded for:
           C.J. Kretschmer - 4,750 shares;
           G.E. Muenster - 2,400 shares:
           A.S. Barclay - 1,800 shares)

    31.1   Certification of Chief
           Executive Officer relating to
           Form 10-Q for period ended June
           30, 2004

    31.2   Certification of Chief
           Financial Officer relating to
           Form 10-Q for period ended June
           30, 2004

    32     Certification of Chief
           Executive Officer and Chief
           Financial Officer relating to
           Form 10-Q for period ended June
           30, 2004




b)   Reports on Form 8-K.

     During the quarter ended June 30, 2004, the Company filed the following Current Reports on Form 8-K:

     On April 5, 2004, the Company filed a Current Report on Form 8-K, dated April 2, 2004, which reported in Item 5 that the Company completed the sale of 100% of the capital stock of two indirect wholly-owned subsidiaries, PTI Advanced Filtration Inc. and PTI Technologies Limited, to domnick hunter holdings, inc. and domnick hunter limited, respectively, for a purchase price of $18 million in cash.

     On May 11, 2004, the Company filed a Current Report on Form 8-K, dated May 11, 2004, which reported in Item 7, Item 9 and Item 12 that the Company was issuing a press release that date announcing its fiscal 2004 second quarter and first six months' financial and operating results, which would be included on its website, and that a related conference call would be held.


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





Dated:   August 11, 2004

Exhibit 10.1

                    SECOND AMENDMENT TO EMPLOYMENT AGREEMENT

     THIS AGREEMENT entered into as of the 5th day of May, 2004, between ESCO Technologies Inc. ("Company") and Victor L. Richey ("Executive").

                                   WITNESSETH:

     WHEREAS, the Company and the Executive entered into an Employment Agreement as of the 3rd day of November, 1999 ("Agreement"), which Agreement was amended as of the 9th day of August, 2001; and

     WHEREAS,  the parties retained the right to amend the Agreement pursuant to
Article 15 thereof; and

     WHEREAS, the parties desire to again amend the Agreement effective as of May 5th, 2004. NOW, THEREFORE, effective as of May 5th, 2004, the Agreement is amended as follows:

1. The following is added at the end of Paragraph 1: This Agreement shall automatically be renewed for a one year period commencing November 1, 2004 and for a one year period on each November 1 anniversary thereafter, unless one party gives the other party at least six months advance written notice that the Agreement will not be renewed.

2. Subparagraph (1) of Paragraph 9.a is revised to read as follows: The Company shall continue to pay the Executive his base salary at the rate in effect at the date of such termination of employment for 24 months following such termination ("Severance Period").

3. The first sentence of Subparagraph (2) of Paragraph 9.a is revised to read as follows: As a supplement to the payment of the Executive's base salary under subparagraph a, above, the Company shall also pay the Executive his PCP Percentage (as hereinafter defined) for 24 months following such termination.

4. The following sentence is added immediately above the signature line: THIS CONTRACT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

     IN WITNESS WHEREOF, the foregoing Agreement was executed effective as of May 5th, 2004.


ESCO TECHNOLOGIES INC.

By: /s/D.J. Hanlon                                   /s/Victor L. Richey
                                                     -------------------
                                                     Executive

Exhibit 10.2



                    SECOND AMENDMENT TO EMPLOYMENT AGREEMENT

     THIS AGREEMENT entered into as of the 5th day of May, 2004, between ESCO Technologies inc. ("Company") and Gary E. Muenster ("Executive").

                                   WITNESSETH:

     WHEREAS, the Company and the Executive entered into an Employment Agreement as of the 3rd day of November, 1999 ("Agreement"), which Agreement was amended as of the 9th day of August, 2001; and

     WHEREAS,  the parties retained the right to amend the Agreement pursuant to
Article 15 thereof; and


     WHEREAS, the parties desire to amend the Agreement effective as of May 5th, 2004;


     NOW, THEREFORE, effective as of May 5th, 2004, the Agreement is amended as follows:


1.   The following is added at the end of Paragraph 1:


     This  Agreement  shall  automatically  be  renewed  for  a  1  year  period commencing November 1, 2004 and for 1 year periods on each November 1 anniversary thereafter. Unless one party gives the other party at least 6 months advance written notice that the Agreement will not be renewed.


2.   The following sentence is added immediately above the signature line:

     THIS CONTRACT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.



     IN WITNESS WHEREOF, the foregoing Amended was executed effective as of May 5th 2004.


ESCO TECHNOLOGIES INC.


By: /s/ Deborah J. Hanlon                            /s/ G.E. Muenster
                                                     -----------------
                                                     Gary E. Muenster

Exhibit 10.3
                                 NOTICE OF AWARD


To:       Victor L. Richey, Jr.


From: Human Resources and Compensation Committee of the Board of Directors ("Committee")

Subject: ESCO Technologies Inc. 2001 Stock Incentive Plan ("Plan") -Evergreen III May, 2004

1. Award. The Committee has awarded to you 6,000 shares of Performance-Accelerated Restricted Stock under the terms of the Plan ("Award"). The Award is subject to all of the terms of the Plan, a copy of which has been delivered to you.

2.   Terms. The following are the terms of the Award:

     Notwithstanding (b), below if, during the Period of the Award, the Average Value Per Share of Company Stock reaches the amount set forth in column (A), a percentage of the Award will be accelerated equal to the amount set forth under column (B) subject to the limitations set forth in (c) and provided you comply with the terms of the remainder of this Notice of Award.

         A                          B

  If the Average Value        The Cumulative
Per Share of Company         Percent of Award
       Stock reaches:      Accelerated  shall be:
       --------------      ----------------------

        $52.00 or more              100%
        $48.00                       50%
        $40.00                       0%

     (b) If you are still employed on September 30, 2008 you will earn 100% of the portion of the Award not yet accelerated provided you comply with the requirements of paragraph 3.

     (c)  The following additional terms will apply to the Award:

          (i) No portion of this Award may be accelerated prior to October 1, 2005. One hundred percent (100%) of the total Award may be accelerated by the end of the Fiscal Year ending September 30, 2006.

          (ii) Once a portion  of the Award is  accelerated  under  subparagraph
               (a), you must remain employed with the Company or a subsidiary of the Company until the March 31st following the end of the Fiscal Year in which that portion of the Award is accelerated. If you terminate employment (voluntarily or involuntarily) prior to such time, you will forfeit that portion of the Award. Provided, however, that if your employment is terminated on account of death, or total and permanent disability the foregoing employment requirement shall not apply.

          (iii)If there is a Change of Control (as defined in the Plan) and you are employed by the Company on the date of the Change of Control, the employment requirement of subparagraph (ii) shall cease to apply to the portion of the Award which is accelerated or earned and the number of shares representing that portion of the Award which is accelerated or earned as of the date of the Change of Control shall be distributed to you. In addition, the portion of the Award which is not yet accelerated or earned shall be determined and distributed to you at the end of the Fiscal Year in which the Change of Control occurred provided you are still employed on such date, in lieu of all other provisions of this Award. If you are not employed by the Company as of the end of the foregoing Fiscal Year, no such distribution will be made; provided, however, that if you are involuntarily terminated for reasons other than Cause or if you terminate for Good Reason the remaining shares not yet accelerated or earned shall be distributed in full upon such termination of employment.

     (a) Notwithstanding the foregoing provisions of this subparagraph (iii), in the event a certified public accounting firm designated by the Committee (the "Accounting Firm") determines that any payment (whether paid or payable pursuant to the terms of this Award or otherwise and each such payment hereinafter defined as a "Payment" and all Payments in the aggregate hereinafter defined as the "Aggregate Payment"), would subject you to tax under Section4999 of the Internal Revenue Code of 1986 ("Code") then such Accounting Firm shall determine whether some amount of payments would meet the definition of a "Reduced Amount". If the Accounting Firm determines that there is a Reduced Amount, payments shall be reduced so that the Aggregate Payments shall equal such Reduced Amount. For purposes of this subparagraph, the "Reduced Amount" shall be the largest Aggregate Payment which (a) is less than the sum of all Payments and (b) results in aggregate Net After Tax Receipts which are equal to or greater than the Net After Tax Receipts which would result if Payments were made without regard to this subsection (e). "Net After Tax Receipt" means the Present Value (defined under Section 280G(d)(4) of the Code) of a Payment net of all taxes imposed on you under Section 1 and 4999 of the Code by applying the highest marginal rate under Section 1 of the Code.

     (b) As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination of the Accounting Firm hereunder, it is possible that Payments will be made by the Company which should not have been made (the "Overpayments") or that additional Payments which the Company has not made could have been made (the "Underpayments"), in each case consistent with the calculations of the Accounting Firm. In the event that the Accounting Firm, based either upon (A) the assertion of a deficiency by the Internal Revenue Service against the Company or you which the Accounting Firm believes has a high probability of success or (B) controlling precedent or other substantial authority, determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan to you which you shall repay to the Company together with interest at the applicable Federal rate provided for in
          Section 7872(f)(2)(A) of the Code; provided, however, that no amount shall be payable by you to the Company if and to the extent such payment would not reduce the amount which is subject to taxation under
          Section 1 and Section 4999 of the Code or if the period of limitations for assessment of tax has expired. In the event that the Accounting Firm, based upon controlling precedent or other substantial authority, determines that an Underpayment has occurred, any such Underpayment shall be promptly paid by the Company to you together with interest at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Code.

3.   Share  Ownership  Requirements.......You  must own directly or beneficially
     Company Stock in the amount of 50 % of the number of shares covered by the Award (hereinafter referred to as "Minimum Required Shares") and provide proof of ownership satisfactory to the Committee of that number of shares as of April 30, 2005. You must also notify the Company at any time during the Period of the Award on or after April 30, 2005 if you sell or otherwise transfer such shares and your total share ownership is less than the Minimum Required Shares. If, at any time during the Period of the Award on or after April 30, 2005, you own zero shares, 100% of the Award not yet accelerated will be forfeited. If, at any time during the Period of the Award on or after April 30, 2005, you own some shares but less than the Minimum Required Shares, you will forfeit a pro rata portion of the Award not yet accelerated based upon the ratio of the number of shares you own to the Minimum Required Shares.

4. Definitions. For purposes of the Award, the following terms shall have the following meanings:

     (a) "Average Value Per Share" shall mean the average for any consecutive 30 day trading period in which Company Stock is traded of the daily closing prices of Company Stock on the New York Stock Exchange.

     (b)  "Cause" shall mean:

          (i) The willful and continued failure to substantially perform your duties with the Company or one of its subsidiaries (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for such performance is delivered to you by ESCO's Board of Directors or their delegate which specifically identifies the manner in which such ESCO's Board of Directors or their delegate believes that you have not substantially performed your duties; or

          (ii) The willful engaging in (A)illegal conduct (other than minor traffic offenses), or (B)conduct which is in breach of your fiduciary duty to the Company or one of its subsidiaries and which is demonstrably injurious to the Company or one of its subsidiaries, any of their reputations, or any of their business prospects. For purposes of this subparagraph (ii) and subparagraph (i) above, no act or failure to act on your part shall be considered "willful" unless it is done, or omitted to be done, by you in bad faith or without reasonable belief that your action or omission was in the best interests of the Company or one of its subsidiaries. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board of Directors of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by you in good faith and in the best interests of the Company or one of its subsidiaries;

     The cessation of your employment shall not be deemed to be for "Cause" unless and until there shall have been delivered to you a written notice that in the Board of Directors' or their delegate's opinion you are guilty of the conduct described in subparagraph (i) or (ii) above, and specifying the particulars thereof in detail.

     (c)  "Company Stock" shall mean common stock of the Company.

     (d) "Fiscal Year" shall mean the fiscal year of the Company which, as of the date hereof, is the twelve month period commencing October 1 and ending September 30.

     (e)  Good Reason" shall mean:

          (i) Requiring you to be based at any office or location more than 50 miles from your office or location as of the date of the Change of Control;

          (ii) The assignment to you of any duties inconsistent in any respect with your position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as of the date of the Change of Control or in conjunction with a Change in Control any action by the Company or any of its subsidiaries which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an action taken by the Company or one of its subsidiaries, to which you object in writing by notice to the Company within 10 business days after you receive actual notice of such action, which is remedied by the Company or one of its subsidiaries promptly but in any event no later than 5 business days after you provided such notice, or

          (iii)The reduction in your total compensation and benefits below the level in effect as of the date of the Change of Control.

     (f) "Period of the Award" means the period commencing October 1, 2005 and ending on September 30, 2008.

5. Parallel Incentive. The Committee may, but is not obligated to, authorize a payment of a portion of the Award based upon its discretionary evaluation of the Company's financial performance during the Period of the Award even if the foregoing objectives are not fully met. Examples of performance measures the Committee may consider include, but are not limited to, cash flow, earnings, sales and margins.

6. Medium of Payment. The Committee shall direct that any distribution shall be made in accordance with the terms of the Plan.

7. Restrictions. You agree that for the period ending two (2) years after the expiration of the Period of the Award, you will not, as an individual or as a partner, employee, agent, advisor, consultant or in any other capacity of or to any person, firm, corporation or other entity, directly or indirectly, other than as a 2% or less shareholder of a publicly traded corporation, do any of the following:

     (a) carry on any business or become involved in any business activity, which is (i) competitive with the business of the Company (or a subsidiary or joint venture of the Company), as presently conducted and as said business may evolve in the ordinary course, and (ii) a business or business activity in which you were engaged in the course of your employment with the Company (or a subsidiary or joint venture of the Company);

     (b) hire, or assist anyone else to hire, any employee of the Company (or any subsidiary or joint venture of the Company), or seek to persuade, or assist anyone else to seek to persuade, any employee of the Company (or any subsidiary or joint venture of the Company), to discontinue employment with the Company (or any subsidiary or joint venture of the Company);

     (c) induce or attempt to induce, or assist anyone else to induce or attempt to induce, any customer of the Company (or any subsidiary or joint venture of the Company), to discontinue its business with the Company (or with any subsidiary or joint venture of the Company), or disclose to anyone else any confidential information relating to the identities, preferences, and/or requirements of any such customer; or

     (d) engage in any other conduct inimical, contrary or harmful to the interests of the Company (or any subsidiary or joint venture of the Company), including, but not limited to, conduct related to your employment, or violation of any Company policy.

     In the event of a breach or threatened breach of this Paragraph 7 the Company shall be entitled, in addition to any other legal or equitable remedies it may have, to temporary, preliminary and permanent injunctive relief restraining such breach or threatened breach. You hereby expressly acknowledge that the harm which might result as a result of any noncompliance by you would be largely irreparable, and you agree that if there is a question as to the enforceability of any of the provisions of this Agreement, you will abide by the Agreement until after the question has been resolved by a final judgment of a court of competent jurisdiction.

8. Choice of Law. This Agreement shall be construed and administered in accordance with the laws of the State of Missouri without regard to the principles of conflicts of law which might otherwise apply. Any litigation concerning any aspect of this Agreement shall be conducted in the State or Federal Courts in the State of Missouri.

9. Amendment. The Award may be amended by written consent between the Company and you.

Executed this 21st day of June, 2004.


ESCO TECHNOLOGIES INC.                               AGREED TO AND ACCEPTED:


By: /s/ Deborah J. Hanlon                            /s/ Victor L. Richey, Jr.
                                                     -------------------------
                                                     Vice President
                                                     Participant



ATTEST:           /s/ Alyson S. Barclay
                   Secretary


`

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


     Date:    August 11, 2004


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



     Date:    August 11, 2004


                                /s/ G.E. Muenster
                                -----------------
                                G.E. Muenster
                                Chief Financial Officer

EXHIBIT 32


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the quarterly report of ESCO Technologies Inc. (the "Company") on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, V. L. Richey, Jr., Chief Executive Officer of the Company, and G. E. Muenster, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.




         Dated:   August 11, 2004
                                       /s/ V.L. Richey, Jr.
                                       --------------------
                                       V.L. Richey, Jr.
                                       Chief Executive Officer
                                       ESCO Technologies Inc.

                                       /s/ G.E. Muenster
                                       -----------------
                                       G.E. Muenster
                                       Chief Financial Officer
                                       ESCO Technologies Inc.