Form 10-K
period 2004-09-30
ESCO TECHNOLOGIES INC
filed 2004-12-14
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2004:

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ______ to______

Commission file number: 1-10596

ESCO Technologies Inc.

(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)

8888 Ladue Road, Ste. 200 St. Louis, Missouri (Address of principal executive offices)	63124-2056 (Zip Code)

Registrant’s telephone number, including area code:

(314) 213-7200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange, Inc.

Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

(Cover page 1 of 2 pages)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑ No ☐

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of business on March 31, 2004: $579,431,157*.

* For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

Number of shares of Common Stock outstanding at December 10, 2004: 12,782,870.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the registrant’s Annual Report to Stockholders for fiscal year ended September 30, 2004 (the “2004 Annual Report”) (Parts I and II).

2.	Portions of the registrant’s Proxy Statement dated December 22, 2004 (the “2005 Proxy Statement”) (Part III).

(Cover page 2 of 2 pages)

ESCO TECHNOLOGIES INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

i

ii

PART I

Item 1. Business

THE COMPANY

     ESCO Technologies Inc. (“ESCO”) is a producer of engineered products and systems for industrial and commercial applications sold to customers world-wide. ESCO operates in three industry segments which, together with the operating subsidiaries within each segment, are as follows:

     Filtration/Fluid Flow:
     Filtertek Inc.
     Filtertek BV
     Filtertek do Brasil Industria E Commercio Ltda.
     Filtertek SA
     Filtertek GmbH
     PTI Technologies Inc. (“PTI”)
     VACCO Industries (“VACCO”)
     ESCO Electronica De Mexico, S.A. de C.V. (“ESCOMEX”)

     Communications:
     Distribution Control Systems, Inc. (“DCSI”)
     Distribution Control Systems Caribe, Inc.
     Comtrak Technologies, L.L.C. (“Comtrak”)

     Test:
     ETS-Lindgren L.P. (“ETS”)
     Lindgren RF Enclosures, Inc. (“Lindgren”)
     Euroshield OY
     Ray Proof Limited
     Beijing Lindgren ElectronMagnetic Technology Co., Ltd. (“Beijing Lindgren”)
     ETS-Lindgren Japan, Inc.

     All of the Filtertek entities listed above are hereinafter collectively referred to as “Filtertek”.

     Filtertek de Puerto Rico, Inc. ceased operations in March 2004: its operations were transferred to Filtertek Inc. (Hebron, Illinois) and ESCOMEX (Juarez, Mexico).

     The above operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below, and are subsidiaries of ESCO Technologies Holding Inc., a wholly-owned direct subsidiary of ESCO. ESCO and its direct and indirect subsidiaries are hereinafter referred to collectively as the “Company”. The Company’s businesses are subject to a number of risks and uncertainties, including without limitation those discussed below. See “Management’s Discussion and Analysis” appearing in the 2004 Annual Report, which is herein incorporated by reference, and “Forward-Looking Information” below.

DISCONTINUED OPERATIONS

     In July 2003, the Company announced its decision to divest its microfiltration and separations businesses (“MicroSep Business”) in the Filtration/Fluid Flow segment. The MicroSep Business consisted of PTI Advanced Filtration Inc. (Oxnard, California), PTI Technologies Limited (Sheffield, England) and PTI S.p.A. (Milan, Italy). The MicroSep Business produced membrane-based microfiltration and separation products and systems for use in process filtration and separation applications. The key customer segments included the microelectronics, chemicals, nutraceuticals, food and beverage, electrocoat, pharmaceutical, healthcare and petrochemical markets. In fiscal 2004 the MicroSep Business accounted for approximately $29 million in net sales.

     Effective April 2, 2004, the Company completed the sale of PTI Advanced Filtration Inc. and PTI Technologies Limited to domnick hunter group plc for $18 million in cash. On June 8, 2004, the Company completed the sale of PTI S.p.A. to a group of investors comprised of that subsidiary’s senior management for $5.3 million. In October 2003, the Company terminated its exclusive license rights to the patent portfolio and related intellectual property of North Carolina Separations Research Technology Inc. and its affiliate (“NCSRT”), which license rights were a part of the MicroSep Business, as discussed under “INTELLECTUAL PROPERTY” in this Item 1.

     The MicroSep Business is accounted for as discontinued operations in the Consolidated Financial Statements in the 2004 Annual Report in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In fiscal 2004, the MicroSep Business accounted for approximately $29 million in net sales.

     The following sections of this Item 1 refer to the Company’s continuing operations, except where noted. Accordingly, dollar amounts and percentages presented below in this Item 1 for all periods reflect continuing operations by excluding the MicroSep Business. See Note 2 of the 2004 Annual Report, which Note is herein incorporated by reference.

PRODUCTS

     The Company’s products are described below. See Note 14 of the Notes to Consolidated Financial Statements in the 2004 Annual Report for financial information regarding segments, which Note is herein incorporated by reference.

FILTRATION/FLUID FLOW

     The Filtration/Fluid Flow segment accounted for approximately 41%, 41% and 48% of the Company’s total revenue in fiscal years 2004, 2003 and 2002, respectively.

     Filtertek develops and manufactures a broad range of high-volume filtration products at its facilities in North America, South America and Europe. Filtertek’s products, which are centered around its insert injection-molding technology wherein a filter medium is inserted into the tooling prior to injection-molding of the filter housing, have widespread applications in the medical and healthcare markets, automotive fluid system market, consumer appliance and other commercial and industrial markets. Typical Filtertek customers may require daily production of many thousands of units, at very high levels of quality, that are generally produced in highly-automated manufacturing cells. Many of Filtertek’s products are produced utilizing patented designs or proprietary product or process design, or both. Filtertek’s products are typically supplied to original equipment manufacturers under long-term contracts. In fiscal 2004, Filtertek introduced a number of new products including a new high flow infusion filter for healthcare applications, and continued to develop a patented new needleless drug delivery system for pharmaceutical applications, which was introduced in fiscal 2003. The Tek Packaging Division of Filtertek Inc. produces highly engineered thermal-formed packaging products.

     PTI is a leading supplier of filtration products serving the commercial aerospace, military aerospace and various industrial markets. The industrial markets include chemical processing, power generation and mobile equipment. PTI is working on the development of a new Intellisensor® technology to provide aviation and industrial customers with a prognostic health monitoring tool for their filtered lubricants and fluids.

     VACCO supplies flow control products to the aerospace industry for use in aircraft, satellite propulsion systems, satellite launch vehicles and the space shuttle. VACCO also uses its etched disc technology to produce quiet valves and manifolds for U.S. Navy and severe service industrial applications.

COMMUNICATIONS

     The Communications segment accounted for approximately 33%, 36% and 30% of the Company’s total revenue in fiscal years 2004, 2003 and 2002, respectively.

     DCSI is a leading manufacturer of two-way power line communication systems for the electric utility industry. These systems provide electric utilities with a patented communication technology for automatic meter reading, demand-side management and distribution automation (the “TWACS® systems”). Revenue from the TWACS systems, which may be considered a class of similar products, accounted for approximately 31%, 34%, and 29% of the Company’s consolidated revenue in fiscal years 2004, 2003 and 2002, respectively. During fiscal 2004, sales of the TWACS® systems to PPL Electric Utilities Corporation (“PPL”) declined to $21.6 million, or 5% of total Company sales, as the contract neared completion. PPL sales were $63.9 million and $31.5 million, or 16% and 10% of total Company sales, in fiscal 2003 and 2002, respectively. In addition, revenue from a $50 million follow-on contract with Puerto Rico Electric Power Authority awarded in fiscal 2001 amounted to $17.0 million in fiscal 2004. Revenue from this contract of approximately $15.5 million is expected to be realized in fiscal 2005. This contract will continue through fiscal 2006. Sales to electric utility cooperatives in fiscal 2004 increased 83% over fiscal 2003 sales.

     Comtrak manufactures advanced video security monitoring systems for commercial and industrial applications. Comtrak is continuing to work jointly with ADT Security Services, Inc., who is selling this system under its SecurVision® trademark to a variety of markets.

TEST

     The Test segment accounted for approximately 26%, 23% and 22% of the Company’s total revenue in fiscal years 2004, 2003 and 2002, respectively.

     ETS designs and manufactures products to measure and contain electromagnetic and acoustic energy. It supplies a broad range of products including radio frequency (“RF”) test enclosures, acoustic test enclosures. RF absorptive materials, antennas, antenna masts, turntables, electric and magnetic probes, TEM (transverse electromagnetic) cells, GTEM (gigahertz transverse electromagnetic) cells and other test accessories required to perform a variety of tests. ETS also provides the design, program management and integration services required to supply customers with turnkey solutions. ETS also performs certified calibrations for antennas, probes, meters and other components. In fiscal 2003, ETS developed a Cellular Telecommunications and Internet Association certified test lab which provides customers with a variety of certified wireless test services. ETS serves the healthcare, electronics, transportation and defense markets.

     Lindgren designs, manufactures, installs and services electromagnetic (“EM”) shielding systems used in medical facilities, wireless product testing and electronic product testing. Lindgren’s products include RF and magnetic shielding for MRI (magnetic resonance imaging) rooms, shielded test enclosures, RF filters, fiber optic interface components, active magnetic field compensation systems, and a line of proprietary doors designed specifically for EM isolation, containment and measurement applications. Lindgren also supplies special high performance RF and acoustic shielded rooms for secure data processing and communications for government security applications.

     Euroshield OY designs and manufactures a broad range of modular shielding systems and shielded doors, some of which are proprietary, for the world market. It also provides the design, program management and integration services to supply the European market with turnkey solutions.

     Beijing Lindgren manufactures electromagnetic shielding systems to support most of the Asian market. These products are used in medical facilities and wireless and electronic product testing. Beijing Lindgren also provides design, program management, installation and support services to the region.

     ETS-Lindgren Japan, Inc. provides design, program management, installation and support services for the Japanese market.

MARKETING AND SALES

     The Filtration/Fluid Flow and Test segments’ products generally are distributed to customers through a domestic and foreign network of distributors, sales representatives and factory salespersons. The Communications segment’s sales to investor-owned utilities are primarily made directly to the utilities. This segment primarily utilizes distributors and sales representatives to sell its systems to the electric utility cooperative and municipal markets.

     The Company’s international sales accounted for approximately 22%, 19% and 20% of the Company’s total sales in the fiscal years ended September 30, 2004, 2003 and 2002, respectively. See Note 14 of the Notes to Consolidated Financial Statements in the 2004 Annual Report for financial information regarding geographic areas, which Note is herein incorporated by reference.

     The Company’s international sales are subject to risks inherent in foreign commerce, including currency fluctuations and devaluations, the risk of war and terrorism, changes in foreign governments and their policies, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and resolving disputes with foreign customers.

     Some of the Company’s products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government accounted for approximately 8%, 8% and 7% of the Company’s total sales in the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

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

     With respect to the Filtration/Fluid Flow segment, an increasing number of products are based on patented or otherwise proprietary technology that sets them apart from the competition. Of particular importance to Filtertek is a U.S. patent covering certain transmission sump filters, which will expire in 2009. Also, Filtertek is pursuing actions for infringement (licensing and cost recovery) concerning its U.S. patent on certain needle-free medical connection devices, having claims which will expire on various dates between 2011 and 2013. VACCO’s proprietary quieting technology is a significant differentiator for products supplied to the U.S. Navy submarine fleet. In the Communications segment, many of the products are based on patented or otherwise proprietary technology, including the Company’s TWACS technology. The TWACS systems are protected primarily by a number of patents expiring on various dates between 2004 and 2017. Patents covering significant aspects of the TWACS technology will expire in 2007 and 2010 for outbound signal reception, 2007 for inbound signal detection, and 2017 for inbound signal generation. The Communications segment policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products and methods of operation for its businesses, as such developments are made. In the Test segment, patent protection is sought for significant inventions.

     In October 2003, the Company terminated the license agreement pursuant to which it had acquired exclusive rights to the patent portfolio and related intellectual property (including its flat sheet module technology) of NCSRT, a manufacturer of cross-flow filtration and separation modules and equipment. The NCSRT license rights were a part of the MicroSep Business, which was divested by the Company in fiscal 2004, as discussed in “Discontinued Operations” in this Item 1.

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

BACKLOG

     Total Company backlog at September 30, 2004 was $249.1 million, representing a decrease of $13.9 million (5%) from the beginning of the fiscal year backlog of $263.0 million. The backlog of firm orders at September 30, 2004 and September 30, 2003, respectively, was: $77.7 million and $86.2 million for Filtration/Fluid Flow; $108.7 million and $130.4 million for Communications; and $62.7 million and $46.4 million for Test. As of September 30, 2004, it is estimated that domestic customers accounted for approximately 78% of the Company’s total firm orders, and international customers accounted for approximately 22%. Of the Company’s total backlog of orders at September 30, 2004, approximately 82% is expected to be completed in the fiscal year ending September 30, 2005.

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

     The Filtration/Fluid Flow segment purchases supplies from a wide array of vendors. In most instances, multiple vendors of raw materials are screened during a qualification process to ensure that there will not be an interruption of supply should one of them discontinue operations. Nonetheless, in some situations, there is a risk of shortages due to reliance on a limited number of suppliers or because of price fluctuations due to the nature of the raw materials, as in the case of petroleum-based resins utilized by Filtertek.

     In the Communications segment, DCSI utilizes a limited number of supply sources to produce substantially all of DCSI’s end-products.

     The Test segment is a vertically integrated supplier of EM shielding products, producing most of its critical RF components. However, this segment purchases significant quantities of raw materials such as steel, copper, nickel and wood. Accordingly, the segment is subject to price fluctuations in the worldwide raw materials markets. In fiscal 2004, this segment experienced significant price increases in the metal markets as compared to the prior year.

COMPETITION

     Competition in the Company’s major markets is broadly based and global in scope. The Company faces intense competition from a large number of companies for nearly all of its products. Competition can be particularly intense during periods of economic slowdown, and this has been experienced in the past in some of the Filtration/Fluid Flow markets. Although the Company is a leading supplier in several of the markets it serves, it maintains a relatively small share of the business in many of the other markets it serves. Individual competitors range in size from annual revenues of less than $1 million to billion dollar enterprises. Because of the specialized nature of the Company’s products, it is impossible to state precisely its competitive position with respect to its products. Substantial efforts are required in order to maintain existing business levels. In the Company’s major served markets, competition is driven primarily by quality, technology, price and delivery performance. The following information concerns the Company’s industry segments.

     Pall Corporation, SPX Filtran and SoFrance are the primary competitors in the Filtration/Fluid Flow markets. Other significant competitors in these markets include Illinois Tool Works Inc. and Moog Inc.

     Primary competitors of the Communications segment in the utility communications market include Itron, Inc., Hunt Technologies Inc., Cellnet Technology Inc. and Elster Electricity.

     The Test segment is the global leader in the EM shielding market. Significant competitors in this served market include Braden Shielding Systems, TDK RF Solutions Inc., IMEDCO AG and Cuming Corporation.

RESEARCH AND DEVELOPMENT

     Research and development and the Company’s technological expertise are important factors in the Company’s business. Research and development programs are designed to develop technology for new products or to extend or upgrade the capability of existing products, and to enhance their commercial potential.

     The Company performs research and development at its own expense, and also engages in research and development funded by customers. For the fiscal years ended September 30, 2004, 2003 and 2002, total Company-sponsored research and development expenses were approximately $12.2 million, $11.0 million and $11.9 million, respectively. Total customer-sponsored research and development expenses were approximately $6.1 million, $7.1 million and $6.0 million for the fiscal years ended September 30, 2004, 2003 and 2002, respectively. All of the foregoing expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $9.6 million, $6.7 million and $5.9 million for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

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

GOVERNMENT CONTRACTS

     The Company’s contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government are primarily firm fixed-price contracts under which work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the Company. All Government prime contracts and virtually all of the Company’s subcontracts provide that they may be terminated at the convenience of the Government. Upon such termination, the Company is normally entitled to receive equitable compensation. See “Marketing And Sales” in this Item 1 for additional information regarding Government contracts.

EMPLOYEES

     As of November 30, 2004, the Company employed approximately 2,350 persons.

FINANCING

     On October 6, 2004, the Company entered into a new $100 million five-year revolving credit facility with a $50 million increase option. This facility replaced the Company’s $60 million credit facility that would have otherwise matured in April 2005. The new facility is available for direct borrowings and/or the issuance of letters of credit, and is provided by a group of six banks, led by Wells Fargo Bank as agent, with a maturity of October 6, 2009. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. See “Management’s Discussion and Analysis — Capital Resources and Liquidity” in the 2004 Annual Report, and Note 10 of the Notes to Consolidated Financial Statements in the 2004 Annual Report, which information is herein incorporated by reference.

HISTORY OF THE BUSINESS

     ESCO was incorporated in Missouri in August 1990 as a wholly-owned subsidiary of Emerson Electric Co. (“Emerson”) to be the indirect holding company for several Emerson subsidiaries, which were primarily in the defense business. Ownership of ESCO and its subsidiaries was distributed on October 19, 1990 by Emerson to its shareholders through a special distribution. Since that time, through a series of acquisitions and divestitures, the Company has shifted its primary focus from defense contracting to the supply of engineered products marketed to industrial and commercial users. Effective July 10, 2000, ESCO changed its name from ESCO Electronics Corporation to ESCO Technologies Inc.

     The MicroSep Business that was divested in fiscal 2004 is discussed under “Discontinued Operations” in this Item 1.

FORWARD-LOOKING INFORMATION

     Statements contained in this Item 1 “Business”, Item 3 “Legal Proceedings” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (incorporated by reference to “Management’s Discussion and Analysis” appearing in the 2004 Annual Report) regarding future events, the Company’s future revenues, profitability, financial resources, expected completion of backlog orders, projections about the Company’s future performance and the industries in which the Company operates, statements regarding the Company’s financial control systems’ compliance with the Sarbanes-Oxley Act at the end of fiscal 2005, the Company’s ability to utilize NOLs, reinvestment of foreign earnings, adequacy of future cash flows, the outcome of current litigation, effects of final judgments in any litigation, costs and impacts resulting from environmental matters, claims and charges, future share repurchases, investments, acquisitions and other statements contained herein which are not strictly historical are considered “forward-looking statements” within the meaning of the safe harbor provisions, of the federal securities laws. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to help identify such forward-looking statements. Investors are cautioned that such statements are only predictions, speak only as of the date of this report, and the Company undertakes no duty to update. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment including, but not limited to: the timing and execution of real estate sales; termination for convenience of customer contracts; timing and magnitude of future contract awards; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; the timing, pricing and availability of shares offered for sale; delivery delays or defaults by customers; performance issues with key suppliers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; changes in foreign or U.S. business conditions affecting the distribution of foreign earnings; actual clean up costs and required level of Company contribution relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal operating plans.

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

Item 2. Properties

     The Company’s principal buildings contain approximately 1,078,050 square feet of floor space. Approximately 714,300 square feet are owned by the Company and approximately 363,750 square feet are leased. See Note 8 of the Notes to Consolidated Financial Statements in the 2004 Annual Report, which information is herein incorporated by reference. The principal plants and offices are as follows*:

			Lease Expiration	Principal Use
Location	Size (Sq. Ft.)	Sq. Ft. Owned/Leased	Date	(Industry Segment)
Oxnard, CA	127,400	Owned		Management, Engineering and Manufacturing (Filtration/Fluid Flow)
South El Monte, CA	100,100	Owned		Management, Engineering and Manufacturing (Filtration/Fluid Flow)
Durant, OK	100,000	Owned		Manufacturing (Test)

Hebron, IL	99,800	Owned		Management, Engineering and Manufacturing (Filtration/Fluid Flow)
Huntley, IL	85,000	Owned		Manufacturing (Filtration/Fluid Flow)
Cedar Park, TX	75,200	Owned		Management, Engineering and Manufacturing (Test)
Austin, TX	69,300	Leased	12-31-07 (w/two 5-year renewal options)	Management, Engineering and Manufacturing (Test)
Glendale Heights, IL	59,400	Leased	3-31-05 (w/one 5-year and three 3-year renewal options)	Management, Engineering and Manufacturing (Test)
St. Louis, MO	58,600	Leased	3-31-08 (w/two 5-year renewal options)	Management and Engineering (Communications)
Sao Paulo, Brazil	40,000	Leased	7-31-07	Manufacturing (Filtration/Fluid Flow)
Plailly, France	37,200	Owned		Engineering and Manufacturing (Filtration/Fluid Flow)
St. Louis, MO	35,000	Owned		Management and Engineering (Communications)
Juarez, Mexico	34,400	Leased	12-31-07	Engineering and Manufacturing (Filtration/Fluid Flow)
Minocqua, WI	30,200	Leased	3-31-05 (w/one 5-year, and three 3-year renewal options)	Engineering and Manufacturing (Test)

			Lease Expiration	Principal Use
Location	Size (Sq. Ft.)	Sq. Ft. Owned/Leased	Date	(Industry Segment)
Eura, Finland	29,300	Owned		Management, Engineering and Manufacturing (Test)
Stevenage, England	25,650	Leased	8-11-17 (w/option to terminate on 8-12-07)	Management, Engineering and Manufacturing (Test)
Newcastle West, Ireland	25,300	Owned		Manufacturing (Filtration/Fluid Flow)

Beijing, China	24,400	Leased	3,000 sq. ft. Office 8-1-07 21,400 sq. ft. Plant 3-1-07	Manufacturing (Test)
St. Louis, MO	21,800	Leased	8-31-05 (w/two 5-year renewal options)	ESCO Headquarters

*	The table does not include an owned vacant facility in Patillas, PR, consisting of approximately 110,000 square feet, that was listed in Item 2 in previous Forms 10-K (Filtration / Fluid Flow). The Company ceased operations in this facility in March 2004, and is currently marketing it for sale.

     The Company believes its buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for the Company’s current production requirements.

Item 3. Legal Proceedings

     As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. The Company believes that final judgments, if any, which might be rendered against the Company in current litigation are adequately reserved, covered by insurance, or would not have a material adverse effect on its financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     The following sets forth certain information as of December 13, 2004 with respect to ESCO’s executive officers. These officers have been elected to terms which expire at the first meeting of the Board of Directors after the next annual meeting of stockholders.

Name	Age	Position(s)
Victor L. Richey, Jr.*	47	Chairman, Chief Executive Officer and Director
Charles J. Kretschmer	48	President, Chief Operating Officer and Director
Gary E. Muenster	44	Vice President and Chief Financial Officer
Alyson S. Barclay	45	Vice President, Secretary and General Counsel

*	Also Chairman of the Executive Committee of the Board of Directors.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities

     The information required by this item is incorporated herein by reference to Note 11 of the Notes to Consolidated Financial Statements, “Common Stock Market Price” and “Shareholders’ Summary—Capital Stock Information” appearing in the 2004 Annual Report. ESCO does not anticipate, currently or in the foreseeable future, paying cash dividends on the Common Stock, although it reserves the right to do so to the extent permitted by applicable law and agreements. ESCO’s dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at that time, based on ESCO’s earnings and financial position and such other business considerations as the Board deems relevant. See Item 12 for equity compensation plan information.

     REGISTRANT PURCHASES OF EQUITY SECURITIES*:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
July 1-31, 2004	0	0	0	1,067,719
August 1-31, 2004	84,100	$61.30	84,100	983,619
Sep. 1-30, 2004	72,100	$66.93	72,100	911,519
Total	156,200	$63.90	156,200

*	The repurchase program was first approved on February 8, 2001 for a maximum of 1,300,000 shares. On August 7, 2003, this program was extended to September 30, 2004. On August 10, 2004, it was announced that the program was extended to September 30, 2006, the current expiration date. No repurchase program has expired during the period covered by the table. There currently is no repurchase program which the registrant has determined to terminate prior to expiration, or under which the registrant does not intend to make further purchases.

Item 6. Selected Financial Data

     The information required by this item, with respect to selected financial data, is incorporated herein by reference to “Five-Year Financial Summary” and Notes 2 and 3 of the Notes to Consolidated Financial Statements appearing in the 2004 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis” appearing in the 2004 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis — Market Risk Analysis” appearing in the 2004 Annual Report.

Item 8. Financial Statements and Supplementary Data

     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company on pages 27 through 52 and the report thereon of KPMG LLP, an independent registered public accounting firm, appearing on page 54 of the 2004 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13A-15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2004. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding nominees and directors appearing under “Nominees and Continuing Directors” in the 2005 Proxy Statement is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this Form 10-K. Information regarding the Audit and Finance Committee and its members appearing under “Board of Directors and Committees” in the 2005 Proxy Statement is hereby incorporated by reference.

     Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement is hereby incorporated by reference.

     The Company has adopted codes of ethics which apply to its chief executive officer, its chief financial officer and all other senior executives, as well as all Company employees. The following documents are available free of charge through the Company’s internet website at www.escotechnologies.com and in print to any person who requests them: Corporate Governance Guidelines; Charters of the Audit and Finance Committee, Human Resources and Compensation Committee, and Nominating and Corporate Governance Committee; Code of Business Conduct and Ethics; and Code of Ethics for Senior Financial Officers.

Item 11. Executive Compensation

     Information appearing under “Board of Directors and Committees” and “Executive Compensation” (except for the “Report of the Human Resources And Compensation Committee On Executive Compensation” and the “Performance Graph”) in the 2005 Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information regarding beneficial ownership of shares of common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent stockholders appearing under “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2005 Proxy Statement is hereby incorporated by reference.

Equity Compensation Plan Information:

     The following table summarizes certain information regarding Common Shares that may be issued by the Company pursuant to its equity compensation plans existing as of September 30, 2004.

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights(1)	and rights	(a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)	837,530 (3)	$27.2581 (4)	1,264,350	(5)(6)
Equity compensation plans not approved by security holders	0	N/A	174,650	(7)
Total	837,530	$27.2581	1,439,000

(1)	Number of Common Shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

(2)	Consists of the Company’s 1994 and 1999 Stock Option Plans, the 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan. The 1994 and 1999 Stock Option Plans and the 2001 Stock Incentive Plan have been amended without Stockholder approval in accordance with their terms, as follows: the Company’s 1994 and 1999 Stock Option Plans have been amended to reflect the change of the Company’s name and the elimination of the Company’s common stock trust receipts, to provide for withholding, to provide for adjustment upon a special distribution and/or in certain other respects; the 1994

Stock Option Plan was amended to permit the Human Resources and Compensation Committee (the “Committee”), in its discretion, to extend the period during which an optionee who terminates employment on account of retirement on or after age 60 may exercise his stock option to five years after retirement, but before ten years from the date of grant; and all three of the above Plans were amended to authorize the Committee to delegate to the Chief Executive Officer the power to grant stock options to persons who are not “officers” as defined in Rule 16A-1 under the Exchange Act, with the limitation of 5,000 shares per award and 50,000 shares awarded in the aggregate in any fiscal year, and to delegate to other employees the power to extend a stock option beyond termination of employment for optionees who are not such “officers”.

(3)	Includes Common Shares issuable in connection with the vesting and distribution of performance-accelerated restricted share awards under the Company’s 2001 Stock Incentive Plan.

(4)	Does not include 159,483 Common Shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the 2001 Stock Incentive Plan, for which there are no exercise prices.

(5)	Comprises 43,539 Common Shares under the 1999 Stock Option Plan, 220,811 Common Shares under the 2001 Stock Incentive Plan and 1,000,000 Common Shares under the 2004 Incentive Compensation Plan. On October 1, 2004, 125,000 shares were added to the authorized shares allocated to the 2001 Stock Incentive Plan, which may be used for the grant of stock options, SARs, performance share awards or other stock-based awards; provided, however, that not more than 200,000 of the total shares added to this Plan on October 1, 2002, 2003 and 2004 may be used for performance share awards or other stock-based awards.

(6)	Does not include shares that may be purchased on the open market pursuant to the Company’s Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants may elect to have up to 10% of their current salary or wages withheld and contributed to one or more independent trustees for the purchase of Common Shares. At the discretion of an officer of the Company, the Company or a domestic subsidiary or division may contribute cash in an amount not to exceed 20% of the amounts contributed by participants. The total number of Common Shares purchased with the Company’s matching contributions, however, may not exceed 100,000. As of September 30, 2004, 4,775 shares had been purchased with the Company’s matching funds.

(7)	Represents Common Shares issuable pursuant to the Compensation Plan for Non-Employee Directors (the “Compensation Plan”), which provides for each director to be paid an annual retainer fee payable partially in cash and partially in Common Shares. Periodically, the Human Resources and Compensation Committee of the Board of Directors determines the amount of the retainer fee and the allocation of the fee between cash and Common Shares. The maximum number of Common Shares available for distribution under the Compensation Plan is 200,000 shares. The stock portion of the retainer fee is distributable in quarterly installments. Directors may elect to defer receipt of all of the cash portion and/or all of the stock portion of the retainer fee. The deferred amounts are credited to the director’s deferred compensation account in stock equivalents. Deferred amounts are distributed in Common Shares or cash at such future dates as specified by the director unless distribution is accelerated in certain circumstances, including a change in control of the Company. The stock portion which has been deferred may only be distributed in Common Shares.

Item 13. Certain Relationships and Related Transactions

     None.

Item 14. Principal Accounting Fees and Services

     Information regarding the Company’s independent auditors, their fees and services, and the Company’s Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services appearing under “III. Independent Auditors” in the 2005 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) Documents filed as a part of this report:

1.	The Consolidated Financial Statements of the Company on pages 27 through 52 and the Report of Independent Registered Public Accounting Firm thereon of KPMG LLP appearing on page 54 of the 2004 Annual Report.

2.	Financial Statement Schedules.

     II. Valuation and Qualifying Accounts

     Report of Independent Registered Public Accounting Firm

     Other financial statement schedules have been omitted because the subject matter is disclosed elsewhere in the financial statements and notes thereto, not required or not applicable, or the amounts are not sufficient to require submission.

     3. Exhibits:

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated
Number	Description	By Footnote
3.1	Restated Articles of Incorporation	Incorporated by Reference, Exhibit 3(a)[1]

3.2	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by Reference, Exhibit 4(e)[2]

3.3	Articles of Merger effective July 10, 2000	Incorporated by Reference, Exhibit 3(c)[3]

3.4	Bylaws, as amended and restated	Incorporated by Reference, Exhibit 3.4[4]

4.1	Specimen Common Stock Certificate	Incorporated by Reference, Exhibit 4(a)[3]

4.2	Specimen Rights Certificate	Incorporated by Reference, Exhibit B to Exhibit 4.1[5]

4.3	Rights Agreement dated as of September 24, 1990 (as amended and restated as of February 3, 2000) between the Registrant and Registrar and Transfer Company, as successor Rights Agent	Incorporated by Reference, Exhibit 4.1[5]

4.4	Credit Agreement dated as of October 6, 2004, among the Registrant, Wells Fargo Bank, N.A., as agent, and the lenders listed therein

10.1	Form of Indemnification Agreement with each of ESCO’s directors.	Incorporated by Reference, Exhibit 10(k)[6]

10.2	Supplemental Executive Retirement Plan as amended and restated as of August 2, 1993*	Incorporated by Reference, Exhibit 10(n)[7]

10.3	Second Amendment to Supplemental Executive Retirement Plan effective May 1, 2001*	Incorporated by Reference, Exhibit 10.4[8]

10.4	Directors’ Extended Compensation Plan*	Incorporated by Reference, Exhibit 10(o)[7]

10.5	First Amendment to Directors’ Extended Compensation Plan effective January 1, 2000*	Incorporated by Reference, Exhibit 10.11[9]

10.6	Second Amendment to Directors’ Extended Compensation Plan effective April 1, 2001*	Incorporated by Reference, Exhibit 10.7[8]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated
Number	Description	By Footnote
10.7	1994 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.1[10]

10.8	Amendment to 1994 Stock Option Plan effective July 18, 2002*	Incorporated by Reference, Exhibit 10(b)[11]

10.9	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.15[9]

10.10	Severance Plan adopted as of August 10, 1995 (as restated February 5, 2002)*	Incorporated by Reference, Exhibit 10[12]

10.11	Amendment to 1994 Stock Option Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.12[4]

10.12	1999 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.2[10]

10.13	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.3[10]

10.14	Amendment to 1999 Stock Option Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.15[4]

10.15	Employment Agreement with Executive Officer*[13]	Incorporated by Reference, Exhibit 10(bb)[1]

10.16	Amendment to Employment Agreement with Executive Officer*[14]	Incorporated by Reference, Exhibit 10.18[8]

10.17	Executive Stock Purchase Plan*	Incorporated by Reference, Exhibit 10.24[9]

10.18	Compensation Plan For Non-Employee Directors*	Incorporated by Reference, Exhibit 10.22[8]

10.19	2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit B[15]

10.20	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.24[16]

10.21	Form of Non-qualified Stock Option Agreement*	Incorporated by Reference, Exhibit 10.25[16]

10.22	Form of Notice of Award—Performance— Accelerated Restricted Stock*	Incorporated by Reference, Exhibit 10.26[16]

10.23	Form of Supplemental Executive Retirement Plan Agreement*	Incorporated by Reference, Exhibit 10.28[16]

10.24	Amendment to 2001 Stock Incentive Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.29[4]

10.25	Sixth Amendment and Restatement of Employee Stock Purchase Plan effective as of October 15, 2003*	Incorporated by Reference, Appendix C[17]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated
Number	Description	By Footnote
10.26	Second Amendment to Employment Agreement with V.L. Richey, Jr. (identical document with C.J. Kretschmer)*	Incorporated by Reference, Exhibit 10.1[18]

10.27	Second Amendment to Employment Agreement with G.E. Muenster (identical document with A.S. Barclay)*	Incorporated by Reference, Exhibit 10.2[18]

10.28	Notice of Award — restricted stock award to V.L. Richey, Jr. (identical documents except for number of shares awarded for: C.J. Kretschmer — 4,750 shares; G.E. Muenster — 2,400 shares; A.S. Barclay — 1,800 shares)*	Incorporated by Reference, Exhibit 10.3[18]

10.29	2004 Incentive Compensation Plan*	Incorporated by Reference, Appendix B[17]

13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2004:

Five-Year Financial Summary (p. 55) Management’s Discussion and Analysis (pgs. 12-26)
Consolidated Financial Statements (pgs. 27-52) and Report of Independent Registered Public Accounting Firm (p. 54)
Shareholders’ Summary — Capital Stock Information (p. 56)
Common Stock Market Price (p. 55)

21	Subsidiaries of ESCO

23	Consent of Independent Registered Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

[1]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1999, at the Exhibit indicated.

[2]	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2000, at the Exhibit indicated.

[3]	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2000, at the Exhibit indicated.

[4]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2003, at the Exhibit indicated.

[5]	Incorporated by reference to Current Report on Form 8-K dated February 3, 2000, at the Exhibit indicated.

[6]	Incorporated by reference to Form l0-K for the fiscal year ended September 30, l991, at the Exhibit indicated.

[7]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993, at the Exhibit indicated.

[8]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2001, at the Exhibit indicated.

[9]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2000, at the Exhibit indicated.

[10]	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2000, at the Exhibit indicated.

[11]	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2002, at the Exhibit indicated.

[12]	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2002, at the Exhibit indicated.

[13]	Identical Employment Agreements between ESCO and executive officers A.S. Barclay, G.E. Muenster and V.L. Richey, Jr., except that in the cases of Ms. Barclay and Mr. Muenster the minimum annual salary is $94,000 and $108,000, respectively.

[14]	Identical Amendments to Employment Agreements between ESCO and executive officers A.S. Barclay, G.E. Muenster and V.L. Richey, Jr.

[15]	Incorporated by reference to Notice of Annual Meeting of the Stockholders and Proxy Statement dated December 11, 2000, at the Exhibit indicated.

[16]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2002, at the Exhibit indicated.

[17]	Incorporated by reference to Notice of Annual Meeting of the Stockholders and Proxy Statement dated December 29, 2003, at the Appendix indicated.

[18]	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2004, at the Exhibit indicated.

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this Part IV.

(b)	Exhibits: Reference is made to the list of exhibits in this Part IV, Item 15(a)3 above.

(c)	Financial Statement Schedules: Reference is made to Part IV, Item 15(a)2 above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCO TECHNOLOGIES INC.
Date: December 14, 2004	By	(s) V.L. Richey, Jr.
V.L. Richey, Jr.
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below effective December 14, 2004, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE
(s) V.L. Richey, Jr. V.L. Richey, Jr.	Chairman, Chief Executive Officer and Director
(s) C.J. Kretschmer C.J. Kretschmer	President, Chief Operating Officer and Director
(s) G.E. Muenster G.E. Muenster	Vice President and Chief Financial Officer, Principal Accounting Officer
(s) W.S. Antle III W.S. Antle III	Director
(s) J.M. McConnell J.M. McConnell	Director
(s) L.W. Solley L.W. Solley	Director
(s) J.M. Stolze J.M. Stolze	Director
(s) D.C. Trauscht D.C. Trauscht	Director
(s) J.D. Woods J.D. Woods	Director

ESCO Technologies Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended September 30, 2004, 2003 and 2002

	Balance at	Additions Charged		Balance at End of
(Dollars in thousands)	Beginning of Period	to Expense	Deductions	Period
2002
Allowance for doubtful accounts	$957	115	466	606

Warranty reserve	$1,411	1,983	1,910	1,484

2003
Allowance for doubtful accounts	$606	336	208	734

Warranty reserve	$1,484	2,536	2,646	1,374

2004
Allowance for doubtful accounts	$734	114	222	626

Warranty reserve	$1,374	3,206	2,433	2,147

Note: Amounts above exclude discontinued operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors
ESCO Technologies Inc.:

Under date of November 9, 2004, we reported on the consolidated balance sheets of ESCO Technologies Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2004, which are incorporated herein by reference. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

/s/ KPMG LLP

St. Louis, Missouri
November 9, 2004

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit
4.4	Credit Agreement dated as of October 6, 2004, among the Registrant, Wells Fargo Bank, N.A., as agent, and the lenders listed therein.

13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2004:

Five-year Financial Summary (p. 55)
Management’s Discussion and Analysis (pgs. 12-26)
Consolidated Financial Statements (pgs. 27-52) and Report of Independent Registered Public Accounting Firm (p. 54)
Shareholders’ Summary—Capital Stock Information (p. 56)
Common Stock Market Price (p. 55)

21	Subsidiaries of ESCO

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

See Item 15(a)3 for a list of exhibits incorporated by reference