Form 10-Q
period 2004-12-31
ESCO TECHNOLOGIES INC
filed 2005-02-08
CIK 866706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

The number of shares of the registrant's common stock outstanding at January 31, 2005 was 12,609,659.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                          Three Months Ended
                                                              December 31,
                                                              ------------

                                                         2004           2003
                                                         ----           ----

Net sales                                            $  104,375         96,396
Costs and expenses:
   Cost of sales                                         68,509         66,270
    Selling, general and administrative expenses         19,813         18,769
   Interest income                                         (481)           (36)
   Other (income) expenses, net                            (453)           614
                                                           ----            ---
     Total costs and expenses                            87,388         85,617
Earnings before income taxes                             16,987         10,779
Income tax expense                                        6,464          4,191
                                                          -----          -----
Net earnings from continuing operations                  10,523          6,588

Loss from discontinued operations, net of tax benefit of
$(656) in fiscal 2004                                         -           (437)
-----            ----                                       ---            ----

Net earnings                                        $    10,523          6,151
                                                         ======          =====

Earnings (loss) per share:
  Basic   -   Continuing operations                  $     0.82           0.51
          -   Discontinued operations                         -          (0.03)
                                                           ----           -----
          -   Net earnings                           $     0.82           0.48
                                                           ====           ====

  Diluted -   Continuing operations                  $     0.80           0.50
          -   Discontinued operations                         -          (0.04)
                                                           ----           -----
          -   Net earnings                           $     0.80           0.46
                                                           ====           ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                   December 31,  September 30,
                                                      2004          2004
                                                      ----          ----
ASSETS                                             (Unaudited)
Current assets:
   Cash and cash equivalents                          $ 60,357       72,281
   Accounts receivable, net                             69,248       77,729
   Costs and estimated earnings on long-term
     contracts, less progress billings of
     $1,703 and $2,210, respectively                     2,957        2,476
   Inventories                                          48,204       44,287
   Current portion of deferred tax assets               22,320       27,810
   Other current assets                                  8,408        8,947
                                                         -----        -----
       Total current assets                            211,494      233,530
Property, plant and equipment, net                      69,496       69,103
Goodwill                                                69,437       68,949
Other assets                                            31,185       30,858
                                                        ------       ------
                                                      $381,612      402,440
                                                      ========      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current
     maturities of long-term debt                      $   126           151
   Accounts payable                                     28,598        32,455
   Advance payments on long-term contracts, less costs
     incurred of $9,627 and $8,017, respectively         3,303         4,305
   Accrued salaries
                                                         8,048        11,896
   Accrued taxes                                         3,072         4,454

   Accrued other expenses                               13,772        15,061
                                                        ------        ------
       Total current liabilities                        56,919        68,322
                                                        ------        ------
Deferred income                                          2,623         2,738
Pension obligations                                     13,905        13,899

Other liabilities                                        9,580         9,497
Long-term debt                                             407           368
                                                           ---           ---
       Total liabilities                                83,434        94,824
Shareholders' equity:
    Preferred stock, par value $.01 per share, authorized
      10,000,000 shares                                     --            --
    Common stock, par value $.01 per share, authorized
      50,000,000 shares, issued 14,184,571 and 14,148,902
      shares, respectively                                 142           142
   Additional paid-in capital                          223,247       221,711
   Retained earnings                                   126,486       115,963
   Accumulated other comprehensive loss                   (279)       (3,698)
                                                          ----        ------
                                                       349,596       334,118
   Less treasury stock, at cost: 1,591,413 and 1,257,352
     common shares, respectively                       (51,418)      (26,502)
                                                       -------       -------
       Total shareholders' equity                      298,178       307,616
                                                       -------       -------
                                                      $381,612       402,440
                                                      ========       =======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Three Months Ended
                                                                   December 31,
                                                                   ------------



                                                                  2004     2003
                                                                  ----     ----
Cash flows from operating activities:
    Net earnings                                              $10,523    6,151
    Adjustments  to  reconcile  net  earnings  to net  cash
       provided by operating activities:
       Net loss from discontinued operations, net of tax            -      437
       Depreciation and amortization                            3,119    2,841
       Changes in operating working capital                    (1,265)     210
       Effect of deferred taxes                                 1,122      487
       Other                                                      781    3,246
                                                                  ---    -----
          Net  cash  provided  by  operating  activities-
              continuing operations                            14,280   13,372
          Net cash used by discontinued operations                  -     (517)
                                                                  ---     ----
          Net cash provided by operating activities            14,280   12,855
Cash flows from investing activities:
    Capital expenditures- continuing operations                (2,013)  (2,513)
    Capital expenditures- discontinued operations                   -   (1,278)
                                                                -----    -----
    Net cash used by investing activities                      (2,013)  (3,791)
Cash flows from financing activities:
    Net decrease in short-term borrowings                           -   (3,000)
    Principal payments on long-term debt                          (42)     (37)
    Purchases of common stock into treasury
                                                              (24,928)       -
    Other (including exercise of stock options)                   779      310
                                                                  ---      ---
       Net cash used by financing activities                  (24,191   (2,727)
                                                              -------   ------
Net (decrease) increase in cash and cash equivalents          (11,924)   6,337
Cash and cash equivalents, beginning of period                 72,281   31,285
                                                               ------   ------
Cash and cash equivalents, end of period                     $ 60,357   37,622
                                                               ======   ======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

     The results for the three month period ended December 31, 2004 are not necessarily indicative of the results for the entire 2005 fiscal year.


2.   DISCONTINUED OPERATIONS  - 2004

     Microfiltration and Separations Businesses (MicroSep) - The MicroSep businesses consisted of PTI Advanced Filtration Inc., PTI Technologies Limited, and PTI S.p.A. Effective April 2, 2004, the Company completed the sale of PTI Advanced Filtration Inc. (Oxnard, California) and PTI Technologies Limited (Sheffield, England) to domnick hunter group plc for $18 million in cash. On June 8, 2004, the Company completed the sale of PTI S.p.A. (Milan, Italy) to a group of investors comprised of the subsidiary's senior management for $5.3 million. An after-tax loss of $0.4 million related to the MicroSep businesses is reflected in the Company's fiscal 2004 first quarter results in discontinued operations.


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

                                                Three Months Ended
                                                   December 31,
                                                   ------------

                                               2004            2003
                                               ----            ----
     Weighted Average Shares
     Outstanding - Basic                      12,793          12,838
     Dilutive Options and Restricted
     Shares                                      411             446
                                                 ---             ---

     Adjusted Shares- Diluted                 13,204          13,284
                                              ======          ======

     Options to purchase 1,500 shares of common stock at a price of $77.71 and options to purchase 77,250 shares of common stock at a price of $48.58 were outstanding during the three month periods ended December 31, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2013. Approximately 27,000 and 16,000 performance-accelerated restricted shares were excluded from the respective computation of diluted EPS based upon the application of the treasury stock method for the three month periods ended December 31, 2004 and 2003, respectively.

     Had compensation cost for the Company's stock option plans and performance-accelerated restricted share plans been determined based on the fair value at the grant date for awards outstanding during the three month periods ended December 31, 2004 and 2003 consistent with the provisions of SFAS 148, the Company's net earnings and net earnings per share would have been as shown in the table below:

     (Unaudited)
     (Dollars in thousands, except per
     share amounts)
                                                    Three Months Ended
                                                       December 31,
                                                       ------------

                                                   2004               2003
                                                   ----               ----
     Net earnings, as reported                   $10,523             6,151
     Add: stock-based employee compensation
         expense included in reported net
         earnings, net of tax                        369               274
     Less: total stock-based employee
         compensation expense determined
         under fair value based methods,
         net of tax                                 (918)             (536)
                                                    ----              ----

     Pro forma net earnings                      $ 9,974              5,889
                                                   =====              =====

     Net earnings per share:
         Basic - as reported                     $  0.82               0.48
         Basic - pro forma                          0.78               0.46
                                                    ====               ====

         Diluted - as reported                   $  0.80               0.46
         Diluted - pro forma                        0.76               0.44
                                                    ====               ====

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three month periods ended December 31, 2004 and 2003, respectively: expected dividend yield of 0% in both periods; expected volatility of 28.3% and 23.9%; risk-free interest rate of 3.6% and 4.3%; and expected life based on historical exercise periods of 4.21 years and 4.24 years.

4.    INVENTORIES
     Inventories consist of the following (in thousands):
                                                   December 31,   September 30,
                                                     2004           2004
                                                     ----           ----

     Finished goods                                  $  13,758      11,444
     Work in process, including long- term contracts    13,704      13,759
     Raw materials                                      20,742      19,084
                                                        ------      ------
          Total inventories                          $  48,204      44,287
                                                     =========      ======


5.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended December 31, 2004 and 2003 was $13.9 million and $8.6 million, respectively. For the three month periods ended December 31, 2004 and 2003, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of $3.4 million and $2.5 million, respectively.

6.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the types of products and services that it offers. Under this organizational structure, the Company operates in three segments: Filtration/Fluid Flow, Communications and Test.

     Management evaluates and measures the performance of its operating segments based on "Net Sales" and "EBIT", which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes. "Corporate" consists of unallocated corporate office operating charges. The table below is presented for continuing operations and excludes discontinued operations.

          ($ in thousands)                    Three Months ended
                                                 December 31,
                                                 ------------

      NET SALES                          2004                   2003
      ---------                          ----                   ----
      Filtration/Fluid Flow          $ 44,004                 39,909
      Communications                   33,533                 31,414
      Test                             26,838                 25,073
                                       ------                 ------
      Consolidated totals            $104,375                 96,396
                                     ========                 ======

      EBIT
      Filtration/Fluid Flow           $ 7,059                  3,511  (1)
      Communications                    9,622                  7,367
      Test                              2,082                  2,197
      Corporate                        (2,257)                (2,332)
                                       ------                 ------
      Consolidated EBIT                16,506                 10,743
      Add: Interest income               (481)                   (36)
                                         ----                    ---
      Earnings before income
      taxes                          $ 16,987                 10,779
                                       ======                 ======


          (1) Includes $0.7 million of exit costs related to the Filtertek Puerto Rico facility described in detail in previous filings.

7.   RETIREMENT AND OTHER BENEFIT PLANS

     A summary of net periodic benefit expense for the Company's defined benefit plans and postretirement healthcare and other benefits for the three month periods ended December 31, 2004 and 2003 are shown in the following tables. Effective December 31, 2003, the Company's defined benefit plan was frozen and no additional benefits will be accrued after that date. Net periodic benefit cost for each period presented is comprised of the following:

                                              Three Months Ended
                                                 December 31,
                                                 ------------
     (Dollars in thousands)                 2004           2003
     ----------------------                 ----           ----
     Defined benefit plans
          Service cost                      $  -           140
          Interest cost                      663           623
          Expected return on assets         (713)         (675)
     Amortization of:
          Actuarial loss                     125           100
                                             ---           ---
     Net periodic benefit cost              $ 75           188
                                            ====           ===


     Net periodic postretirement benefit cost for each period presented is comprised of the following:

                                           Three Months Ended
                                              December 31,
                                              ------------
     (Dollars in thousands)               2004            2003
     ----------------------               ----            ----
     Service cost                         $  8               5
     Interest cost                          10               8
     Amortization of actuarial gain         (8)            (13)
                                            --             ---
     Net   periodic   postretirement
     benefit cost                         $ 10               -
                                           ====             ===

8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), "Share-Based Payment" (SFAS No. 123 (R)). This Statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123
     (R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123 (R) will be effective for quarterly periods beginning after June 15, 2005. The Company plans to adopt the provisions of this Statement in the fourth quarter of fiscal 2005 on a prospective basis. The Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see "Note 3 - Earnings Per Share").

     In December 2004, the FASB issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2)." The American Jobs Creation Act of 2004, (the "Act") provides for a special one-time deduction of 85 percent of certain foreign earnings repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. The Company is currently evaluating the merits of repatriating funds under the Act. The range of reasonably possible amounts of unremitted earnings that are being considered for repatriation is between zero and $27.6 million, which would require the Company to pay income taxes in the range of zero to $2.0 million. Federal income taxes on the repatriated amounts would be based on the 5.25% effective statutory rate as provided in the Act, plus applicable withholding taxes. To date, the Company has not provided for income taxes on unremitted earnings generated by non-U.S. subsidiaries given the Company's historical intent to permanently invest these earnings abroad. As a result, additional taxes will be required to be recorded for any funds repatriated under the Act. The Company expects to complete its evaluation of the repatriation provision of the Act by September 30, 2006.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company's results from continuing operations, except where noted. The Microfiltration and Separations businesses (MicroSep), which were sold in the third quarter of fiscal 2004, are accounted for as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the MicroSep businesses are reflected as discontinued operations in the financial statements and related notes for fiscal 2004.

NET SALES

Net sales  increased  $8.0  million  (8.3%) to $104.4  million for the first quarter of fiscal 2005 from $96.4 million for the first quarter of fiscal 2004, primarily due to increases across all three operating segments including a favorable foreign currency impact which contributed $1.5 million to the increase in sales. On a segment basis, for the first quarter of fiscal 2005, Filtration/Fluid Flow sales increased 10%, Communications sales increased 7%, and Test sales increased 7% from the prior year period.

-Filtration/Fluid Flow
Net sales increased $4.1 million (10.3%) to $44.0 million for the first quarter of fiscal 2005 from $39.9 million for the first quarter of fiscal 2004. The sales increase during the fiscal quarter ended December 31, 2004 as compared to the prior year quarter is mainly due to the following: higher commercial and military aerospace shipments at PTI Technologies Inc. (PTI) of $2.3 million, a net sales increase at Filtertek of $1.1 million driven by favorable foreign currency rates related to its European operations, and higher defense shipments at VACCO of $0.7 million.

-Communications
For the first quarter of fiscal 2005, net sales of $33.5 million were $2.1 million, or 6.7%, higher than the $31.4 million of net sales recorded in the first quarter of fiscal 2004. The sales increase in the first quarter of fiscal 2005 as compared to the prior year period is the result of higher shipments of Comtrak's SecurVision video security products, which generated $7.1 million in sales during the first quarter of fiscal 2005 compared to $0.5 million in the prior year period. This increase in Comtrak's shipments was the result of additional deliveries which had been previously delayed by the customer who had required a modification of the products to provide enhanced "virus" protection. DCSI's sales of automatic meter reading (AMR) equipment to electric utility customers were $26.4 million in the first quarter of fiscal 2005 compared to $31.0 million in the prior year period. Sales to PPL Electric Utilities Corporation (PPL) decreased approximately $11.5 million in the first quarter of fiscal 2005 compared to the prior year period due to the wind-down of the PPL contract. Sales to PPL were $1.0 million and $12.5 million in the fiscal quarters ended December 31, 2004 and 2003, respectively. The decrease in sales to PPL was partially offset by higher AMR product sales to the electric utility cooperative (COOP) market and other customers. DCSI's sales to COOP's and other customers were $25.4 million and $18.5 million in the fiscal quarters ended December 31, 2004 and 2003, respectively.

-Test

Net sales increased $1.7 million (6.8%) to $26.8 million for the first quarter of fiscal 2005 from $25.1 million for the first quarter of fiscal 2004. The sales increase during the fiscal quarter ended December 31, 2004 as compared to the prior year quarter is primarily due to the completion of several test chamber installations, higher antenna and other component sales, and the completion of additional government shielding projects.

ORDERS AND BACKLOG
Backlog was $246.4 million at December 31, 2004 compared with $249.1 million at September 30, 2004. The Company received new orders totaling approximately $102 million in the first quarter of fiscal 2005. New orders of $39.2 million were received in the first quarter of fiscal 2005 related to Filtration/Fluid Flow products, $35.3 million related to Communications products (includes $30.7 million of new orders related to AMR products), and $27.1 million related to Test products.

GROSS PROFIT
The Company computes gross profit as net sales less cost of sales. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. The gross profit margin was 34.4% and 31.3% in the first quarter of fiscal 2005 and 2004, respectively. This increase of 3.1% was mainly due to higher margins on shipments of AMR equipment and SecurVision products in the Communications segment. In addition, the prior year first quarter gross profit margin in the Filtration/Fluid Flow segment was negatively impacted by the exit and move costs incurred and the inefficiencies being absorbed at Filtertek as a result of operating in both the Puerto Rico and Juarez, Mexico facilities. The closure and relocation of the Filtertek Puerto Rico facility was completed in March 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 2005 were $19.8 million (19.0% of net sales), compared with $18.8 million (19.5% of net sales) for the prior year period. The increase in SG&A spending in the fiscal quarter ended December 31, 2004 as compared to the prior year period is mainly due to the costs associated with marketing, project management and new product development within the Communications segment to further penetrate the investor owned utility market.

OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net, were $(0.5) million for the quarter ended December 31, 2004 compared to $0.6 million for the prior year quarter. Principal components of other (income) expenses, net, for the first quarter of fiscal 2005 included $(0.6) million of royalty income and $0.2 million of amortization expense of identifiable intangible assets (primarily patents, licenses and software). Principal components of other (income) expenses, net, for the first quarter of fiscal 2004 included the following: $0.4 million of exit costs related to the Filtertek Puerto Rico facility and $0.2 million of amortization of identifiable intangible assets (primarily patents and licenses).

EBIT

The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $16.5 million (15.8% of net sales) for the first quarter of fiscal 2005 and $10.7 million (11.1% of net sales) for the first quarter of fiscal 2004. EBIT for the first quarter of fiscal 2004 was negatively impacted by $0.7 million of severance and exit costs related to the Filtertek Puerto Rico facility (Filtration/Fluid Flow segment).

This Form 10-Q contains the financial measure "EBIT", which is not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). EBIT provides investors and Management with an alternative method for assessing the Company's operating results. The Company defines "EBIT" as earnings from continuing operations before interest and taxes. Management evaluates the performance of its operating segments based on EBIT, and believes that EBIT is useful to investors to demonstrate the operational profitability of the Company's business segments by excluding interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations within the Company and incentive compensation. The following table represents a reconciliation of EBIT to net earnings from continuing operations.

                                         Three Months ended
($ in thousands)                            December 31,
                                            ------------
                                        2004              2003
                                        ----              ----
EBIT                                   $16,506           10,743


Interest income                            481               36

Less: Income taxes                       6,464            4,191
                                         -----            -----
Net earnings from continuing
operations                             $10,523            6,588
                                       =======            =====


-Filtration/Fluid Flow

EBIT was $7.1 million (16.0% of net sales) and $3.5 million (8.8% of net sales) in the first quarters of fiscal 2005 and 2004, respectively. This increase of $3.6 million was due to the following: a $1.8 million increase at Filtertek, which included $0.6 million of cost reimbursement from a medical device customer related to a shortfall between their actual purchases versus the minimum contractually guaranteed amount (the first quarter of fiscal 2004 included $0.7 million of exit costs related to the Puerto Rico facility); a $1.1 million increase at PTI due to higher commercial and military aerospace shipments; and a $0.7 million increase at VACCO due to higher defense shipments.

-Communications
EBIT in the first quarter of fiscal 2005 was $9.6 million (28.7% of net sales) as compared to $7.4 million (23.5% of net sales) in the prior year period. The increase in EBIT margin in the first quarter of fiscal 2005 as compared to the prior year period is mainly due to the additional shipments of Comtrak's
SecurVision products, as well as the favorable sales mix of AMR products resulting from additional sales to the COOP market, and cost reductions realized on certain AMR components. The Company will continue to increase its engineering and new product development expenditures in the Communications segment in order to continue its growth in the AMR markets, and to further differentiate its technology from the competition.

-Test
EBIT in the first quarter of fiscal 2005 was $2.1 million (7.8% of net sales) as compared to $2.2 million (8.8% of net sales) in the prior year period. This decrease in EBIT is mainly the result of approximately $0.3 million in installation cost overruns incurred on certain government shielding projects being installed in challenging areas throughout the world, as well as increased costs of steel and copper.

-Corporate
Corporate costs included in EBIT were ($2.3) million for the three month period ended December 31, 2004 compared to ($2.4) million for the prior year period.

INTEREST INCOME, NET
Interest income, net was $0.5 million for the three month period ended December 31, 2004 compared to interest income of $0.1 million for the prior year period. This increase in interest income is mainly due to a tax refund of lookback interest and higher average cash balances on hand in fiscal 2005.

INCOME TAX EXPENSE
The first quarter fiscal 2005 effective income tax rate was 38.1% compared to 38.9% in the first quarter of fiscal 2004. The decrease in the effective income tax rate in the first quarter of fiscal 2005 is primarily due to the timing and volume of profit contributions of the Company's foreign operations. The Company estimates the annual effective tax rate for fiscal 2005 to be approximately 38%.

CAPITAL RESOURCES AND LIQUIDITY

Working capital decreased to $154.6 million at December 31, 2004 from $165.2 million at September 30, 2004. During the first three months of fiscal 2005, cash decreased $11.9 million due to the $24.9 million share repurchase, partially offset by cash generated from operations. Accounts receivable decreased by $8.5 million due to timing of sales and collections. Inventories increased by $3.9 million in the first three months of fiscal 2005, of which $2.0 million related to the Test segment due to the timing of sales and $1.1 million was to build safety stock within the Communications segment. In addition, accounts payable and accrued expenses decreased by $10.4 million in the first three months of fiscal 2005, primarily due to the timing of vendor payments and payroll periods.

Net cash provided by operating activities from continuing operations increased to $14.3 million in the first three months of fiscal 2005, compared to $13.4 million in the same period of fiscal 2004.

Capital expenditures from continuing operations were $2.0 million and $2.5 million in the first quarter of fiscal 2005 and 2004, respectively. Major expenditures in the current period included manufacturing equipment and facility modifications used in the Filtration/Fluid Flow businesses.

The Company has approximately $1.5 million in commitments outstanding in the Communications segment to further differentiate its products and to further penetrate the investor owned utility market. This amount is expected to be spent during fiscal 2005.

The closure and relocation of the Filtertek Puerto Rico facility was completed in March 2004. The Puerto Rico facility is included in other current assets with a carrying value of $3.6 million at December 31, 2004. The facility continues to be actively marketed for sale.

In October 2004, the Company entered into a new $100 million five-year revolving bank credit facility with a $50 million increase option, which replaced its then-existing credit facility. At December 31, 2004, the Company had approximately $98.6 million available to borrow under the credit facility in addition to $60.4 million cash on hand. Against the $100 million available under the revolving credit facility at December 31, 2004, the Company had outstanding letters of credit of $1.4 million. Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

STOCK REPURCHASE PROGRAM
In August 2004, the Company's Board of Directors approved the extension of the previously authorized (February 2001) open market repurchase program of up to
1.1 million shares, which is subject to market conditions and other factors and covers the period ending September 30, 2006. During the first quarter of fiscal 2005, the Company repurchased 335,036 shares under this program for a total of $24.9 million and has approximately 575,000 shares remaining under this program at December 31, 2004.

CRITICAL ACCOUNTING POLICIES
Management has evaluated the accounting policies used in the preparation of the Company's financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Critical Accounting Policies Section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, at Exhibit 13.

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


FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities  laws.  Forward  looking  statements  include  those  relating to the estimates or projections made in connection with the Company's accounting policies, annual effective tax rate, timing of Communications segment commitments and expenditures, outcome of current claims and litigation, future cash flow, and capital requirements and operational needs for the foreseeable future. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; successful execution of the planned sale of the Company's Puerto Rico facility; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; changes in foreign or U.S. business conditions affecting the distribution of foreign earnings; costs relating to environmental matters; litigation uncertainty; and the Company's successful execution of internal operating plans.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the Company's risks since September 30, 2004. Refer to the Company's 2004 Annual Report on Form 10-K for further discussion about market risk.

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



                            PART II OTHER INFORMATION

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

c) Stock Repurchase Program

                                               Total Number     Maximum Number
                                               of Shares        of Shares that
                                               Purchased as     May Yet Be
                   Total Number Average Price  Part of Publicly Purchased Under
                   of Shares    Paid           Announced Plans  the Plans or
Period             Purchased    per Share      or Programs      Programs
------            ----------    ----------     --------         --------
Oct. 1-31, 2004           0         $0.00            0            911,519
Nov. 1-30, 2004     138,936        $72.03      138,936            772,583
Dec. 1-31, 2004     196,100        $76.09      196,100            576,483
                    -------        ------      -------
Total               335,036        $74.40      335,036

ITEM 5.       OTHER INFORMATION

a) On October 4 and November 10, 2004, the Human Resources and Compensation Committee of the Company's Board of Directors took certain actions in respect of director and executive compensation. These actions are being reported as a result of recent SEC staff interpretations. See Exhibits 10.1 through 10.7 of this Form 10-Q.

ITEM 6.       EXHIBITS

a)Exhibits
  Exhibit
  Number

   3.1   Restated Articles of             Incorporated by reference to Form
         Incorporation                    10-K for the fiscal year ended
                                          September 30, 1999, at Exhibit 3(a)

   3.2   Amended Certificate of           Incorporated by reference to Form
         Designation, Preferences and     10-Q for the fiscal quarter ended
         Rights of Series A               March 31, 2000, at Exhibit 4(e)
         Participating Cumulative
         Preferred Stock of the
         Registrant

   3.3   Articles of Merger effective     Incorporated by reference to Form
         July 10, 2000                    10-Q for the fiscal quarter ended
                                          June 30, 2000, at Exhibit 3(c)

   3.4   Bylaws, as amended and restated. Incorporated by reference to Form
                                          10-K for the fiscal year ended
                                          September 30, 2003, at Exhibit 3.4

   4.1   Specimen Common Stock            Incorporated by reference to Form10-Q
                  Certificate             for the fiscal quarter ended June 30,
                                          2000, at Exhibit 4(a)

   4.2   Specimen Rights Certificate      Incorporated by reference to Current
                                          Report on Form 8-K dated February 3,
                                          2000, at Exhibit B to Exhibit 4.1

   4.3   Rights Agreement dated as of     Incorporated by reference to Current
         September 24, 1990 (as amended   Report on Form 8-K dated February 3,
         and Restated as of February 3,   2000, at Exhibit 4.1
         2000) between the Registrant
         and Registrar and Transfer
         Company, as successor  Rights
         Agent

   4.4   Credit Agreement dated as of     Incorporated by reference to Form10-K
         October 6, 2004, among the       for the fiscal year ended September
         Registrant, Wells Fargo Bank,    30, 2004, at Exhibit 4.4
         N.A., as agent, and the lenders
         listed therein

  10.1   Summary of Non-Employee
         Directors' Compensation

  10.2   Performance Compensation Plan
         Amended and Restated as of
         November 25, 2002

  10.3   2005 Performance Measures and
         Evaluation Criteria under
         Performance Compensation Plan

  10.4   Awards to Executive Officers
         Not Reported on Form 8-K,
         October 4, 2004

  10.5   Form of Notice of
         Award-Performance-Accelerated
         Restricted-Stock under 2001
         Stock Incentive Plan

  10.6   Form of Incentive Stock Option
         Agreement under 2004 Incentive
         Compensation Plan

  10.7   Form of Nonqualified Stock
         Option Agreement under 2004
         Incentive Compensation Plan

  10.8   Form of Incentive Stock Option
         Agreement under 2001 Stock
         Incentive Plan

  10.9   Form of Nonqualified Stock
         Option Agreement under 2001
         Stock Incentive Plan

  31.1   Certification of Chief
         Executive Officer relating to
         Form 10-Q for period ended
         December 31, 2004

  31.2   Certification of Chief
         Financial Officer relating to
         Form 10-Q for period ended
         December 31, 2004

  32     Certification of Chief
         Executive Officer and Chief
         Financial Officer relating to
         Form 10-Q for period ended
         December 31, 2004



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





Dated:   February 8, 2005