Form 10-Q
period 2005-03-31
ESCO TECHNOLOGIES INC
filed 2005-05-10
CIK 866706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The number of shares of the registrant's common stock outstanding at April 30, 2005 was 12,708,021.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                         Three Months Ended
                                                                March 31,
                                                                ---------

                                                       2005              2004
                                                       ----              ----

Net sales                                          $ 106,160            102,171
Costs and expenses:
   Cost of sales                                      68,989             70,781
    Selling, general and administrative expenses      21,269             19,111
   Interest income                                      (303)              (483)
   Other (income) expense, net                          (236)               513
                                                     -------              -----
     Total costs and expenses                         89,719             89,922
Earnings before income taxes                          16,441             12,249
Income tax expense                                     6,014              4,684
                                                    --------           --------
Net earnings from continuing operations               10,427              7,565

Loss from discontinued operations, net of tax
benefit of $(551) in 2004                                  -             (2,200)
                                                   ---------          ---------

Net earnings                                       $  10,427              5,365
                                                      ======              =====

Earnings (loss) per share:
  Basic   -   Continuing operations                $    0.83               0.59
          -   Discontinued operations                      -              (0.17)
                                                      ------           --------
          -   Net earnings                         $    0.83               0.42
                                                        ====               ====

  Diluted -   Continuing operations                $    0.80               0.57
          -   Discontinued operations                      -              (0.17)
                                                      ------             ------
          -   Net earnings                         $    0.80               0.40
                                                        ====               ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                           Six Months Ended
                                                               March 31,
                                                               ---------

                                                       2005              2004
                                                       ----              ----

  Net sales                                       $  210,535           198,567
  Costs and expenses:
     Cost of sales                                   137,498           137,051
      Selling, general and administrative
      expenses                                        41,082            37,880
     Interest income                                    (783)             (519)
     Other (income) expense, net                        (690)            1,127
                                                        ----             -----
       Total costs and expenses                      177,107           175,539
  Earnings before income taxes                        33,428            23,028
  Income tax expense                                  12,479             8,875
                                                      ------             -----
  Net earnings from continuing operations             20,949            14,153

  Loss from discontinued operations, net of tax
  benefit of $(1,208) in 2004                              -            (2,637)
                                                        ----            ------

  Net earnings                                     $  20,949            11,516
                                                      ======            ======

  Earnings (loss) per share:
    Basic   -   Continuing operations             $     1.65              1.10
            -   Discontinued operations                    -             (0.20)
                                                       -----             -----
            -   Net earnings                      $     1.65              0.90
                                                        ====              ====

    Diluted -   Continuing operations             $     1.60              1.06
            -   Discontinued operations                    -             (0.19)
                                                       -----             -----
            -   Net earnings                      $     1.60              0.87
                                                        ====              ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      March 31,    September 30,
                                                        2005           2004
                                                        ----           ----
ASSETS                                              (Unaudited)
Current assets:
   Cash and cash equivalents                        $   74,567          72,281
   Accounts receivable, net                             72,624          77,729
   Costs and estimated earnings on long-term
     contracts, less progress billings of
     $4,867 and $2,210, respectively                      2,680          2,476
   Inventories                                           49,498         44,287
   Current portion of deferred tax assets                21,057         27,810
   Other current assets                                   8,933          8,947
                                                          -----          -----

       Total current assets                             229,359        233,530
Property, plant and equipment, net                       68,919         69,103
Goodwill                                                 69,215         68,949
Other assets                                             29,860         30,858
                                                         ------         ------

                                                     $  397,353        402,440
                                                     ==========        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current
     maturities of long-term debt                    $       79            151
   Accounts payable                                      31,610         32,455
   Advance payments on long-term contracts, less costs
     incurred of $8,722 and $8,017, respectively          3,325          4,305
   Accrued salaries                                       9,350         11,896
   Accrued taxes                                          2,286          4,454
   Accrued other expenses                                13,640         15,061
                                                         ------         ------

       Total current liabilities                         60,290         68,322
                                                         ------         ------

Deferred income                                           2,509          2,738
Pension obligations                                      13,904         13,899
Other liabilities                                        10,571          9,497
Long-term debt                                              386            368
                                                            ---            ---

       Total liabilities                                 87,660         94,824
Shareholders' equity:
    Preferred stock, par value $.01 per share, authorized
      10,000,000 shares                                       -              -
    Common stock, par value $.01 per share, authorized
      50,000,000 shares, issued  14,255,019 and 14,148,902
      shares, respectively                                  143            142
   Additional paid-in capital                           225,892        221,711
   Retained earnings                                    136,912        115,963
   Accumulated other comprehensive loss                  (1,849)        (3,698)
                                                         ------         ------

                                                        361,098        334,118
   Less treasury stock, at cost: 1,590,213 and
   1,257,352 common shares, respectively                (51,405)       (26,502)
                                                        -------        -------

       Total shareholders' equity                       309,693        307,616
                                                        -------        -------

                                                     $  397,353        402,440
                                                     ==========        =======


See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                              Six Months Ended
                                                                  March 31,
                                                                  ---------

                                                               2005      2004
                                                               ----      ----
Cash flows from operating activities:
    Net earnings                                            $ 20,949    11,516
    Adjustments  to  reconcile  net  earnings  to net  cash
       provided by operating activities:
       Net loss from discontinued operations, net of tax           -     2,637
       Depreciation and amortization                           6,080     5,904
       Changes in operating working capital                   (1,504)    2,309
       Effect of deferred taxes                                3,246       186
       Other                                                     337     1,768
                                                                 ---     -----

          Net  cash  provided  by  operating  activities-
              continuing operations                           29,108    24,320
                                                              ------    ------

          Net cash used by discontinued operations                 -    (2,246)
                                                               -----    ------

          Net cash provided by operating activities           29,108    22,074
Cash flows from investing activities:
    Proceeds from Riverhead note receivable                        -     2,120
    Capital expenditures - continuing operations              (4,568)   (4,803)
    Capital expenditures - discontinued operations                 -    (1,379)
                                                               -----     -----
           Net cash used by investing activities              (4,568)   (4,062)
Cash flows from financing activities:
    Net decrease in short-term borrowings                          -    (9,635)
    Proceeds from long-term debt                                   -       378
    Principal payments on long-term debt                         (81)      (76)
    Purchases of common stock into treasury                  (24,928)        -
    Other (including exercise of stock options)                2,755       708
                                                               -----       ---

             Net cash used by financing activities           (22,254)   (8,625)
                                                             -------    ------

Net increase in cash and cash equivalents                      2,286     9,387
Cash and cash equivalents, beginning of period                72,281    31,285
                                                              ------    ------

Cash and cash equivalents, end of period                    $ 74,567    40,672
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

     The results for the three and six-month periods ended March 31, 2005 are not necessarily indicative of the results for the entire 2005 fiscal year.


2.   DISCONTINUED OPERATIONS - 2004

     Microfiltration and Separations Businesses (MicroSep) The MicroSep businesses consisted of PTI Advanced Filtration Inc., PTI Technologies Limited, and PTI S.p.A. Effective April 2, 2004, the Company completed the sale of PTI Advanced Filtration Inc. (Oxnard, California) and PTI Technologies Limited (Sheffield, England) to domnick hunter group plc for $18 million in cash. On June 8, 2004, the Company completed the sale of PTI S.p.A. (Milan, Italy) to a group of investors comprised of the subsidiary's senior management for $5.3 million. An after-tax loss of $2.2 million and $2.6 million related to the MicroSep businesses is reflected in the Company's fiscal 2004 results from discontinued operations for the three and six-month periods ended March 31, 2004, respectively.


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

                                         Three Months Ended    Six Months Ended
                                              March 31,             March 31,
                                              ---------             ---------

                                          2005       2004       2005       2004
                                          ----       ----       ----       ----
     Weighted Average Shares
     Outstanding - Basic                12,633     12,874     12,722     12,857
     Dilutive Options and Restricted
     Shares                                384        451        396        448
                                           ---        ---        ---        ---

     Adjusted Shares- Diluted           13,017     13,325     13,118     13,305
                                        ======     ======     ======     ======



     Options to purchase 1,500 shares of common stock at a price of $77.71 and options to purchase 104,050 shares of common stock at prices ranging from $45.36 - $48.58 were outstanding during the six-month periods ended March 31, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2013. Approximately 24,000 and 16,000 restricted shares were excluded from the respective computation of diluted EPS based upon the application of the treasury stock method for the three month periods ended March 31, 2005 and 2004, respectively.

     Had compensation cost for the Company's stock option plans and restricted share plans been determined based on the fair value at the grant date for awards outstanding during the three and six-month periods ended March 31, 2005 and 2004 consistent with the provisions of SFAS 148, the Company's net earnings and net earnings per share would have been as shown in the table below:

     (Unaudited)
     (Dollars in thousands, except per
     share amounts)
                                            Three Months Ended  Six Months Ended
                                                 March 31,         March 31,
                                                 ---------         ---------


                                                2005    2004     2005    2004
                                                ----    ----     ----    ----

     Net earnings, as reported                $10,427  5,365   $20,949  11,516
     Add: stock-based employee compensation
         expense included in reported net
         earnings, net of tax                     381    418       750     875
     Less: total stock-based employee
         compensation expense determined
         under fair value based methods,
         net of tax                              (927)  (704)   (1,844) (1,423)
                                                 ----   ----    ------  ------


     Pro forma net earnings                  $ 9,881   5,079   $19,855  10,968
                                             =======   =====   =======  ======


     Net earnings per share:
         Basic - as reported                 $  0.83    0.42   $  1.65    0.90
         Basic - pro forma                      0.78    0.39      1.56    0.85
                                                ====    ====      ====    ====


         Diluted - as reported               $  0.80    0.40     $1.60    0.87
         Diluted - pro forma                    0.76    0.38      1.52    0.82
                                                ====    ====      ====    ====


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six-month periods ended March 31, 2005 and 2004, respectively: expected dividend yield of 0% in both periods; expected volatility of 20.3% and 20.0%; risk-free interest rate of 4.2% and 3.8%; and expected life based on historical exercise periods of
     4.25 years and 4.22 years.

4.    INVENTORIES
     Inventories consist of the following (in thousands):
                                                       March 31,   September 30,
                                                          2005           2004
                                                          ----           ----

     Finished goods                                      $12,607        11,444
     Work in process, including long- term
     contracts                                            15,116        13,759
     Raw materials                                        21,775        19,084
                                                          ------        ------
          Total inventories                            $  49,498        44,287
                                                       =========        ======


5.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended March 31, 2005 and 2004 was $8.9 million and $5.2 million, respectively. Comprehensive income for the six-month periods ended March 31, 2005 and 2004 was $22.8 million and $13.8 million, respectively. For the three and six-month periods ended March 31, 2005, the Company's comprehensive income was negatively impacted by foreign currency translation adjustments of $1.6 million and positively impacted by foreign currency translation adjustments of $1.8 million, respectively. For the three and six-month periods ended March 31, 2004, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of $2.5 million and $2.3 million, respectively.

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

          ($ in thousands)           Three Months ended       Six Months Ended
                                           March 31,              March 31,
                                           ---------              ---------

      NET SALES                        2005       2004        2005      2004
                                       ----       ----        ----      ----
      Filtration/Fluid Flow        $  40,975     42,219    $ 84,979    82,128
      Communications                  36,085     30,359      69,618    61,773

      Test                            29,100     29,593      55,938    54,666
                                      ------     ------      ------    ------
      Consolidated totals           $106,160    102,171    $210,535   198,567
                                    ========    =======    ========   =======

      EBIT
      Filtration/Fluid Flow         $  5,041      4,147(1) $ 12,100     7,658(2)
      Communications                  10,632      7,245      20,254    14,612
      Test                             3,338      3,277       5,420     5,474
      Corporate                       (2,873)    (2,903)     (5,129)   (5,235)
                                      ------     ------      ------    ------
      Consolidated EBIT               16,138     11,766      32,645    22,509

      Add: Interest income               303        483         783       519
                                         ---        ---         ---       ---
      Earnings before income
      taxes                         $ 16,441     12,249    $ 33,428    23,028
                                    ========     ======    ========    ======


          (1) Includes $0.6 million of exit costs related to the Filtertek Puerto Rico facility.

          (2) Includes $1.3 million of exit costs related to the Filtertek Puerto Rico facility.

7.   RETIREMENT AND OTHER BENEFIT PLANS

          A summary of net periodic benefit expense for the Company's defined benefit plans and postretirement healthcare and other benefits for the three and six-month periods ended March 31, 2005 and 2004 are shown in the following tables. Effective December 31, 2003, the Company's defined benefit plan was frozen and no additional benefits will be accrued after that date. Net periodic benefit cost for each period presented is comprised of the following:

                                       Three Months Ended     Six Months Ended
                                            March 31,             March 31,
                                            ---------             ---------

     (Dollars in thousands)              2005      2004       2005        2004
                                         ----      ----       ----        ----
     Defined benefit plans
          Service cost                  $   -       140     $    -         280
          Interest cost                   663       623      1,325       1,245
          Expected return on assets      (713)     (675)    (1,425)     (1,350)
     Amortization of:
          Prior service cost                -         -          -           -
          Actuarial (gain) loss           125       100        250         200
                                          ---       ---        ---         ---
     Net periodic benefit cost          $  75       188     $  150         375
                                        =====       ===     ======         ===


Net periodic postretirement (retiree and medical) benefit cost for each period presented is comprised of the following:

                                   Three Months Ended         Six Months Ended
                                         March 31,               March 31,
                                         ---------               ---------
     (Dollars in thousands)
                                      2005       2004          2005      2004
                                      ----       ----          ----      ----
     Service cost                      $ 8         11           $15        16

     Interest cost                      10         17            20        25

     Amortization of actuarial gain     (2)       (12)           (9)      (25)
                                        --        ---            --       ---


     Net   periodic   postretirement
     benefit cost                      $16         16           $26        16
                                       ===         ==           ===        ==

8.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), "Share-Based Payment" (SFAS No. 123 (R)). This Statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25,"Accounting for Stock Issued to Employees." SFAS 123
     (R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123 (R) will be effective for the first annual period beginning after June 15, 2005. The Company plans to adopt the provisions of this Statement in the first quarter of fiscal 2006 on a prospective basis. The Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," on a quarterly basis (see "Note 3 - Earnings Per Share").

     In December 2004, the FASB issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2)." The American Jobs Creation Act of 2004, (the "Act") provides for a special one-time deduction of 85 percent of certain foreign earnings repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. The Company is currently evaluating the merits of repatriating funds under the Act. The range of reasonably possible amounts of unremitted earnings that are being considered for repatriation is between zero and $29.4 million, which would require the Company to pay income taxes in the range of zero to $2.1 million. Federal income taxes on the repatriated amounts would be based on the 5.25% effective statutory rate as provided in the Act, plus applicable withholding taxes. To date, the Company has not provided for income taxes on unremitted earnings generated by non-U.S. subsidiaries given the Company's historical intent to permanently invest these earnings abroad. As a result, additional taxes may be required to be recorded for any funds repatriated under the Act. The Company expects to complete its evaluation of the repatriation provision of the Act by September 30, 2006.

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

NET SALES
Net sales increased $4.0 million (3.9%) to $106.2 million for the second quarter of fiscal 2005 from $102.2 million for the second quarter of fiscal 2004. Net sales increased $11.9 million (6.0%) to $210.5 million for the first six months of fiscal 2005 from $198.6 million for the first six months of fiscal 2004. The sales increase for the second quarter of fiscal 2005 and in the first six months of fiscal 2005 as compared to the prior year periods is primarily due to an increase in sales within the Communications segment.

-Filtration/Fluid Flow
Net sales decreased $1.2 million (2.8%) to $41.0 million for the second quarter of fiscal 2005 from $42.2 million for the second quarter of fiscal 2004. Net sales increased $2.9 million (3.5%) to $85.0 million for the first six months of fiscal 2005 from $82.1 million for the first six months of fiscal 2004. The sales decrease during the fiscal quarter ended March 31, 2005 as compared to the prior year quarter is mainly due to the following: lower defense shipments at VACCO of $1.1 million; a net sales decrease at Filtertek of $0.9 million driven by lower automotive shipments; partially offset by higher commercial and military aerospace shipments at PTI of $0.8 million. The sales increase for the first six months of fiscal 2005 as compared to the prior year period is mainly due to an increase in shipments of commercial and military aerospace products at PTI of $3.0 million.

-Communications
For the second quarter of fiscal 2005, net sales of $36.1 million were $5.7 million, or 18.8% higher than the $30.4 million of net sales recorded in the second quarter of fiscal 2004. Net sales of $69.6 million in the first six months of fiscal 2005 were $7.8 million, or 12.6% higher than the $61.8 million recorded in the first six months of fiscal 2004. The sales increase in the second quarter of fiscal 2005 as compared to the prior year period was the result of higher shipments of Comtrak's SecurVision video security products (which represented $3.1 million of the sales increase) and higher shipments of automatic meter reading (AMR) equipment to the electric utility cooperative
(COOP) market and other customers (which represented $2.6 million of the sales increase). The increase in sales in the first six months of fiscal 2005 as compared to the prior year period was the result higher shipments of Comtrak's video security products, which contributed $9.7 million to the sales increase, partially offset by a decrease in sales of AMR equipment of $1.9 million. Comtrak's sales were $3.5 million for the second quarter of fiscal 2005 as compared to $0.4 million for the prior year second quarter and $10.6 million for the first six months of fiscal 2005 as compared to $0.9 million for the prior year six-month period.

The decrease in sales of AMR equipment for the first six months of fiscal 2005 as compared to the prior year period is due to the wind-down of the PPL Electric Utilities Corporation (PPL) contract. Sales to PPL were $0.4 million and $7.4 million in the fiscal quarters ended March 31, 2005 and 2004, respectively, and $1.4 million and $19.9 million in the first six months of fiscal 2005 and 2004, respectively. The decrease in sales to PPL was partially offset by higher AMR product sales to the COOP market and other customers. DCSI's sales to COOP's and other customers were $32.2 million and $22.5 million in the fiscal quarters ended March 31, 2005 and 2004, respectively, and were $57.6 million and $41.0 million for the first six months of fiscal 2005 and 2004, respectively.

-Test
Net sales decreased $0.5 million (1.7%) to $29.1 million for the second quarter of fiscal 2005 from $29.6 million for the second quarter of fiscal 2004. Net sales increased $1.2 million (2.2%) to $55.9 million for the first six months of fiscal 2005 from $54.7 million for the first six months of fiscal 2004. The sales decrease during the fiscal quarter ended March 31, 2005 as compared to the prior year quarter is mainly due to a decrease in sales from the Company's European operations of approximately $3.7 million due to the completion of two large test chamber projects. This decrease was partially offset by an increase in sales from the Company's U.S. operations of approximately $2.0 million (driven by the increase of government shielding projects), an increase in sales from the Company's Asian operations of approximately $1.3 million and an increase in sales of antennas and other components. The sales increase for the first six months of fiscal 2005 as compared to the prior year period is mainly due to additional test chamber installations, component sales, and government shielding projects.

ORDERS AND BACKLOG
Backlog was $253.9 million at March 31, 2005 compared with $249.1 million at September 30, 2004. The Company received new orders totaling $215.4 million in the first six months of fiscal 2005. New orders of $99.8 million were received in the first six months of fiscal 2005 related to Filtration/Fluid Flow products, $62.7 million related to Communications products (includes $55.7 million of new orders related to AMR products), and $53.0 million related to Test products. The new orders received in the Filtration/Fluid Flow segment include a $15.9 million multi-year order for quiet valves and manifold assemblies used on the Virginia Class Submarine.

GROSS PROFIT
The Company computes gross profit as net sales less cost of sales. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. The gross profit margin was 35.0% and 30.7% in the second quarter of fiscal 2005 and 2004, respectively. The gross profit margin was 34.7% and 31.0% for the first six months of fiscal 2005 and 2004, respectively. The increase in gross profit margins in the second quarter of fiscal 2005 and the first six months of fiscal 2005 was mainly due to higher margins on shipments in the Communications segment due to the favorable sales mix of AMR products resulting from additional sales to the COOP market, and additional shipments of Comtrak's products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the second quarter of fiscal 2005 were $21.3 million (20.0% of net sales), compared with $19.1 million (18.7% of net sales) for the prior year period. For the first six months of fiscal 2005, SG&A expenses were $41.1 million (19.5% of net sales) compared with $37.9 million (19.1% of net sales) for the prior year period. The increase in SG&A spending in the fiscal quarter ended March 31, 2005 and in the first six months of fiscal 2005 as compared to the respective prior year periods is due to increased personnel costs ($2.1 million and $2.8 million, respectively) associated with marketing, project management and new product development within the Communications segment to further penetrate the investor owned utility market.

OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net, were $(0.2) million for the quarter ended March 31, 2005 compared to $0.5 million for the prior year quarter. Other (income) expenses, net, were $(0.7) million for the first six months of fiscal 2005 compared to $1.1 million for the prior year period. Principal components of other (income) expenses, net, for the first six months of fiscal 2005 included $1.2 million of royalty income partially offset by $0.5 million of amortization expense of identifiable intangible assets (primarily patents, licenses and software). Principal components of other (income) expenses, net, for the first six months of fiscal 2004 included $0.9 million of exit costs related to the Filtertek Puerto Rico facility and $0.5 million of amortization of identifiable intangible assets (primarily patents, licenses and software).

EBIT
The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $16.1 million (15.2% of net sales) for the second quarter of fiscal 2005 and $11.8 million (11.5% of net sales) for the second quarter of fiscal 2004. For the first six months of fiscal 2005, EBIT was $32.6 million (15.5% of net sales) and $22.5 million (11.3% of net sales) for the first six months of fiscal 2004. EBIT for the first six months of fiscal 2004 was negatively impacted by $1.3 million of severance and exit costs related to the Filtertek Puerto Rico facility (Filtration/Fluid Flow segment).

This Form 10-Q contains the financial measure"EBIT", which is not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). EBIT provides investors and Management with an alternative method for assessing the Company's operating results. The Company defines "EBIT" as earnings from continuing operations before interest and taxes. Management evaluates the performance of its operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of the Company's business segments by excluding interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations within the Company and incentive compensation. The following table represents a reconciliation of EBIT to net earnings from continuing operations.


                                  Three Months ended         Six Months ended
($ in thousands)                        March 31,                March 31,
                                        ---------                ---------
                                     2005        2004         2005        2004
                                     ----        ----         ----        ----
EBIT                               $16,138      11,766      $32,645      22,509

Interest income / (expense)            303         483          783         519
Less: Income taxes                   6,014       4,684       12,479       8,875
                                     -----       -----       ------       -----
Net earnings from continuing
operations                         $10,427       7,565      $20,949      14,153
                                   =======       =====      =======      ======


-Filtration/Fluid Flow
EBIT was $5.0 million (12.3% of net sales) and $4.2 million (10.0% of net sales) in the second quarters of fiscal 2005 and 2004, respectively, and $12.1 million (14.2% of net sales) and $7.7 million (9.4% of net sales) in the first six months of fiscal 2005 and 2004, respectively. For the second quarter of fiscal 2005 as compared to the prior year quarter, EBIT increased $0.8 million due to the following: a $1.0 million increase at Filtertek due to improved operating efficiencies, which included $0.3 million of cost reimbursement mentioned below, and royalty income from license agreements; a $0.6 million increase at PTI due to higher aerospace sales; partially offset by a $0.8 million decrease at VACCO due to lower defense shipments. For the first six months of fiscal 2005 as compared to the prior year period, EBIT increased $4.4 million due to the following: a $2.8 million increase at Filtertek, which included $0.9 million of cost reimbursement from a medical device customer related to a shortfall between its actual purchases versus the minimum contractually guaranteed amount (the first six months of fiscal 2004 included $1.3 million of exit costs related to the Puerto Rico facility); and a $1.6 million increase at PTI due to higher shipments of aerospace products.

-Communications
EBIT in the second quarter of fiscal 2005 was $10.6 million (29.5% of net sales) as compared to $7.2 million (23.9% of net sales) in the prior year period. For the first six months of fiscal 2005, EBIT was $20.3 million (29.1% of net sales) as compared to $14.6 million (23.7% of net sales) in the prior year period. The increase in EBIT in the second quarter of fiscal 2005 and in the first six months of fiscal 2005 as compared to the prior year periods is mainly due to the additional shipments of Comtrak's products, as well as the favorable sales mix of AMR products resulting from additional sales to the COOP market, and cost reductions realized on certain AMR components. The Company expects to continue to increase its engineering and new product development expenditures in the Communications segment in order to continue its growth in the AMR markets, and to further differentiate its technology from the competition.

-Test
EBIT in the second quarter of fiscal 2005 was $3.3 million (11.5% of net sales) as compared to $3.3 million (11.1% of net sales) in the prior year period. For the first six months of fiscal 2005, EBIT was $5.4 million (9.7% of net sales) as compared to $5.5 million (10.0% of net sales) in the prior year period. In the second quarter of fiscal 2005, EBIT margin was higher than the prior year period due primarily to the favorable changes in sales mix resulting from additional sales of antennas and other components. The decrease in EBIT margin in the first six months of fiscal 2005 as compared to the prior year period is mainly the result of installation cost overruns incurred during the first quarter of fiscal 2005 on certain government shielding projects being installed in challenging areas throughout the world, as well as increased costs of steel and copper.

-Corporate
Corporate costs included in EBIT were $(2.9) million and $(5.1) million for the three and six-month periods ended March 31, 2005, respectively, compared to $(2.9) million and $(5.2) million for the respective prior year periods.

INTEREST INCOME, NET
Interest income, net, was $0.3 million and $0.8 million for the three and six-month periods ended March 31, 2005, respectively, compared to interest income of $0.5 million for both respective prior year periods. The decrease in interest income in the second quarter of fiscal 2005 as compared to the prior year quarter is due to $0.3 million of interest received on the collection of the Riverhead note receivable in February 2004. The increase in interest income in the first six months of fiscal 2005 as compared to the respective prior year period is due to higher average cash balances on hand in fiscal 2005 and a tax refund of lookback interest.

INCOME TAX EXPENSE
The second quarter fiscal 2005 effective income tax rate was 36.6% compared to 38.2% in the second quarter of fiscal 2004. The effective income tax rate in the first six months of fiscal 2005 was 37.3% compared to 38.5% in the prior year period. The decrease in the effective income tax rate in the first six months of fiscal 2005 is primarily due to the timing and volume of profit contributions of the Company's foreign operations. The Company estimates the annual effective tax rate for fiscal 2005 to be approximately 37.5%.

CAPITAL RESOURCES AND LIQUIDITY
Working capital increased to $169.1 million at March 31, 2005 from $165.2 million at September 30, 2004. During the first six months of fiscal 2005, cash increased $2.3 million, net of the $24.9 million share repurchase. Accounts receivable decreased by $5.1 million in the first six months of fiscal 2005, of which $4.0 million represented collections from two significant customers (PREPA and Boeing). Inventories increased by $5.2 million in the first six months of fiscal 2005, of which $3.2 million related to the Test segment due to the timing of sales and $1.3 million was to build safety stock within the Communications segment due to a change in suppliers. In addition, accounts payable and accrued expenses decreased by $7.0 million in the first six months of fiscal 2005 primarily due to the timing of vendor payments.

Net cash provided by operating activities from continuing operations increased $4.8 million to $29.1 million in the first six months of fiscal 2005, compared to $24.3 million in the same period of fiscal 2004.

During the second quarter of fiscal 2005, Filtertek signed an agreement to license certain of its patents related to needle-free connectors to a third party for $1.5 million in cash and recognized $0.2 million of royalty income related to this transaction, after deducting $0.2 million of professional fees. The unrealized gain of $1.1 million will be recognized on a straight-line basis over the remaining patent life, through 2011.

Capital expenditures for continuing operations were $4.6 million and $4.8 million in the first six months of fiscal 2005 and 2004, respectively. Major expenditures in the current period included manufacturing equipment and facility modifications used in the Filtration/Fluid Flow businesses.

At March 31, 2005, the Company has approximately $7.0 million in commitments in the Communications segment to further differentiate its products and to further penetrate the investor owned utility market. This amount is expected to be spent during fiscal 2005.

The closure and relocation of the Filtertek Puerto Rico facility was completed in March 2004. The Puerto Rico facility is included in other current assets with a carrying value of $3.6 million at March 31, 2005. The facility continues to be actively marketed for sale.

In October 2004, the Company entered into a new $100 million five-year revolving bank credit facility with a $50 million increase option, which replaced its then-existing credit facility. At March 31, 2005, the Company had approximately $98.6 million available to borrow under the credit facility in addition to $74.6 million cash on hand. Against the $100 million available under the revolving credit facility at March 31, 2005, the Company had outstanding letters of credit of $1.4 million. Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

STOCK REPURCHASE PROGRAM
In August 2004, the Company's Board of Directors approved the extension of the previously authorized (February 2001) open market repurchase program of up to
1.1 million shares, which is subject to market conditions and other factors and covers the period ending September 30, 2006. During the first quarter of fiscal 2005, the Company repurchased 335,036 shares under this program for a total of $24.9 million and has approximately 575,000 shares remaining under the program at March 31, 2005. There were no stock repurchases during the second quarter of fiscal 2005.

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

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities  laws.  Forward  looking  statements  include  those  relating to the estimates or projections made in connection with the Company's accounting policies, annual effective tax rate, timing of Communications segment commitments and expenditures, continued growth in the AMR market, outcome of current claims and litigation, future cash flow, and capital requirements and operational needs for the foreseeable future and the amounts, if any, and timing of foreign earnings repatriated into the U.S. and the additional taxes resulting from such repatriation. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; successful execution of the planned sale of the Company's Puerto Rico facility; material changes in the costs of certain raw materials including steel, copper and petroleum based resins; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; changes in foreign or U.S. business conditions affecting the distribution of foreign earnings; costs relating to environmental matters; litigation uncertainty; and the Company's successful execution of internal operating plans.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2004, the Company's Board of Directors approved the extension of the previously authorized (February 2001) open market repurchase program of up to
1.1 million shares, which is subject to market conditions and other factors and covers the period ending September 30, 2006. There were no stock repurchases during the second quarter of fiscal 2005.

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

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Company's shareholders was held on Thursday, February 3, 2005, to vote on the election of three directors. The voting for directors was as follows:


                                                                  Broker
                                           For       Withheld    Non-Votes
                                           ---       --------    ---------
                       W. S. Antle III  11,084,405   421,565           0
                       L. W. Solley     11,086,219   419,751           0
                       J. D. Woods      11,084,870   421,100           0

The terms of C. J. Kretschmer, J. M. McConnell, V. L. Richey, Jr., J. M. Stolze and D. C. Trauscht continued after the meeting.

In addition, the voting to ratify the Company's selection of KPMG LLP as independent auditors for the fiscal year ending September 30, 2005 was as follows:


                                          For          Against         Abstain
                                          ---          -------         -------
                                       11,338,450      160,166          7,353


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

   3.3   Articles of Merger effective      Incorporated by reference to Form10-Q
         July 10, 2000                     for the fiscal quarter ended June 30,
                                           2000, at Exhibit 3(c)

   3.4   Bylaws, as amended and restated.  Incorporated by reference to Form10-K for the fiscal year ended September
                                           30, 2003, at Exhibit 3.4

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

   4.4   Credit Agreement dated as of      Incorporated by reference to Form10-K
         October 6, 2004 among the         for the fiscal year ended September
         Registrant, Wells Fargo Bank,     30, 2004, at Exhibit 4.4
         N.A., as agent, and the lenders
         listed therein

  31.1   Certification of Chief
         Executive Officer relating to
         Form 10-Q for period ended
         March 31, 2005

  31.2   Certification of Chief
         Financial Officer relating to
         Form 10-Q for period ended
         March 31, 2005

  32     Certification of Chief
         Executive Officer and Chief
         Financial Officer relating to
         Form 10-Q for period ended
         March 31, 2005


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





Dated:   May 10, 2005