Form 10-Q
period 2005-06-30
ESCO TECHNOLOGIES INC
filed 2005-08-09
CIK 866706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The number of shares of the registrant's common stock outstanding at July 31, 2005 was 12,736,707.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                   Three Months Ended
                                                        June 30,
                                                        --------

                                                  2005            2004
                                                 ------          ------

Net sales                                       $ 108,800        107,911
Costs and expenses:
   Cost of sales                                   71,911         70,125
    Asset impairment                                  790              -
    Selling, general and administrative
       expenses                                    21,722         19,670
   Interest income                                   (534)          (129)
   Other (income) expense, net                        198             71
                                                    -----        -------
     Total costs and expenses                      94,087         89,737
Earnings before income taxes                       14,713         18,174
Income tax expense                                  2,312          6,958
                                                 --------       --------
Net earnings from continuing operations            12,401         11,216

Loss from discontinued operations, net of
tax benefit of $(83) in 2004                            -         (1,100)

Gain on sale of discontinued operations,
net of tax benefit of $(1,153) in 2004                  -          1,925
                                                ---------      ---------
Net earnings from discontinued operations               -            825

Net earnings                                    $  12,401         12,041
                                                   ======         ======

Earnings (loss) per share:
  Basic   -   Continuing operations             $    0.98           0.87
          -   Discontinued operations                   -           0.06
                                                   ------         ------
          -   Net earnings                      $    0.98           0.93
                                                     ====           ====

  Diluted -   Continuing operations             $    0.95           0.84
          -   Discontinued operations                   -           0.06
                                                    -----          -----
          -   Net earnings                      $    0.95           0.90
                                                     ====           ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                    Nine Months Ended
                                                        June 30,
                                                        --------

                                                   2005           2004
                                                  ------         ------

  Net sales                                    $  319,335         306,477
  Costs and expenses:
     Cost of sales                                209,409         207,175
      Asset impairment                                790               -
      Selling, general and administrative
        expenses                                   62,804          57,549
     Interest income                               (1,317)           (648)
     Other (income) expense, net                     (492)          1,199
                                                  -------        --------
       Total costs and expenses                   271,194         265,275
  Earnings before income taxes                     48,141          41,202
  Income tax expense                               14,790          15,833
                                                ---------        --------
  Net earnings from continuing operations          33,351          25,369

  Loss from discontinued operations, net of
  tax benefit of $(1,291) in 2004                       -          (3,737)

  Gain on sale discontinued operations, net
  of tax benefit of $(1,153) in 2004                    -           1,925
                                                ---------        --------
  Net loss from discontinued operations                 -          (1,812)

  Net earnings                                  $  33,351          23,557
                                                   =====           =====

  Earnings (loss) per share:
    Basic   -   Continuing operations           $     2.62           1.97
            -   Discontinued operations                 -           (0.14)
                                                    -----          -------
            -   Net earnings                    $     2.62           1.83
                                                      ====           ====

    Diluted -   Continuing operations           $     2.54          1.91
            -   Discontinued operations                  -         (0.14)
                                                     -----        -------
            -   Net earnings                    $     2.54          1.77
                                                      ====          ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     June 30,     September 30,
                                                       2005            2004
                                                      ------          ------
ASSETS                                             (Unaudited)
Current assets:
   Cash and cash equivalents                         $   85,765          72,281
   Accounts receivable, net                              71,045          77,729
   Costs and estimated earnings on long-term
     contracts, less progress billings of
     $6,752 and $2,210, respectively                      3,056           2,476
   Inventories                                           53,881          44,287
   Current portion of deferred tax assets                20,022          27,810
   Other current assets                                   9,184           8,947
                                                       --------         -------
       Total current assets                             242,953         233,530

Property, plant and equipment, net                       67,360          69,103
Goodwill                                                 68,884          68,949
Other assets                                             30,423          30,858
                                                       --------        --------
                                                     $  409,620         402,440
                                                        =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current
     maturities of long-term debt                    $       37             151
   Accounts payable                                      31,403          32,455
   Advance payments on long-term contracts,
     less costs incurred of $11,825 and
     $8,017, respectively                                 6,012           4,305
   Accrued salaries                                      10,763          11,896
   Accrued taxes                                            992           4,454
   Accrued other expenses                                11,919          15,061
                                                       --------        --------
       Total current liabilities                         61,126          68,322

Deferred income                                           3,288           2,738
Pension obligations                                      13,902          13,899
Other liabilities                                         9,625           9,497
Long-term debt                                              360             368
                                                           ----            ----
       Total liabilities                                 88,301          94,824
Shareholders' equity:
    Preferred stock, par value $.01 per share,
      authorized 10,000,000 shares                           --              --
    Common stock, par value $.01 per share,
      authorized 50,000,000 shares, issued
      14,322,536 and 14,148,902 shares,
      respectively                                          143             142
   Additional paid-in capital                           226,264         221,711
   Retained earnings                                    149,314         115,963
   Accumulated other comprehensive loss                  (3,011)         (3,698)
                                                        -------         -------
                                                        372,710         334,118
   Less treasury stock, at cost: 1,589,013 and
      1,257,352 common shares, respectively             (51,391)        (26,502)
                                                      ---------        --------
       Total shareholders' equity                       321,319         307,616
                                                       --------         -------
                                                     $  409,620         402,440
                                                        =======         =======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                      Nine Months Ended
                                                           June 30,
                                                           --------

                                                    2005               2004
                                                   ------             ------
Cash flows from operating activities:
    Net earnings                                  $ 33,351             23,557
    Adjustments  to reconcile net earnings to
    net cash provided by operating activities:
       Net loss from discontinued operations
         net of tax                                      -              1,812
       Depreciation and amortization                 9,263              8,980
       Changes in operating working capital         (3,020)            (6,843)
       Effect of deferred taxes                      3,526                121
       Other                                        (2,689)             3,163
                                                   -------            -------
          Net cash provided by operating
            activities - continuing operations       40,431            30,790

          Net cash used by discontinued
            operations                                 -               (2,735)
                                                  --------             -------
          Net cash provided by operating
            activities                              40,431             28,055
Cash flows from investing activities:
     Acquisition of business - continuing
       operations                                       -               (238)
    Proceeds from Riverhead note receivable              -              2,120
    Proceeds from divestiture of businesses              -             23,275
    Capital expenditures - continuing
      operations                                    (6,580)            (7,905)
    Capital expenditures - discontinued
        operations                                       -             (1,390)
                                                   -------            -------
    Net cash (used) provided by investing
        activities                                  (6,580)            15,862
Cash flows from financing activities:
    Net decrease in short-term borrowings                -            (10,000)
    Proceeds from long-term debt                         -                378
    Principal payments on long-term debt -
       continuing operations                          (122)              (478)
    Principal payments on long-term debt -
       discontinued operations                           -             (9,024)
    Purchases of common stock into treasury        (24,928)                 -
    Other (including exercise of stock options)      4,683              1,466
                                                   -------            -------
        Net cash used by financing activities      (20,367)           (17,658)
                                                  --------           --------
Net increase in cash and cash equivalents           13,484             26,259
Cash and cash equivalents, beginning of period      72,281             31,285
                                                  --------           --------
Cash and cash equivalents, end of period          $ 85,765       $     57,544
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

     The results for the three and nine-month periods ended June 30, 2005 are not necessarily indicative of the results for the entire 2005 fiscal year.


2.   DISCONTINUED OPERATIONS - 2004

     Microfiltration and Separations Businesses (MicroSep) The MicroSep businesses consisted of PTI Advanced Filtration Inc., PTI Technologies Limited, and PTI S.p.A. Effective April 2, 2004, the Company completed the sale of PTI Advanced Filtration Inc. (Oxnard, California) and PTI Technologies Limited (Sheffield, England) to domnick hunter group plc for $18 million in cash. On June 8, 2004, the Company completed the sale of PTI S.p.A. (Milan, Italy) to a group of investors comprised of the subsidiary's senior management for $5.3 million. An after-tax gain of $0.8 million and an after-tax loss $(1.8) million related to the MicroSep businesses is reflected in the Company's fiscal 2004 results from discontinued operations for the three and nine-month periods ended June 30, 2004, respectively.


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

                               Three Months Ended         Nine Months Ended
                                    June 30,                  June 30,
                                   -----------               -----------

                                2005         2004         2005        2004
                               ------       ------       ------      ------
     Weighted Average
     Shares Outstanding -
     Basic                     12,712       12,938       12,721      12,885

     Dilutive Options and
     Restricted Shares            382          377          392         425
                               ------        -----        -----       -----
     Adjusted Shares-
     Diluted                   13,094       13,315       13,113      13,310
                               ======       ======       ======      ======


     Options to purchase 4,000 shares of common stock at prices ranging from $79.72 - $100.52 and options to purchase 110,750 shares of common stock at prices ranging from $46.95 - $50.55 were outstanding during the nine-month periods ended June 30, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2013. Approximately 19,000 and 16,000 restricted shares were excluded from the respective computation of diluted EPS based upon the application of the treasury stock method for the three month periods ended June 30, 2005 and 2004, respectively.

     Had compensation cost for the Company's stock option plans and restricted share plans been determined based on the fair value at the grant date for awards outstanding during the three and nine-month periods ended June 30, 2005 and 2004 consistent with the provisions of SFAS 148, the Company's net earnings and net earnings per share would have been as shown in the table below:

     (Unaudited)
     (Dollars in thousands,
     except per share amounts)
                                 Three Months Ended           Nine Months Ended
                                       June 30,                    June 30,
                                     ----------                  ----------

                                    2005         2004         2005        2004
                                  -------       ------       ------      ------
     Net earnings, as reported   $ 12,401       12,041     $ 33,351     23,557
     Add: stock-based employee
         compensation expense
         included in reported
         net earnings, net of tax     202          162          952        704
     Less: total stock-based
         employee compensation
         expense determined
         under fair value based
         methods, net of tax         (704)        (368)      (2,549)    (1,457)
                                     -----        -----      -------    -------

     Pro forma net earnings       $ 11,899       11,835      $31,754    22,804
                                    ======       ======       ======    ======

     Net earnings per share:
         Basic - as reported      $   0.98         0.93      $  2.62      1.83
                                      ====         ====         ====      ====
         Basic - pro forma            0.94         0.91         2.50      1.77
                                      ====         ====         ====      ====

         Diluted - as reported    $   0.95         0.90      $  2.54      1.77
                                      ====         ====         ====      ====
         Diluted - pro forma          0.91         0.89         2.42      1.71
                                      ====         ====         ====      ====

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and nine-month periods ended June 30, 2005 and 2004, respectively: expected dividend yield of 0% in both periods; expected volatility of 27.6% and 16.4%; risk-free interest rate of 3.7% and 4.6%; and expected life based on historical exercise periods of
     4.17 years and 4.24 years.

4.    INVENTORIES
     Inventories consist of the following (in thousands):
                                         June 30,    September 30,
                                           2005           2004
                                          ------         ------

     Finished goods                       $  14,051       11,444
     Work in process, including
       long- term contracts                  16,358       13,759
     Raw materials                           23,472       19,084
                                           --------     --------
          Total inventories               $  53,881       44,287
                                             ======       ======


5.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended June 30, 2005 and 2004 was $11.2 million and $11.9 million, respectively. Comprehensive income for the nine-month periods ended June 30, 2005 and 2004 was $34.0 million and $25.8 million, respectively. For the three and nine-month periods ended June 30, 2005, the Company's comprehensive income was negatively impacted by foreign currency translation adjustments of $1.2 million and positively impacted by foreign currency translation adjustments of $0.7 million, respectively. For the three and nine-month periods ended June 30, 2004, the Company's comprehensive income was negatively impacted by foreign currency translation adjustments of $0.2 million and positively impacted by foreign currency translation adjustments of $2.1 million, respectively.

6.   ASSET IMPAIRMENT

     In June 2005, the Company abandoned its plans to commercialize certain sensor products within the Filtration/Fluid Flow segment. This action resulted in an asset impairment charge of $0.8 million to write down certain patents and a related licensing agreement to their respective fair market values. The Company ended its development efforts on this program after it determined that the market was not developing as quickly as anticipated and the future costs and timeframe to fully commercialize the products were not acceptable.

7.   INCOME TAX EXPENSE

     The third quarter fiscal 2005 effective income tax rate was 15.7% compared to 38.3% in the third quarter of fiscal 2004. The effective income tax rate in the first nine months of fiscal 2005 was 30.7% compared to 38.4% in the prior year period. The decrease in the effective income tax rate in the third quarter and in the first nine months of fiscal 2005 as compared to the prior year periods is primarily due to the timing and volume of profit contributions of the Company's foreign operations. The decrease in the third quarter effective tax rate was primarily driven by an adjustment to income tax expense due to the Company finalizing certain foreign tax returns in June; an adjustment to the current year tax provision resulting from higher foreign sourced pretax income; and a favorable state tax rate adjustment. The majority of the rate adjustment resulted from DCSI pretax income sourced in Puerto Rico. The third quarter effective tax rate, absent the adjustments mentioned above, would have been approximately 33%. The difference between the 15.7% actual third quarter effective income tax rate and the 33% tax rate approximated $0.20 per share in the quarter. The Company estimates the annual effective tax rate for fiscal 2005 to be approximately 32.5%.

8.   BUSINESS SEGMENT INFORMATION

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

        ($ in thousands)        Three Months ended         Nine Months Ended
                                     June 30,                  June 30,
                                    ----------                ----------

      NET SALES               2005            2004           2005         2004
      ---------               ----            ----           ----         ----
      Filtration/Fluid
      Flow                $ 44,652          44,034       $129,631     126,161
      Communications        31,141          37,190        100,759      98,963
      Test                  33,007          26,687         88,945      81,353
                            ------          ------        -------     -------
      Consolidated totals $108,800         107,911       $319,335     306,477
                           =======         =======        =======     =======

      EBIT
      Filtration/Fluid
      Flow                $  5,887           6,416       $ 17,987      14,074(1)
      Communications         8,192          11,694         28,446      26,306
      Test                   3,274           2,836          8,694       8,310
      Corporate             (3,174)         (2,901)        (8,303)     (8,136)
                            -------         -------        -------     -------
      Consolidated EBIT      14,179          18,045         46,824     40,554
      Add: Interest income      534             129          1,317        648
                                ---             ---          -----        ---
      Earnings before
        income taxes       $ 14,713          18,174       $ 48,141     41,202
                             ======          ======         ======     ======

          (1) Includes $1.3 million of exit costs related to the Filtertek Puerto Rico facility.

9.   RETIREMENT AND OTHER BENEFIT PLANS

     A summary of net periodic benefit expense for the Company's defined benefit plans and postretirement healthcare and other benefits for the three and nine-month periods ended June 30, 2005 and 2004 are shown in the following tables. Effective December 31, 2003, the Company's defined benefit plan was frozen and no additional benefits will be accrued after that date. Net periodic benefit cost for each period presented is comprised of the following:

                                    Three Months Ended        Nine Months Ended
                                         June 30,                 June 30,
                                        ----------               ----------
     (Dollars in thousands)      2005         2004           2005         2004
                                ------       ------         ------       ------
     Defined benefit plans
          Service cost          $   -          140         $   -          420
          Interest cost           663          623          1,988       1,868
          Expected return on
            assets               (713)        (675)        (2,138)     (2,025)
     Amortization of:
          Prior service cost        -            -              -           -
          Actuarial (gain)
             loss                 125          100            375         300
                                  ---          ---            ---         ---
     Net periodic benefit
         cost                   $  75          188         $  225         563
                                  ---          ---            ---         ---

Net periodic postretirement (retiree medical) benefit cost for each period presented is comprised of the following:

                                   Three Months Ended        Nine Months Ended
                                        June 30,                 June 30,
                                       ----------               ----------
     (Dollars in thousands)     2005          2004           2005         2004
                                ----          ----          -----         ----
     Service cost               $ 8             8           $ 23            24
     Interest cost               10            13             30            38
     Amortization of
         actuarial gain          (5)          (13)           (14)          (38)
                                 ---          ----           ----          ----
     Net periodic
         postretirement
     benefit cost               $13             8           $ 39            24
                                ===            ===           ===           ===


10.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In December 2004, the FASB issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2)." The American Jobs Creation Act of 2004, (the "Act") provides for a special one-time deduction of 85 percent of certain foreign earnings repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. The Company is currently evaluating the merits of repatriating funds under the Act. The range of reasonably possible amounts of unremitted earnings that are being considered for repatriation is between zero and $32.2 million, which would require the Company to pay income taxes in the range of zero to $2.6 million. Federal income taxes on the repatriated amounts would be based on the 5.25% effective statutory rate as provided in the Act, plus applicable withholding taxes. To date, the Company has not provided for income taxes on unremitted earnings generated by non-U.S. subsidiaries given the Company's historical intent to permanently invest these earnings abroad. As a result, additional taxes may be required to be recorded for any funds repatriated under the Act. The Company expects to complete its evaluation of the repatriation provision of the Act by September 30, 2006.

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

NET SALES

Net sales were $108.8 million for the third quarter of fiscal 2005 and $107.9 million for the third quarter of fiscal 2004. Net sales increased $12.8 million (4.2%) to $319.3 million for the first nine months of fiscal 2005 from $306.5 million for the first nine months of fiscal 2004. Favorable foreign currency values resulted in approximately $0.9 million and $3.2 million of the sales increases realized in the 2005 third quarter and year-to-date periods, respectively.

-Filtration/Fluid Flow

Net sales increased $0.7 million (1.6%) to $44.7 million for the third quarter of fiscal 2005 from $44.0 million for the third quarter of fiscal 2004. Net sales increased $3.4 million (2.7%) to $129.6 million for the first nine months of fiscal 2005 from $126.2 million for the first nine months of fiscal 2004. The sales increase during the fiscal quarter ended June 30, 2005 as compared to the prior year quarter is due to the following: higher commercial and military aerospace shipments at PTI of $1.1 million; a net sales increase at Filtertek of $0.6 million (mainly due to $1.6 million related to the termination of a supply agreement with one of its medical device customers); partially offset by lower defense spares shipments at VACCO of $1.1 million and lower automotive shipments at Filtertek. The sales increase for the first nine months of fiscal 2005 as compared to the prior year period is due to the following: higher commercial and military aerospace shipments at PTI of $4.1 million; a net sales increase at Filtertek of $0.7 million (mainly due to $1.6 million related to the termination of a supply agreement with one of its medical device customers); partially offset by lower defense spares shipments at VACCO of $1.4 million.

-Communications

Net sales decreased $6.1 million (16.4%) to $31.1 million for the third quarter of fiscal 2005 from $37.2 million for the third quarter of fiscal 2004. Net sales increased $1.8 million (1.8%) to $100.8 million for the first nine months of fiscal 2005 from $99.0 million for the first nine months of fiscal 2004. The sales decrease in the third quarter of fiscal 2005 as compared to the prior year period was the result of lower shipments by DCSI of automatic meter reading
(AMR) products to investor owned utility companies (IOU's) of $3.4 million (sales to Bangor Hydro-Electric Company and Idaho Power Company totaled $4.7 million in the prior year third quarter partially offset by sales to TXU Electric Delivery Company (TXU) of $1.3 million in the current year third quarter) and to Puerto Rico Electric Power Authority (PREPA) of approximately $3 million. The increase in sales in the first nine months of fiscal 2005 as compared to the prior year period was the result higher shipments of Comtrak's SecurVision video security products, which contributed $11.0 million to the sales increase, partially offset by a decrease in sales of AMR products (primarily PPL) of $9.2 million.

Comtrak's sales were $2.3 million for the third quarter of fiscal 2005 as compared to $1.0 million for the prior year third quarter and $12.9 million for the first nine months of fiscal 2005 as compared to $1.9 million for the prior year nine-month period.

The decrease in sales of AMR products for the first nine months of fiscal 2005 as compared to the prior year period is mainly due to the wind-down of the PPL Electric Utilities Corporation (PPL) contract. Sales to PPL were $0.5 million and $0.6 million in the fiscal quarters ended June 30, 2005 and 2004, respectively, and $1.9 million and $20.6 million in the first nine months of fiscal 2005 and 2004, respectively. The decrease in year-to-date sales to PPL was partially offset by higher AMR product sales to the electric utility cooperative (COOP) market and other customers. DCSI's sales to customers other than PPL were $28.4 million and $35.6 million in the fiscal quarters ended June 30, 2005 and 2004, respectively, and were $86.0 million and $76.5 million for the first nine months of fiscal 2005 and 2004, respectively.

-Test

For the third quarter of fiscal 2005, net sales of $33.0 million were $6.3 million, or 23.6% higher than the $26.7 million of net sales recorded in the third quarter of fiscal 2004. Net sales of $88.9 million in the first nine months of fiscal 2005 were $7.5 million, or 9.2% higher than the $81.4 million recorded in the first nine months of fiscal 2004. The sales increase during the fiscal quarter ended June 30, 2005 as compared to the prior year quarter is mainly due to an increase from the Company's U.S. operations of approximately $7.1 million (driven by the successful completion of the critical design review on a large Boeing project, additional test chamber installations, component sales, and the installation of several government shielding projects); an increase in sales from the Company's Asian operations of approximately $2.5 million mainly due to a large test chamber installation in Japan and increased test chamber business throughout Asia; partially offset by a decrease in sales from the Company's European operations of approximately $3.3 million due to the conclusion of two large test chamber projects. The sales increase in the first nine months of fiscal 2005 as compared to the prior year period is mainly due to an increase from the Company's U.S. operations of approximately $9.9 million for reasons mentioned above; an increase in sales from the Company's Asian operations of approximately $4.0 million; partially offset by a decrease in sales from the Company's European operations of approximately $6.4 million due to the conclusion of two large test chamber projects.

ORDERS AND BACKLOG

Backlog was $251.4 million at June 30, 2005 compared with $249.1 million at September 30, 2004. The Company received new orders totaling $321.6 million in the first nine months of fiscal 2005. New orders of $138.9 million were received in the first nine months of fiscal 2005 related to Filtration/Fluid Flow products, $100.1 million related to Communications products (includes $91.2 million of new orders related to AMR products), and $82.6 million related to Test products. The new orders received in the Communications segment include an $18.5 million order from TXU for AMR products. The new orders received in the Filtration/Fluid Flow segment include a $15.9 million multi-year order for quiet valves and manifold assemblies used on the Virginia Class Submarine.

GROSS PROFIT

The Company computes gross profit as net sales less cost of sales less asset impairment charges. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. The gross profit margin was 33.2% and 35.0% in the third quarter of fiscal 2005 and 2004, respectively. The gross profit margin was 34.2% and 32.4% for the first nine months of fiscal 2005 and 2004, respectively. The decrease in the gross profit margin in the third quarter of 2005 as compared to the prior year quarter is mainly due to cost overruns on certain government shielding projects, increases in raw material costs within the Test and Filtration Fluid Flow segments and the asset impairment charge recorded in the Filtration/Fluid Flow segment which contributed 0.7% to the decrease. The increase in gross profit margins in first nine months of fiscal 2005 was mainly due to higher margins on shipments in the Communications segment due to the favorable sales mix of AMR products resulting from additional sales to the COOP market, and additional shipments of Comtrak's products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 2005 were $21.7 million (20.0% of net sales), compared with $19.7 million (18.2% of net sales) for the prior year period. For the first nine months of fiscal 2005, SG&A expenses were $62.8 million (19.7% of net sales) compared with $57.5 million (18.8% of net sales) for the prior year period. The increase in SG&A spending in the fiscal quarter ended June 30, 2005 and in the first nine months of fiscal 2005 as compared to the respective prior year periods is mainly due to an increase of $0.8 million and $3.6 million, respectively, associated with engineering, marketing, and new product development within the Communications segment to further penetrate the investor owned utility market. In addition, Corporate professional fees have increased approximately $0.8 million in the first nine months of fiscal 2005 as compared to the prior year period due to the implementation of requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

OTHER (INCOME) EXPENSES, NET

Other (income) expenses, net, were $0.2 million for the quarter ended June 30, 2005 compared to $0.1 million for the prior year quarter. Other (income) expenses, net, were ($0.5) million for the first nine months of fiscal 2005 compared to $1.2 million for the prior year period. Principal components of other (income) expenses, net, for the first nine months of fiscal 2005 included $1.5 million of royalty income; partially offset by $0.7 million of amortization expense of identifiable intangible assets (primarily patents, licenses and software); and a $0.5 million write down of fixed assets related to the termination of a supply agreement with a medical device customer. Principal components of other (income) expenses, net, for the first nine months of fiscal 2004 included $0.9 million of exit costs related to the Filtertek Puerto Rico facility; $0.7 million of amortization of identifiable intangible assets (primarily patents, licenses and software); a $0.6 million gain from a sales and use tax refund claim related to a former defense subsidiary (Systems & Electronics Inc.); partially offset by a $0.4 million charge for settlement of a claim involving a former defense subsidiary (Hazeltine).

EBIT

The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $14.2 million (13.0% of net sales) for the third quarter of fiscal 2005 and $18.0 million (16.7% of net sales) for the third quarter of fiscal 2004. For the first nine months of fiscal 2005, EBIT was $46.8 million (14.7% of net sales) and was $40.6 million (13.2% of net sales) for the first nine months of fiscal 2004. EBIT for the first nine months of fiscal 2004 was negatively impacted by $1.3 million of severance and exit costs related to the Filtertek Puerto Rico facility (Filtration/Fluid Flow segment).

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

                         Three Months ended                Nine Months ended
                              June 30                          June 30
($ in thousands)              -------                          --------
                        2005            2004              2005          2004
                        ----            ----              ----          ----
EBIT                   $14,179          18,045           $46,824        40,554
Interest income /
(expense)                  534             129             1,317           648

Less: Income taxes       2,312           6,958            14,790         15,833
                        ------          ------            ------         ------

Net earnings from
continuing operations  $12,401          11,216           $33,351         25,369
                        ======          ======            ======         ======


-Filtration/Fluid Flow

EBIT was $5.9 million (13.2% of net sales) and $6.4 million (14.6% of net sales) in the third quarters of fiscal 2005 and 2004, respectively, and $18.0 million (13.9% of net sales) and $15.4 million (12.2% of net sales) in the first nine months of fiscal 2005 and 2004, respectively. For the third quarter of fiscal 2005 as compared to the prior year quarter, EBIT decreased $0.5 million due to the following: a $1.0 million decrease at VACCO due to lower defense spares shipments; a $0.1 million net decrease at PTI primarily due to the asset impairment charge of $0.8 million; partially offset by a $0.5 million net increase at Filtertek primarily due to $1.0 million recorded upon the termination of a supply agreement with a medical device customer. For the first nine months of fiscal 2005 as compared to the prior year period, EBIT increased $2.6 million due to the following: a $2.1 million increase at Filtertek, which included $1.9 million related to the termination of a medical device customer (the first nine months of fiscal 2004 included $1.3 million of exit costs related to the Puerto Rico facility); a $1.5 million net increase at PTI (consisting of $2.3 million due to higher shipments of aerospace products partially offset by the $0.8 million asset impairment charge); and a $1.0 million decrease at VACCO due to lower defense spares shipments.

Effective June 30, 2005, Filtertek signed an agreement to terminate its supply agreement with a medical device customer. During the third quarter of 2005, the Company received $2.1 million in cash and recognized $1.6 million of revenue and $1.0 million of income related to this transaction, after a $0.5 million write down of related fixed assets. During the first six months of fiscal 2005, the Company recorded $0.9 million of cost reimbursement related to a shortfall between its actual purchases versus the minimum contractually guaranteed amount from this customer, for a total profit contribution of $1.9 million recorded year-to-date.

-Communications

EBIT in the third quarter of fiscal 2005 was $8.2 million (26.3% of net sales) as compared to $11.7 million (31.4% of net sales) in the prior year period. For the first nine months of fiscal 2005, EBIT was $28.4 million (28.2% of net sales) as compared to $26.3 million (26.6% of net sales) in the prior year period. The decrease in EBIT in the third quarter of fiscal 2005 is due to: a $4.2 million decrease at DCSI due to lower shipments of AMR products, partially offset by a $0.7 million increase at Comtrak due to higher shipments of its video security products. The increase in EBIT in the first nine months of fiscal 2005 as compared to the prior year period is due to: a $4.6 million increase at Comtrak due to higher shipments of its video security products, partially offset by a $2.5 million decrease at DCSI due to lower shipments of AMR products. The Company expects to continue to increase its engineering and new product development expenditures in the Communications segment in order to continue its growth in the AMR markets, and to further differentiate its technology from the competition.

-Test

EBIT in the third quarter of fiscal 2005 was $3.3 million (9.9% of net sales) as compared to $2.8 million (10.6% of net sales) in the prior year period. For the first nine months of fiscal 2005, EBIT was $8.7 million (9.8% of net sales) as compared to $8.3 million (10.2% of net sales) in the prior year period. In the third quarter of fiscal 2005 and in the first nine months of fiscal 2005, EBIT was higher than in the prior year periods due primarily to the favorable changes in sales mix resulting from additional sales of antennas and other components and increases from the Company's Asian operations. EBIT in the third quarter of fiscal 2005 and in the first nine months of 2005 as compared to the prior year periods was adversely affected by installation cost overruns incurred on certain government shielding projects being installed in challenging areas throughout the world, as well as increased material costs (steel and copper).

-Corporate

Corporate costs included in EBIT were $(3.2) million and $(8.3) million for the three and nine-month periods ended June 30, 2005, respectively, compared to $(2.9) million and $(8.1) million for the respective prior year periods. The increase of $0.3 million in Corporate costs in the third quarter of fiscal 2005 as compared to the prior year quarter is due to the implementation of requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

INTEREST INCOME, NET

Interest income, net, was $0.5 million and $1.3 million for the three and nine-month periods ended June 30, 2005, respectively, compared to interest income of $0.1 million and $0.6 million for the respective prior year periods. The increase in interest income in the third quarter and in the first nine months of fiscal 2005 as compared to the respective prior year periods is due to higher average cash balances on hand in fiscal 2005 and a tax refund of lookback interest received in the first fiscal quarter.

INCOME TAX EXPENSE

The third quarter fiscal 2005 effective income tax rate was 15.7% compared to 38.3% in the third quarter of fiscal 2004. The effective income tax rate in the first nine months of fiscal 2005 was 30.7% compared to 38.4% in the prior year period. The decrease in the effective income tax rate in the third quarter and in the first nine months of fiscal 2005 as compared to the prior year periods is primarily due to the timing and volume of profit contributions of the Company's foreign operations. The decrease in the third quarter effective tax rate was primarily driven by an adjustment to income tax expense due to the Company finalizing certain foreign tax returns in June; an adjustment to the current year tax provision resulting from higher foreign sourced pretax income; and a favorable state tax rate adjustment. The majority of the rate adjustment resulted from DCSI pretax income sourced in Puerto Rico. The third quarter effective tax rate, absent the adjustments mentioned above, would have been approximately 33%. The difference between the 15.7% actual third quarter effective income tax rate and the 33% tax rate approximated $0.20 per share in the quarter. The Company estimates the annual effective tax rate for fiscal 2005 to be approximately 32.5%.

CAPITAL RESOURCES AND LIQUIDITY

Working capital (current assets less current liabilities) increased to $181.8 million at June 30, 2005 from $165.2 million at September 30, 2004. During the first nine months of fiscal 2005, cash increased $13.5 million, net of the $24.9 million share repurchase. Accounts receivable decreased by $6.7 million in the first nine months of fiscal 2005, of which $7.0 million related to collections of receivables within the Communications segment. Inventories increased by $9.6 million in the first nine months of fiscal 2005, of which $3.5 million related to the Test segment due to the timing of sales and $3.6 million related to the Communications segment (new product offerings and safety stock to satisfy customer requirements). In addition, accounts payable and accrued expenses decreased by $8.8 million in the first nine months of fiscal 2005 primarily due to the timing of vendor payments and personnel related costs.

Net cash provided by operating activities from continuing operations increased $9.6 million to $40.4 million in the first nine months of fiscal 2005, compared to $30.8 million in the same period of fiscal 2004.

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

Capital expenditures for continuing operations were $6.6 million and $7.9 million in the first nine months of fiscal 2005 and 2004, respectively. Major expenditures in the current period included manufacturing equipment used in the Filtration/Fluid Flow businesses.

At June 30, 2005, the Company had approximately $7.5 million in commitments in the Communications segment to further differentiate its products and to further penetrate the investor owned utility market. This amount is expected to be spent during the next six months.

The closure and relocation of the Filtertek Puerto Rico facility was completed in March 2004. The Puerto Rico facility is included in other current assets with a carrying value of $3.6 million at June 30, 2005. The facility continues to be actively marketed for sale.

In October 2004, the Company entered into a new $100 million five-year revolving bank credit facility with a $50 million increase option, which replaced its then-existing credit facility. At June 30, 2005, the Company had approximately $98.6 million available to borrow under the credit facility in addition to $85.8 million cash on hand. Against the $100 million available under the revolving credit facility at June 30, 2005, the Company had outstanding letters of credit of $1.4 million. Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.


SUBSEQUENT EVENT

On August 5, 2005, the Company's Board of Directors approved a 2-for-1 stock split to be effected as a 100 percent stock dividend payable September 23, 2005 to shareholders of record as of September 9, 2005.

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

PART II OTHER INFORMATION


ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2004, the Company's Board of Directors approved the extension of the previously authorized (February 2001) open market common stock repurchase program of up to 1.1 million shares, which is subject to market conditions and other factors and covers the period ending September 30, 2006. Approximately 575,000 remaining shares may be repurchased under the program. There were no stock repurchases during the third quarter of fiscal 2005.

ITEM 6.       EXHIBITS

a)   Exhibits
     Exhibit
     Number

        3.1      Restated Articles of       Incorporated by reference to
                 Incorporation              Form 10-K for the fiscal year
                                            ended September 30, 1999, at
                                            Exhibit 3(a)

        3.2      Amended Certificate of     Incorporated by reference to
                 Designation                Form 10-Q for the fiscal quarter
                 Preferences and Rights     ended March 31, 2000, at Exhibit
                 of Series A                4(e)
                 Participating
                 Cumulative Preferred
                 Stock of the Registrant

        3.3      Articles of Merger         Incorporated by reference to
                 effective July 10, 2000    Form10-Q for the fiscal quarter
                                            ended June 30, 2000, at Exhibit
                                            3(c)

        3.4      Bylaws, as amended and     Incorporated by reference to
                 restated.                  Form10-K for the fiscal year
                                            ended September 30, 2003, at
                                            Exhibit 3.4

        4.1      Specimen Common Stock      Incorporated by reference to
                 Certificate                Form10-Q for the fiscal quarter
                                            ended June 30, 2000, at Exhibit
                                            4(a)

        4.2      Specimen Rights            Incorporated by reference to
                 Certificate                Current Report on Form 8-K dated
                                            February 3, 2000, at Exhibit B
                                            to Exhibit 4.1

        4.3      Rights Agreement dated     Incorporated by reference to
                 as of September 24,        Current Report on Form 8-K dated
                 1990 (as amended and       February 3, 2000, at Exhibit 4.1
                 Restated as of
                 February 3, 2000)
                 between the Registrant
                 and Registrar and
                 Transfer Company, as
                 successor  Rights Agent


        4.4      Credit Agreement dated as of     Incorporated by reference to
                 October 6, 2004 among the        Form10-K for the fiscal year
                 Registrant, Wells Fargo          ended September 30, 2004, at
                 Bank, N.A., as agent, and        Exhibit 4.4
                 the lenders listed therein

        31.1     Certification of Chief
                 Executive Officer relating
                 to Form 10-Q for period
                 ended June 30, 2005

        31.2     Certification of Chief
                 Financial Officer relating
                 to Form 10-Q for period
                 ended June 30, 2005

         32      Certification of Chief
                 Executive Officer and Chief
                 Financial Officer relating
                 to Form 10-Q for period
                 ended June 30, 2005

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






Dated:   August 9, 2005