Form 10-K
period 2005-09-30
ESCO TECHNOLOGIES INC
filed 2005-12-14
CIK 866706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-10596
ESCO Technologies Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1554045
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

9900A Clayton Road
St. Louis, Missouri	63124-1186
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(314) 213-7200
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each
Exchange on
Title of Each Class	Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of business on March 31, 2005: $990,159,960*.

*	For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.
Number of shares of Common Stock outstanding at December 9, 2005: 25,576,235.
DOCUMENTS INCORPORATED BY REFERENCE:
1.	Portions of the registrant’s Annual Report to Stockholders for fiscal year ended September 30, 2005 (the “2005 Annual Report”) (Parts I and II).
2.	Portions of the registrant’s Proxy Statement dated December 21, 2005 (the “2006 Proxy Statement”) (Part III).

ESCO TECHNOLOGIES INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

i

PART I
Item 1. Business
THE COMPANY
     ESCO Technologies Inc. (“ESCO”) is a producer of engineered products and systems sold to customers worldwide, primarily for industrial and commercial applications. ESCO operates in three industry segments which, together with the operating subsidiaries within each segment, are as follows:
Filtration/Fluid Flow:
Filtertek Inc. (including its Tek Packaging Division)
Filtertek BV
Filtertek do Brasil Industria E Commercio Ltda.
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
     Filtertek de Puerto Rico, Inc. (not listed above) ceased operations at its sole facility, located in Puerto Rico, in March 2004; its operations were transferred to Filtertek Inc. (Hebron, Illinois) and ESCOMEX (Juarez, Mexico).
     The above operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below, and are subsidiaries of ESCO Technologies Holding Inc., a wholly-owned direct subsidiary of ESCO. ESCO and its direct and indirect subsidiaries are hereinafter referred to collectively as the “Company”. The Company’s businesses are subject to a number of risks and uncertainties, including without limitation those discussed below. See “Management’s Discussion and Analysis” appearing in the 2005 Annual Report, which is herein incorporated by reference, and “Forward-Looking Information” below.
     Effective November 29, 2005, ESCO acquired Nexus Energy Software, Inc. (“Nexus”) for a purchase price of $28.5 million plus contingent consideration based on future sales. Nexus, with headquarters in Wellesley, Massachusetts, is primarily a producer of software for energy meter applications, and has been included in the Company’s Communications segment. Nexus had sales revenue of $10 million in its latest fiscal year. Since the acquisition occurred after the end of fiscal year 2005, no additional information concerning Nexus is included in this report.
DISCONTINUED OPERATIONS
     Effective April 11, 2003, the Company completed the divestiture of Rantec Power Systems Inc. (“Rantec”) for $6 million plus contingent consideration. Rantec had previously been reported as a portion of a separate industry segment entitled “Other”. Rantec, located in Los Osos, California, is a manufacturer of high voltage and low voltage power supplies for commercial and military applications. In fiscal 2003, Rantec accounted for approximately $6 million in net sales.
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
     Rantec and the MicroSep Business are accounted for as discontinued operations in the Consolidated Financial Statements in the 2005 and 2004 Annual Reports in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
     The following sections of this Item 1 refer to the Company’s continuing operations, except where noted. Accordingly, dollar amounts and percentages presented below in this Item 1 for all periods reflect continuing operations by excluding Rantec and the MicroSep Business. See Note 2 of the Notes to Consolidated Financial Statements in the 2005 Annual Report, which Note is herein incorporated by reference.
PRODUCTS
     The Company’s products are described below. See Note 14 of the Notes to Consolidated Financial Statements in the 2005 Annual Report for financial information regarding segments, which Note is herein incorporated by reference.
FILTRATION/FLUID FLOW
     The Filtration/Fluid Flow segment accounted for approximately 40%, 41% and 41% of the Company’s total revenue in fiscal years 2005, 2004 and 2003, respectively.
     Filtertek develops and manufactures a broad range of specialized filtration and valve products at its facilities in North America, South America and Europe. Filtertek’s products, which are centered around its insert injection-molding technology wherein a filter medium is inserted into the tooling prior to injection-molding of the filter housing, have widespread applications in the medical and healthcare markets, automotive fluid system market, consumer appliance and other commercial and industrial markets. Typical Filtertek customers may require daily production of thousands of units, at very high levels of quality, that are generally produced in highly-automated manufacturing cells. Many of Filtertek’s products are produced utilizing patented designs or proprietary product or process design, or both. Filtertek’s products are typically supplied to original equipment manufacturers under long-term contracts. In fiscal 2005, Filtertek introduced a number of new products including a new high flow filter for intravenous (IV) solutions and check valve products for IV sets, and continued development of a number of products, such as vials and process filters, for drug handling and transfer. The Tek Packaging Division of Filtertek Inc. produces highly engineered thermal-formed and security packaging products for medical, food and electronics products.
     PTI is a leading supplier of filtration products serving the commercial aerospace, military aerospace and various industrial markets. The industrial markets include chemical processing, automotive and mobile equipment. Products include filter elements, assemblies, modules, indicators and other related components. All products must meet stringent quality requirements and withstand severe operating conditions. Product applications include aircraft and mobile equipment hydraulic systems, aircraft engines, plant equipment and automotive transmissions. PTI supplies product worldwide to original equipment manufacturers and the U.S. government under long term contracts, and to the commercial aftermarkets through distribution channels.
     VACCO supplies flow control products to the aerospace industry for use in aircraft, satellite propulsion systems, satellite launch vehicles and the space shuttle. VACCO also uses its etched disc technology to produce quiet valves and manifolds for U.S. Navy and severe service industrial applications.
COMMUNICATIONS
     The Communications segment accounted for approximately 32%, 33% and 36% of the Company’s total revenue in fiscal years 2005, 2004 and 2003, respectively.
     DCSI is a leading manufacturer of two-way power line communication systems for the electric utility industry (the “TWACS® systems”), which are composed of equipment (primarily central stations, substations and meter modules), software and support services. The TWACS Next Generation (“TNG”) software is being developed jointly with a third-party contractor. This development continued in fiscal 2005 leading to the commercial release of its initial version, which was delivered to the first customer location and is now undergoing operational testing. Currently, additional versions of the TNG software are under development and are scheduled for commercial release in fiscal 2006 and 2007. The TWACS system provides electric utilities with a patented communication technology for automatic meter reading, load control, interval data, outage assessment/restoration monitoring, remote service disconnect/connect, time-of-use data for critical peak pricing, tamper/theft detection and pre-paid metering. Revenue from the TWACS systems, which may be considered a class of similar products, accounted for approximately 28%, 31%, and 34% of the Company’s total revenue in fiscal years 2005, 2004 and 2003, respectively. In fiscal 2005, DCSI received a $19 million order from TXU Electric Delivery Company (“TXU”), and also received a follow-on order for $9.1 million in November 2005. Sales to TXU in fiscal 2005 amounted to $7.2 million. Revenue from the balance of this contract is expected to be realized in fiscal 2006. During fiscal 2005, sales of the TWACS Systems to PPL Electric Utilities Corporation (“PPL”) declined to $2.4 million, or 0.5% of total Company sales, as the contract was successfully completed. PPL sales were $21.6 million and $63.9 million, or 5% and 16% of total Company sales, in fiscal 2004 and 2003, respectively. Revenue from a $50 million follow-on contract with Puerto Rico Electric Power Authority awarded in fiscal 2001 amounted to $9.8 million in fiscal 2005. Revenue from this contract of approximately $5 million is expected to be realized in fiscal 2006. This contract will continue through fiscal 2007. Sales to electric utility cooperatives in fiscal 2005 increased $17.5 million, or 24%, over fiscal 2004 sales. In November 2005, DCSI received a contract from Pacific Gas and Electric Company (“PG&E”) in support of the electric portion of PG&E’s Advanced Metering Infrastructure (“AMI”) Project. The current AMI program plan provides for the coverage of approximately five million electric endpoints over a five year period after the commencement of full deployment, which is contingent upon satisfactory system testing, regulatory approval and final PG&E management approval. System testing and regulatory action are currently expected to be concluded by the end of the third quarter of calendar 2006. DCSI has agreed to deliver to PG&E versions of its newly developed TNG software as they become available and are tested. Acceptance of the final version, for which DCSI has committed, is currently anticipated in the latter portion of fiscal 2007. That contract provides for liquidated damages in the event of DCSI’s delayed development or delivery of hardware and software. The total anticipated contract value from commencement through the five year full deployment period is approximately $300 million. Annual purchase order releases are anticipated. See “Management’s Discussion and Analysis” – “Recent Development” appearing in the 2005 Annual Report.
     Comtrak manufactures advanced video security monitoring systems for commercial and industrial applications. Comtrak is continuing to work jointly with ADT Security Services, Inc., who is selling this system under its SecurVision® trademark to a variety of markets.

TEST
     The Test segment accounted for approximately 28%, 26% and 23% of the Company’s total revenue in fiscal years 2005, 2004 and 2003, respectively.
     ETS designs and manufactures products to measure and contain electromagnetic and acoustic energy. It supplies a broad range of products including radio frequency (“RF”) test enclosures, acoustic test enclosures, RF absorptive materials, antennas, antenna masts, turntables, electric and magnetic probes, TEM (transverse electromagnetic) cells, GTEM (gigahertz transverse electromagnetic) cells and other test accessories required to perform a variety of tests. ETS also provides the design, program management and integration services required to supply customers with turnkey solutions. ETS also performs certified calibrations for antennas, probes, meters and other components. In fiscal 2003, ETS developed a Cellular Telecommunications and Internet Association certified test lab which provides customers with a variety of certified wireless test services. ETS serves the healthcare, electronics, transportation and defense markets.
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
     The Company’s international sales accounted for approximately 24%, 22% and 19% of the Company’s total sales in the fiscal years ended September 30, 2005, 2004 and 2003, respectively. See Note 14 of the Notes to Consolidated Financial Statements in the 2005 Annual Report for financial information regarding geographic areas, which Note is herein incorporated by reference.
     The Company’s international sales are subject to risks inherent in foreign commerce, including currency fluctuations and devaluations, the risk of war and terrorism, changes in foreign governments and their policies, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and resolving disputes with foreign customers.
     Some of the Company’s products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government accounted for approximately 8% of the Company’s total sales in each of the fiscal years ended September 30, 2005, 2004 and 2003.

INTELLECTUAL PROPERTY
     The Company owns or has other rights in various forms of intellectual property (i.e., patents, trademarks, service marks, copyrights, mask works, trade secrets and other items). As a major supplier of engineered products to growing industrial and commercial markets, the Company emphasizes developing intellectual property and protecting its rights therein. However, the scope of protection afforded by intellectual property rights, including those of the Company, is often uncertain and involves complex legal and factual issues. Some intellectual property rights, such as patents, have only a limited term. Also, there can be no assurance that third parties will not infringe or design around the Company’s intellectual property. Policing unauthorized use of intellectual property is difficult, and copyright infringement is a persistent problem for many companies, particularly in some international markets. In addition, the Company may not elect to pursue an unauthorized user due to the high costs and uncertainties associated with litigation. Further, there can be no assurance that courts will ultimately hold issued patents valid and enforceable.
     With respect to the Filtration/Fluid Flow segment, an increasing number of products are based on patented or otherwise proprietary technology that sets them apart from the competition. Of particular importance to Filtertek is a U.S. patent covering certain transmission sump filters, which will expire in 2009. Also, Filtertek receives significant income from licensing and cost recovery efforts concerning its U.S. patent on certain needle-free medical connection devices, having claims which will expire on various dates between 2011 and 2013. VACCO’s proprietary quieting technology is a significant differentiator for products supplied to the U.S. Navy submarine fleet. In June 2005, the Company abandoned its plans to commercialize certain PTI sensor products, resulting in the abandonment of certain related patents and a related license agreement. See “Management’s Discussion and Analysis”—“Asset Impairment” appearing in the 2005 Annual Report.
     In the Communications segment, many of the products are based on patented or otherwise proprietary technology, including the Company’s TWACS technology. The TWACS systems are protected primarily by a number of patents expiring on various dates ending in 2017. Patents covering significant aspects of the TWACS technology will expire in 2007 and 2010 for outbound signal reception, 2007 for inbound signal detection, and 2017 for inbound signal generation. The Communications segment policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products and methods of operation for its businesses, as such developments are made. The Company plans to protect the TNG software as trade secrets.
     In the Test segment, patent protection has been sought for significant inventions. Examples of such inventions include novel designs for window and door assemblies used in anechoic chambers as well as improved acoustic techniques for sound isolation.
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
     The Company considers its patent and other intellectual property to be of significant value in each of its segments. The Communications segment owns intellectual property, including its TWACS technology, which it deems necessary or desirable for the manufacture, use or sale of its products. See the references to the TNG software above in this section and in “Communications” on page 3 of this report. No other segment is materially dependent on any single patent, group of patents or other intellectual property.
BACKLOG
     Total Company backlog at September 30, 2005 was $233.1 million, representing a decrease of $16.0 million (6.4%) from the beginning of the fiscal year backlog of $249.1 million. The backlog of firm orders at September 30, 2005 and September 30, 2004, respectively, was: $80.5 million and $77.7 million for Filtration/Fluid Flow; $87.8 million and $108.7 million for Communications; and $64.8 million and $62.7 million for Test. As of September 30, 2005, it is estimated that domestic customers accounted for approximately

77% of the Company’s total firm orders, and international customers accounted for approximately 23%. Of the Company’s total backlog of orders at September 30, 2005, approximately 78% is expected to be completed in the fiscal year ending September 30, 2006.
PURCHASED COMPONENTS AND RAW MATERIALS
     The Company’s products require a wide variety of components and materials. Although the Company has multiple sources of supply for most of its materials requirements, certain components and raw materials are supplied by sole-source vendors, and the Company’s ability to perform certain contracts depends on their performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities. However, in each of the Company’s segments, there are instances of some risk of shortages of materials or components due to reliance on sole source of supply.
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
     In the Communications segment, DCSI utilizes a limited number of supply sources to produce substantially all of DCSI’s end-products. Recently, two of DCSI’s three primary suppliers have ceased operations. DCSI has entered into a contract with one replacement supplier, and has reached an understanding for a contract with a second replacement supplier. The Company believes that these replacement suppliers, which are substantial companies, will be reliable sources for DCSI’s end-products for the foreseeable future.
     The Test segment is a vertically integrated supplier of EM shielding products, producing most of its critical RF components. However, this segment purchases significant quantities of raw materials such as steel, copper, nickel and wood. Accordingly, the segment is subject to price fluctuations in the worldwide raw materials markets. In fiscal 2005, this segment experienced significant price increases in the metal markets as compared to the prior year.
COMPETITION
     Competition in the Company’s major markets is broadly based and global in scope. The Company faces intense competition from a large number of companies for nearly all of its products. Competition can be particularly intense during periods of economic slowdown, and this has been experienced in the past in some of the Filtration/Fluid Flow markets. Although the Company is a leading supplier in several of the markets it serves, it maintains a relatively small share of the business in many of the other markets it serves. Individual competitors range in size from annual revenues of less than $1 million to billion dollar enterprises. Because of the specialized nature of the Company’s products, it is generally impossible to state precisely its competitive position with respect to its products. However, DCSI is believed to be a leading supplier in the fixed network segment of the automatic meter reading (“AMR”) market. This fixed network segment comprises a substantial part of the electric portion of the total AMR market for electric utilities. Substantial efforts are required in order to maintain existing business levels. In the Company’s major served markets, competition is driven primarily by quality, technology, price and delivery performance. The following information concerns the Company’s industry segments.
     Pall Corporation, SPX Filtran and SoFrance are the primary competitors in the Filtration/Fluid Flow markets. Other significant competitors in these markets include Clarcor Inc., Illinois Tool Works Inc. and Moog Inc.
     Primary competitors of the Communications segment in the utility communications market include Itron, Inc., Hunt Technologies Inc., Cellnet Technology Inc., Cannon Technologies Inc., Sensus Metering Systems Inc., Elster Electricity, L.L.C. and Comverge, Inc.

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
     The Company performs research and development at its own expense, and also engages in research and development funded by customers. For the fiscal years ended September 30, 2005, 2004 and 2003, total Company-sponsored research and development expenses were approximately $16.8 million, $12.2 million and $11.0 million, respectively. Total customer-sponsored research and development expenses were approximately $5.7 million, $6.1 million and $7.1 million for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. All of the foregoing expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $7.8 million, $9.6 million and $6.7 million for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.
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
EMPLOYEES
     As of November 30, 2005, the Company employed approximately 2,365 persons.
FINANCING
     On October 6, 2004, the Company entered into a $100 million five-year revolving credit facility with a $50 million increase option. This facility replaced the Company’s $60 million credit facility that would have otherwise matured in April 2005. The current facility is available for direct borrowings and/or the issuance of letters of credit, and is provided by a group of six banks, led by Wells Fargo Bank as agent, with a maturity of October 6, 2009. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. See “Management’s Discussion and Analysis – Capital Resources and Liquidity” in the 2005 Annual Report, and Note 10 of the

Notes to Consolidated Financial Statements in the 2005 Annual Report, which information is herein incorporated by reference.
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
     Rantec and the MicroSep Business, which were divested in fiscal 2003 and 2004, respectively, are discussed under “Discontinued Operations” in this Item 1.
FORWARD-LOOKING INFORMATION
     Statements contained in this Item 1 “Business”, Item 3 “Legal Proceedings” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (incorporated by reference to “Management’s Discussion and Analysis” appearing in the 2005 Annual Report) regarding future events, the Company’s future revenues, the size, timing and value of the PG&E contract and purchase order releases under the PG&E contract, the timing and outcome of testing and regulatory actions connected with the PG&E contract, the timing and success of TNG development efforts, protection of TNG as a trade secret, the ability of DCSI’s suppliers to supply DCSI’s requirements, payment of dividends, profitability, financial resources, expected completion of backlog orders, projections about the Company’s future performance in the industries in which the Company operates, the Company’s ability to utilize NOLs, reinvestment of foreign earnings, adequacy of future cash flows, the outcome of current litigation, effects of final judgments in any litigation, costs and impacts resulting from environmental matters, claims and charges, future share repurchases, investments, acquisitions and other statements contained herein which are not strictly historical are considered “forward-looking statements” within the meaning of the safe harbor provisions, of the federal securities laws. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to help identify such forward-looking statements. Investors are cautioned that such statements are only predictions, speak only as of the date of this report, and the Company undertakes no duty to update. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment including, but not limited to: actions by the California Public Utility Commission, PG&E’s Board of Directors or PG&E’s management impacting PG&E’s AMI projects, technical difficulties and delays in connection with DCSI’s TNG software development efforts; the timing and content of purchase order releases under the PG&E contract; DCSI’s successful performance of the PG&E contract; the timing and execution of real estate sales; termination for convenience of customer contracts; timing and magnitude of future contract awards; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; the timing, pricing and availability of shares offered for sale; delivery delays or defaults by customers; performance issues with key suppliers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; changes in foreign or U.S. business conditions affecting the distribution of foreign earnings; actual clean up costs and required level of Company contribution relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal operating plans.
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
Item 2. Properties
     The Company’s principal buildings contain approximately 1,137,650 square feet of floor space. Approximately 736,500 square feet are owned by the Company and approximately 401,150 square feet are leased. See Note 8 of the Notes to Consolidated Financial Statements in the 2005 Annual Report, which information is herein incorporated by reference. The principal plants and offices are as follows*:

			Lease Expiration
Location	Size (Sq. Ft.)	Sq. Ft. Owned/Leased	Date	Principal Use (Industry Segment)
South El Monte, CA	132,100	Owned-100,100 Leased – 32,000	1-2-2008	Management, Engineering and Manufacturing (Filtration/Fluid Flow)
Oxnard, CA	127,400	Owned		Management, Engineering and Manufacturing (Filtration/Fluid Flow)
Durant, OK	100,000	Owned		Manufacturing (Test)
Hebron, IL	99,800	Owned		Management, Engineering and Manufacturing (Filtration/Fluid Flow)
Huntley, IL	85,000	Owned		Manufacturing (Filtration/FluidFlow)
Cedar Park, TX	75,200	Owned		Management, Engineering and Manufacturing (Test)
Austin, TX	69,300	Leased	12-31-2007 (two 5-year renewal options)	Management, Engineering and Manufacturing (Test)
St. Louis, MO	67,200	Leased	3-31-2008 (two 5-year renewal options)	Management and Engineering (Communications)
Glendale Heights, IL	59,400	Leased	3-31-2010 (three 3-year renewal options)	Management, Engineering and Manufacturing (Test)
Sao Paulo, Brazil	40,000	Leased	7-31-2007	Manufacturing (Filtration/Fluid Flow)
Eura, Finland	39,300	Owned		Management, Engineering and Manufacturing (Test)
Newcastle West, Ireland	37,500	Owned		Manufacturing (Filtration/Fluid Flow)
Plailly, France	37,200	Owned		Engineering and Manufacturing (Filtration/Fluid Flow)
St. Louis, MO	35,000	Owned		Management and Engineering(Communications)

			Lease Expiration
Location	Size (Sq. Ft.)	Sq. Ft. Owned/Leased	Date	Principal Use (Industry Segment)
Juarez, Mexico	34,400	Leased	12-31-2007	Engineering and Manufacturing (Filtration/Fluid Flow)
Minocqua, WI	30,200	Leased	3-31-2010 (three 3- year renewal options)	Engineering and Manufacturing (Test)
Beijing, China	25,900	Leased	4,500 sq. ft. Office 10-1-2007. 21,400 sq. ft. Plant 3-1-2007	Manufacturing (Test)
Stevenage, England	25,650	Leased	8-11-2017 (option to terminate on 8-12-2007)	Management, Engineering and Manufacturing (Test)
St. Louis, MO	17,100	Leased	8-31-2015 (one 5-year renewal option)	ESCO Headquarters

*	The table does not include an owned vacant facility in Patillas, Puerto Rico, consisting of approximately 110,000 square feet, that was formerly used as a Filtration/Fluid Flow manufacturing facility. The Company ceased operations in this facility in March 2004, and is currently marketing it for sale.
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
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Executive Officers of the Registrant
     The following sets forth certain information as of December 13, 2005 with respect to ESCO’s executive officers. These officers have been elected to terms which expire at the first meeting of the Board of Directors after the next annual meeting of Stockholders.

Name	Age	Position(s)
Victor L. Richey, Jr.*	48	Chairman, Chief Executive Officer and Director

Charles J. Kretschmer	49	President, Chief Operating Officer and Director

Gary E. Muenster	45	Senior Vice President and Chief Financial Officer

Alyson S. Barclay	46	Vice President, Secretary and General Counsel

*	Also Chairman of the Executive Committee of the Board of Directors.
     There are no family relationships among any of the executive officers and directors.
     Mr. Richey was Senior Vice President and Group Executive of ESCO from October 2000 until August 2001. Mr. Richey was President and Chief Operating Officer from August 2001 until October 2002. Since October 2002, he has been Chief Executive Officer, and since April 2003, he has also been Chairman.
     Mr. Kretschmer was Vice President and Chief Financial Officer of ESCO from October 1999 until February 2001, and Senior Vice President and Chief Financial Officer from February 2001 until February 2002. He was Executive Vice President and Chief Financial Officer from February 2002 to October 2002, and he has been President and Chief Operating Officer since the latter date.
     Mr. Muenster was Vice President and Controller of ESCO from May 1998 until October 2002. He was Vice President and Chief Financial Officer from October 2002 until November 2005. Since the latter date, he has been Senior Vice President and Chief Financial Officer.
     Ms. Barclay has been Vice President, Secretary and General Counsel of ESCO since October 1999.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information required by this item is incorporated herein by reference to Note 11 of the Notes to Consolidated Financial Statements, “Common Stock Market Price” and “Shareholders’ Summary—Capital Stock Information” appearing in the 2005 Annual Report. As of December 5, 2005, there were approximately 2,700 registered holders of Common Stock (not including Company employees holding shares under the Employee Stock Purchase Plan). ESCO does not anticipate, currently or in the foreseeable future, paying cash dividends on the Common Stock, although it reserves the right to do so to the extent permitted by applicable law and agreements. ESCO’s dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at that time, based on ESCO’s earnings and financial position and such other business considerations as the Board deems relevant. See Item 12 for equity compensation plan information.
     REGISTRANT PURCHASES OF EQUITY SECURITIES*:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
July 1-31, 2005	0	N.A.	0	0
August 1-31, 2005	0	N.A.	0	0
Sep. 1-30, 2005	0	N.A.	0	0
Total	0	N.A.	0	1,152,966

*	The share numbers in this table and note have been adjusted to reflect the two-for-one stock split effected in September 2005. The repurchase program was first approved on February 8, 2001 for a maximum of 2,600,000 shares. On August 7, 2003, this program was extended to September 30, 2004. On August 10, 2004, it was announced that the program was extended to September 30, 2006, the current expiration date. No repurchase program has expired during the period covered by the table. There currently is no repurchase program which the registrant has determined to terminate prior to expiration, or under which the registrant does not intend to make further purchases.
Item 6. Selected Financial Data
     The information required by this item, with respect to selected financial data, is incorporated herein by reference to “Five-Year Financial Summary” and Notes 2 and 3 of the Notes to Consolidated Financial Statements appearing in the 2005 Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis” appearing in the 2005 Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis — Market Risk Analysis” appearing in the 2005 Annual Report.
Item 8. Financial Statements and Supplementary Data
     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company on pages 25 through 49 and the report thereon of KPMG LLP, an independent registered public accounting firm, appearing on page 52 of the 2005 Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13A-15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management’s Report on Internal Control over Financial Reporting and the attestation report thereon of KPMG LLP are incorporated herein by reference to pages 51 and 53, respectively, in the 2005 Annual Report.
     There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information regarding nominees and directors appearing under “Nominees and Continuing Directors” in the 2006 Proxy Statement is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this Form 10-K. Information regarding the Audit and Finance Committee and its members appearing under “Board of Directors and Committees” in the 2006 Proxy Statement is hereby incorporated by reference.
     Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement is hereby incorporated by reference.
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
Item 11. Executive Compensation
     Information appearing under “Board of Directors and Committees” and “Executive Compensation” (except for the “Report of the Human Resources And Compensation Committee On Executive Compensation” and the “Performance Graph”) in the 2006 Proxy Statement is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information regarding beneficial ownership of shares of common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent Stockholders appearing under “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2006 Proxy Statement is hereby incorporated by reference.
Equity Compensation Plan Information:
     The following table summarizes certain information regarding Common Shares that may be issued by the Company pursuant to its equity compensation plans existing as of September 30, 2005. All numbers of Common Shares included in the table and footnotes have been adjusted to reflect the two-for-one stock split effected in September 2005.

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued	Weighted-average	compensation plans
	upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in
Plan Category	warrants and rights(1)	warrants and rights	column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	1,567,216 (3)	$20.4786 (4)	2,389,862	(5)(6)
Equity compensation plans not approved by security holders	0	N/A	331,000	(7)
Total	1,567,216	$20.4786	2,720,862

(1)	Number of Common Shares is subject to adjustment for any future changes in capitalization for stock splits, stock dividends and similar events.

(2)	Consists of the Company’s 1990, 1994 and 1999 Stock Option Plans, the 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan. The 1990, 1994 and 1999 Stock Option Plans and the 2001 Stock Incentive Plan have been amended without Stockholder approval in accordance with their terms, as follows: the Company’s 1990, 1994 and 1999 Stock Option Plans have been amended to provide for withholding, to provide for adjustment upon a special distribution and/or in certain other respects; the 1994 and 1999 Stock Option Plans have been amended to reflect the change of the Company’s name and the elimination of the Company’s common stock trust receipts; the 1994 Stock Option Plan was amended to permit the Human Resources and Compensation Committee (the “Committee”), in its discretion, to extend the period during which an optionee who terminates employment on account of retirement on or after age 60 may exercise his stock option to five years after retirement, but before ten years from the date of grant; and the 1990, 1994 and 1999 Stock Option Plans and the 2001 Stock Incentive Plan were amended to authorize the Committee to delegate to the Chief Executive Officer the power to delegate to other employees the power to extend a stock option beyond termination of employment for persons who are not “officers” as defined in Rule 16a-1 under the Exchange Act; and the 1994 and 1999 Stock Option Plans and the 2001 Stock Incentive Plan have been amended to authorize the Committee to delegate to the Chief Executive Officer the power to grant stock options to persons who are not such “officers”, with the limitation of 10,000 shares per award and 100,000 shares awarded in the aggregate in any fiscal year.

(3)	Includes 243,336 Common Shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the Company’s 2001 Stock Incentive Plan.

(4)	Does not include 243,336 Common Shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the 2001 Stock Incentive Plan, for which there are no exercise prices.

(5)	Comprises 9,514 Common Shares under the 1999 Stock Option Plan, 420,348 Common Shares under the 2001 Stock Incentive Plan and 1,960,000 Common Shares under the 2004 Incentive Compensation Plan.

(6)	Does not include shares that may be purchased on the open market pursuant to the Company’s Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants may elect to have up to 10% of their current salary or wages withheld and contributed to one or more independent trustees for the purchase of Common Shares. At the discretion of an officer of the Company, the Company or a domestic subsidiary or division may contribute cash in an amount not to exceed 20% of the amounts contributed by participants. The total number of Common Shares purchased with the Company’s matching contributions, however, may not exceed 183,446. As of September 30, 2005, 17,044 shares had been purchased with the Company’s matching funds.

(7)	Represents Common Shares issuable pursuant to the Compensation Plan for Non-Employee Directors (the “Compensation Plan”), which provides for each director to be paid (in addition to other fees) an annual retainer fee payable partially in cash and partially in Common Shares. Periodically, the Human Resources and Compensation Committee of the Board of Directors determines the amount of the retainer fee and the allocation of the fee between cash and Common Shares. The maximum number of Common Shares available for distribution under the Compensation Plan is 400,000 shares. The stock portion of the retainer fee is distributable in quarterly installments. Directors may elect to defer receipt of all of their cash compensation and/or all of the stock portion of the retainer fee. The deferred amounts are credited to the director’s deferred compensation account in stock equivalents. Deferred amounts are distributed in Common Shares or cash at such future dates as specified by the director unless distribution is accelerated in certain circumstances, including a change in control of the Company. The stock portion which has been deferred may only be distributed in Common Shares.
Item 13. Certain Relationships and Related Transactions
     None.

Item 14. Principal Accounting Fees and Services
     Information regarding the Company’s independent auditors, their fees and services, and the Company’s Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services appearing under “III. Independent Auditors” in the 2006 Proxy Statement is hereby incorporated by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Documents filed as a part of this report:
1.	The Consolidated Financial Statements of the Company on pages 25 through 49 and the Report of Independent Registered Public Accounting Firm thereon of KPMG LLP appearing on page 52 of the 2005 Annual Report.

2.	Financial Statement Schedules
II. Valuation and Qualifying Accounts
Report of Independent Registered Public Accounting Firm
Other financial statement schedules have been omitted because the subject matter is disclosed elsewhere in the financial statements and notes thereto, not required or not applicable, or the amounts are not sufficient to require submission.
3.	Exhibits:

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated
Number	Description	By Footnote

3.1	Restated Articles of Incorporation	Incorporated by Reference, Exhibit 3(a)[1]

3.2	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by Reference, Exhibit 4(e)[2]

3.3	Articles of Merger effective July 10, 2000	Incorporated by Reference, Exhibit 3(c)[3]

3.4	Bylaws, as amended and restated	Incorporated by Reference, Exhibit 3.4[4]

4.1	Specimen Common Stock Certificate	Incorporated by Reference, Exhibit 4(a)[3]

4.2	Specimen Rights Certificate	Incorporated by Reference, Exhibit B to Exhibit 4.1[5]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated
Number	Description	By Footnote

4.3	Rights Agreement dated as of September 24, 1990 (as amended and restated as of February 3, 2000) between the Registrant and Registrar and Transfer Company, as successor Rights Agent	Incorporated by Reference, Exhibit 4.1[5]

4.4	Credit Agreement dated as of October 6, 2004, among the Registrant, Wells Fargo Bank, N.A., as agent, and the lenders listed therein	Incorporated by Reference, Exhibit 4.4[6]

10.1	Form of Indemnification Agreement with each of ESCO’s directors.	Incorporated by Reference, Exhibit 10(k)[7]

10.2	Supplemental Executive Retirement Plan as amended and restated as of August 2, 1993*	Incorporated by Reference, Exhibit 10(n)[8]

10.3	Second Amendment to Supplemental Executive Retirement Plan effective May 1, 2001*	Incorporated by Reference, Exhibit 10.4[9]

10.4	Directors’ Extended Compensation Plan*	Incorporated by Reference, Exhibit 10(o)[8]

10.5	First Amendment to Directors’ Extended Compensation Plan effective January 1, 2000*	Incorporated by Reference, Exhibit 10.11[10]

10.6	Second Amendment to Directors’ Extended Compensation Plan effective April 1, 2001*	Incorporated by Reference, Exhibit 10.7[9]

10.7	1994 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.1[11]

10.8	Amendment to 1994 Stock Option Plan effective July 18, 2002*	Incorporated by Reference, Exhibit 10(b)[12]

10.9	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.15[10]

10.10	Severance Plan adopted as of August 10, 1995 (as restated February 5, 2002)*	Incorporated by Reference, Exhibit 10[13]

10.11	Amendment to 1994 Stock Option Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.12[4]

10.12	1999 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.2[11]

10.13	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.3[11]

10.14	Amendment to 1999 Stock Option Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.15[4]

10.15	Employment Agreement with Executive Officer* [13]	Incorporated by Reference, Exhibit 10(bb)[1]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated
Number	Description	By Footnote

10.16	Amendment to Employment Agreement with Executive Officer*[14]	Incorporated by Reference, Exhibit 10.18[9]

10.17	Executive Stock Purchase Plan*	Incorporated by Reference, Exhibit 10.24[10]

10.18	Compensation Plan For Non-Employee Directors*	Incorporated by Reference, Exhibit 10.22[9]

10.19	2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit B[16]

10.20	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.24[17]

10.21	Form of Non-qualified Stock Option Agreement*	Incorporated by Reference, Exhibit 10.25[17]

10.22	Form of Notice of Award—Performance– Accelerated Restricted Stock *	Incorporated by Reference, Exhibit 10.26[17]

10.23	Form of Supplemental Executive Retirement Plan Agreement *	Incorporated by Reference, Exhibit 10.28[17]

10.24	Amendment to 2001 Stock Incentive Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.29[4]

10.25	Sixth Amendment and Restatement of Employee Stock Purchase Plan effective as of October 15, 2003*	Incorporated by Reference, Appendix C[18]

10.26	Second Amendment to Employment Agreement with V.L. Richey, Jr. (identical document with C.J. Kretschmer)*	Incorporated by Reference, Exhibit 10.1[19]

10.27	Second Amendment to Employment Agreement with G.E. Muenster (identical document with A.S. Barclay)*	Incorporated by Reference, Exhibit 10.2[19]

10.28	Notice of Award – restricted stock award to V.L. Richey, Jr. (identical documents except for number of shares awarded for: C.J. Kretschmer – 4,750 shares; G.E. Muenster – 2,400 shares; A.S. Barclay – 1,800 shares)*	Incorporated by Reference, Exhibit 10.3[19]

10.29	2004 Incentive Compensation Plan*	Incorporated by Reference, Appendix B[18]

10.30	Summary of Non-Employee Directors’ Compensation*	Incorporated by Reference, Exhibit 10.1[20]

10.31	Performance Compensation Plan Amended and Restated as of November 25, 2002*	Incorporated by Reference, Exhibit 10.2[20]

10.32	2005 Performance Measures and Evaluation Criteria under Performance Compensation Plan*	Incorporated by Reference, Exhibit 10.3[20]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated
Number	Description	By Footnote

10.33	Awards to Executive Officers Not Reported on Form 8-K, October 4, 2004*	Incorporated by Reference, Exhibit 10.4[20]

10.34	Form of Notice of Award-Performance-Accelerated Restricted-Stock under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.5[20]

10.35	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.6[20]

10.36	Form of Nonqualified Stock Option Agreement under 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.7[20]

10.37	Form of Incentive Stock Option Agreement under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.8[20]

10.38	Form of Nonqualified Stock Option Agreement under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.9[20]

13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2005:

— Five-Year Financial Summary (p. 54)

— Management’s Discussion and Analysis (pgs. 12-24)

— Consolidated Financial Statements (pgs. 25-49 ) and Report of Independent Registered Public Accounting Firm (p. 52)

— Management’s Report on Internal Control over Financial Reporting (p.51)

— Report of Independent Registered Public Accounting Firm (p.53)

— Shareholders’ Summary—Capital Stock Information (p. 55)

— Common Stock Market Price (p. 54)

21	Subsidiaries of ESCO

23	Consent of Independent Registered Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

[1]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1999, at the Exhibit indicated.

[2]	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2000, at the Exhibit indicated.

[3]	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2000, at the Exhibit indicated.

[4]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2003, at the Exhibit indicated.

[5]	Incorporated by reference to Current Report on Form 8-K dated February 3, 2000, at the Exhibit indicated.

[6]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2004, at the Exhibit indicated.

[7]	Incorporated by reference to Form l0-K for the fiscal year ended September 30, l991, at the Exhibit indicated.

[8]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993, at the Exhibit indicated.

[9]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2001, at the Exhibit indicated.

[10]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2000, at the Exhibit indicated.

[11]	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2000, at the Exhibit indicated.

[12]	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2002, at the Exhibit indicated.

[13]	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2002, at the Exhibit indicated.

[14]	Identical Employment Agreements between ESCO and executive officers A.S. Barclay, G.E. Muenster and V.L. Richey, Jr., except that in the cases of Ms. Barclay and Mr. Muenster the minimum annual salary is $94,000 and $108,000, respectively.

[15]	Identical Amendments to Employment Agreements between ESCO and executive officers A.S. Barclay, G.E. Muenster and V.L. Richey, Jr.

[16]	Incorporated by reference to Notice of Annual Meeting of the Stockholders and Proxy Statement dated December 11, 2000, at the Exhibit indicated.

[17]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2002, at the Exhibit indicated.

[18]	Incorporated by reference to Notice of Annual Meeting of the Stockholders and Proxy Statement dated December 29, 2003, at the Appendix indicated.

[19]	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2004, at the Exhibit indicated.

[20]	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2004, at the Exhibit indicated.

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this Part IV.

(b)	Exhibits: Reference is made to the list of exhibits in this Part IV, Item 15(a)3 above.

(c)	Financial Statement Schedules: Reference is made to Part IV, Item 15(a)2 above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCO TECHNOLOGIES INC.
Date: December 13, 2005	By /s/ V.L. Richey, Jr.
V.L. Richey, Jr.
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below effective December 13, 2005, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ V.L. Richey, Jr.	Chairman, Chief Executive Officer and Director

V.L. Richey, Jr.

/s/ C.J. Kretschmer	President, Chief Operating Officer and Director

C.J. Kretschmer

/s/ G.E. Muenster	Sr. Vice President and Chief Financial Officer,

G.E. Muenster	Principal Accounting Officer

/s/ W.S. Antle III	Director

W.S. Antle III

/s/ J.M. McConnell	Director

J.M. McConnell

/s/ L.W. Solley	Director

L.W. Solley

Director

J.M. Stolze

/s/ D.C. Trauscht	Director

D.C. Trauscht

/s/ J.D. Woods	Director

J.D. Woods

ESCO Technologies Inc.
Schedule II – Valuation and Qualifying Accounts
Years Ended September 30, 2005, 2004 and 2003

	Balance at	Additions
	Beginning	Charged to		Balance at
(Dollars in thousands)	of Period	Expense	Deductions	End of Period
2003
Allowance for doubtful accounts	$606	336	208	734

Warranty reserve	$1,484	2,536	2,646	1,374

2004
Allowance for doubtful accounts	$734	114	222	626

Warranty reserve	$1,374	3,206	2,433	2,147

2005
Allowance for doubtful accounts	$626	87	128	585

Warranty reserve	$2,147	1,108	1,768	1,487

Note: Amounts above exclude discontinued operations.

Report of Independent Registered Public Accounting Firm
The Board of Directors
ESCO Technologies Inc.:
Under date of December 9, 2005, we reported on the consolidated balance sheets of ESCO Technologies Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2005; management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2005 and the effectiveness of internal control over financial reporting as of September 30, 2005, which are incorporated herein by reference. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in note 15 of the notes to consolidated financial statements, on July 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”
/s/ KPMG LLP
St. Louis, Missouri
December 9, 2005

INDEX TO EXHIBITS
Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit
13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2005:

▪ Five-year Financial Summary (p. 54)

▪ Management’s Discussion and Analysis (pgs. 12-24)

▪ Consolidated Financial Statements (pgs. 25-49) and Report of Independent Registered Public Accounting Firm (p. 52)

▪ Management’s Report on Internal Control over Financial Reporting (p.51)

▪ Report of Independent Registered Public Accounting Firm (p.53)

▪ Shareholders’ Summary—Capital Stock Information (p. 55)

▪ Common Stock Market Price (p. 54)

21	Subsidiaries of ESCO

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer
See Item 15(a)3 for a list of exhibits incorporated by reference