Form 10-Q
period 2005-12-31
ESCO TECHNOLOGIES INC
filed 2006-02-08
CIK 866706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer X   Accelerated filer        Non-accelerated filer
                       ---                   ---                          ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                               ---    ---

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

              Class                            Outstanding at January 31, 2006
----------------------------------------       -------------------------------
[Common stock, $.01 par value per share]             25,619,003 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                   Three Months Ended
                                                      December 31,
                                                     -------------

                                                   2005           2004
                                                  ------          -----

Net sales                                       $  90,586         104,375
Costs and expenses:
   Cost of sales                                   64,027          68,509
    Selling, general and administrative            23,619          19,813
expenses
   Interest income                                   (717)           (481)
   Other (income) expense, net                        (38)           (453)
                                                   -------          ------
     Total costs and expenses                       86,891          87,388
Earnings before income taxes                         3,695          16,987
Income tax expense                                   1,491           6,464
                                                    ------         -------
Net earnings                                    $    2,204          10,523
                                                     =====          ======

Earnings per share:
    Basic                                       $    0.09            0.41
                                                     ====            ====

   Diluted                                      $    0.08            0.40
                                                     ====            ====

          See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                              December 31,    September 30,
                                                  2005            2005
                                                  ----            ----
ASSETS                                         (Unaudited)
Current assets:
   Cash and cash equivalents                    $   70,359          104,484
   Accounts receivable, net                         68,928           68,819
   Costs and estimated earnings on
     long-term contracts, less progress
     billings of $10,369 and $7,033,
     respectively                                    3,679            4,392
   Inventories                                      52,774           48,645
   Current portion of deferred tax assets           29,965           30,219
   Other current assets                              8,369            8,394
                                                     -----            -----

       Total current assets                        234,074          264,953

Property, plant and equipment, net                  66,962           67,190
Goodwill                                            92,606           68,880
Other assets                                        40,084           27,697
                                                    ------           ------

                                                $  433,726          428,720
                                                ==========          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current
     maturities of long-term debt                        -         $      -
   Accounts payable                                 31,858           29,299
   Advance payments on long-term
     contracts, less costs incurred
     of $11,356 and $10,949,
     respectively                                    7,590            6,773
   Accrued salaries                                  8,942           12,024
   Accrued other expenses                           19,556           14,661
                                                    ------           ------

       Total current liabilities                    67,946           62,757

Deferred income                                      2,979            3,134
Pension obligations                                 17,478           17,481
Other liabilities                                   11,426           14,324
Long-term debt                                           -                -
                                                    ------           ------

       Total liabilities                            99,829           97,696
Shareholders' equity:
    Preferred stock, par value $.01 per share,
       authorized 10,000,000 shares                       -                -
                                                     ------           ------
    Common stock, par value $.01 per share,
       authorized 50,000,000 shares, issued
       28,756,327 and 28,738,958 shares,
       respectively                                    288              287
   Additional paid-in capital                      229,693          228,317
   Retained earnings                               161,567          159,363
   Accumulated other comprehensive loss             (6,313)          (5,566)
                                                    ------           ------


   Less treasury stock, at cost: 3,173,226
      and 3,175,626 common shares, respectively    (51,338)         (51,377)
                                                   -------          -------

       Total shareholders' equity                  333,897          331,024

                                                $  433,726          428,720
                                                ==========          =======


          See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                    Three Months Ended
                                                       December 31,
                                                       ------------

                                                   2005                2004
                                                   ----                ----
Cash flows from operating activities:
    Net earnings                                 $   2,204           10,523
    Adjustments  to  reconcile  net earnings to
       net cash  provided by operating
       activities:
       Depreciation and amortization                 3,078            3,119
       Stock compensation expense                    1,273              749
       Changes in operating working capital           (532)          (1,265)
       Effect of deferred taxes                     (3,090)           1,122
       Other                                        (1,001)           1,205
                                                    ------            -----

          Net cash provided by operating
             activities                              1,932           15,453
Cash flows from investing activities:
    Acquisition of business                        (28,833)               -
    Capital expenditures                            (2,320)          (2,013)
    Additions to capitalized software               (5,724)          (1,173)
                                                    ------           ------
       Net cash used by investing activities       (36,877)          (3,186)
Cash flows from financing activities:
    Principal payments on long-term debt                 -              (42)
    Purchases of common stock into treasury              -          (24,928)
    Other(including exercise of stock options)         820              779
                                                       ---              ---

       Net cash provided (used) by
          financing activities                         820          (24,191)
                                                       ---          -------
Net decrease in cash and cash equivalents          (34,125)         (11,924)
Cash  and  cash  equivalents, beginning of
    period                                         104,484           72,281
                                                   -------           ------
Cash and cash equivalents, end of period          $ 70,359         $ 60,357
                                                  ========         ========


          See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. During 2005, the Company had a 2-for-1 stock split which was effected as a 100 percent stock dividend and was paid on September 23, 2005. The prior years common stock and per share amounts have been adjusted to reflect the stock split.

     The results for the three month period ended December 31, 2005 are not necessarily indicative of the results for the entire 2006 fiscal year.



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

                                                Three Months Ended
                                                   December 31,
                                                   ------------

                                                2005            2004
                                                ----            ----
     Weighted Average Shares
     Outstanding - Basic                       25,575          25,586
     Dilutive Options and Restricted
     Shares                                       759             822
                                                  ---             ---

     Adjusted Shares- Diluted                  26,334          26,408
                                               ======          ======



     Options to purchase 6,000 shares of common stock at prices ranging from $49.74 - $50.26 and options to purchase 3,000 shares of common stock at a price of $38.85 were outstanding during the three month periods ended December 31, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2013. Approximately 34,000 and 54,000 restricted shares were excluded from the respective computation of diluted EPS based upon the application of the treasury stock method for the three month periods ended December 31, 2005 and 2004, respectively.

3.   SHARE-BASED COMPENSATION

     Prior to October 1, 2005, the Company accounted for its stock option plans using the intrinsic value method of accounting provided under APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) under which no compensation expense was recognized for stock option grants. Accordingly, share-based compensation for stock options was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.

     Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), "Share-Based Payment," (SFAS 123(R)) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes:

     a) compensation cost for all share-based payments granted through September 30, 2005, for which the requisite service period had not been completed as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and

     b) compensation cost for all share-based payments granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

     As a result of adopting SFAS 123(R) on October 1, 2005, the Company's earnings before income taxes and net earnings for the first quarter ended December 31, 2005 are $0.5 million lower than if it had continued to account for share-based compensation under APB 25. Diluted earnings per share for the first quarter of fiscal 2006 would have been $0.10 if the company had not adopted SFAS 123(R), compared to reported diluted earnings per share of $0.08.

     The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

     Stock Option Plans

     The Company has various stock option plans that permit the Company to grant key Management employees (1) options to purchase shares of the Company's common stock or (2) stock appreciation rights with respect to all or any part of the number of shares covered by the options. All outstanding options were granted at prices equal to fair market value at the date of grant. The options granted prior to September 30, 2003 have a ten-year contractual life from date of issuance, expiring in various periods through 2013. Beginning in fiscal 2004, the options granted have a five-year contractual life from date of issuance. No stock appreciation rights have been awarded to date. The Company's stock option awards are subject to graded vesting over a three year service period. Beginning with fiscal 2006 awards, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Prior to fiscal 2006, the Company calculated the pro forma compensation cost using the graded vesting method (FIN 28 approach).

     The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for the periods indicated are noted below. Expected volatility is based on historical volatility of ESCO's stock calculated over the expected term of the option. The expected term was calculated in accordance with Staff Accounting Bulletin No. 107 using the simplified method for "plain-vanilla" options. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three month period ended December 31, 2005 and 2004, respectively: expected dividend yield of 0% in both periods; expected volatility of 28.6% and 28.3%; risk-free interest rate of 4.5% and 3.6%; and expected term of 3.5 years and 4.2 years. Pre-tax compensation expense related to the stock option awards was $0.5 million for the first quarter of fiscal 2006.

     The following summary presents information regarding outstanding stock options as of December 31, 2005 and changes during the first quarter then ended with regard to options under the option plans:

                                                  Aggregate
                                                  Intrinsic     Weighted-Average
                                                  Value         Remaining
                                      Weighted    (in           Contractual
                           Shares     Avg.Price   millions)     Life
                           ------     ---------   ---------     ----
     Outstanding at
       October 1, 2005     1,324,548   $20.48
     Granted                 263,130   $42.99
     Exercised               (20,188)  $14.39
     Cancelled                (5,152)  $35.38
                              ------   ------
     Outstanding at
       December 31, 2005   1,562,338   $24.31      $30.9        4.5 years

     Exercisable at
       December 31, 2005     904,423   $15.91      $25.5


     The weighted-average grant-date fair value of options granted during the first quarter ended December 31, 2005 was $11.74.

     During fiscal 2004, the Board of Directors authorized and the shareholders approved, the 2004 Incentive Compensation Plan, which states, in part, that on February 5, 2004, there shall be added to the authorized shares allocated 2,000,000 shares for the grant of stock options, stock appreciation rights, performance-accelerated restricted stock, or other full value awards. Of these, shares up to 600,000 may be utilized for performance-accelerated restricted stock or other full value awards.

     Restricted Share Awards

     At December 31, 2005, the maximum number of restricted shares available for issue under the 2004 Incentive Compensation Plan and the 2001 Stock Incentive Plan was 600,000 and 361,162 shares, respectively. These shares vest over five years with accelerated vesting over three years if certain performance targets are achieved. In these cases, if it is probable that the performance condition will be met, the Company recognizes compensation cost on a straight-line basis over the shorter performance period;
     otherwise, it will recognize compensation cost over the longer service period. Compensation cost for all outstanding restricted share awards is being recognized over the shorter performance period as it is probable the performance condition will be met. The restricted share award grants were valued at the stock price on the date of grant. Compensation expense related to the restricted share awards was $0.6 million for the three-month periods ended December 31, 2005 and 2004, respectively.

     The following summary presents information regarding outstanding restricted share awards as of December 31, 2005 and changes during the first quarter then ended:

                                Three months ended
                                December 31, 2005
                                -----------------

                                                 Weighted
                             Shares             Avg. Price
                             ------             ----------

     October 1                238,436             $23.78
     Granted                   60,630             $42.62
                               ------             ------
     December 31,             299,066             $27.60
                              =======             ======



     Non-Employee Directors Plan

     The non-employee directors compensation plan includes a retainer of 800 common shares per quarter. Compensation expense related to the non-employee directors was $0.2 million and $0.1 million for the three-month period ended December 31, 2005 and 2004, respectively.


     The total share-based compensation cost that has been recognized in results of operations and included within SG&A was $1.3 million and $0.8 million for the first quarter of fiscal 2006 and 2005, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.4 million and $0.3 million for the first quarter of fiscal 2006 and 2005, respectively. As of December 31, 2005, there was $10.2 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4 years.

     Pro Forma Net Earnings

     The following table provides pro forma net earnings and earnings per share had the Company applied the fair value method of SFAS 123 for the first quarter ended December 31, 2004:


     (Unaudited)
     (Dollars in thousands, except per
     share amounts)
                                                  Three Months Ended
                                                  December 31,
                                                  ------------


                                                   2004
                                                   ----

     Net earnings, as reported                   $ 10,523
     Add: stock-based employee compensation
         expense included in reported net
         earnings, net of tax                         369
     Less: total stock-based employee
         compensation expense determined
         under fair value based methods,
         net of tax

                                                     (918)
                                                     ----

     Pro forma net earnings                      $  9,974
                                                 ========


     Net earnings per share:
         Basic - as reported                     $   0.41
         Basic - pro forma                           0.39
                                                     ====


         Diluted - as reported                   $   0.40
         Diluted - pro forma                         0.38
                                                     ====



4    ACQUISITION

     Effective November 29, 2005, the Company acquired Nexus Energy Software, Inc. (Nexus) through an all cash for shares merger transaction for approximately $29 million in cash plus contingent cash consideration over the four year period following the merger if Nexus exceeds certain sales targets. Nexus is a software company headquartered in Wellesley, Massachusetts with annual revenues in excess of $10 million. The operating results for Nexus, since the date of acquisition, are included within the Communications segment. The Company recorded approximately $24 million of goodwill as a result of the transaction, subject to post-closing adjustments including finalization of purchase accounting. The Company also recorded $2.7 million of identifiable intangible assets consisting of customer contracts and backlog value which will be amortized on a straight-line basis over a period not to exceed three years. The post-closing purchase accounting items are expected to be completed prior to September 30, 2006.

5    INVENTORIES

     Inventories consist of the following (in thousands):
                                      December 31,    September 30,
                                          2005            2005
                                          ----            ----

     Finished goods                   $  17,011          14,361
     Work in process, including
       long- term contracts              13,496          12,512
     Raw materials                       22,267          21,772
                                         ------          ------
          Total inventories           $  52,774          48,645
                                      =========          ======


6.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended December 31, 2005 and 2004 was $1.5 million and $13.9 million, respectively. For the three-month period ended December 31, 2005, the Company's comprehensive income was negatively impacted by foreign currency translation adjustments of $0.7 million. For the three-month period ended December 31, 2004, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of $3.4 million.





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

           ($ in thousands)                  Three Months ended
                                                December 31,
                                                ------------

      NET SALES                          2005                 2004
      ---------                          ----                 ----
      PTI                             $ 10,697               10,222
      VACCO                              8,054               10,615
      Filtertek                         22,695               23,167
                                        ------               ------
      Filtration/Fluid Flow             41,446               44,004
      Communications                    19,133               33,533
      Test                              30,007               26,838
                                        ------               ------
      Consolidated totals             $ 90,586              104,375
                                      ========              =======

      EBIT
      PTI                                1,199                1,130
      VACCO                              1,891                3,564
      Filtertek                            997                2,365
                                           ---                -----
      Filtration/Fluid Flow              4,087                7,059
      Communications                      (959)               9,622
      Test                               2,916                2,082
      Corporate                         (3,066)              (2,257)
                                        ------               ------
      Consolidated EBIT                  2,978               16,506
      Add: Interest income                 717                  481
                                           ---                  ---
      Earnings before income
      taxes                           $  3,695               16,987
                                      ========               ======


8.   RETIREMENT AND OTHER BENEFIT PLANS

     A summary of net periodic benefit expense for the Company's defined benefit plans and postretirement healthcare and other benefits for the three-month periods ended December 31, 2005 and 2004 are shown in the following tables. Effective December 31, 2003, the Company's defined benefit plan was frozen and no additional benefits will be accrued after that date. Net periodic benefit cost for each period presented is comprised of the following:

                                          Three Months Ended
                                             December 31,
                                             ------------
     (Dollars in thousands)              2005            2004
                                         ----            ----
     Defined benefit plans
          Service cost                 $    -               -
          Interest cost                   650             663
          Expected return on assets      (675)           (713)
     Amortization of:
          Prior service cost                -               -
          Actuarial (gain) loss           125             125
                                          ---             ---
     Net periodic benefit cost         $  100              75
                                       ======              ==



     Net periodic postretirement (retiree medical) benefit cost for each period presented is comprised of the following:

                                           Three Months Ended
                                              December 31,
                                              ------------
     (Dollars in thousands)               2005            2004
                                          ----            ----
     Service cost                      $     9               8
     Interest cost                          10              10
     Amortization of actuarial gain         (9)             (8)
                                          ----             ----
     Net   periodic   postretirement
        benefit cost                   $    10              10
                                          ====            ====





9.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2)." The American Jobs Creation Act of 2004, (the "Act") provides for a special one-time deduction of 85 percent of certain foreign earnings repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. The Company is currently evaluating the merits of repatriating funds under the Act. At December 31, 2005, the range of reasonably possible amounts of unremitted earnings that are being considered for repatriation is between zero and $39.5 million, which would require the Company to pay income taxes in the range of zero to $3.1 million. Federal income taxes on the repatriated amounts would be based on the 5.25% effective statutory rate as provided in the Act, plus applicable withholding taxes. To date, the Company has not provided for income taxes on unremitted earnings generated by non-U.S. subsidiaries given the Company's historical intent to permanently invest these earnings abroad. As a result, additional taxes may be required to be recorded for any funds repatriated under the Act. The Company expects to complete its evaluation of the repatriation provision of the Act by September 30, 2006.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     The following discussion refers to the Company's results from continuing operations, except where noted. References to the first quarters of 2006 and 2005 represent the fiscal quarters ended December 31, 2005 and 2004, respectively.

     NET SALES

     Net sales decreased $13.8 million, or 13.2%, to $90.6 million for the first quarter of 2006 from $104.4 million for the first quarter of 2005, primarily due to a decrease in sales in the Communications segment of $14.4 million. Unfavorable foreign currency values resulted in approximately $1.0 million of the sales decrease realized in the 2006 first quarter.

     -Filtration/Fluid Flow

     Net sales decreased $2.5 million, or 5.7%, to $41.5 million for the first quarter of 2006 from $44.0 million for the first quarter of 2005. The sales decrease during the fiscal quarter ended December 31, 2005 as compared to the prior year quarter is mainly due to the following: lower defense spares and T-700 shipments at VACCO of $2.5 million; a net sales decrease at Filtertek of $0.5 million driven by lower automotive shipments and lower volumes in France; partially offset by higher commercial aerospace shipments at PTI of $0.5 million.

     -Communications

     Net sales decreased $14.4 million, or 43.0%, to $19.1 million for the first quarter of 2006 from $33.5 million for the first quarter of 2005. The sales decrease in the first quarter of 2006 as compared to the prior year period was due to $11.0 million of lower shipments of DCSI's automatic meter reading (AMR) products and $4.6 million of lower shipments of Comtrak's SecurVision video security products. The Nexus acquisition contributed $1.2 million in sales in the first quarter of fiscal 2006 which represented one month of sales.

     The decrease in sales of AMR products for the three month period ended December 31, 2005 as compared to the prior year quarter was due to the following items: $9.9 million of lower AMR product sales to the COOP market due to the weakness in orders entered during the latter half of fiscal 2005; $2.2 million of lower sales to legacy customers such as Wisconsin Public Service (WPS), Bangor Hydro, Puerto Rico Power Authority (PREPA), and PPL Electric Utilities Corporation (PPL). These decreases were partially offset by sales to TXU Electric Delivery Company (TXU) of $1.5 million in the first quarter of 2006. During the first quarter of 2006, DCSI's sales to COOP and public power (Municipal) customers were $11.5 million compared to $21.4 million in the first quarter of 2005.

     Sales of SecurVision products were $2.5 million for the first quarter of 2006 as compared to $7.1 million for the prior year first quarter. The decrease in sales was due to an acceleration of shipments in the prior year quarter to catch up on backlog resulting from certain software modifications.

     -Test

     For the first quarter of 2006, net sales of $30.0 million were $3.2 million, or 11.9% higher than the $26.8 million of net sales recorded in the first quarter of 2005. The sales increase as compared to the prior year quarter was mainly due to the following: a $4.8 million increase in net sales from the Company's U.S. operations driven by additional test chamber installations and higher component sales; partially offset by a $1.5 million decrease in net sales from the Company's European operations due to the prior year completion of several large test chamber projects.



     ORDERS AND BACKLOG

     Backlog was $268.7 million at December 31, 2005 compared with $233.1 million at September 30, 2005. The Company received new orders totaling $126.1 million in the first quarter of 2006 (including $2.0 million of new orders and $9.0 million of acquired backlog from Nexus). New orders of $41.1 million were received in the first quarter of fiscal 2006 related to Filtration/Fluid Flow products, $59.2 million related to Communications products and $25.8 million related to Test products.

     Within the Communications segment, DCSI received $45.6 million of new orders for its AMR products in the first quarter of 2006, which included a $9.4 million follow-on order from TXU for a 100,000 endpoint expansion of the existing program.

     In addition, in November 2005, DCSI signed an agreement with PG&E with an anticipated contract value of approximately $300 million covering five million endpoints over a five year deployment period beginning in late fiscal 2006. The Company received a $0.4 million order from PG&E under this agreement during the first quarter of 2006. See "Recent Development."


     GROSS PROFIT

     The Company computes gross profit as net sales less cost of sales. The gross profit margin is the gross profit divided by net sales, expressed as a percentage. The gross profit margin was 29.3% and 34.4% in the first quarters of fiscal 2006 and 2005, respectively. The decrease in the gross profit margin in the first quarter of 2006 as compared to the prior year quarter is mainly due to the lower sales volumes in the Communications segment and $1.0 million of pre-tax charges at DCSI consisting of a $0.4 million write-off of assets related to a terminated subcontract manufacturer and $0.6 million of warranty costs related to a commercial transponder. In addition, VACCO's and Filtertek's gross profit margins were negatively impacted by lower defense spares shipments and the softness in the automotive market, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 2006 were $23.6 million (26.1% of net sales), compared with $19.8 million (19.0% of net sales) for the prior year quarter. The increase in SG&A spending in the first quarter of 2006 as compared to the prior year quarter is primarily due to the following items: an increase of approximately $1.0 million associated with engineering, marketing and new product development within the Communications segment; $0.7 million of SG&A expenses related to the Nexus acquisition; and $0.5 million related to stock option expense.

     OTHER  (INCOME)  EXPENSES,  NET

     Other (income) expenses, net, were $(0.1) million for the first quarter of 2006 compared to $(0.5) million for the prior year quarter. Principal components of other (income) expenses, net, for the first quarter of 2006 included $(0.6) million of royalty income; partially offset by $0.3 million of amortization expense of identifiable intangible assets (primarily patents, licenses and software); and a $0.2 million write off of assets related to a terminated subcontract manufacturer. Principal components of other (income) expenses, net, for the first quarter of 2005 included $(0.6) million of royalty income and $0.2 million of amortization expense of identifiable intangible assets (primarily patents, licenses and software).

     EBIT

     The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $3.0 million (3.3% of net sales) for the first quarter of 2006 and $16.5 million (15.8% of net sales) for the first quarter of 2005. The decrease in EBIT for the first quarter of 2006 as compared to the prior year quarter is primarily due to the sales decrease in the Communications segment.

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

                                      Three Months ended
($ in thousands)                         December 31,
                                         ------------

                                     2005           2004
                                     ----           ----
EBIT                            $   2,978         16,506
Interest income                       717            481
Less: Income taxes                  1,491          6,464
                                    -----          -----
Net earnings                    $   2,204         10,523
                                   ======         ======


     -Filtration/Fluid Flow

     EBIT was $4.1 million (9.9% of net sales) and $7.1 million (16.0% of net sales) in the first quarters of 2006 and 2005, respectively. For the first quarter of 2006 as compared to the prior year quarter, EBIT decreased $3.0 million due to the following: a $1.7 million decrease at VACCO due to lower defense spares shipments; a $1.4 million net decrease at Filtertek primarily due to softness in the automotive market and increase in raw material costs (e.g. petroleum based resins). Additionally, Filtertek's prior year first quarter included $0.6 million of cost reimbursement related to a supply agreement with a medical device customer which was terminated in fiscal 2005.

     -Communications

     EBIT in the first quarter of 2006 was a loss of $1.0 million compared to EBIT of $9.6 million (28.7% of net sales) in the prior year period. The decrease in EBIT in the first quarter of 2006 was due to the following items: a $6.9 million decrease at DCSI due to lower shipments of AMR products; a $1.0 million increase in DCSI's SG&A expenses related to additional engineering, marketing and new product development; $1.0 million in charges at DCSI related to the subcontractor and warranty issues noted above; a $1.8 million decrease at Comtrak due to lower shipments of its video security products; partially offset by a $0.2 million contribution from the Nexus acquisition for its one month of operations.

     -Test

     EBIT in the first quarter of 2006 was $2.9 million (9.7% of net sales) as compared to $2.1 million (7.8% of net sales) in the prior year period. In the first quarter of 2006, EBIT increased $0.8 million due to the favorable changes in sales mix resulting from additional test chamber installations, and sales of antennas and other components. EBIT in the prior year quarter was adversely affected by $0.3 million of installation cost overruns incurred on certain government shielding projects in foreign locations, as well as increased material costs (steel and copper).

     -Corporate

     Corporate costs included in EBIT were $3.1 million for the first quarter of fiscal 2006 compared to $2.3 million for the prior year quarter. The increase in Corporate costs in the first quarter of fiscal 2006 as compared to the prior year quarter is primarily due to the implementation of SFAS 123(R) which resulted in $0.5 million of incremental expense related to stock options.

     INTEREST INCOME, NET

     Interest income, net, was $0.7 million and $0.5 million for the three month periods ended December 31, 2005 and 2004, respectively. The increase in interest income in the first quarter of 2006 as compared to the prior year quarter is due to favorable interest rates in fiscal 2006.

     INCOME TAX EXPENSE

     The first quarter 2006 effective income tax rate was 40.4% compared to 38.1% in the first quarter of 2005. The increase in the effective income tax rate in the first quarter of fiscal 2006 as compared to the prior year period is primarily due to the timing and volume of profit contributions of the Company's foreign operations (primarily Puerto Rico). The Company estimates the annual effective tax rate for fiscal 2006 to be approximately 39%.

     CAPITAL RESOURCES AND LIQUIDITY

     Working capital (current assets less current liabilities) decreased to $166.1 million at December 31, 2005 from $202.2 million at September 30, 2005. During the first quarter of 2006, cash decreased $34.1 million, which included $28.8 million paid for the Nexus acquisition. Inventories increased by $4.1 million in the first quarter of 2006, of which $2.7 million related to the Filtration segment due to the timing of expected sales and $0.9 million related to the Communications segment (new product offerings and safety stock to satisfy customer requirements).

     Net cash provided by operating activities was $1.9 million and $15.5 million for the three-month periods ended December 31, 2005 and 2004, respectively. The decrease in the first quarter of 2006 as compared to the prior year quarter was a result of the lower earnings and working capital requirements.

     Capital expenditures were $2.3 million and $2.0 million in the first quarter of 2006 and 2005, respectively. Major expenditures in the current period included manufacturing equipment used in the Filtration/Fluid Flow businesses.

     At December 31, 2005, other assets (non-current) of $40.1 million included $26.0 million of capitalized software. Approximately $22.9 million of the capitalized software balance represents external development costs on new software development called "TNG" within the Communications segment to further penetrate the investor owned utility market. TNG is being developed in conjunction with a third party software contractor. TNG is being deployed to efficiently handle the additional levels of communications dictated by the size of the service territories and the frequency of reads that are required under time-of-use or critical peak pricing scenarios needed to meet the requirements of large IOUs. At December 31, 2005, the Company had approximately $11 million of commitments related to TNG versions 1.5 and 1.6 which is expected to be spent over the next nine months. The Company expects to spend up to $5 million in fiscal 2007. Amortization of TNG will be on a straight-line basis over seven years and will begin in February 2006.

     The closure and relocation of the Filtertek Puerto Rico facility was completed in March 2004. The Puerto Rico facility is included in other current assets with a carrying value of $3.6 million at December 31, 2005. The facility is being marketed for sale.

     In October 2004, the Company entered into a $100 million five-year revolving bank credit facility with a $50 million increase option that has a final maturity and expiration date of October 6, 2009. At December 31, 2005, the Company had approximately $98.6 million available to borrow under the credit facility in addition to $70.4 million cash on hand. At December 31, 2005, the Company had no borrowings, and outstanding letters of credit of $2.5 million. Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

     Acquisition

     Effective November 29, 2005, the Company acquired Nexus Energy Software, Inc. (Nexus) through an all cash for shares merger transaction for approximately $29 million in cash plus contingent cash consideration over the four year period following the merger if Nexus exceeds certain sales targets. Nexus is a software company headquartered in Wellesley, Massachusetts with annual revenues in excess of $10 million. The operating results for Nexus, since the date of acquisition, are included within the Communications segment. The Company recorded approximately $24 million of goodwill as a result of the transaction, subject to post-closing adjustments including finalization of purchase accounting. The Company also recorded $2.7 million of identifiable intangible assets consisting of customer contracts and backlog value which will be amortized on a straight-line basis over a period not to exceed three years. The post-closing purchase accounting items are expected to be completed prior to September 30, 2006.

     Recent Development

     On November 7, 2005, the Company announced that DCSI had entered into a contract to provide equipment, software and services to Pacific Gas & Electric (PG&E) in support of the electric portion of PG&E's Advanced Metering Infrastructure (AMI) project. PG&E's current AMI project plan calls for the purchase of TWACS communication equipment for approximately five million electric customers over a five-year period after the commencement of full deployment. The total anticipated contract value from commencement through the five-year full deployment period is expected to be approximately $300 million. PG&E has the right to purchase additional equipment and services to support existing and new customers through the twenty to twenty-five year term of the contract. Equipment will be purchased by PG&E only upon issuance of purchase orders and release authorizations. PG&E will continue to have the right to purchase products or services from other suppliers for the electric portion of the AMI project. Full deployment is contingent upon satisfactory system testing, regulatory approval and final PG&E management approval all of which are currently scheduled to be concluded during fiscal 2006. DCSI has agreed to deliver to PG&E versions of its newly developed TNG software as they become available and are tested. Acceptance of the final version for which DCSI has committed is currently anticipated in the latter portion of fiscal 2007. Until such acceptance is obtained, the Company will be required under U.S. financial accounting standards to defer revenue recognition. The contract provides for liquidated damages in the event of DCSI's late development or delivery of hardware and software, and includes indemnification and other customary provisions. The contract may be terminated by PG&E for default, for its convenience and in the event of a force majeure lasting beyond certain prescribed periods. The Company has guaranteed the obligations of DCSI under the contract. If PG&E terminates the contract for its convenience, DCSI will be entitled to recover certain costs.



     Subsequent Event

     On February 2, 2006, the Company announced the acquisition of the capital stock of Hexagram, Inc. (Hexagram) for cash consideration of $67.5 million and a potential working capital adjustment. The acquisition agreement also provides for contingent consideration of up to $6.25 million over the five year period following the acquisition if Hexagram exceeds certain sales targets. Hexagram is a well established RF fixed network AMR company headquartered in Cleveland, Ohio. The Company's annual revenue over the past three years has been in the range of $20 million to $35 million.

     On November 3, 2005, Hexagram entered into a contract to provide equipment, software and services to PG&E in support of the gas utility portion of PG&E's AMI project. The total anticipated contract revenue from commencement through the five-year full deployment is expected to be approximately $225 million. As with DCSI's contract with PG&E, discussed above, equipment will be purchased only upon issuance of purchase orders and release authorizations, and PG&E will continue to have the right to purchase from other suppliers for the gas utility portion of the AMI project. Full deployment is contingent upon satisfactory system testing, regulatory approval and final PG&E management approval, which are expected to be concluded during fiscal 2006. The contract provides for liquidated damages in the event of late deliveries, includes indemnification and other customary provisions, and may be terminated by PG&E for default, for its convenience and in the event of a force majeure lasting beyond certain prescribed periods. The Company has guaranteed the performance of the contract by Hexagram.

     CRITICAL ACCOUNTING POLICIES

     Management has evaluated the accounting policies used in the preparation of the Company's financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Critical Accounting Policies Section of Management's Discussion and Analysis and in
     Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 at
     Exhibit 13.

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


     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2)." The American Jobs Creation Act of 2004, (the "Act") provides for a special one-time deduction of 85 percent of certain foreign earnings repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. The Company is currently evaluating the merits of repatriating funds under the Act. At December 31, 2005, the range of reasonably possible amounts of unremitted earnings that are being considered for repatriation is between zero and $39.5 million, which would require the Company to pay income taxes in the range of zero to $3.1 million. Federal income taxes on the repatriated amounts would be based on the 5.25% effective statutory rate as provided in the Act, plus applicable withholding taxes. To date, the Company has not provided for income taxes on unremitted earnings generated by non-U.S. subsidiaries given the Company's historical intent to permanently invest these earnings abroad. As a result, additional taxes may be required to be recorded for any funds repatriated under the Act. The Company expects to complete its evaluation of the repatriation provision of the Act by September 30, 2006.


     FORWARD LOOKING STATEMENTS

     Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include those relating to the estimates or projections made in connection with the Company's accounting policies, annual effective tax rate, timing of Communications segment commitments and expenditures, costs related to share-based compensation, outcome of current claims and litigation, future cash flow, and capital requirements and operational needs for the foreseeable future and the ultimate value of the DCSI / PG&E contract and the Hexagram / PG&E contract, the future delivery and acceptance of the TNG software by PG&E, completion of Nexus post-closing purchase accounting items, the amounts, if any, and timing of foreign earnings repatriated into the U.S. and the additional taxes resulting from such repatriation. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: actions by the California Public Utility Commission, PG&E's Board of Directors and PG&E's management impacting PG&E's AMI projects; the timing and success of DCSI's software development efforts; the timing and content of purchase order releases under PG&E's contracts; the Company's successful performance under the PG&E contracts; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; successful execution of the planned sale of the Company's Puerto Rico facility; material changes in the costs of certain raw materials including steel, copper and petroleum based resins; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; changes in foreign or U.S. business conditions affecting the distribution of foreign earnings; costs relating to environmental matters; litigation uncertainty; and the Company's successful execution of internal operating plans.



     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the Company's risks since September 30, 2005. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 for further discussion about market risk.

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

                            PART II OTHER INFORMATION


     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In August 2004, the Company's Board of Directors approved the extension of the previously authorized (February 2001) open market common stock repurchase program originally authorizing up to 2.6 million shares, which is subject to market conditions and other factors and covers the period through September 30, 2006. At December 31, 2005, the Company has 1,152,966 shares remaining for repurchase under this program. There were no stock repurchases during the first quarter of fiscal 2006.

ITEM 6.            EXHIBITS

a)   Exhibits

     Exhibit
     Number

        3.1       Restated Articles of         Incorporated by reference to
                  Incorporation                Form 10-K for the fiscal year
                                               ended September 30, 1999, at
                                               Exhibit 3(a)

        3.2       Amended Certificate of       Incorporated by reference to
                  Designation Preferences      Form 10-Q for the fiscal
                  and Rights of Series A       quarter ended March 31, 2000,
                  Participating Cumulative     at Exhibit 4(e)
                  Preferred Stock of the
                  Registrant

        3.3       Articles of Merger           Incorporated by reference to
                  effective July 10, 2000      Form 10-Q for the fiscal
                                               quarter ended June 30, 2000, at
                                               Exhibit 3(c)

        3.4       Bylaws, as amended and       Incorporated by reference to
                  restated.                    Form 10-K for the fiscal year
                                               ended September 30, 2003, at
                                               Exhibit 3.4

        4.1       Specimen Common Stock        Incorporated by reference to
                  Certificate                  Form 10-Q for the fiscal
                                               quarter ended June 30, 2000, at
                                               Exhibit 4(a)

        4.2       Specimen Rights              Incorporated by reference to
                  Certificate                  Current Report on Form 8-K
                                               dated February 3, 2000, at
                                               Exhibit B to Exhibit 4.1

        4.3       Rights Agreement dated       Incorporated by reference to
                  as of September 24, 1990     Current Report on Form 8-K
                  (as amended and Restated     dated February 3, 2000, at
                  as of February 3, 2000)      Exhibit 4.1
                  between the Registrant
                  and Registrar and
                  Transfer Company, as
                  successor  Rights Agent

        4.4       Credit Agreement dated       Incorporated by reference to
                  as of October 6, 2004        Form10-K for the fiscal year
                  among the Registrant,        ended September 30, 2004, at
                  Wells Fargo Bank, N.A.,      Exhibit 4.4
                  as agent, and the
                  lenders listed therein

        4.5       Consent and Waiver to        Incorporated by reference to
                  Credit Agreement (listed     Form 8-K dated February 2, 2006
                  as 4.4 above) dated as       at Exhibit 4.1
                  of January 20, 2006

       10.1       Summary of Non-Employee
                  Directors' Compensation
                  (Revised as of January
                  1, 2006

        31.1      Certification of Chief
                  Executive Officer
                  relating to Form 10-Q
                  for period ended
                  December 31, 2005

        31.2      Certification of Chief
                  Financial Officer
                  relating to Form 10-Q
                  for period ended
                  December 31, 2005

         32       Certification of Chief
                  Executive Officer and
                  Chief Financial Officer
                  relating to Form 10-Q
                  for period ended
                  December 31, 2005

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ESCO TECHNOLOGIES INC.

                            /s/ Gary E. Muenster
                            Gary E. Muenster
                            Senior Vice President and Chief Financial Officer (As duly authorized officer and principal accounting officer of the registrant)

Dated:   February 8, 2006