Form 10-Q
period 2006-03-31
ESCO TECHNOLOGIES INC
filed 2006-05-10
CIK 866706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer __X_ Accelerated filer ____ Non-accelerated filer ____

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

               Class                              Outstanding at April 30, 2006
[Common stock, $.01 par value per share]               25,790,112 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                   Three Months Ended
                                                        March 31,
                                                        ---------

                                                   2006           2005
                                                   ----           ----

Net sales                                       $ 122,884         106,160
Costs and expenses:
   Cost of sales                                   80,514          68,909
    Amortization of intangible assets               1,536             525
    Selling, general and administrative            26,703          21,073
      expenses
   Interest income                                   (100)           (303)
   Other (income) expense, net                     (1,548)           (485)
                                                   -------          -----
     Total costs and expenses                     107,105          89,719
Earnings before income taxes                       15,779          16,441
Income tax expense                                  8,436           6,014
                                                 --------        --------
Net earnings                                    $   7,343          10,427
                                                    =====           =====

Earnings per share:
    Basic                                       $    0.29            0.41
                                                     ====            ====

   Diluted                                      $    0.28            0.40
                                                     ====            ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                    Six Months Ended
                                                       March 31,
                                                      ----------

                                                   2006           2005
                                                  -----           ----

Net sales                                       $ 213,470         210,535
Costs and expenses:
   Cost of sales                                  144,501         137,338
    Amortization of intangible assets               2,049           1,024
    Selling, general and administrative            50,189          40,697
      expenses
   Interest income                                   (817)           (783)
   Other (income) expense, net                     (1,926)         (1,169)
                                                   -------          ------
     Total costs and expenses                     193,996         177,107
Earnings before income taxes                       19,474          33,428
Income tax expense                                  9,926          12,479
                                                 --------         -------
Net earnings                                    $   9,548          20,949
                                                   ======          ======

Earnings per share:
    Basic                                       $    0.37            0.82
                                                     ===             ===

   Diluted                                      $    0.36            0.80
                                                     ====            ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                            March 31,      September 30,
                                               2006            2005
                                               ----            ----
ASSETS                                     (Unaudited)
Current assets:
   Cash and cash equivalents                 $   20,943         104,484
   Accounts receivable, net                      81,535          68,819
   Costs and estimated earnings on
     long-term contracts, less progress
     billings of $5,865 and $7,033,
     respectively                                 1,877           4,392
   Inventories                                   52,878          48,645
   Current portion of deferred tax               30,057          30,219
     assets
   Other current assets                          10,840           8,394
                                                 ------           -----

       Total current assets                     198,130         264,953

Property, plant and equipment, net               69,047          67,190
Goodwill                                        141,845          68,880
Other assets                                     59,669          27,697
                                                 ------          ------

                                             $  468,691         428,720
                                             ==========         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current
     maturities of long-term debt            $       -                -

   Accounts payable                              43,461          29,299
   Advance payments on long-term
     contracts, less costs incurred of
     $11,999 and $10,949,
     respectively                                 5,648           6,773
   Accrued salaries                              10,960          12,024
    Accrued other expenses                       24,215          14,661
                                                 ------          ------

       Total current liabilities                 84,284          62,757

Deferred income                                   4,924           3,134
Pension obligations                              17,476          17,481
Other liabilities                                16,298          14,324
Long-term debt                                        -               -
                                                 ------          ------

       Total liabilities                        122,982          97,696
Shareholders' equity:
    Preferred stock, par value $.01 per
      share, authorized 10,000,000
      shares                                          -               -
    Common stock, par value $.01 per
      share, authorized 50,000,000
      shares, issued 28,875,369 and
      28,738,958 shares, respectively               289             287
   Additional paid-in capital                   233,032         228,317
   Retained earnings                            168,911         159,363
   Accumulated other comprehensive loss          (5,224)         (5,566)
                                                 ------          ------

                                                397,008         382,401
   Less treasury stock, at cost:
     3,170,826 and 3,175,626 common
     shares, respectively                       (51,299)        (51,377)
                                                -------         -------

       Total shareholders' equity               345,709         331,024

                                             $  468,691         428,720
                                             ==========         =======


See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                      Six Months Ended
                                                          March 31,
                                                          ---------

                                                  2006                2005
                                                  ----                ----
Cash flows from operating activities:
    Net earnings                                $  9,548             20,949
    Adjustments  to reconcile  net earnings
      to net  cash  provided  by  operating
      activities:
       Depreciation and amortization               7,219              6,080
       Stock compensation expense                  2,643              1,545
       Changes in operating working capital        7,624             (1,504)
       Effect of deferred taxes                   (1,563)             3,246
       Other                                         718              1,316
                                                     ---              -----

         Net  cash  provided  by  operating
           activities                             26,189             31,632
Cash flows from investing activities:
    Acquisition  of  businesses,  less cash
      acquired                                   (90,862)                 -
    Capital expenditures                          (4,296)            (4,568)
    Additions to capitalized software            (18,095)            (2,524)
                                                 -------             ------
       Net cash used by investing
         activities                             (113,253)            (7,092)
Cash flows from financing activities:
    Borrowings from long-term debt                47,000                  -
    Principal payments on long-term debt         (47,000)               (81)
    Purchases of common stock into treasury            -            (24,928)
    Excess tax benefit  from stock  options
      exercised                                      880                  -
    Proceeds from exercise of stock options        1,526              1,907
    Other                                          1,117                848
                                                   -----                ---

       Net cash provided (used) by
          financing activities                     3,523            (22,254)
                                                   -----            -------
Net (decrease) increase in cash and cash
    equivalents                                  (83,541)             2,286

Cash and cash equivalents, beginning of
    period                                       104,484             72,281
                                                 -------             ------
Cash and cash equivalents, end of period        $ 20,943             74,567
                                                ========             ======


See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. During 2005, the Company issued a 2-for-1 stock split which was effected as a 100 percent stock dividend and was paid on September 23, 2005. The prior years common stock and per share amounts have been adjusted to reflect the stock split.

     The results for the three and six-month periods ended March 31, 2006 are not necessarily indicative of the results for the entire 2006 fiscal year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This Summary of Significant Accounting Policies supplements the summary in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

(a)      Revenue Recognition

     Filtration / Fluid Flow Operating Unit: Within the Filtration / Fluid Flow operating unit, approximately 75% of operating unit revenues (30% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers) or when services are performed for unaffiliated customers.

     Approximately 25% of operating unit revenues (10% of consolidated revenues) are recorded under the percentage-of-completion provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Products accounted for under SOP 81-1 include the design, development and manufacture of complex fluid control products, quiet valves, manifolds and systems primarily for the aerospace and military markets. For arrangements that are accounted for under SOP 81-1, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes these revenues and costs based on units delivered. The percentage-of-completion method of accounting involves the use of various techniques to estimate expected costs at completion.

     Communications Segment: Within the Communications segment, approximately 95% of the segment's revenue arrangements (30% of consolidated revenues) contain software components. Revenue under these arrangements is recognized in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The segment's software revenue arrangements generally include multiple products and services, or "elements" consisting of meter and substation hardware, meter reading system software, software support (post-contract customer support, "PCS") and program management support. These arrangements typically require the Company to deliver software at the inception of the arrangement while the hardware, software support and program management support are delivered over the contractual deployment period. The hardware element included in such arrangements is essential to the functionality of the software and therefore, is considered to be software-related. Hardware is considered a specified element in the software arrangement and vendor-specific objective evidence of fair value ("VSOE") has been established for this element. VSOE for the hardware element is determined based on the price when sold separately to customers. These revenue arrangements are divided into separate units of accounting if the delivered item(s) has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item(s) and delivery/performance of the undelivered item(s) is probable. For multiple element arrangements, revenue is allocated to the individual elements based on VSOE of the individual elements.

     The application of these principles requires judgment, including the determination of whether a software arrangement includes multiple elements and estimates of the fair value of the elements. The VSOE of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers. Hardware revenues are generally recognized at the time of shipment or receipt by customer depending upon contract terms. VSOE generally does not exist for the software element, therefore, the Company uses the residual method to recognize revenue when VSOE exists for all other undelivered elements. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

     SOP 97-2 requires the seller of software that includes post-contract customer support (PCS) to establish VSOE of the undelivered element of the contract in order to account separately for the PCS revenue. The Company determines VSOE by a consistent pricing of PCS and PCS renewals as a percentage of the software license fees and by reference to contractual renewals, when the renewal terms are substantive. Revenues for PCS are recognized ratably over the maintenance term specified in the contract (generally in 12 monthly increments). Revenues for program management support are recognized when services have been provided. The Company determines VSOE for program management support based on hourly rates when services are performed separately.

     Deferred revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but the criteria for revenue recognition have not been met. If there is a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until the customer has accepted the product or service.

     Approximately 5% of segment revenues (1% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers) or when services are performed for unaffiliated customers. Products include the SecurVision digital video surveillance systems.

     Test Segment: Within the Test segment, approximately 60% of revenues (20% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers) or when services are performed for unaffiliated customers. Certain arrangements contain multiple elements which are accounted for under the provisions of EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The multiple elements generally consist of materials and installation services used in the construction and installation of standard shielded enclosures to measure and contain magnetic and electromagnetic energy. The installation process does not involve changes to the features or capabilities of the equipment and does not require proprietary information about the equipment in order for the installed equipment to perform to specifications. There is objective and reliable evidence of fair value for each of the units of accounting, as a result, the arrangement revenue is allocated to the separate units of accounting based on their relative fair values. Typically, fair value is the price of the deliverable when it is regularly sold on a stand-alone basis.

     Approximately 40% of the segment's revenues (9% of consolidated revenues) are recorded under the percentage-of-completion provisions of SOP 81-1,
     "Accounting for the Performance of Construction-Type and Certain Production-Type Contracts" due to the complex nature of the enclosures that are designed and produced under these contracts. Products accounted for under SOP 81-1 include the construction and installation of complex test chambers to a buyer's specifications that provide its customers with the ability to measure and contain magnetic, electromagnetic and acoustic energy. As discussed above, for arrangements that are accounted for under SOP 81-1, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes these revenues and costs based on either (a) units delivered or (b) contract milestones.

     If a reliable measure of output cannot be established (which applies in less than 8% of Test segment revenues or 2% of consolidated revenues), input measures (e.g., costs incurred) are used to recognize revenue. Given the nature of the Company's operations related to these contracts, costs incurred represent an appropriate measure of progress towards completion.

     The percentage-of-completion method of accounting involves the use of various techniques to estimate expected costs at completion. These estimates are based on Management's judgment and the Company's substantial experience in developing these types of estimates.

(b)      Capitalized Software

     The costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is typically established upon completion of a detailed program design. Costs incurred after this point are capitalized on a project-by-project basis in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Costs that are capitalized primarily consist of external development costs. Upon general release of the product to customers, the Company ceases capitalization and begins amortization, which is calculated on a project-by-project basis as the greater of (1) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product or
     (2) the straight-line method over the estimated economic life of the product. The Company generally amortizes the software development costs over a three to seven year period based upon the estimated future economic life of the product. Factors considered in determining the estimated future economic life of the product include anticipated future revenues, and changes in software and hardware technologies. The carrying values of capitalized costs are evaluated for impairment on an annual basis to determine if circumstances exist which indicate the carrying value of the asset may not be recoverable. If expected cash flows are insufficient to recover the carrying amount of the asset, then an impairment loss is recognized to state the asset at its net realizable value.

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

                               Three Months Ended             Six Months Ended
                                    March 31,                     March 31,
                                    ---------                     ---------

                              2006          2005           2006            2005
                              ----          ----           ----            ----
     Weighted Average
     Shares Outstanding
     - Basic                25,659        25,266         25,620          25,444

     Dilutive Options
     and Restricted
     Shares                    789           768            782             792
                               ---           ---            ---             ---
     Adjusted Shares-
     Diluted                26,448        26,034         26,402          26,236
                            ======        ======         ======          ======


     Options to purchase 6,000 shares of common stock at prices ranging from $49.74 - $50.26 and options to purchase 3,000 shares of common stock at a price of $38.85 were outstanding during the three month periods ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2013. Approximately 19,000 and 48,000 restricted shares were excluded from the respective computation of diluted EPS based upon the application of the treasury stock method for the three month periods ended March 31, 2006 and 2005, respectively.

4.   SHARE-BASED COMPENSATION

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

     Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), "Share-Based Payment," (SFAS 123(R)) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first six months of fiscal 2006 includes:

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

     As a result of adopting SFAS 123(R) on October 1, 2005, the Company's net earnings for the three and six-months periods ended March 31, 2006 are $0.6 million and $1.1 million lower respectively, than if it had continued to account for share-based compensation under APB 25. Diluted earnings per share for the second quarter and first six months of 2006 would have been $0.30 and $0.40, respectively, if the company had not adopted SFAS 123(R), compared to reported diluted earnings per share of $0.28 and $0.36, respectively.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three month period ended March 31, 2006 and 2005, respectively: expected dividend yield of 0% in both periods; expected volatility of 28.0% and 20.3%; risk-free interest rate of 4.5% and 4.2%; and expected term of 3.5 years and 4.25 years. Pre-tax compensation expense related to the stock option awards was $0.6 million and $1.1 million for the second quarter of 2006 and the first six months of 2006, respectively.

     The following summary presents information regarding outstanding stock options as of March 31, 2006 and changes during the first six months then ended with regard to options under the option plans:




                                                   Aggregate   Weighted-Average
                                                   Intrinsic   Remaining
                                       Weighted    Value (in   Contractual
                              Shares   Avg. Price  millions)   Life
                              ------   ----------  ---------   ----

     Outstanding at
       October 1, 2005     1,324,548    $20.48

     Granted                 285,130    $43.22

     Exercised              (154,007)   $15.43        $5.0

     Cancelled               (10,321)   $35.30
                             -------    ------

     Outstanding at
     March 31, 2006        1,445,350    $25.41        $35.7        4.2  years
                           =========

     Exercisable at
     March 31, 2006          803,616    $16.13        $27.3
                             =======

     The weighted-average grant-date fair value of options granted during the first six months of fiscal 2006 was $11.73.

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

     Restricted Share Awards

     At March 31, 2006, the maximum number of restricted shares available for issue under the 2004 Incentive Compensation Plan and the 2001 Stock Incentive Plan was 600,000 and 361,162 shares, respectively. These shares vest over five years with accelerated vesting over three years if certain performance targets are achieved. In these cases, if it is probable that the performance condition will be met, the Company recognizes compensation cost on a straight-line basis over the shorter performance period;
     otherwise, it will recognize compensation cost over the longer service period. Compensation cost for all outstanding restricted share awards is being recognized over the shorter performance period as it is probable the performance condition will be met. The restricted share award grants were valued at the stock price on the date of grant. Pre-tax compensation expense related to the restricted share awards was $0.6 million and $1.2 million for the three and six-month periods ended March 31, 2006, respectively, and $0.6 million and $1.2 million for the respective prior year periods.


     The following summary presents information regarding outstanding restricted share awards as of March 31, 2006 and changes during the six-month period then ended:



                                                      Weighted
                                       Shares        Avg. Price
                                       ------        ----------

     Nonvested at October 1, 2005         238,436         $23.78
     Granted                               60,630         $42.62
     Vested                              (118,736)        $17.41
                                         ---------
     Nonvested at March 31, 2006          180,330         $34.31
                                          ======

     Non-Employee Directors Plan

     The non-employee directors compensation plan includes a retainer of 800 common shares per quarter. Compensation expense related to the non-employee directors was $0.2 million and $0.4 million for the three and six-month periods ended March 31, 2006, respectively, and $0.2 million and $0.3 million for the respective prior year periods.

     The total share-based compensation cost that has been recognized in results of operations and included within SG&A was $1.3 million and $2.6 million for the three and six-month periods ended March 31, 2006, respectively, and $0.8 million and $1.5 million for the three and six-month periods ended March 31, 2005, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million and $0.7 million for the three and six-month periods ended March 31, 2006, respectively and $0.3 million and $0.6 million for the three and six-month periods ended March 31, 2005, respectively. As of March 31, 2006, there was $9.4 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4.0 years.

     Pro Forma Net Earnings

     The following table provides pro forma net earnings and earnings per share had the Company applied the fair value method of SFAS 123 for the three and six-month periods ended March 31, 2005:


     (Unaudited)
     (Dollars in thousands,
     except per share amounts)
                                  Three Months Ended        Six Months Ended
                                  March 31,                 March 31,
                                  ---------                 ---------


                                        2005                     2005
                                        ----                     ----

     Net earnings, as reported       $ 10,427                  $ 20,949
     Add: stock-based employee
         compensation expense
         included in reported
         net earnings, net of
         tax                              381                       750
     Less: total stock-based
         employee compensation
         expense determined
         under fair value based
         methods, net of tax             (927)                   (1,844)
                                         ----                    ------

     Pro forma net earnings          $  9,881                  $ 19,855
                                     ========                  ========


     Net earnings per share:
         Basic - as reported         $   0.41                  $   0.82
         Basic - pro forma               0.39                      0.78
                                         ====                      ====


         Diluted - as reported       $   0.40                  $   0.80
         Diluted - pro forma             0.38                      0.76
                                         ====                      ====

5.    ACQUISITIONS

     Effective February 1, 2006, the Company acquired the capital stock of Hexagram, Inc. (Hexagram) for a purchase price of $67.5 million subject to a potential working capital adjustment. The acquisition agreement also provides for contingent consideration of up to $6.25 million over the five year period following the acquisition if Hexagram exceeds certain sales targets. Hexagram is a RF fixed network automatic meter reading (AMR) company headquartered in Cleveland, Ohio. Hexagram's annual revenue over the past three years has been in the range of $20 million to $35 million. The operating results for Hexagram, since the date of acquisition, are included within the Communications segment. The Company recorded approximately $53 million of goodwill and trademarks as a result of the transaction, subject to post-closing adjustments including finalization of purchase accounting. The Company also recorded $6.6 million of identifiable intangible assets consisting primarily of patents and proprietary know-how, customer contracts, and order backlog which will be amortized on a straight-line basis over periods ranging from six months to seven years. The post-closing purchase accounting items are expected to be completed prior to September 30, 2006.

     Effective November 29, 2005, the Company acquired Nexus Energy Software, Inc. (Nexus) through an all cash for shares merger transaction for approximately $29 million in cash plus contingent cash consideration over the four year period following the merger if Nexus exceeds certain sales targets. Nexus is a software company headquartered in Wellesley, Massachusetts with annual revenues in excess of $10 million. The operating results for Nexus, since the date of acquisition, are included within the Communications segment. The Company recorded approximately $24 million of goodwill as a result of the transaction, subject to post-closing adjustments including finalization of purchase accounting. The Company also recorded $2.7 million of identifiable intangible assets consisting primarily of customer contracts and order backlog which will be amortized on a straight-line basis over periods ranging from one year to three years. The post-closing purchase accounting items are expected to be completed prior to September 30, 2006.


6.    INVENTORIES
     Inventories consist of the following (in thousands):
                                            March 31,     September 30,
                                               2006            2005
                                               ----            ----

     Finished goods                          $  13,446         14,361
     Work in process, including long-
         term contracts                         15,978         12,512
     Raw materials                              23,454         21,772
                                                ------         ------
          Total inventories                  $  52,878         48,645
                                             =========         ======


7.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended March 31, 2006 and 2005 was $8.4 million and $8.9 million, respectively. Comprehensive income for the six-month periods ended March 31, 2006 and 2005 was $9.9 million and $22.8 million, respectively. For the three and six-month periods ended March 31, 2006, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of $1.1 million and $0.3 million, respectively. For the three and six-month periods ended March 31, 2005, the Company's comprehensive income was negatively impacted by foreign currency translation adjustments of $1.6 million and positively impacted by foreign currency translation adjustments of $1.8 million, respectively.


8.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in three segments: Filtration/Fluid Flow, Communications and Test. The components of the Filtration/Fluid Flow segment are presented separately due to differing long-term economics.

     Management evaluates and measures the performance of its operating segments based on "Net Sales" and "EBIT", which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes. During the second quarter of fiscal 2006, the Company changed its reporting of goodwill and acquired intangible assets (including related amortization) from operating segments to Corporate as they are excluded by management in assessing the segment's operating performance. There was no impact on EBIT in the prior periods.

         ($ in thousands)   Three Months ended           Six Months ended
                                 March 31,                   March 31,
                                 ---------                   ---------

      NET SALES             2006         2005          2006             2005
      ---------             ----         ----          ----             ----
      PTI                  $ 11,711       10,137      $ 22,408           20,359
      VACCO                   8,325        8,556        16,379           19,171
      Filtertek              25,012       22,282        47,707           45,449
                             ------       ------        ------           ------
      Filtration/Fluid Flow  45,048       40,975        86,494           84,979
      Communications         43,239       36,085        62,372           69,618
      Test                   34,597       29,100        64,604           55,938
                             ------       ------        ------           ------
      Consolidated totals  $122,884      106,160      $213,470          210,535
                           ========      =======      ========          =======


      EBIT
      ----
      PTI                     1,583        1,106         2,782            2,236
      VACCO                   1,441        2,192         3,332            5,756
      Filtertek               1,699        1,743         2,696            4,108
                              -----        -----         -----            -----
      Filtration/Fluid Flow   4,723        5,041         8,810           12,100
      Communications          9,728       10,632         8,844           20,254
      Test                    4,338        3,338         7,254            5,420

      Corporate              (3,110)      (2,873)       (6,251)          (5,129)
                             ------       ------        ------           ------
      Consolidated EBIT      15,679       16,138        18,657           32,645
      Add: Interest income      100          303           817              783
                                ---          ---           ---              ---
      Earnings before
         income taxes     $  15,779       16,441     $  19,474           33,428
                          =========       ======     =========           ======






9.   RETIREMENT AND OTHER BENEFIT PLANS

     A summary of net periodic benefit expense for the Company's defined benefit plans and postretirement healthcare and other benefits for the three-month periods ended March 31, 2006 and 2005 are shown in the following tables. Net periodic benefit cost for each period presented is comprised of the following:

                                  Three Months Ended       Six Months Ended
                                      March 31,                March 31,
                                      ---------                ---------
     (Dollars in thousands)     2006              2005    2006            2005
                                ----              ----    ----            ----
     Defined benefit plans
          Interest cost         $650               663    $1,300          1,325
         Expected  return on
            assets              (675)             (713)   (1,350)        (1,425)
     Amortization of:
         Actuarial (gain)
            loss                 125               125       250            250
                                 ---               ---       ---            ---
     Net  periodic   benefit
         cost                   $100                75      $200            150
                                ====                ==      ====            ===




Net periodic postretirement (retiree medical) benefit cost for each period presented is comprised of the following:

                                Three Months Ended             Six Months Ended
                                     March 31,                     March 31,
                                     ---------                     ---------
     (Dollars in thousands)     2006         2005             2006       2005
                                ----         ----             ----       ----
     Service cost              $ 9            8              $18         15
     Interest cost              10           10               20         20
     Prior service cost         (2)           -               (2)         -
     Amortization of
       actuarial gain            2           (2)              (7)        (9)
                                 -           --               --         --
     Net periodic
       postretirement
       benefit cost            $19           16              $29         26



10.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2)." The American Jobs Creation Act of 2004, (the "Act") provides for a special one-time deduction of 85 percent of certain foreign earnings repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. During the second quarter ended March 31, 2006, the Company repatriated $28.7 million of foreign earnings which qualify for the special one-time deduction. Tax expense of $1.7 million was recorded in the second quarter of fiscal 2006 as a result of this repatriation.

     The Company is currently evaluating the merits of repatriating additional funds under the Act. At March 31, 2006, the range of reasonably possible amounts of unremitted earnings that are being considered for repatriation is between zero and $13.9 million, which would require the Company to pay income taxes in the range of zero to $1.5 million. Federal income taxes on the repatriated amounts would be based on the 5.25% effective statutory rate as provided in the Act, plus applicable withholding taxes. To date, the Company has not provided for income taxes on these unremitted earnings generated by non-U.S. subsidiaries. As a result, additional taxes may be required to be recorded for any funds repatriated under the Act. The Company expects to complete its evaluation of these additional funds by September 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company's results from continuing operations, except where noted. References to the second quarters of 2006 and 2005 represent the fiscal quarters ended March 31, 2006 and 2005, respectively.

NET SALES

Net sales increased $16.7 million, or 15.8%, to $122.9 million for the second quarter of 2006 from $106.2 million for the second quarter of 2005 including $6.5 million from acquisitions. Net sales increased $3.0 million, or 1.4% to $213.5 million for the first six months of fiscal 2006 from $210.5 for the first six months of fiscal 2005. Unfavorable foreign currency values decreased sales by approximately $0.8 million and $1.8 million in the second quarter of 2006 and in the first six months of fiscal 2006, respectively.



-Filtration/Fluid Flow

Net sales increased $4.1 million, or 9.9%, to $45.0 million for the second quarter of 2006 from $40.9 million for the second quarter of 2005. Net sales increased $1.5 million, or 1.8%, to $86.5 million for the first six months of fiscal 2006 from $85.0 million for the first six months of fiscal 2005. The sales increase during the fiscal quarter ended March 31, 2006 as compared to the prior year quarter is mainly due to the following: a net sales increase at Filtertek of $2.7 million driven by higher automotive, medical and commercial shipments; higher commercial aerospace shipments at PTI of $1.6 million; partially offset by a decrease in defense spares and T-700 shipments at VACCO of $0.2 million. The sales increase for the first six months of fiscal 2006 as compared to the prior year period is mainly due to the following: a net sales increase at Filtertek of $2.3 million; higher commercial aerospace shipments at PTI of $2.0 million; partially offset by a decrease in defense spares and T-700 shipments at VACCO of $2.8 million.

-Communications

Net sales increased $7.2 million, or 19.8%, to $43.2 million for the second quarter of 2006 from $36.1 million for the second quarter of 2005. Net sales decreased $7.2 million, or 10.4%, to $62.4 million for the first six months of fiscal 2006 from $69.6 million in the prior year period. The sales increase in the second quarter of 2006 as compared to the prior year quarter was due to the following: $3.8 million of higher shipments of DCSI's automatic meter reading
(AMR) products partially offset by $3.1 million of lower shipments of Comtrak's SecurVision video security products; and the Hexagram and Nexus acquisitions contributed $3.8 million and $2.7 million, respectively. The sales for Hexagram represented two months of sales.

The sales decrease in the first six months of fiscal 2006 as compared to the prior year period was due to the following: $7.2 million of lower shipments of DCSI's AMR products; $7.7 million of lower shipments of Comtrak's video security products; partially offset by $3.8 million in sales from Hexagram and $3.9 million in sales from Nexus.

The decrease in sales of AMR products of $7.2 million for the first six months of fiscal 2006 as compared to the prior year period was due to the following items: $16.3 million of lower AMR product sales to the COOP market due to the decrease in orders entered during the latter half of fiscal 2005; and $3.3 million of lower sales to Puerto Rico Power Authority (PREPA). These decreases were partially offset by an increase in sales to TXU Electric Delivery Company
(TXU) of $14.0 million in the first six months of fiscal 2006. The Company expects AMR product sales to the COOP market to increase during the second half of fiscal 2006 due to the increase in orders received during the first six months of 2006.

Sales of SecurVision products were $0.4 million for the second quarter of 2006 as compared to $3.5 million for the prior year second quarter and $2.9 million for the first six months of fiscal 2006 as compared to $10.6 million in the prior year six-month period. The decrease in sales in the second quarter and first six months of fiscal 2006 was due to an acceleration of shipments in the prior year periods.

-Test

For the second quarter of 2006, net sales of $34.6 million were $5.5 million, or 18.9%, higher than the $29.1 million of net sales recorded in the second quarter of fiscal 2005. Net sales increased $8.7 million, or 15.5%, to $64.6 million for the first six months of fiscal 2006 from $55.9 million for the first six months of fiscal 2005. The sales increase in the second quarter of 2006 as compared to the prior year quarter was mainly driven by sales of additional test chambers and higher component sales.

The sales increase for the first six months of fiscal 2006 compared to the prior year period was primarily due to the following: a $10.4 million increase in net sales from the Company's U.S. operations driven by sales of additional test chambers and higher component sales; partially offset by a $1.4 million decrease in net sales from the Company's European operations due to the prior year completion of several large test chamber projects.

ORDERS AND BACKLOG

Backlog was $274.5 million at March 31, 2006 compared with $233.1 million at September 30, 2005. The Company received new orders totaling $128.7 million in the second quarter of 2006 (including $4.0 million of new orders and $6.0 million of acquired backlog from Hexagram). New orders of $43.2 million were received in the second quarter of 2006 related to Filtration/Fluid Flow products, $55.5 million related to Communications products and $30.0 million related to Test products.

Within the Communications segment, DCSI received $38.8 million of new orders for its AMR products in the second quarter of 2006, which included an $8.7 million follow-on order from TXU for a 100,000 endpoint expansion of the existing program and a $5.8 million order from Florida Power & Light (FPL) for approximately 60,000 load control transponders.

The Company received new orders totaling $254.8 million in the first six months of 2006 compared to $215.4 million in the prior year period. New orders of $84.4 million were received in the first six months of 2006 related to
Filtration/Fluid flow products, $114.6 million related to Communications products (including $4.0 million of new orders and $6.0 million of acquired backlog from Hexagram and $2.0 million of new orders and $9.0 million of acquired backlog from Nexus) and $55.8 million related to Test products. New orders of $99.8 million were received in the first six months of 2005 related to Filtration/Fluid flow products, $62.7 million related to Communications products (included $55.7 million related to AMR products) and $53.0 million related to Test products.

In addition, in November 2005, DCSI signed an agreement with Pacific Gas & Electric (PG&E) with an anticipated contract value of approximately $300 million covering five million endpoints over a five year deployment period currently scheduled to begin in late fiscal 2006. The Company received orders totaling $1.2 million from PG&E under this agreement during the first six months of 2006. On November 3, 2005, Hexagram entered into a contract to provide equipment, software and services to PG&E in support of the gas utility portion of PG&E's AMI project. The total anticipated contract revenue from commencement through the five-year full deployment is expected to be approximately $225 million. See "Recent Developments."

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $1.5 million and $2.0 million for the three and six-month periods ended March 31, 2006, respectively, compared to $0.5 million and $1.0 million for the respective prior year periods. Amortization of intangible assets in the second quarter of 2006 and first six months of fiscal 2006 includes $0.8 million and $0.9 million, respectively, of amortization of acquired intangible assets related to the Nexus and Hexagram acquisitions, as described in Note 5 to the consolidated financial statements. The amortization of acquired intangible assets related to Nexus and Hexagram are included in Corporate's operating results. The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses). During the second quarter of 2006, the Company recorded $0.3 million of amortization related to DCSI's TNG capitalized software which represented one month of amortization.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of 2006 were $26.7 million (21.7% of net sales), compared with $21.1 million (19.9% of net sales) for the prior year quarter. For the first six months of 2006, SG&A expenses were $50.2 million (23.5% of net sales) compared with $40.7 million (19.3% of net sales) for the prior year period. The increase in SG&A spending in the fiscal quarter ended March 31, 2006 as compared to the prior year quarter was primarily due to the following items: $2.2 million of SG&A expenses related to Nexus; $1.5 million of SG&A expenses related to Hexagram; and $0.6 million of stock option expense. The increase in SG&A spending in the first six months of 2006 as compared to the prior year period was primarily due to the following items: $2.9 million of SG&A expenses related to Nexus; $1.5 million of SG&A expenses related to Hexagram; and $1.1 million of stock option expense.

OTHER (INCOME) EXPENSES, NET

Other (income) expenses, net, were $(1.5) million for the second quarter of 2006 compared to $(0.5) million for the prior year quarter. Other (income) expenses, net, were $(1.9) million for the first six months of fiscal 2006 compared to $(1.2) million for the prior year period. Principal components of other (income) expenses, net, for the first six months of 2006 included the following items:
$(1.8) million non-cash gain representing the release of a reserve related to an indemnification obligation with respect to a previously divested subsidiary; $(1.1) million of royalty income; partially offset by a $0.2 million write off of assets related to a terminated subcontract manufacturer. The principal component of other (income) expenses, net, for the first six months of fiscal 2005 was $(1.2) million of royalty income.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $15.7 million (12.8% of net sales) for the second quarter of 2006 and $16.1 million (15.2% of net sales) for the second quarter of 2005. For the first six months of fiscal 2006, EBIT was $18.7 million (8.7% of net sales) and $32.6 million (15.5% of net sales) for the first six months of fiscal 2005. The decrease in EBIT for the first six months of 2006 as compared to the prior year period is primarily due to the sales decrease in the Communications segment.

This Form 10-Q contains the financial measure "EBIT", which is not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). EBIT provides investors and Management with an alternative method for assessing the Company's operating results. The Company defines "EBIT" as earnings from continuing operations before interest and taxes. Management evaluates the performance of its operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of the Company's business segments by excluding interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations within the Company and incentive compensation. The following table represents a reconciliation of EBIT to net earnings.

                           Three Months ended             Six Months ended
($ in thousands)                March 31,                     March 31,
                                ---------                     ---------
                           2006          2005             2006        2005
                           ----          ----             ----        ----
EBIT                    $15,679        16,138          $18,657      32,645
Interest income             100           303              817         783
Less: Income taxes        8,436         6,014            9,926       12,479
                          -----         -----            -----       ------
Net earnings            $ 7,343        10,427          $ 9,548       20,949
                        =======        ======          =======       ======



-Filtration/Fluid Flow

EBIT was $4.7 million (10.5% of net sales) and $5.0 million (12.3% of net sales) in the second quarters of 2006 and 2005, respectively, and $8.8 million (10.2% of net sales) and $12.1 million (14.2% of net sales) in the first six months of fiscal 2006 and 2005, respectively. For the second quarter of 2006 as compared to the prior year quarter, EBIT decreased $0.3 million due to the following: a $0.8 million decrease at VACCO due to lower defense spares shipments; partially offset by a $0.5 million increase at PTI due to continued strengthening of the commercial aerospace market. For the first six months of fiscal 2006 as compared to the prior year period, EBIT decreased $3.3 million due to the following: a $2.4 million decrease at VACCO due to lower defense spares shipments; a $1.4 million decrease at Filtertek primarily due to softness in the automotive market and increase in raw material costs (e.g. petroleum based resins); partially offset by a $0.5 million increase at PTI. Additionally, Filtertek's second quarter and first six months of fiscal 2005 included $0.3 million and $0.9 million, respectively, of cost reimbursement related to a supply agreement with a medical device customer which was terminated in fiscal 2005.

-Communications

EBIT in the second quarter of 2006 was $9.7 million (22.5% of net sales) compared to EBIT of $10.6 million (29.5% of net sales) in the prior year quarter. For the first six months of fiscal 2006, EBIT was $8.8 million (14.1% of net sales) compared to $20.3 million (29.1% of net sales) in the prior year period. The decrease in EBIT in the second quarter of 2006 was due to the following items: a $1.4 million decrease at Comtrak due to lower shipments of its video security products; a $0.3 million decrease related to Nexus and Hexagram resulting from additional SG&A spending related to marketing and new product development initiatives; partially offset by an $0.8 million increase at DCSI resulting from increased sales. The decrease in EBIT for the first six months of fiscal 2006 compared to the prior year period was mainly due to the following items: an $8.1 million decrease at DCSI due to lower shipments of AMR products; and a $3.2 million decrease at Comtrak due to lower shipments of its video security products.

During the second quarter of 2006, DCSI entered into contracts with two new suppliers for its products. The new suppliers offer a broader range of capabilities as well as an opportunity for cost reductions.

-Test

EBIT in the second quarter of 2006 was $4.3 million (12.5% of net sales) as compared to $3.3 million (11.5% of net sales) in the prior year quarter. For the first six months of fiscal 2006, EBIT was $7.3 million (11.2% of net sales) as compared to $5.4 million (9.7% of net sales) in the prior year period. EBIT increased $1.0 million and $1.9 million over the prior year quarter and six month period, respectively, due to the favorable changes in sales mix resulting from additional sales of test chambers, antennas and other components. In addition, EBIT in the first six months of fiscal 2005 was adversely affected by installation cost overruns incurred on certain government shielding projects in foreign locations, as well as increased material costs (steel and copper).

-Corporate

Corporate costs included in EBIT were $3.1 million and $6.2 million for the three and six-month periods ended March 31, 2006, respectively, compared to $2.9 million and $5.1 million for the respective prior year periods. In the second quarter of 2006, Corporate costs included the following: a $1.8 million non-cash gain representing the release of a reserve related to an indemnification obligation with respect to a previously divested subsidiary; $0.8 million of pre-tax amortization of acquired intangible assets related to Nexus and Hexagram; and $0.6 million of pre-tax stock option expense.

INTEREST INCOME, NET

Interest income, net, was $0.1 million and $0.8 million for the three and six-month periods ended March 31, 2006, respectively, compared to interest income, net, of $0.3 million and $0.8 million for the respective prior year periods. The decrease in interest income in the second quarter of 2006 as compared to the prior year quarter was due to outstanding borrowings prior to the foreign cash repatriation during the second quarter of 2006 and lower average cash balances on hand.

INCOME TAX EXPENSE

The second quarter 2006 effective income tax rate was 53.5% compared to 36.6% in the second quarter of 2005. The effective income tax rate in the first six months of fiscal 2006 was 51.0% compared to 37.3% in the prior year period. The increase in the effective income tax rate in the second quarter of 2006 and in the first six months of fiscal 2006 as compared to the prior year periods is primarily due to the impact of repatriating $28.7 million of cash held by foreign subsidiaries into the United States under the tax provisions of the American Jobs Creation Act of 2004. The effect of the repatriation impacted the fiscal 2006 second quarter effective income tax expense by $1.7 million and the effective rate by 10.9%. In addition, lower volume of profit contributions of the Company's foreign operations (primarily Puerto Rico due to the lower sales to PREPA) impacted the tax rate. The Company estimates the annual effective tax rate for fiscal 2006 to be approximately 42%.

CAPITAL RESOURCES AND LIQUIDITY

Working capital (current assets less current liabilities) decreased to $113.8 million at March 31, 2006 from $202.2 million at September 30, 2005. During the first six months of 2006, cash decreased $83.5 million, largely due to the approximately $91 million, net, paid for the Nexus and Hexagram acquisitions. Accounts receivable increased by $12.7 million in the first six months of 2006, of which $5.7 million related to the acquisitions of Nexus and Hexagram and $4.0 million related to the Filtration segment due to timing of sales. Accounts payable increased by $14.2 million in the first six months of 2006, of which $1.8 million related to the acquisitions of Nexus and Hexagram and $7.0 million related to DCSI due to timing of vendor payments. Accrued other expenses increased by $9.6 million in the first six months of 2006, of which $4.9 million related to the acquisitions of Nexus and Hexagram and an increase in Company's current income tax accrual.

Net cash provided by operating activities was $26.2 million and $31.6 million for the six-month periods ended March 31, 2006 and 2005, respectively. The decrease in the first six months of 2006 as compared to the prior year period was a result of the lower earnings.

Capital expenditures were $4.3 million and $4.6 million in the first six months of fiscal 2006 and 2005, respectively. Major expenditures in the current period included manufacturing equipment used in the Filtration/Fluid Flow businesses.

At March 31, 2006, other assets (non-current) of $59.7 million included $35.2 million of capitalized software. Approximately $31.2 million of the capitalized software balance represents external development costs on new software development called "TNG" within the Communications segment to further penetrate the investor owned utility (IOU) market. TNG is being developed in conjunction with a third party software contractor. TNG is being deployed to efficiently handle the additional levels of communications dictated by the size of the service territories and the frequency of reads that are required under time-of-use or critical peak pricing scenarios needed to meet the requirements of large IOUs. At March 31, 2006, the Company had approximately $10 million of commitments related to TNG versions 1.6 and 2.0 which is expected to be spent over the next six months. The Company expects to spend up to $5 million in fiscal 2007 on TNG. Amortization of TNG is on a straight-line basis over seven years and began in March 2006.

The closure and relocation of the Filtertek Puerto Rico facility was completed in March 2004. The Puerto Rico facility is included in other current assets with a carrying value of $3.6 million at March 31, 2006. The facility is being marketed for sale.

In October 2004, the Company entered into a $100 million five-year revolving bank credit facility with a $50 million increase option that has a final maturity and expiration date of October 6, 2009. At March 31, 2006, the Company had approximately $98.6 million available to borrow under the credit facility in addition to $20.9 million cash on hand. At March 31, 2006, the Company had no borrowings, and outstanding letters of credit of $2.5 million ($1.4 million outstanding under the credit facility). On February 1, 2006, the Company borrowed $47 million to partially fund the acquisition of Hexagram which was subsequently repaid from the foreign cash repatriation by March 31, 2006. The interest rate on this debt was approximately 5.3%. Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

Acquisitions

Effective February 1, 2006, the Company acquired the capital stock of Hexagram, Inc. (Hexagram) for a purchase price of $67.5 million subject to a potential working capital adjustment. The acquisition agreement also provides for contingent consideration of up to $6.25 million over the five year period following the acquisition if Hexagram exceeds certain sales targets. Hexagram is a RF fixed network AMR company headquartered in Cleveland, Ohio. Hexagram's annual revenue over the past three years has been in the range of $20 million to $35 million. The operating results for Hexagram, since the date of acquisition, are included within the Communications segment. The Company recorded approximately $53 million of goodwill and trademarks as a result of the transaction, subject to post-closing adjustments including finalization of purchase accounting. The Company also recorded $6.6 million of identifiable intangible assets consisting primarily of patents and proprietary know-how, customer contracts, and order backlog which will be amortized on a straight-line basis over periods ranging from six months to seven years. The post-closing purchase accounting items are expected to be completed prior to September 30, 2006.

Effective November 29, 2005, the Company acquired Nexus Energy Software, Inc. (Nexus) through an all cash for shares merger transaction for approximately $29 million in cash plus contingent cash consideration over the four year period following the merger if Nexus exceeds certain sales targets. Nexus is a software company headquartered in Wellesley, Massachusetts with annual revenues in excess of $10 million. The operating results for Nexus, since the date of acquisition, are included within the Communications segment. The Company recorded approximately $24 million of goodwill as a result of the transaction, subject to post-closing adjustments including finalization of purchase accounting. The Company also recorded $2.7 million of identifiable intangible assets consisting of customer contracts and backlog value which will be amortized on a straight-line basis over periods ranging from one year to three years. The post-closing purchase accounting items are expected to be completed prior to September 30, 2006.

Recent Developments

On November 7, 2005, the Company announced that DCSI had entered into a contract to provide equipment, software and services to Pacific Gas & Electric (PG&E) in support of the electric portion of PG&E's Advanced Metering Infrastructure (AMI) project. PG&E's current AMI project plan calls for the purchase of TWACS communication equipment for approximately five million electric customers over a five-year period after the commencement of full deployment. The total anticipated contract value from commencement through the five-year full deployment period is expected to be approximately $300 million. PG&E has the right to purchase additional equipment and services to support existing and new customers through the twenty to twenty-five year term of the contract. Equipment will be purchased by PG&E only upon issuance of purchase orders and release authorizations. PG&E will continue to have the right to purchase products or services from other suppliers for the electric portion of the AMI project. Full deployment is contingent upon satisfactory system testing, regulatory approval and final PG&E management approval, all of which are currently expected to be concluded during fiscal 2006. DCSI has agreed to deliver to PG&E versions of its newly developed TNG software as they become available and are tested. Acceptance of the final version for which DCSI has committed is currently anticipated in the latter portion of fiscal 2007. Until such acceptance is obtained, the Company will be required under U.S. financial accounting standards to defer revenue recognition. The contract provides for liquidated damages in the event of DCSI's late development or delivery of hardware and software, and includes indemnification and other customary provisions. The contract may be terminated by PG&E for default, for its convenience and in the event of a force majeure lasting beyond certain prescribed periods. The Company has guaranteed the obligations of DCSI under the contract. If PG&E terminates the contract for its convenience, DCSI will be entitled to recover certain costs.

On November 3, 2005, Hexagram entered into a contract to provide equipment, software and services to PG&E in support of the gas utility portion of PG&E's AMI project. The total anticipated contract revenue from commencement through the five-year full deployment is expected to be approximately $225 million. As with DCSI's contract with PG&E, discussed above, equipment will be purchased only upon issuance of purchase orders and release authorizations, and PG&E will continue to have the right to purchase products or services from other suppliers for the gas utility portion of the AMI project. Full deployment is contingent upon satisfactory system testing, regulatory approval and final PG&E management approval, which are expected to be concluded during fiscal 2006. The contract provides for liquidated damages in the event of late deliveries, includes indemnification and other customary provisions, and may be terminated by PG&E for default, for its convenience and in the event of a force majeure lasting beyond certain prescribed periods. The Company has guaranteed the performance of the contract by Hexagram.


CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company's financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 at Exhibit 13, as supplemented by Note 2 to the Consolidated Financial Statements in Item 1 hereof.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2)." The American Jobs Creation Act of 2004, (the "Act") provides for a special one-time deduction of 85 percent of certain foreign earnings repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. During the second quarter ended March 31, 2006, the Company repatriated $28.7 million of foreign earnings which qualify for the special one-time deduction. Tax expense of $1.7 million was recorded in the second quarter of fiscal 2006 as a result of this repatriation.

The Company is currently evaluating the merits of repatriating additional funds under the Act. At March 31, 2006, the range of reasonably possible amounts of unremitted earnings that are being considered for repatriation is between zero and $13.9 million, which would require the Company to pay income taxes in the range of zero to $1.5 million. Federal income taxes on the repatriated amounts would be based on the 5.25% effective statutory rate as provided in the Act, plus applicable withholding taxes. To date, the Company has not provided for income taxes on these unremitted earnings generated by non-U.S. subsidiaries. As a result, additional taxes may be required to be recorded for any funds repatriated under the Act. The Company expects to complete its evaluation of the repatriation of these additional funds by September 30, 2006.


FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities  laws.  Forward  looking  statements  include  those  relating to the estimates or projections made in connection with the Company's accounting policies, annual effective tax rate, timing of Communications segment commitments and expenditures, expected future sales to the COOP market, costs related to share-based compensation, outcome of current claims and litigation, future cash flow, capital requirements and operational needs for the foreseeable future, the ultimate value of the DCSI / PG&E contract and the Hexagram / PG&E contract, the future delivery and acceptance of the TNG software by PG&E, timing of spending for TNG commitments, completion of Hexagram and Nexus post-closing purchase accounting items, the amounts, if any, and timing of additional foreign earnings repatriated into the U.S. and the additional taxes resulting from such repatriation. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: actions by the California Public Utility Commission, PG&E's Board of Directors and PG&E's management impacting PG&E's AMI projects; the timing and success of DCSI's software development efforts; the timing and content of purchase order releases under PG&E's contracts; the Company's successful performance under the PG&E contracts; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; successful execution of the planned sale of the Company's Puerto Rico facility; material changes in the costs of certain raw materials including steel, copper and petroleum based resins; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; changes in foreign or U.S. business conditions affecting the distribution of foreign earnings; costs relating to environmental matters; litigation uncertainty; and the Company's successful execution of internal operating plans.





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

                            PART II OTHER INFORMATION


ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2004, the Company's Board of Directors approved the extension of the previously authorized (February 2001) open market common stock repurchase program originally authorizing up to 2.6 million shares, which is subject to market conditions and other factors and covers the period through September 30, 2006. At March 31, 2006, the Company had 1,152,966 shares remaining for repurchase under this program. There were no stock repurchases during the first six months of fiscal 2006.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's shareholders was held on Thursday, February 2, 2006. The voting for directors was as follows:


                          For            Withheld              Broker Non-Votes
C. J. Kretschmer      22,034,467        1,499,256                    0
J. M. McConnell       22,838,705          695,018                    0
D. C. Trauscht        21,811,160        1,722,563                    0

The terms of W.S. Antle III, V.L. Richey, Jr., L.W. Solley, J.M. Stolze, and J.D. Woods continued after the meeting.

The voting on the proposal to approve the Incentive Compensation Plan for Executive Officers was as follows:

                                            For        Against   Abstain
                                     21,219,466       264,814   30,343

In addition, the voting to ratify the Company's selection of KPMG LLP as independent auditors for the fiscal year ending September 30, 2006 was as follows:

                                            For        Against   Abstain
                                     22,553,306       969,067   11,350



ITEM 6.       EXHIBITS

a)       Exhibits

     Exhibit
     Number

        2.1      Stock Purchase Agreement        Incorporated by reference
                 dated February 1, 2006          to Current Report on Form
                 among ESCO Technologies         8-K dated February 1,
                 Holding Inc. and the            2006 at Exhibit 2.1
                 shareholders of Hexagram,
                 Inc.

        3.1      Restated Articles of            Incorporated by reference
                 Incorporation                   to Form 10-K for the
                                                 fiscal year ended
                                                 September 30, 1999, at
                                                 Exhibit 3(a)

        3.2      Amended Certificate of          Incorporated by reference
                 Designation Preferences and     to Form 10-Q for the
                 Rights of Series A              fiscal quarter ended
                 Participating Cumulative        March 31, 2000, at
                 Preferred Stock of the          Exhibit 4(e)
                 Registrant

        3.3      Articles of Merger              Incorporated by reference
                 effective July 10, 2000         to Form 10-Q for the
                                                 fiscal quarter ended June
                                                 30, 2000, at Exhibit 3(c)

        3.4      Bylaws, as amended and          Incorporated by reference
                 restated.                       to Form 10-K for the
                                                 fiscal year ended
                                                 September 30, 2003, at
                                                 Exhibit 3.4

        4.1      Specimen Common Stock           Incorporated by reference
                 Certificate                     to Form 10-Q for the
                                                 fiscal quarter ended June
                                                 30, 2000, at Exhibit 4(a)

        4.2      Specimen Rights Certificate     Incorporated by reference
                                                 to Current Report on Form
                                                 8-K dated February 3,
                                                 2000, at Exhibit B to
                                                 Exhibit 4.1

        4.3      Rights Agreement dated as       Incorporated by reference
                 of September 24, 1990 (as       to Current Report on Form
                 amended and Restated as of      8-K dated February 3,
                 February 3, 2000) between       2000, at Exhibit 4.1
                 the Registrant and
                 Registrar and Transfer
                 Company, as successor
                 Rights Agent

        4.4      Credit Agreement dated as       Incorporated by reference
                 of October 6, 2004 among        to Form10-K for the
                 the Registrant, Wells Fargo     fiscal year ended
                 Bank, N.A., as agent, and       September 30, 2004, at
                 the lenders listed therein      Exhibit 4.4

         4.5     Consent and waiver to           Incorporated by reference
                 Credit Agreement (listed as     to Current Report on Form
                 4.4, above) dated as of         8-K dated February 2,
                 January 20, 2006                2006 at Exhibit 4.1

         10.1    Incentive Compensation Plan     Incorporated by reference
                 for Executive Officers          to Notice of Annual
                 (approved by Stockholders       Meeting of the
                 February 2, 2006)               Stockholders and Proxy
                                                 Statement dated December
                                                 21, 2005 at Appendix A

        31.1     Certification of Chief
                 Executive Officer relating
                 to Form 10-Q for period
                 ended March 31, 2006

        31.2     Certification of Chief
                 Financial Officer relating
                 to Form 10-Q for period
                 ended March 31, 2006

         32      Certification of Chief
                 Executive Officer and Chief
                 Financial Officer relating
                 to Form 10-Q for period
                 ended March 31, 2006



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





Dated:   May 10, 2006