Form 10-Q
period 2006-06-30
ESCO TECHNOLOGIES INC
filed 2006-08-09
CIK 866706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM -------- TO--------

     COMMISSION FILE NUMBER 1-10596

                             ESCO TECHNOLOGIES INC.

             (Exact name of registrant as specified in its charter)


MISSOURI                                                      43-1554045
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI                                           63124-1186
(Address of principal executive                               (Zip Code)
offices)

       Registrant's telephone number, including area code: (314) 213-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ----

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
  Large accelerated filer X Accelerated filer    Non-accelerated filer
                         ---                 ---                       ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

Class                                           Outstanding at July 31, 2006
----------------------------------------       ------------------------------
[Common stock, $.01 par value per share]       25,821,770 shares


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                         Three Months Ended
                                                              June 30,
                                                           -------------

                                                        2006            2005
                                                        ----            ----

Net sales                                             $ 123,626        108,800
Costs and expenses:
   Cost of sales (excluding amortization)                77,152         71,732
    Asset impairment                                          -            790
    Amortization of intangible assets                     2,554            475
    Selling, general and administrative expenses         28,385         21,662
   Interest income                                         (195)          (534)
   Other income, net                                       (513)           (38)
                                                          -----         -------
     Total costs and expenses                           107,383         94,087
Earnings before income taxes                             16,243         14,713
Income tax expense                                        5,080          2,312
                                                       --------       --------
Net earnings                                          $  11,163         12,401
                                                         ======         ======

Earnings per share:
    Basic                                             $    0.43           0.49
                                                           ====           ====

   Diluted                                            $    0.42           0.47
                                                           ====           ====

See accompanying notes to consolidated financial statements.


                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                   Nine Months Ended
                                                       June 30,
                                                    -------------

                                                 2006             2005
                                                 ----             ----

Net sales                                     $ 337,096          319,335
Costs and expenses:
   Cost of sales (excluding amortization)       221,654          209,070
   Asset impairment                                   -              790
    Amortization of intangible assets             4,603            1,463
    Selling, general and administrative
    expenses                                     78,574           62,395
   Interest income                               (1,012)          (1,317)
   Other income, net                             (2,440)          (1,207)
                                                 -------           -----
     Total costs and expenses                   301,379          271,194
Earnings before income taxes                     35,717           48,141
Income tax expense                               15,006           14,790
                                                 ------           ------
Net earnings                                  $  20,711           33,351
                                                 ======           ======

Earnings per share:
   Basic                                      $    0.81             1.31
                                                   ====             ====

   Diluted                                    $    0.78             1.27
                                                   ====             ====

See accompanying notes to consolidated financial statements.



                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                              June 30,      September 30,
                                                2006             2005
                                               ------           ------
ASSETS                                       (Unaudited)
Current assets:
   Cash and cash equivalents                  $   35,258          104,484
   Accounts receivable, net                       82,744           68,819
   Costs and estimated earnings on
     long-term contracts less progress,
     billings of $5,618 and $7,033,
     respectively                                  2,321            4,392
   Inventories                                    50,208           48,645
   Current portion of deferred tax
     assets                                       26,616           30,219
   Other current assets                           11,487            8,394
                                                --------          -------
       Total current assets                      208,634          264,953

Property, plant and equipment, net                69,363           67,190
Goodwill                                         143,677           68,880
Other assets                                      63,783           27,697
                                                --------         --------
                                              $  485,457          428,720
                                                 =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current
     maturities of long-term debt             $        -                -
   Accounts payable                               46,918           29,299
   Advance payments on long-term
     contracts, less costs
     incurred of $13,544 and $10,949,              5,471            6,773
     respectively
   Accrued salaries                               11,715           12,024
   Accrued other expenses                         21,845           14,661
                                                --------         --------
       Total current liabilities                  85,949           62,757

Deferred income                                    6,452            3,134
Pension obligations                               17,474           17,481
Other liabilities                                 16,761           14,324
Long-term debt                                         -                -
                                               ---------         --------
       Total liabilities                         126,636           97,696
Shareholders' equity:
    Preferred stock, par value $.01 per
      share, authorized 10,000,000 shares              -                -
    Common stock, par value $.01 per
      share, authorized 50,000,000
      shares, issued 28,986,800 and
      28,738,958 shares, respectively                290              287
   Additional paid-in capital                    233,865          228,317
   Retained earnings                             180,074          159,363
   Accumulated other comprehensive
      loss                                        (4,147)          (5,566)
                                                 -------         --------
                                                 410,082          382,401
   Less treasury stock, at cost:
     3,168,426 and 3,175,626 common
     shares, respectively                        (51,261)         (51,377)
                                                 -------          --------
       Total shareholders' equity                358,821          331,024
                                              $  485,457          428,720
                                                 =======          =======

See accompanying notes to consolidated financial statements.



                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                    Nine Months Ended
                                                        June 30,
                                                       ---------

                                                2006             2005
                                               -------          ------
Cash flows from operating activities:
    Net earnings                              $ 20,711              33,351
    Adjustments    to    reconcile    net
      earnings  to net cash  provided  by
      operating activities:
       Depreciation and amortization            12,407               9,263
       Stock compensation expense                3,660               2,064
       Changes   in   operating   working
         capital                                13,005              (3,020)
       Effect of deferred taxes                    444               3,526
       Other                                    (2,831)                198
                                              --------               -----
          Net cash  provided by operating
              activities                        47,396              45,382
Cash flows from investing activities:
    Acquisition of businesses,  less cash
       acquired                                (91,468)                  -
    Capital expenditures                        (6,753)             (6,580)
    Additions to capitalized software          (24,413)             (4,951)
                                              ---------            -------
       Net   cash   used   by   investing
          activities                          (122,634)            (11,531)
Cash flows from financing activities:
    Borrowings from long-term debt              52,000                   -
    Principal payments on long-term debt
                                               (52,000)               (122)
    Purchases   of  common   stock   into
      treasury                                       -             (24,928)
    Excess   tax   benefit   from   stock
      options exercised                          1,112                   -
    Proceeds   from   exercise  of  stock
      options                                    2,031               2,538
    Other                                        2,869               2,145
                                               -------             -------
       Net  cash   provided   (used)   by
          financing activities                   6,012             (20,367)
                                               -------           ---------
Net (decrease)  increase in cash and cash
    equivalents                                (69,226)             13,484
Cash and cash  equivalents,  beginning of
    period                                     104,484              72,281
                                              ----------          --------
Cash and cash equivalents, end of period
                                              $ 35,258              85,765
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

     The Company's business is typically not impacted by seasonality, however, the results for the three and nine-month periods ended June 30, 2006 are not necessarily indicative of the results for the entire 2006 fiscal year.

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

     Communications Segment: Within the Communications segment, approximately 95% of the segment's revenue arrangements (30% of consolidated revenues) contain software components. Revenue under these arrangements is recognized in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The segment's software revenue arrangements generally include multiple products and services, or "elements" consisting of meter and substation hardware, meter reading system software, program management support during the deployment period and software support (post-contract customer support, "PCS"). These arrangements typically require the Company to deliver software at the inception of the arrangement while the hardware, and program management support are delivered over the contractual deployment period. Software support is provided during deployment and subsequent thereto. The software element included in such arrangements is essential to the functionality of the hardware and, therefore, the hardware is considered to be software-related. Hardware is considered a specified element in the software arrangement and vendor-specific objective evidence of fair value
     ("VSOE") has been established for this element. VSOE for the hardware element is determined based on the price when sold separately to customers. These revenue arrangements are divided into separate units of accounting if the delivered item(s) has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item(s) and delivery/performance of the undelivered item(s) is probable. For multiple element arrangements, revenue is allocated to the individual elements based on VSOE of the individual elements.

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


                               Three Months Ended           Nine Months Ended
                                    June 30,                    June 30,
                                   -----------                 ----------

                                2006         2005          2006          2005
                               ------       ------        ------        ------
     Weighted Average

     Shares Outstanding -
     Basic
                               25,790       25,424        25,678        25,442

     Dilutive Options and
     Restricted Shares
                                  651          764           740           784
                                -----        -----         -----         -----
     Adjusted Shares-          26,441       26,188        26,418        26,226
     Diluted                   ======       ======        ======        ======


     Options to purchase 32,000 shares of common stock at a price of $54.88 and options to purchase 8,000 shares of common stock at prices ranging from $39.86 - $50.26 were outstanding during the three month periods ended June 30, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2013. Approximately 12,000 and 38,000 restricted shares were excluded from the respective computation of diluted EPS based upon the application of the treasury stock method for the three month periods ended June 30, 2006 and 2005, respectively.

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

     Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), "Share-Based Payment," (SFAS 123(R)) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first nine months of fiscal 2006 includes:

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

     As a result of adopting SFAS 123(R) on October 1, 2005, the Company's net earnings for the three and nine-month periods ended June 30, 2006 are $0.6 million and $1.7 million lower respectively, than if it had continued to account for share-based compensation under APB 25.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three month period ended June 30, 2006 and 2005, respectively: expected dividend yield of 0% in both periods; expected volatility of 28.2% and 27.6%; risk-free interest rate of 5.0% and 3.7%; and expected term of 3.5 years and 4.17 years. Pre-tax compensation expense related to the stock option awards was $0.6 million and $1.7 million for the third quarter of 2006 and the first nine months of 2006, respectively.

     The following summary presents information regarding outstanding stock options as of June 30, 2006 and changes during the nine months then ended with regard to options under the option plans:



                                               Aggregate       Weighted-Average
                                               Intrinsic       Remaining
                                  Weighted     Value (in       Contractual
                         Shares   Avg. Price   millions)       Life
                        -------   ----------   ---------       ----

    Outstanding at
    October 1, 2005   1,324,548     $20.48


     Granted            320,380     $44.46

     Exercised         (185,561)    $16.09       $6.1

     Cancelled          (25,740)    $35.97
                      ----------   --------

     Outstanding at
     June 30, 2006     1,433,627    $26.14        $38.9       4  years
                     -----------

     Exercisable at
     June 30, 2006       797,726    $16.23        $29.5
                      ==========


     The weighted-average grant-date fair value of options granted during the first nine months of fiscal 2006 was $12.11.

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

     Restricted Share Awards

     At June 30, 2006, the maximum number of restricted shares available for issue under the 2004 Incentive Compensation Plan and the 2001 Stock Incentive Plan was 600,000 and 361,162 shares, respectively. These shares vest over five years with accelerated vesting over three years if certain performance targets are achieved. In these cases, if it is probable that the performance condition will be met, the Company recognizes compensation cost on a straight-line basis over the shorter performance period;
     otherwise, it will recognize compensation cost over the longer service period. Compensation cost for all outstanding restricted share awards is being recognized over the shorter performance period as it is probable the performance condition will be met. The restricted share award grants were valued at the stock price on the date of grant. Pre-tax compensation expense related to the restricted share awards was $0.2 million and $1.3 million for the three and nine-month periods ended June 30, 2006, respectively, and $0.3 million and $1.6 million for the respective prior year periods.

     The following summary presents information regarding outstanding restricted share awards as of June 30, 2006 and changes during the nine-month period then ended:


                                                                   Weighted
                                                Shares            Avg. Price
                                               ---------        -------------

     Nonvested at October 1, 2005                 238,436           $23.78
     Granted                                       64,130           $43.02
     Vested                                      (118,736)          $17.41
     Cancelled                                    (10,500)          $32.78
                                                ---------          --------
     Nonvested at June 30, 2006                   173,330           $34.72
                                                   ======



     Non-Employee Directors Plan

     The non-employee directors compensation plan includes a retainer of 800 common shares per quarter. Compensation expense related to the non-employee directors was $0.2 million and $0.7 million for the three and nine-month periods ended June 30, 2006, respectively, and $0.2 million and $0.5 million for the respective prior year periods.

     The total share-based compensation cost that has been recognized in results of operations and included within SG&A was $1.0 million and $3.7 million for the three and nine-month periods ended June 30, 2006, respectively, and $0.5 million and $2.1 million for the three and nine-month periods ended June 30, 2005, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million and $1.0 million for the three and nine-month periods ended June 30, 2006, respectively and $0.2 million and $0.7 million for the three and nine-month periods ended June 30, 2005, respectively. As of June 30, 2006, there was $9.0 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.75 years.

     Pro Forma Net Earnings

     The following table provides pro forma net earnings and earnings per share had the Company applied the fair value method of SFAS
     123 for the three and nine-month periods ended June 30, 2005:


     (Unaudited)
     (Dollars in thousands,
     except per share amounts)
                                   Three Months Ended        Nine Months Ended
                                           June 30,                  June 30,
                                        -------------               ----------

                                         2005                     2005
                                        ------                   ------
     Net earnings, as reported        $ 12,401                 $ 33,351
     Add: stock-based employee
         compensation expense
         included in reported
         net earnings, net of tax
                                           202                      952
     Less: total stock-based
         employee compensation
         expense determined
         under fair value based
         methods, net of tax
                                          (704)                  (2,549)
                                        ------                  --------

     Pro forma net earnings           $ 11,899                  $ 31,754
                                        ======                   =======

     Net earnings per share:
         Basic - as reported          $   0.49                  $   1.31
                                          ====                       ===
         Basic - pro forma                0.47                      1.25
                                          ====                      ====

         Diluted - as reported        $   0.47                  $   1.27
                                          ====                      ====
         Diluted - pro forma              0.45                      1.21
                                          ====                      ====



5.    ACQUISITIONS

     Effective February 1, 2006, the Company acquired the capital stock of Hexagram, Inc. (Hexagram) for a purchase price of $67.5 million subject to a potential working capital adjustment. The acquisition agreement also provides for contingent consideration of up to $6.25 million over the five year period following the acquisition if Hexagram exceeds certain sales targets. Hexagram is a RF fixed network automatic meter reading (AMR) company headquartered in Cleveland, Ohio. Hexagram's annual revenue over the past three years has been in the range of $20 million to $35 million. The operating results for Hexagram, since the date of acquisition, are included within the Communications segment. The Company recorded approximately $55 million of goodwill and trademarks as a result of the transaction, subject to post-closing adjustments including finalization of purchase accounting. The Company also recorded $6.6 million of identifiable intangible assets consisting primarily of patents and proprietary know-how, customer contracts, and order backlog which will be amortized on a straight-line basis over periods ranging from six months to seven years. The post-closing purchase accounting items are expected to be completed prior to September 30, 2006.

     Effective November 29, 2005, the Company acquired Nexus Energy Software, Inc. (Nexus) through an all cash for shares merger transaction for approximately $29 million in cash plus contingent cash consideration over the four year period following the merger if Nexus exceeds certain sales targets. Nexus is a software company headquartered in Wellesley, Massachusetts with annual revenues in the past in excess of $10 million. The operating results for Nexus, since the date of acquisition, are included within the Communications segment. The Company recorded approximately $24 million of goodwill as a result of the transaction, subject to post-closing adjustments including finalization of purchase accounting. The Company also recorded $2.7 million of identifiable intangible assets consisting primarily of customer contracts and order backlog which will be amortized on a straight-line basis over periods ranging from one year to three years. The post-closing purchase accounting items are expected to be completed prior to September 30, 2006.


6.    INVENTORIES

     Inventories consist of the following (in thousands):
                                                  June 30,      September 30,
                                                    2006            2005
                                                    ----            ----

     Finished goods                               $  13,444          14,361
     Work in process, including long- term
          contracts                                  13,246          12,512
     Raw materials                                   23,518          21,772
                                                     ------          ------
          Total inventories                       $  50,208          48,645
                                                     ======          ======



7.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended June 30, 2006 and 2005 was $12.2 million and $11.2 million, respectively. Comprehensive income for the nine-month periods ended June 30, 2006 and 2005 was $22.1 million and $34.0 million, respectively. For the three and nine-month periods ended June 30, 2006, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of $1.1 million and $1.4 million, respectively. For the three and nine-month periods ended June 30, 2005, the Company's comprehensive income was negatively impacted by foreign currency translation adjustments of $1.2 million and positively impacted by foreign currency translation adjustments of $0.7 million, respectively.


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



        ($ in thousands)        Three Months ended            Nine Months ended
                                   June 30,                        June 30,
                                  ----------                      ----------

      NET SALES            2006          2005                2006         2005
      ---------            ----          ----                ----         ----

      PTI              $ 11,379        10,262            $ 33,787       30,621
      VACCO               6,551         9,616              22,930       28,787
      Filtertek          24,628        24,774              72,335       70,223
                       --------       -------             -------      -------
      Filtration/Fluid
         Flow            42,558        44,652             129,052      129,631
      Communications     49,251        31,141             111,623      100,759
      Test               31,817        33,007              96,421       88,945
                       --------     ---------           ---------    ---------
      Consolidated
        totals         $123,626       108,800            $337,096      319,335
                        =======       =======             =======      =======


      EBIT
      ----
      PTI                 1,479           585               4,261        2,821
      VACCO               1,388         2,717               4,720        8,473
      Filtertek           2,330         2,585               5,026        6,693
                        -------       -------             -------     --------
      Filtration/Fluid
         Flow             5,197         5,887              14,007       17,987
      Communications     11,369         8,192              20,138       28,446
      Test                4,034         3,274              11,288        8,694
      Corporate          (4,552)       (3,174)            (10,728)     (8,303)
                        --------      --------           ---------    --------
      Consolidated EBIT   16,048        14,179              34,705      46,824
      Add: Interest income   195           534               1,012       1,317
                            ----         -----             -------     -------
      Earnings before
          income taxes  $ 16,243        14,713            $ 35,717      48,141
                          ======        ======              ======      ======


9.   ASSET IMPAIRMENT

     In June 2005, the Company abandoned its plans to commercialize certain sensor products within the Filtration/Fluid Flow segment. This action resulted in an asset impairment charge of $0.8 million to write-off certain patents and a related licensing agreement to their respective fair market values. The Company ended its development efforts on this program after it determined that the market was not developing as quickly as anticipated and the expected costs and timeframe to fully commercialize the products were not acceptable.


10.  RETIREMENT AND OTHER BENEFIT PLANS

     A summary of net periodic benefit expense for the Company's defined benefit plans and postretirement healthcare and other benefits for the three and nine-month periods ended June 30, 2006 and 2005 are shown in the following tables. Net periodic benefit cost for each period presented is comprised of the following:


                                  Three Months Ended        Nine Months Ended
                                       June 30,                 June 30,
                                      ----------               ----------
     (Dollars in thousands)        2006        2005         2006        2005
                                 -------      -------     -------      -------
     Defined benefit plans
          Interest cost           $  635          663      $ 1,935      1,988
          Expected  return  on
            assets                  (696)        (713)      (2,046)    (2,138)
     Amortization of:
          Prior service cost           6            -            6          -
          Actuarial loss              55          125          305        375
                                    ----        -----        -----      -----
     Net periodic benefit cost    $    -           75      $   200        225
                                    ====          ===          ===        ===


     Net periodic postretirement (retiree medical) benefit cost for each period presented is comprised of the following:

                                    Three Months Ended        Nine Months Ended
                                       June 30,                  June 30,
                                     -----------                -----------
     (Dollars in thousands)       2006         2005         2006          2005
                                ------       ------       ------       -------
     Service cost               $    9            8       $   26            23
     Interest cost                  10           10           30            30
     Prior service cost             (1)           -           (3)            -
     Amortization of                (9)          (5)         (15)           (14)
         actuarial gain            ----         ----         ----          ----
     Net periodic
         postretirement
     benefit cost               $     9           13      $    38            39
                                   ====         ====         ====          ====


11.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     The Company is currently evaluating the merits of repatriating additional funds under the Act. At June 30, 2006, the range of reasonably possible amounts of unremitted earnings that are being considered for repatriation is between zero and $10.5 million, which would require the Company to pay income taxes in the range of zero to $1.0 million. Federal income taxes on the repatriated amounts would be based on the 5.25% effective statutory rate as provided in the Act, plus applicable withholding taxes. To date, the Company has not provided for income taxes on these unremitted earnings generated by non-U.S. subsidiaries. As a result, additional taxes may be required to be recorded for any funds repatriated under the Act. The Company expects to complete its evaluation of these additional funds by September 30, 2006.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." This Interpretation is effective for ESCO beginning October 1, 2007. This Interpretation prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the adoption of this Interpretation and does not currently have an estimate of the impact on the consolidated financial statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company's results from continuing operations, except where noted. References to the third quarters of 2006 and 2005 represent the fiscal quarters ended June 30, 2006 and 2005, respectively.

NET SALES

Net sales increased $14.8 million, or 13.6%, to $123.6 million for the third quarter of 2006 from $108.8 million for the third quarter of 2005 including $9.5 million from acquisitions. Net sales increased $17.8 million, or 5.6% to $337.1 million for the first nine months of fiscal 2006 from $319.3 for the first nine months of fiscal 2005 including $17.2 million from acquisitions. Favorable foreign currency values increased sales by approximately $1.1 million in the third quarter of 2006 and unfavorable foreign currency values decreased sales by approximately $0.6 million in the first nine months of fiscal 2006.


-Filtration/Fluid Flow

Net sales decreased $2.1 million, or 4.7%, to $42.6 million for the third quarter of 2006 from $44.7 million for the third quarter of 2005. Net sales decreased $0.5 million, or 0.4%, to $129.1 million for the first nine months of fiscal 2006 from $129.6 million for the first nine months of fiscal 2005. The sales decrease during the fiscal quarter ended June 30, 2006 as compared to the prior year quarter is mainly due to the following: a decrease in defense spares and T-700 shipments at VACCO of $3.0 million; a net sales decrease at Filtertek of $0.2 million; partially offset by higher commercial aerospace shipments at PTI of $1.1 million. The sales decrease for the first nine months of fiscal 2006 as compared to the prior year period is mainly due to the following: a decrease in defense spares and T-700 shipments at VACCO of $5.9 million; partially offset by higher commercial aerospace shipments at PTI of $3.2 million and a net sales increase at Filtertek of $2.1 million driven by higher commercial shipments.

-Communications

Net sales increased $18.1 million, or 58.2%, to $49.2 million for the third quarter of 2006 from $31.1 million for the third quarter of 2005. Net sales increased $10.8 million, or 10.7%, to $111.6 million for the first nine months of fiscal 2006 from $100.8 million in the prior year period. The sales increase in the third quarter of 2006 as compared to the prior year quarter was due to the following: $9.4 million of higher shipments of DCSI's automatic meter reading (AMR) products; contributions by the Hexagram and Nexus acquisitions of $7.0 million and $2.5 million, respectively; partially offset by $0.7 million of lower shipments of Comtrak's SecurVision video security products.

The sales increase in the first nine months of fiscal 2006 as compared to the prior year period was due to the following: $2.2 million of higher shipments of DCSI's AMR products; $10.9 million in sales from Hexagram and $6.3 million in sales from Nexus; partially offset by $8.5 million of lower shipments of Comtrak's video security products.

The increase in sales of DCSI's AMR products of $2.2 million for the first nine months of fiscal 2006 as compared to the prior year period was due to the following items: an increase in sales to TXU Electric Delivery Company (TXU) of $22.8 million in the first nine months of fiscal 2006; partially offset by $14.4 million of lower AMR product sales to the COOP market due to the decrease in orders entered during the latter half of fiscal 2005 and $6.2 million of lower sales to Puerto Rico Power Authority (PREPA).

Sales of SecurVision products were $1.5 million for the third quarter of 2006 as compared to $2.3 million for the prior year third quarter and $4.4 million for the first nine months of fiscal 2006 as compared to $12.9 million in the prior year nine-month period. The decrease in sales in the third quarter and first nine months of fiscal 2006 was due to an acceleration of shipments in the prior year periods.

In June 2006, Hexagram announced it had appointed the Neptune Technology Group as its exclusive distributor for the Hexagram STAR Wireless Fixed Network System for the Water Utility, Water Sub-Metering and Government Markets in the U.S.A., Canada, Mexico and Caribbean.

-Test

For the third quarter of 2006, net sales of $31.8 million were $1.2 million, or 3.6%, lower than the $33.0 million of net sales recorded in the third quarter of fiscal 2005. Net sales increased $7.5 million, or 8.4%, to $96.4 million for the first nine months of fiscal 2006 from $88.9 million for the first nine months of fiscal 2005. The sales decrease in the third quarter of 2006 as compared to the prior year quarter was mainly due to a decrease in government shielding projects and the timing of large chamber projects in Japan.

The sales increase for the first nine months of fiscal 2006 compared to the prior year period was primarily due to the following: a $9.8 million increase in net sales from the Company's U.S. operations driven by sales of additional test chambers and higher component sales; partially offset by a $1.1 million decrease in net sales from the Company's European operations due to the prior year completion of several large test chamber projects and a $1.2 million decrease in net sales from the Company's Asian operations due to the timing of orders in Japan.

ORDERS AND BACKLOG

Backlog was $260.0 million at June 30, 2006 compared with $233.1 million at September 30, 2005. The Company received new orders totaling $109.1 million in the third quarter of 2006. New orders of $49.6 million were received in the third quarter of 2006 related to Filtration/Fluid Flow products, $29.7 million related to Communications products and $29.8 million related to Test products.

The Company received new orders totaling $363.9 million in the first nine months of 2006 compared to $321.6 million in the prior year period. New orders of $134.0 million were received in the first nine months of 2006 related to Filtration/Fluid flow products, $144.4 million related to Communications products (including $9.4 million of new orders and $6.0 million of acquired backlog from Hexagram and $14.6 million of new orders and $9.0 million of acquired backlog from Nexus) and $85.6 million related to Test products. New orders of $138.9 million were received in the first nine months of 2005 related to Filtration/Fluid flow products, $100.1 million related to Communications products and $82.6 million related to Test products.

In addition, in November 2005, DCSI signed an agreement with Pacific Gas & Electric (PG&E) with an anticipated contract value of approximately $300 million covering five million endpoints over a five year deployment period currently scheduled to begin in fiscal 2007. The Company received orders totaling $2.4 million from PG&E under this agreement during the first nine months of 2006. On November 3, 2005, Hexagram entered into a contract to provide equipment, software and services to PG&E in support of the gas utility portion of PG&E's AMI project. The total anticipated contract revenue from commencement through the five-year full deployment for this Hexagram contract is expected to be approximately $225 million. See "Pacific Gas & Electric."

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $2.6 million and $4.6 million for the three and nine-month periods ended June 30, 2006, respectively, compared to $0.5 million and $1.5 million for the respective prior year periods. Amortization of intangible assets in the third quarter of 2006 and first nine months of fiscal 2006 includes $1.0 million and $1.9 million, respectively, of amortization of acquired intangible assets related to the Nexus and Hexagram acquisitions, as described in Note 5 to the consolidated financial statements. The amortization of acquired intangible assets related to Nexus and Hexagram are included in Corporate's operating results. The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses). During the three and nine-month periods ended June 30, 2006, the Company recorded $0.9 million and $1.2 million, respectively, of amortization related to DCSI's TNG capitalized software.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of 2006 were $28.4 million (23.0% of net sales), compared with $21.7 million (19.9% of net sales) for the prior year quarter. For the first nine months of 2006, SG&A expenses were $78.6 million (23.3% of net sales) compared with $62.4 million (19.5% of net sales) for the prior year period. The increase in SG&A spending in the fiscal quarter ended June 30, 2006 as compared to the prior year quarter was primarily due to the following items: $2.7 million of SG&A expenses related to Hexagram; $2.3 million of SG&A expenses related to Nexus; and $0.6 million of stock option expense. The increase in SG&A spending in the first nine months of 2006 as compared to the prior year period was primarily due to the following items: $5.1 million of SG&A expenses related to Nexus; $4.2 million of SG&A expenses related to Hexagram; and $1.7 million of stock option expense.

OTHER (INCOME) EXPENSES, NET

Other income, net, was $0.5 million for the third quarter of 2006 compared to $0.1 million for the prior year quarter. Other income, net, was $2.4 million for the first nine months of fiscal 2006 compared to $1.2 million for the prior year period. Principal components of other income, net, for the first nine months of 2006 included the following items: $1.8 million non-cash gain in the second quarter representing the release of a reserve related to an indemnification obligation with respect to a previously divested subsidiary; $1.6 million of royalty income; partially offset by a $0.2 million write off of assets related to a terminated subcontract manufacturer. The principal components of other income, net, for the first nine months of fiscal 2005 included the following items: $1.5 million of royalty income; and a $0.5 million write down of fixed assets related to the termination of a supply agreement with a medical device customer.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $16.0 million (13.0% of net sales) for the third quarter of 2006 and $14.2 million (13.0% of net sales) for the third quarter of 2005. For the first nine months of fiscal 2006, EBIT was $34.7 million (10.3% of net sales) and $46.8 million (14.7% of net sales) for the first nine months of fiscal 2005. The decrease in EBIT for the first nine months of 2006 as compared to the prior year period is primarily due to the decrease in margins in the Communications segment described below.

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



                            Three Months ended               Nine Months ended
                                 June 30,                         June 30,
($ in thousands)               -----------                      -----------

                          2006           2005             2006           2005
                          ----           ----             ----           ----
EBIT                   $16,048         14,179          $34,705         46,824
Interest income            195            534            1,012          1,317

Less: Income taxes       5,080          2,312           15,006         14,790
                       -------        -------        ---------       --------
Net earnings           $11,163         12,401          $20,711         33,351
                        ======         ======          =======         ======



-Filtration/Fluid Flow

EBIT was $5.2 million (12.2% of net sales) and $5.9 million (13.2% of net sales) in the third quarters of 2006 and 2005, respectively, and $14.0 million (10.9% of net sales) and $18.0 million (13.9% of net sales) in the first nine months of fiscal 2006 and 2005, respectively. For the third quarter of 2006 as compared to the prior year quarter, EBIT decreased $0.7 million due to the following: a $1.3 million decrease at VACCO due to lower defense spares shipments; a $0.3 million decrease at Filtertek; partially offset by a $0.9 million increase at PTI due to continued strengthening of the commercial aerospace market. For the first nine months of fiscal 2006 as compared to the prior year period, EBIT decreased $4.0 million due to the following: a $3.8 million decrease at VACCO due to lower defense spares shipments; a $1.7 million decrease at Filtertek; partially offset by a $1.4 million increase at PTI. Filtertek's third quarter and first nine months of fiscal 2005 included $1.0 million and $1.9 million, respectively, of cost reimbursement related to a supply agreement with a medical device customer which was terminated in fiscal 2005. In the third quarter of fiscal 2005, PTI recorded an asset impairment charge of $0.8 million. See Note 9 to the consolidated financial statements for further discussion.

-Communications

EBIT in the third quarter of 2006 was $11.4 million (23.2% of net sales) compared to EBIT of $8.2 million (26.4% of net sales) in the prior year quarter. For the first nine months of fiscal 2006, EBIT was $20.1 million (18.0% of net sales) compared to $28.4 million (28.2% of net sales) in the prior year period. The increase in EBIT in the third quarter of 2006 was due to the following items: a $3.6 million increase at DCSI resulting from increased sales; a $0.6 million increase related to Hexagram; partially offset by a $0.6 million EBIT loss at Nexus due to customer delays and a $0.4 million decrease at Comtrak due to lower shipments of its video security products. The decrease in EBIT for the first nine months of fiscal 2006 compared to the prior year period was mainly due to the following items: a $4.5 million decrease at DCSI due to product mix, charges related to subcontractor and warranty issues recorded in the first quarter of 2006 and amortization of TNG software; a $3.6 million decrease at Comtrak due to lower shipments of its video security products; a $0.7 million EBIT loss at Nexus due to customer delays and additional SG&A spending related to marketing and new product development initiatives; partially offset by a $0.6 million increase related to Hexagram.

-Test

EBIT in the third quarter of 2006 was $4.0 million (12.6% of net sales) as compared to $3.3 million (10.0% of net sales) in the prior year quarter. For the first nine months of fiscal 2006, EBIT was $11.3 million (11.7% of net sales) as compared to $8.7 million (9.8% of net sales) in the prior year period. EBIT increased $0.7 million and $2.6 million over the prior year quarter and nine month period, respectively, due to the favorable changes in sales mix resulting from additional sales of test chambers, antennas and other components. In addition, EBIT in the first nine months of fiscal 2005 was adversely affected by installation cost overruns incurred on certain government shielding projects in foreign locations, as well as increased material costs (steel and copper).

-Corporate

Corporate costs included in EBIT were $4.6 million and $10.7 million for the three and nine-month periods ended June 30, 2006, respectively, compared to $3.2 million and $8.3 million for the respective prior year periods. In the third quarter of 2006, Corporate costs included the following: $1.0 million of pre-tax amortization of acquired intangible assets related to Nexus and Hexagram; and $0.6 million of pre-tax stock option expense. In the first nine months of 2006, Corporate costs included the following: $1.9 million of pre-tax amortization of acquired intangible assets related to Nexus and Hexagram; $1.7 million of pre-tax stock option expense; partially offset by a $1.8 million non-cash gain representing the release of a reserve related to an indemnification obligation with respect to a previously divested subsidiary.

INTEREST INCOME, NET

Interest income, net, was $0.2 million and $1.0 million for the three and nine-month periods ended June 30, 2006, respectively, compared to interest income, net, of $0.5 million and $1.3 million for the respective prior year periods. The decrease in interest income in the third quarter of 2006 as compared to the prior year quarter was due to lower average cash balances on hand.

INCOME TAX EXPENSE

The third quarter 2006 effective income tax rate was 31.3% compared to 15.7% in the third quarter of 2005. The effective income tax rate in the first nine months of fiscal 2006 was 42.0% compared to 30.7% in the prior year period. The third quarter 2006 income tax expense was favorably impacted by a $1.0 million research tax credit. The effect of the research tax credit impacted the third quarter 2006 rate by 6.0%. The increase in the effective income tax rate in the first nine months of fiscal 2006 as compared to the prior year period was also affected by the impact of repatriating $28.7 million of cash held by foreign subsidiaries into the United States under the tax provisions of the American Jobs Creation Act of 2004. The effect of the repatriation impacted the fiscal 2006 second quarter effective income tax expense by $1.7 million and the effective rate by 10.9%. In addition, lower volume of profit contributions of the Company's foreign operations (primarily Puerto Rico due to the lower sales to PREPA) impacted the tax rate. The third quarter 2005 income tax rate was impacted by an adjustment to income tax expense due to the Company finalizing certain foreign tax returns in June; an adjustment to the 2005 tax provision resulting from higher foreign sourced pretax income; and a favorable state tax rate adjustment. The third quarter 2005 effective tax rate, absent the adjustments mentioned above, would have been approximately 33%. The Company estimates the annual effective tax rate for fiscal 2006 to be approximately 41%.

During the third quarter of 2006, the Company began an analysis of available research tax credits and filed its 2005 U.S. tax return which included a $1.0 million research credit. Under current law, the research tax credit expired for research expenditures incurred after December 31, 2005. The Company expects that a research credit of $0.2 million will be reflected in its 2006 U.S. income tax return. The Company will continue to evaluate the amount of research credit that is available for years prior to 2005 and expects that this evaluation will be completed by September 30, 2006.

CAPITAL RESOURCES AND LIQUIDITY

Working capital (current assets less current liabilities) decreased to $122.7 million at June 30, 2006 from $202.2 million at September 30, 2005. During the first nine months of 2006, cash decreased $69.2 million, primarily due to the approximately $91 million, net, paid for the Nexus and Hexagram acquisitions offset by cash generated by operations. Accounts receivable increased by $13.9 million in the first nine months of 2006, of which $5.9 million related to the acquisitions of Nexus and Hexagram; $3.5 million related to the Filtration segment due to timing and volume of sales; and $3.5 million related to DCSI due to timing of sales. Accounts payable increased by $17.6 million in the first nine months of 2006, of which $1.7 million related to the acquisitions of Nexus and Hexagram and $10.0 million related to DCSI due to timing of vendor payments.

Net cash provided by operating activities was $47.4 million and $45.4 million for the nine-month periods ended June 30, 2006 and 2005, respectively.

Capital expenditures were $6.8 million and $6.6 million in the first nine months of fiscal 2006 and 2005, respectively. Major expenditures in the current period included manufacturing equipment used in the Filtration/Fluid Flow businesses.

At June 30, 2006, other assets (non-current) of $63.8 million included $39.5 million of capitalized software. Approximately $34.9 million of the capitalized software balance represents external development costs on software development called "TNG" within the Communications segment to further penetrate the investor owned utility (IOU) market. TNG is being developed in conjunction with a third party software contractor. TNG is being deployed to efficiently handle the additional levels of communications dictated by the size of the service territories and the frequency of reads that are required under time-of-use or critical peak pricing scenarios needed to meet the requirements of large IOUs. At June 30, 2006, the Company had approximately $4 million of commitments related to TNG version 1.6 which is expected to be spent over the next three months. The Company expects to spend up to $7 million in fiscal 2007 on TNG. Amortization of TNG is on a straight-line basis over seven years and began in March 2006. The Company has recorded $1.2 million in amortization expense related to TNG in the first nine months of fiscal 2006.

The closure and relocation of the Filtertek Puerto Rico facility was completed in March 2004. The Puerto Rico facility is included in other current assets with a carrying value of $3.6 million at June 30, 2006. The facility is being marketed for sale.

In October 2004, the Company entered into a $100 million five-year revolving bank credit facility with a $50 million increase option that has a final maturity and expiration date of October 6, 2009. At June 30, 2006, the Company had approximately $99.2 million available to borrow under the credit facility in addition to $35.3 million cash on hand. At June 30, 2006, the Company had no borrowings, and outstanding letters of credit of $1.7 million ($0.8 million outstanding under the credit facility). On February 1, 2006, the Company borrowed $47 million to partially fund the acquisition of Hexagram which was subsequently repaid from the foreign cash repatriation by March 31, 2006. The interest rate on this debt was approximately 5.3%. During April 2006, the Company borrowed $5 million which was subsequently repaid prior to April 30, 2006. The interest rate on this debt was 7.75%. Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

Acquisitions

Effective February 1, 2006, the Company acquired the capital stock of Hexagram, Inc. (Hexagram) for a purchase price of $67.5 million subject to a potential working capital adjustment. The acquisition agreement also provides for contingent consideration of up to $6.25 million over the five year period following the acquisition if Hexagram exceeds certain sales targets. Hexagram is a RF fixed network AMR company headquartered in Cleveland, Ohio. Hexagram's annual revenue over the past three years has been in the range of $20 million to $35 million. The operating results for Hexagram, since the date of acquisition, are included within the Communications segment. The Company recorded approximately $55 million of goodwill and trademarks as a result of the transaction, subject to post-closing adjustments including finalization of purchase accounting. The Company also recorded $6.6 million of identifiable intangible assets consisting primarily of patents and proprietary know-how, customer contracts, and order backlog which will be amortized on a straight-line basis over periods ranging from six months to seven years. The post-closing purchase accounting items are expected to be completed prior to September 30, 2006.

Effective November 29, 2005, the Company acquired Nexus Energy Software, Inc. (Nexus) through an all cash for shares merger transaction for approximately $29 million in cash plus contingent cash consideration over the four year period following the merger if Nexus exceeds certain sales targets. Nexus is a software company headquartered in Wellesley, Massachusetts with annual revenues in the past in excess of $10 million. The operating results for Nexus, since the date of acquisition, are included within the Communications segment. The Company recorded approximately $24 million of goodwill as a result of the transaction, subject to post-closing adjustments including finalization of purchase accounting. The Company also recorded $2.7 million of identifiable intangible assets consisting of customer contracts and backlog value which will be amortized on a straight-line basis over periods ranging from one year to three years. The post-closing purchase accounting items are expected to be completed prior to September 30, 2006.

Pacific Gas & Electric

On November 7, 2005, the Company announced that DCSI had entered into a contract to provide equipment, software and services to Pacific Gas & Electric (PG&E) in support of the electric portion of PG&E's Advanced Metering Infrastructure (AMI) project. PG&E's current AMI project plan calls for the purchase of TWACS communication equipment for approximately five million electric customers over a five-year period after the commencement of full deployment. The total anticipated contract value from commencement through the five-year full deployment period is expected to be approximately $300 million. PG&E has the right to purchase additional equipment and services to support existing and new customers through the twenty to twenty-five year term of the contract. Equipment will be purchased by PG&E only upon issuance of purchase orders and release authorizations. PG&E will continue to have the right to purchase products or services from other suppliers for the electric portion of the AMI project. Full deployment is contingent upon satisfactory system testing, and final PG&E management approval, all of which are currently expected to be concluded during fiscal 2007. On July 20, 2006, the California Public Utilities Commission approved PG&E's AMI project. DCSI has agreed to deliver to PG&E versions of its newly developed TNG software as they become available and are tested. Acceptance of the final version for which DCSI has committed is currently anticipated in the latter portion of fiscal 2007. Until such acceptance is obtained, the Company will be required under U.S. financial accounting standards to defer revenue recognition. The contract provides for liquidated damages in the event of DCSI's late development or delivery of hardware and software, and includes indemnification and other customary provisions. The contract may be terminated by PG&E for default, for its convenience and in the event of a force majeure lasting beyond certain prescribed periods. The Company has guaranteed the obligations of DCSI under the contract. If PG&E terminates the contract for its convenience, DCSI will be entitled to recover certain costs.

On November 3, 2005, Hexagram entered into a contract to provide equipment, software and services to PG&E in support of the gas utility portion of PG&E's AMI project. The total anticipated contract revenue from commencement through the five-year full deployment is expected to be approximately $225 million. As with DCSI's contract with PG&E, discussed above, equipment will be purchased only upon issuance of purchase orders and release authorizations, and PG&E will continue to have the right to purchase products or services from other suppliers for the gas utility portion of the AMI project. Full deployment is contingent upon satisfactory system testing, and final PG&E management approval, which are expected to be concluded during fiscal 2006. On July 20, 2006, the California Public Utilities Commission approved PG&E's AMI project. The contract provides for liquidated damages in the event of late deliveries, includes indemnification and other customary provisions, and may be terminated by PG&E for default, for its convenience and in the event of a force majeure lasting beyond certain prescribed periods. The Company has guaranteed the performance of the contract by Hexagram.


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

The Company is currently evaluating the merits of repatriating additional funds under the Act. At June 30, 2006, the range of reasonably possible amounts of unremitted earnings that are being considered for repatriation is between zero and $10.5 million, which would require the Company to pay income taxes in the range of zero to $1.0 million. Federal income taxes on the repatriated amounts would be based on the 5.25% effective statutory rate as provided in the Act, plus applicable withholding taxes. To date, the Company has not provided for income taxes on these unremitted earnings generated by non-U.S. subsidiaries. As a result, additional taxes may be required to be recorded for any funds repatriated under the Act. The Company expects to complete its evaluation of the repatriation of these additional funds by September 30, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." This Interpretation is effective for ESCO beginning October 1, 2007. This Interpretation prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the adoption of this Interpretation and does not currently have an estimate of the impact on the consolidated financial statements.



FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities  laws.  Forward  looking  statements  include  those  relating to the estimates  or  projections  made in  connection  with the  Company's  accounting policies, annual effective tax rate, research tax credits, timing of Communications segment commitments and expenditures, outcome of current claims and litigation, future cash flow, capital requirements and operational needs for the foreseeable future, the ultimate values and timing of revenues under the DCSI / PG&E contract and the Hexagram / PG&E contract, the start of deployment under the Company's PG&E contracts, the future delivery and acceptance of the TNG software by PG&E, timing of spending for TNG commitments, completion of Hexagram and Nexus post-closing purchase accounting items, the amounts, if any, and timing of additional foreign earnings repatriated into the U.S. and the additional taxes resulting from such repatriation. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: PG&E's Board of Directors and PG&E's management impacting PG&E's AMI projects; the timing and success of DCSI's software development efforts; the timing and content of purchase order releases under PG&E's contracts; the Company's successful performance under the PG&E contracts; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; successful execution of the planned sale of the Company's Puerto Rico facility; material changes in the costs of certain raw materials including steel, copper and petroleum based resins; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; changes in foreign or U.S. business conditions affecting the distribution of foreign earnings; costs relating to environmental matters; litigation uncertainty; and the Company's successful execution of internal operating plans.





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

                                                       PART II OTHER INFORMATION




ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2004, the Company's Board of Directors approved the extension of the previously authorized (February 2001) open market common stock repurchase program originally authorizing up to 2.6 million shares, which is subject to market conditions and other factors and covers the period through September 30, 2006. At June 30, 2006, the Company had 1,152,966 shares remaining for repurchase under this program. There were no stock repurchases during the first nine months of fiscal 2006.


ITEM 6.       EXHIBITS

a)   Exhibits
     Exhibit
     Number

        3.1       Restated Articles of         Incorporated by reference
                  Incorporation                to Form 10-K for the
                                               fiscal year ended
                                               September 30, 1999, at
                                               Exhibit 3(a)

        3.2       Amended Certificate of       Incorporated by reference
                  Designation Preferences      to Form 10-Q for the
                  and Rights of Series A       fiscal quarter ended March
                  Participating Cumulative     31, 2000, at Exhibit 4(e)
                  Preferred Stock of the
                  Registrant

        3.3       Articles of Merger           Incorporated by reference
                  effective July 10, 2000      to Form 10-Q for the
                                               fiscal quarter ended June
                                               30, 2000, at Exhibit 3(c)

        3.4       Bylaws, as amended and       Incorporated by reference
                  restated.                    to Form 10-K for the
                                               fiscal year ended
                                               September 30, 2003, at
                                               Exhibit 3.4

        4.1       Specimen Common Stock        Incorporated by reference
                  Certificate                  to Form 10-Q for the
                                               fiscal quarter ended June
                                               30, 2000, at Exhibit 4(a)

        4.2       Specimen Rights              Incorporated by reference
                  Certificate                  to Current Report on Form
                                               8-K dated February 3,
                                               2000, at Exhibit B to
                                               Exhibit 4.1

        4.3       Rights Agreement dated       Incorporated by reference
                  as of September 24, 1990     to Current Report on Form
                  (as amended and Restated     8-K dated February 3,
                  as of February 3, 2000)      2000, at Exhibit 4.1
                  between the Registrant
                  and Registrar and
                  Transfer Company, as
                  successor  Rights Agent

        4.4 Credit Agreement dated Incorporated by reference to as of October 6, 2004 Form10-K for the fiscal year among the Registrant, ended September 30, 2004, at
                  Wells Fargo Bank,          Exhibit 4.4
                  N.A., as agent, and
                  the lenders listed
                  therein

         4.5      Consent and waiver to      Incorporated by reference to
                  Credit Agreement           Current Report on Form 8-K
                  (listed as 4.4, above)     dated February 2, 2006 at
                  dated as of January        Exhibit 4.1
                  20, 2006

        31.1      Certification of Chief
                  Executive Officer
                  relating to Form 10-Q
                  for period ended June
                  30, 2006

        31.2      Certification of Chief
                  Financial Officer
                  relating to Form 10-Q
                  for period ended June
                  30, 2006

         32       Certification of Chief
                  Executive Officer and
                  Chief Financial
                  Officer relating to
                  Form 10-Q for period
                  ended June 30, 2006



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





Dated:   August 9, 2006