Form 10-K
period 2006-09-30
ESCO TECHNOLOGIES INC
filed 2006-12-13
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-10596
ESCO Technologies Inc.
(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)

9900A Clayton Road St. Louis, Missouri (Address of principal executive offices)	63124-1186 (Zip Code)
Registrant’s telephone number, including area code:
(314) 213-7200
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange, Inc.

Preferred Stock Purchase Rights	New York Stock Exchange, Inc.
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of business on March 31, 2006: $1,277,229,653*.

*	For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.
Number of shares of Common Stock outstanding at December 11, 2006: 25,889,335.
DOCUMENTS INCORPORATED BY REFERENCE:
1.	Portions of the registrant’s Annual Report to Stockholders for fiscal year ended September 30, 2006 (the “2006 Annual Report”) (Parts I and II).

2.	Portions of the registrant’s Proxy Statement dated December 20, 2006 (the “2007 Proxy Statement”) (Part III).

ESCO TECHNOLOGIES INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

i

Item	Description	Page

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15

9A.	Controls and Procedures	16

9B.	Other Information	16

Part III

10.	Directors and Executive Officers of the Registrant	16

11.	Executive Compensation	16

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16

	Equity Compensation Plan Information	17

13.	Certain Relationships and Related Transactions	18

14.	Principal Accounting Fees and Services	18

Part IV

15.	Exhibits, Financial Statement Schedules	19

SIGNATURES		25

INDEX TO EXHIBITS		26
Second Amendment to 2001 Stock Incentive Plan
First Amendment to 2004 Incentive Compensation Plan
Employment Agreement with C.J. Kretschmer
Annual Report Sections
Subsidiaries of ESCO
Consent of Independent Registered Public Accounting Firm
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of CEO and CFO

ii

PART I
Item 1. Business
THE COMPANY
     ESCO Technologies Inc. (“ESCO”) is a producer of engineered products and systems sold to customers worldwide, primarily for industrial and commercial applications. ESCO operates in three operating segments which, together with the operating subsidiaries within each segment, are as follows:
Filtration/Fluid Flow:
Filtertek Inc. (including its Tek Packaging Division)
Filtertek BV
Filtertek do Brasil Industria E Commercio Ltda.
Filtertek SA
PTI Technologies Inc. (“PTI”)
VACCO Industries (“VACCO”)
ESCO Electronica De Mexico, S.A. de C.V. (“ESCOMEX”)
Communications:
Distribution Control Systems, Inc. (“DCSI”)
Distribution Control Systems Caribe, Inc.
Hexagram, Inc. (“Hexagram”)
Nexus Energy Software, Inc. (“Nexus”)
Comtrak Technologies, L.L.C. (“Comtrak”)
Test:
ETS-Lindgren L.P. (“ETS”)
Lindgren RF Enclosures, Inc. (“Lindgren”)
Euroshield OY
Ray Proof Limited
Beijing Lindgren ElectronMagnetic Technology Co., Ltd. (“Beijing Lindgren”)
ETS-Lindgren Japan, Inc.
     All of the Filtertek entities listed above and ESCOMEX are hereinafter collectively referred to as “Filtertek”. All of the Test segment entities listed above are hereinafter collectively referred to as “ETS-Lindgren”.
     The above operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below, and are subsidiaries of ESCO Technologies Holding Inc., a wholly-owned direct subsidiary of ESCO. ESCO and its direct and indirect subsidiaries are hereinafter referred to collectively as the “Company”. The Company’s businesses are subject to a number of risks and uncertainties, including without limitation those discussed in Item 1A below. See also “Management’s Discussion and Analysis” appearing in the 2006 Annual Report, which is herein incorporated by reference, and “Forward-Looking Information” below.
     Effective November 29, 2005, ESCO acquired Nexus for a purchase price of approximately $29 million plus contingent consideration based on future sales. Nexus, with headquarters in Wellesley, Massachusetts, is primarily a producer of software for energy meter applications.
     Effective February 1, 2006, ESCO acquired Hexagram for a purchase price of approximately $66 million plus contingent consideration based on future sales. Hexagram, located in Cleveland, Ohio, is a producer of radio frequency (“RF”) fixed network automatic meter reading (“AMR”) systems.

DISCONTINUED OPERATIONS
     The Company’s former microfiltration and separations businesses (“MicroSep Business”) consisted of PTI Advanced Filtration Inc. (Oxnard, California), PTI Technologies Limited (Sheffield, England) and PTI S.p.A. (Milan, Italy). The MicroSep Business produced membrane-based microfiltration and separation products and systems for use in process filtration and separation applications. In fiscal 2004, the MicroSep Business accounted for approximately $29 million in net sales.
     Effective April 2, 2004, the Company completed the sale of PTI Advanced Filtration Inc. and PTI Technologies Limited to domnick hunter group plc for $18 million in cash. On June 8, 2004, the Company completed the sale of PTI S.p.A. to a group of investors comprised of that subsidiary’s senior management for $5.3 million. The MicroSep Business is accounted for as a discontinued operation in the Consolidated Financial Statements in the 2004 period in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
     The following sections of this Item 1 refer to the Company’s continuing operations, except where noted. Accordingly, dollar amounts and percentages presented below in this Item 1 for all periods reflect continuing operations by excluding the MicroSep Business. See Note 3 of the Notes to Consolidated Financial Statements in the 2006 Annual Report, which Note is herein incorporated by reference.
PRODUCTS
     The Company’s products are described below. See Note 15 of the Notes to Consolidated Financial Statements in the 2006 Annual Report for financial information regarding segments, which Note is herein incorporated by reference.
FILTRATION/FLUID FLOW
     The Filtration/Fluid Flow segment accounted for approximately 38%, 40% and 41% of the Company’s total revenue in fiscal years 2006, 2005 and 2004, respectively.
     Filtertek develops and manufactures a broad range of specialized filtration and fluid/flow products at its facilities in North America, South America and Europe. Filtertek’s products, which are centered around its insert injection-molding technology wherein a filter medium is inserted into the tooling prior to injection-molding of the filter housing, have widespread applications in the medical and healthcare, automotive fluid system, consumer appliance and other commercial and industrial markets. Typical Filtertek customers may require daily production of thousands of units, at very high levels of quality, that are generally produced in highly-automated manufacturing cells. Many of Filtertek’s products are produced utilizing patented designs or proprietary product or process design, or both. Filtertek’s products are typically supplied to original equipment manufacturers under long-term contracts. The Tek Packaging Division of Filtertek Inc. produces highly engineered thermal-formed and security packaging products for medical, food and electronics products.
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
     VACCO supplies flow control products to the aerospace industry for use in aircraft, satellite propulsion systems, satellite launch vehicles and the space shuttle. VACCO also uses its etched disc technology to produce quiet valves and manifolds for U.S. Navy applications.

COMMUNICATIONS
     The Communications segment accounted for approximately 34%, 32% and 33% of the Company’s total revenue in fiscal years 2006, 2005 and 2004, respectively.
     DCSI is a leading manufacturer of two-way power line communication systems for the electric utility industry (the “TWACS® systems”), which are composed of equipment (primarily meter modules and equipment for central stations and substations), software and support services. The TWACS Next Generation (“TNG”) software is being developed jointly with a third-party contractor. This development continued in fiscal 2006, leading to the commercial release of its second version, which was delivered to a second customer location and underwent operational testing. Currently, additional versions of the TNG software are under development and are scheduled for commercial release in fiscal 2007. The TWACS systems provide electric utilities with a patented communication technology for automatic meter reading, load control, interval data, outage assessment/restoration monitoring, remote service disconnect/connect, time-of-use data for critical peak pricing, tamper/theft detection and pre-paid metering. Revenue from the TWACS systems, which may be considered a class of similar products, accounted for approximately 26%, 28% and 31% of the Company’s total revenue in fiscal years 2006, 2005 and 2004, respectively. In November 2005, DCSI received a contract from Pacific Gas and Electric Company (“PG&E”) in support of the electric portion of PG&E’s Advanced Metering Infrastructure (“AMI”) Project. The current AMI program plan provides for the coverage of up to approximately five million electric endpoints over the five-year full deployment period. System testing of a small test system was successfully completed in fiscal year 2006, and PG&E received approval from the California Public Utility Commission for the entire AMI project. DCSI has agreed to deliver to PG&E versions of its newly developed TNG software as they become available and are tested. Delivery of the final version, for which DCSI has committed, is currently anticipated in the fourth quarter of fiscal 2007. The contract provides for remedies including, but not limited to, liquidated damages in the event of DCSI’s delayed development or delivery of hardware and software. The total anticipated contract value from commencement through the five-year full deployment period is approximately $310 million. Equipment will be purchased by PG&E only upon issuance of purchase orders. See Item 1.A Risk Factors.
     Hexagram provides, through its STAR® network, wireless RF data communications systems primarily to gas and water utilities for automatic meter reading applications. In November 2005, Hexagram received a contract from PG&E to provide its communications system for the gas meter portion of PG&E’s AMI Project. The total anticipated contract revenue through the full five-year deployment is approximately $225 million. This contract is subject to contingencies and uncertainties similar to those associated with the DCSI — PG&E contract described above except that the TNG software is not applicable to this contract.
     Nexus provides energy companies with software solutions that add value to their existing billing and metering infrastructure to allow both the energy company and its customers to better manage energy-driven transactions and decision-making. Nexus’ analytics-based software applications are used by over 85 major energy organizations worldwide. In fiscal 2006, Nexus implemented a Meter Data Management System for PPL Electric Utilities that integrates with the TWACS® system, and processes and manages hourly data collected from 1.375 million meters.
     Comtrak manufactures advanced video security monitoring systems for commercial and industrial applications. Comtrak is continuing to work jointly with ADT Security Services, Inc., who is selling this system under its SecurVision® trademark to a variety of markets.
TEST
     The Test segment accounted for approximately 28%, 28% and 26% of the Company’s total revenue in fiscal years 2006, 2005 and 2004, respectively.
     ETS-Lindgren designs and manufactures products to measure and contain magnetic, electromagnetic and acoustic energy. It supplies customers with a broad range of isolated environments including RF test enclosures, acoustic test enclosures, RF and magnetically shielded rooms, secure communication facilities and broadcast and recording studios. Many of these facilities include proprietary features such as shielded doors and windows. ETS-Lindgren also provides the design, program management, installation and integration services required to successfully complete these types of facilities.
     ETS-Lindgren also supplies customers with a broad range of components including RF absorptive materials, RF filters, active compensation systems, antennas, antenna masts, turntables and electric and magnetic probes, RF test cells, proprietary measurement software and other test accessories required to perform a variety of tests. ETS-Lindgren also offers a variety of services including calibration for antennas and field probes, chamber certification, field surveys, customer training and a variety of product tests. ETS-Lindgren operates the following accredited test labs: American Association for Laboratory Accreditation (“A2LA”), National Voluntary Laboratory Accreditation Program (“NAVLAP”) and CTIA-The Wireless Association (“CTIA”). In addition, ETS-Lindgren serves the acoustics, medical, health and safety, electronics, wireless communications, automotive and defense markets.
MARKETING AND SALES
     The Filtration/Fluid Flow and Test segments’ products generally are distributed to customers through a domestic and foreign network of distributors, sales representatives and in-house salespersons. DCSI’s sales to investor-owned utilities are primarily made directly to the utilities. DCSI primarily utilizes distributors and sales representatives to sell its systems to the electric utility cooperative and municipal markets. Hexagram has an exclusive agreement with Neptune Technology Group, Inc. for the distribution of its products to its water utility customers, and utilizes in-house salespersons to cover electric, gas and combination utilities. Nexus markets its products utilizing its in-house sales force.
     The Company’s international sales accounted for approximately 22%, 24% and 22% of the Company’s total sales in the fiscal years ended September 30, 2006, 2005 and 2004, respectively. See Note 15 of the Notes to Consolidated Financial Statements in the 2006 Annual Report for financial information regarding geographic areas, which Note is herein incorporated by reference.
     Some of the Company’s products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government accounted for approximately 6%, 8% and 8% of the Company’s total sales in the fiscal years ended September 30, 2006, 2005 and 2004, respectively.
INTELLECTUAL PROPERTY
     The Company owns or has other rights in various forms of intellectual property (i.e., patents, trademarks, service marks, copyrights, mask works, trade secrets and other items). As a major supplier of engineered products to growing industrial and commercial markets, the Company emphasizes developing intellectual property and protecting its rights therein. However, the scope of protection afforded by intellectual property rights, including those of the Company, is often uncertain and involves complex legal and factual issues. Some intellectual property rights, such as patents, have only a limited term. Also, there can be no assurance that third parties will not infringe or design around the Company’s intellectual property. Policing unauthorized use of intellectual property is difficult, and copyright infringement is a persistent problem for many companies, particularly in some international markets. In addition, the Company may not elect to pursue an unauthorized user due to the high costs and uncertainties associated with litigation. Further, there can be no assurance that courts will ultimately hold issued patents valid and enforceable. See Item 1.A Risk Factors.
     With respect to the Filtration/Fluid Flow segment, an increasing number of products are based on patented or otherwise proprietary technology that sets them apart from the competition. Of particular importance to Filtertek is a U.S. patent covering certain transmission sump filters, which will expire in 2009. Also, Filtertek receives significant income from licensing and cost recovery efforts concerning its U.S. patent on certain needle-free medical connection devices, having claims which will expire on various dates between 2011 and 2013. VACCO’s proprietary quieting technology, which it protects as trade secrets, is a significant differentiator for products supplied to the U.S. Navy submarine fleet. In June 2005, the Company abandoned its plans to commercialize certain PTI sensor products, resulting in the abandonment of certain related patents and a related license agreement. See “Management’s Discussion and Analysis”—“Asset Impairment-2005” appearing in the 2006 Annual Report.

     In the Communications segment, many of the products are based on patented or otherwise proprietary technology, including the Company’s TWACS technology. The TWACS systems are protected primarily by a number of patents expiring on various dates ending in 2017. Patents covering significant aspects of the TWACS technology will expire in 2007 and 2010 for outbound signal reception, 2007 for inbound signal detection, and 2017 for inbound signal generation. The Communications segment policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products and methods of operation for its businesses, as such developments are made. The Company plans to protect the TNG software as trade secrets. Hexagram holds two significant patents which cover the operation of its STAR® network communications systems. These will expire in 2015 and 2016.
     In the Test segment, patent protection has been sought for significant inventions. Examples of such inventions include novel designs for window and door assemblies used in shielded enclosures and anechoic chambers as well as improved acoustic techniques for sound isolation.
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
BACKLOG
     Total Company backlog at September 30, 2006 was $253.4 million, representing an increase of $20.3 million (8.7%) from the beginning of the fiscal year backlog of $233.1 million. The backlog of firm orders at September 30, 2006 and September 30, 2005, respectively, was: $78.6 million and $80.5 million for Filtration/Fluid Flow; $119.0 million and $87.8 million for Communications; and $55.8 million and $64.8 million for Test. As of September 30, 2006, it is estimated that domestic customers accounted for approximately 81% of the Company’s total firm orders, and international customers accounted for approximately 19%. Of the Company’s total backlog of orders at September 30, 2006, approximately 77% is expected to be completed in the fiscal year ending September 30, 2007.
PURCHASED COMPONENTS AND RAW MATERIALS
     The Company’s products require a wide variety of components and materials. Although the Company has multiple sources of supply for most of its materials requirements, certain components and raw materials are supplied by sole-source vendors, and the Company’s ability to perform certain contracts depends on their performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities. However, in each of the Company’s segments, there are instances of some risk of shortages of materials or components due to reliance on sole or limited source of supply. See Item 1.A Risk Factors.
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
     In the Communications segment, DCSI has arrangements with three independent manufacturers which produce and supply substantially all of DCSI’s end-products. Two of these manufacturers are industry leaders with world-wide operations. Each of these manufacturers is directed by DCSI to purchase certain unique raw material components from suppliers designated by DCSI. DCSI also has contracts with certain of the raw material suppliers, directing them to supply such raw materials to DCSI’s manufacturers. Hexagram has a contract with an independent manufacturer which produces and supplies substantially all of Hexagram’s end-products, as well as contracts with several of the suppliers of the raw materials that are incorporated into such end-products. Hexagram is in the process of finalizing a new contract with one of the primary suppliers used by DCSI, which will be a second source for the production of Hexagram’s end-products. The Company believes that the above-described manufacturers and suppliers will be reliable sources for DCSI’s and Hexagram’s end-products for the foreseeable future.
     The Test segment is a vertically integrated supplier of EM shielding products, producing most of its critical RF components. However, this segment purchases significant quantities of raw materials such as steel, copper, nickel and wood. Accordingly, the segment is subject to price fluctuations in the worldwide raw materials markets. In fiscal 2006, this segment experienced significant price increases in the metal markets as compared to the prior year.
COMPETITION
     Competition in the Company’s major markets is broadly based and global in scope. The Company faces intense competition from a large number of companies for nearly all of its products. Competition can be particularly intense during periods of economic slowdown, and this has been experienced in the past in some of the Filtration/Fluid Flow markets. Although the Company is a leading supplier in several of the markets it serves, it maintains a relatively small share of the business in many of the other markets it serves. Individual competitors range in size from annual revenues of less than $1 million to billion dollar enterprises. Because of the specialized nature of the Company’s products, its competitive position with respect to its products cannot be precisely stated. However, DCSI is believed to be a leading supplier in the fixed network segment of the automatic meter reading (“AMR”) market. This fixed network segment comprises a substantial part of the electric portion of the total AMR market for electric utilities. Substantial efforts are required in order to maintain existing business levels. In the Company’s major served markets, competition is driven primarily by quality, technology, price and delivery performance. See Item 1.A Risk Factors.
     Pall Corporation, SPX Filtran and SoFrance are the primary competitors in the Filtration/Fluid Flow markets. Other significant competitors in these markets include Clarcor Inc., Cummins Filtration and Moog Inc.
     Primary competitors of the Communications segment in the utility communications market include Itron, Inc., Hunt Technologies Inc., Cellnet Technology Inc., Cannon Technologies Inc., Sensus Metering Systems Inc., Elster Electricity, L.L.C, Comverge, Inc. and Lodestar Corporation.
     The Test segment is the global leader in the EM shielding market. Significant competitors in this served market include TDK RF Solutions Inc., Albatross GmbH, IMEDCO AG and Cuming Corporation.
RESEARCH AND DEVELOPMENT
     Research and development and the Company’s technological expertise are important factors in the Company’s business. Research and development programs are designed to develop technology for new products or to extend or upgrade the capability of existing products, and to enhance their commercial potential.
     The Company performs research and development at its own expense, and also engages in research and development funded by customers. For the fiscal years ended September 30, 2006, 2005 and 2004, total Company-sponsored research and development expenses were approximately $20.0 million, $16.8 million and $12.2 million, respectively. Total customer-sponsored research and development expenses were approximately $6.3 million, $5.7 million and $6.1 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. All of the foregoing expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $9.1 million, $7.8 million and $9.6 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

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
GOVERNMENT CONTRACTS
     The Company’s contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government are primarily firm fixed-price contracts under which work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the Company. All Government prime contracts and virtually all of the Company’s subcontracts provide that they may be terminated at the convenience of the Government. Upon such termination, the Company is normally entitled to receive equitable compensation. See “Marketing And Sales” in this Item 1 and Item 1.A Risk Factors for additional information regarding Government contracts.
EMPLOYEES
     As of November 30, 2006, the Company employed approximately 2,685 persons.
FINANCING
     On October 6, 2004, the Company entered into a $100 million five-year revolving credit facility with a $50 million increase option. This facility is available for direct borrowings and/or the issuance of letters of credit, and is provided by a group of six banks, led by Wells Fargo Bank as agent, with a maturity of October 6, 2009. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. See “Management’s Discussion and Analysis — Capital Resources and Liquidity” in the 2006 Annual Report, and Note 10 of the Notes to Consolidated Financial Statements in the 2006 Annual Report, which information is herein incorporated by reference.
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
     The MicroSep Business, which was divested in fiscal 2004, is discussed under “Discontinued Operations” in this Item 1.

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
Item 1A. Risk Factors
This Form 10-K, including Item 1 “Business,” Item 2 “Properties”, Item 3 “Legal Proceedings” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (incorporated by reference to “Management’s Discussion and Analysis” appearing in the 2006 Annual Report), contains “forward-looking statements” within the meaning of the safe harbor provisions of the federal securities laws. In addition to the risks and uncertainties discussed elsewhere in this Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statements.
A SIGNIFICANT PORTION OF COMMUNICATIONS SEGMENT REVENUES IS GENERATED BY A LIMITED NUMBER OF LARGE CONTRACTS.
     A significant portion of the Communications segment’s business is dependent on several large contracts with customers. The largest of these are two contracts to sell electric and gas automatic meter reading systems to PG&E over a period of approximately five years. These projects, which represent a potential high source of revenue, are subject to cancellation or reduction in volume by PG&E, delays, regulatory actions and the Company’s ability to develop advanced products and successfully perform the contracts. The loss of revenue which would result from cancellations, delays, reductions, regulatory actions or the Company’s failure to perform in connection with these projects could have a material adverse effect on the Company’s business, results of operations and financial condition as a whole.
FAILURE OR DELAY IN NEW PRODUCT DEVELOPMENT COULD REDUCE THE COMPANY’S FUTURE SALES.
     Much of the Company’s business is dependent on the continuous development of new products and technologies to meet the changing needs of the Company’s markets on a cost-effective basis. Many of these markets are highly technical from an engineering standpoint, and the relevant technologies are subject to rapid change. For example, the continued development of the TWACS Next Generation (“TNG”) software is critical to the continued sales growth of DCSI. Failure to deliver the final version of TNG, to which DCSI has committed under the PG&E contract, could constitute an event of default and adversely impact expected revenues.
     If the Company fails to timely enhance existing products or develop new products, sales opportunities could be lost, which would adversely affect business. In addition, in some existing contracts with customers, the Company has made commitments to develop and deliver new products. If the Company fails to meet these commitments, the default could result in the imposition of contractual penalties including termination. The inability to enhance existing products in a timely manner could make the products less competitive, while the inability to successfully develop new products may limit growth opportunities. Delays in product development may also require greater investment in research and development. Increased costs associated with new product development and product enhancements could adversely affect operating results. The costs of new product development may not be recoverable if demand for the products is not as anticipated.
CERTAIN MANUFACTURING OPERATIONS ARE DEPENDENT ON A SMALL NUMBER OF THIRD-PARTY SUPPLIERS
     A significant part of the Communications segment’s manufacturing operations relies on a small number of third-party manufacturers to supply the segment’s products. For example, DCSI has arrangements with three manufacturers which produce and supply substantially all of DCSI’s end-products. Two of these suppliers are located in Mexico. A significant disruption (for example, a strike) in the supply of those products could negatively affect the timely delivery of DCSI’s products to customers and future sales. Comtrak currently relies on a single source for a major portion of its products.
     Certain of the Company’s other businesses are dependent upon sole source or a limited number of third-party manufacturers of parts and components. Many of these suppliers are small businesses. Since alternative supply sources are limited, this increases the risk of adverse impacts on the Company’s production schedules and profits if the Company’s suppliers default in fulfilling their price, quality or delivery obligations.
MOST COMMUNICATIONS SEGMENT SALES ARE TO OR FOR THE UTILITY INDUSTRY, KNOWN FOR LONG SALES CYCLES AND UNCERTAINTY, WHICH COULD AFFECT THE TIMING OF REVENUE
     Most of the Communications segment’s sales are to or for the utility industry, where sales cycles are long and unpredictable. Most sales involve large dollar amounts, and are marked by extended and complex competitive procurements. These factors often cause delays in the timing of sales, and such delays could result in order postponement, reduction in size or cancellation, thereby reducing the Company’s future revenue.
PRODUCT DEFECTS COULD RESULT IN COSTLY FIXES, LITIGATION AND DAMAGES
     If there are claims related to defective products (under warranty or otherwise), particularly in a product recall situation, the Company could be faced with significant expenses in replacing or repairing the product. For example, the DCSI and Hexagram meter modules are installed in thousands of residences and other buildings. The replacement/repair costs for such problems could have a material adverse effect on the Company’s financial condition. In addition, if a dispute over product claims cannot be settled, arbitration or litigation may result, involving attorneys’ fees and the potential of damage awards.
INCREASES IN RAW MATERIAL PRICES AND AVAILABILITY OF RAW MATERIALS COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS.
     The cost of raw materials is a major element of the total cost of many of the Company’s products. For example, Filtertek’s petroleum-based resins and the Test segment’s critical components rely on purchases of raw materials from third parties. Increases in the prices of raw materials (such as steel, copper, nickel, zinc, wood and petrochemical products) could have an adverse impact on business by, among other things, increasing costs and reducing margins.
     In addition, the Company’s reliance on sole or limited sources of supply of raw materials in each of its segments could adversely affect the business. For example, there are a limited number of suppliers of Filtertek’s petroleum-based raw materials. Certain refineries that produce these materials are concentrated in hurricane areas. Weather-created disruptions in supply, in addition to affecting costs, could impact the Company’s ability to procure an adequate supply of these raw materials and delay or prevent deliveries of products to customers. Also, many petroleum supplies come from countries with unstable political environments. Supplies of base petroleum could be impacted by events such as embargoes and regional conflicts.
CHANGES IN TEST STANDARDS COULD ADVERSELY IMPACT TEST SEGMENT SALES
     A significant portion of the Test segment’s business involves sales to technology customers, which results from these customers needing to meet specific international and domestic test standards. If demand for product testing from these customers decreases, the Company’s business could be adversely affected. Likewise, if regulatory agencies eliminate or reduce certain domestic or international test standards, the Company’s sales could be adversely affected. For example, if it were determined that there is no need to include Wi-Fi technology in mobile phones, there may be no need for certain testing on mobile phones. Also, if a regulatory authority relaxes the test standards for certain electronic devices because they do not interfere with the broadcast spectrum, sales of certain Test products could be reduced.

DIMINISHING MARKET SHARE OF AUTOMOTIVE CUSTOMERS COULD AFFECT FILTRATION/FLUID FLOW SEGMENT SALES.
     Filtertek relies heavily on sales of its products for use in the North American automotive industry. The North American automotive manufacturers are losing market share to foreign competition, most of which do not currently use Filtertek products. This loss of market share could reduce the number of products that Filtertek will sell.
ECONOMIC, POLITICAL AND OTHER RISKS OF THE COMPANY’S INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT BUSINESS
     In fiscal 2006, approximately 22% of the Company’s sales were made to international customers. An economic downturn or an adverse change in the political situation in certain foreign countries in which the Company does business could cause a decline in revenues and adversely affect the Company’s financial condition. For example, the Test segment does significant business in Asia. Changes in the Asian political climate or political changes in specific Asian countries could negatively affect the Company’s business. Filtertek has significant operations in Europe. Softness in the European economy could have a significant adverse effect on the Company’s European revenues, which represented approximately 9% of the Company’s total revenues in fiscal 2006.
     The Company’s international sales are also subject to other risks inherent in foreign commerce, including currency fluctuations and devaluations, the risk of war and terrorism, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and resolving disputes with foreign customers.
SALES OF GOVERNMENT PRODUCTS DEPEND UPON CONTINUED GOVERNMENT FUNDING.
     During the past three years, from 6% to 8% of the Company’s revenues has been generated from sales to the U.S. Government or its contractors. These sales are dependent on continuous government funding of its programs. There could be reductions or terminations of the government funding on programs which are applicable to the Company or its customers. These funding effects could severely affect the Company’s sales and profit, and could bring about a major restructuring of Company operations, which could result in an adverse effect on its financial results.
     For example, a significant part of VACCO’s sales involve major government defense and space programs. Government reduction in spending on these programs could have a significant adverse impact on Company financial results.
THE END OF CUSTOMER PRODUCT LIFE CYCLES COULD NEGATIVELY AFFECT FILTRATION/FLUID FLOW SEGMENT RESULTS.
     Many of the Company’s filtration products are sold to be components in the customers’ end-products. If a customer discontinues a certain end-product line, the ability of the Company to continue to sell those components will be reduced or eliminated. The result could be a significant decrease in Company sales and revenue.
     For example, a substantial portion of PTI’s revenue is generated from commercial aviation aftermarket sales. As certain aircraft are retired and replaced by newer aircraft, there could be a corresponding decrease in sales and revenue associated with the Company’s current products. Such a decrease could adversely affect the Company’s operating results. In addition, if the Government cuts back the space program, VACCO’s sales of space products would be reduced, and its revenues could be adversely affected. Further, if the market for large motor vehicles softens, the demand for Filtertek’s automotive products will decline, which may cause an impact on revenues.
DISPUTES WITH CONTRACTORS COULD ADVERSELY AFFECT THE TEST SEGMENT’S COSTS.
     A major portion of the Test segment’s business involves working in conjunction with contractors to produce the end-product, such as an electronic test chamber. If there are performance problems caused by either the Company or a contractor, these often result in cost overruns and may lead to a dispute as to which party is responsible. The resolution of such disputes can result in arbitration or litigation, and could involve significant expense including attorneys’ fees. In addition, these disputes may result in reduction in revenue or even a loss to the Company on a particular project.
ACQUISITIONS OF OTHER COMPANIES CARRY RISK.
     Acquisitions of other companies involve numerous risks, including difficulties in the integration of the operations, technologies and products of the acquired companies, the potential exposure to unanticipated and undisclosed liabilities, the potential that expected benefits or synergies are not realized and that operating costs increase, the potential loss of key personnel, suppliers or customers of acquired businesses and the diversion of management’s time and attention from other business concerns. Although management will attempt to evaluate the risks inherent in any particular transaction, no assurances can be made that the Company will properly ascertain all such risks.
DESPITE ITS EFFORTS, THE COMPANY MAY BE UNABLE TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY.
     Despite the Company’s efforts to protect its intellectual property, unauthorized parties or competitors may copy or otherwise obtain and use the Company’s products and technology, particularly in foreign countries where the laws may not protect the Company’s proprietary rights as fully as in the United States. Current and future actions to enforce the Company’s proprietary rights may result in substantial costs and diversion of resources. No assurances can be made that any such actions will be successful. In addition, the Company may not elect to pursue an unauthorized user due to the high costs and uncertainties associated with litigation. The Company may also face exposure to claims by others challenging its intellectual property rights.
CHANGES IN ENVIRONMENTAL OR REGULATORY REQUIREMENTS COULD INCREASE EXPENSES AND ADVERSELY AFFECT PROFITABILITY.
     The Company’s operations and properties are subject to U.S. and foreign environmental laws and regulations governing, among other things, the generation, storage, emission, discharge, transportation, treatment and disposal of hazardous materials and the clean up of contaminated properties. Changes in such requirements could increase the cost of compliance. Failure to comply could result in the imposition of significant fines, suspension of production, alteration of product processes, cessation of operations or other actions, which could materially and adversely affect the Company’s business, financial condition and results of operations.
COMPETITION IS BROADLY BASED AND GLOBAL IN SCOPE.
     The Company faces competition from a large number of manufacturers and distributors for nearly all of its products. Some of the Company’s competitors are larger, more diversified corporations with greater financial, marketing, production and research and development resources. If the Company cannot compete successfully against current or future competitors, it could have a material adverse effect on the Company’s business, financial condition and results of operations.
FORWARD-LOOKING INFORMATION
Statements contained in this Form 10-K regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts and projections about the Company’s performance and the industries in which the Company operates, the Company’s ability to utilize NOLs, completion of backlog, adequacy of the Company’s credit facility and future cash flows, estimates of anticipated contract costs and revenues, the timing, amount and success of claims for research credits, the success of software development efforts and resulting costs, acceptance by PG&E of the final version of DCSI’s TNG software, growth in the AMR market, potential customer contracts, the anticipated value of the PG&E contracts, the outcome of current litigation, claims and charges, recoverability of deferred tax assets, continued reinvestment of foreign earnings, the impact of SFAS 158, future costs relating to environmental matters, share repurchases, investments, sustained performance improvement, performance improvement initiatives, growth opportunities, new product development, the Company’s ability to increase stockholder value, acquisitions, and other statements contained herein which are not strictly historical are considered “forward-looking statements” within the meaning of the safe harbor provisions of the federal securities laws. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that such statements are only predictions, speak only as of the date of this report, and the Company undertakes no duty to update. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment including, but not limited to: those described in this Item 1A. Risk Factors; actions by the California Public Utility Commission; PG&E’s Board of Directors or PG&E’s management impacting PG&E’s AMI projects; the timing and success of DCSI’s software development efforts; the timing and content of purchase order releases under the PG&E contracts; and DCSI’s and Hexagram’s successful performance of the PG&E contracts; the timing and execution of real estate sales; termination for convenience of customer contracts; timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; the timing, pricing and availability of shares offered for sale; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; the successful sale of the Company’s Puerto Rico facility; collective bargaining and labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal operating plans.
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     The Company’s principal buildings contain approximately 1,258,450 square feet of floor space. Approximately 737,300 square feet are owned by the Company and approximately 521,150 square feet are leased. See Note 8 of the Notes to Consolidated Financial Statements in the 2006 Annual Report, which information is herein incorporated by reference. The principal plants and offices are as follows*:

			Lease Expiration	Principal Use
Location	Size (Sq. Ft.)	Sq. Ft. Owned/Leased	Date	(Operating Segment)
South El Monte, CA	132,100	Owned-100,100 Leased — 32,000	1-2-2008	Management, Engineering and Manufacturing (Filtration/Fluid Flow)
Oxnard, CA	127,400	Owned		Management, Engineering and Manufacturing (Filtration/Fluid Flow)
Hebron, IL	104,200	Owned		Management, Engineering and Manufacturing (Filtration/Fluid Flow)
Durant, OK	100,000	Owned		Manufacturing (Test)
St. Louis, MO	91,800	Leased	3-31-2008 (two 5-year renewal options)	Management and Engineering (Communications)
Huntley, IL	85,000	Owned		Manufacturing (Filtration/Fluid Flow)

			Lease Expiration	Principal Use
Location	Size (Sq. Ft.)	Sq. Ft. Owned/Leased	Date	(Operating Segment)
Austin, TX	75,200	Leased	12-31-2007 (two 5-year renewal options)	Management, Engineering and Manufacturing (Test)
Cedar Park, TX	70,000	Owned		Management, Engineering and Manufacturing (Test)
Cleveland, OH	59,600	Leased	1-31-2011 (four 3-year renewal options)	Management, Engineering and Manufacturing (Communications)
Glendale Heights, IL	59,400	Leased	3-31-2010 (three 3-year renewal options)	Management, Engineering and Manufacturing (Test)
Sao Paulo, Brazil	52,500	Leased	7-31-2007	Manufacturing (Filtration/Fluid Flow)
Eura, Finland	40,900	Owned		Management, Engineering and Manufacturing (Test)
Newcastle West, Ireland	37,500	Owned		Manufacturing (Filtration/Fluid Flow)
Plailly, France	37,200	Owned		Engineering and Manufacturing (Filtration/Fluid Flow)
St. Louis, MO	35,000	Owned		Management and Engineering(Communications)
Juarez, Mexico	34,400	Leased	12-31-2007	Engineering and Manufacturing (Filtration/Fluid Flow)
Minocqua, WI	30,200	Leased	3-31-2010 (three 3-year renewal options)	Engineering and Manufacturing (Test)
Beijing, China	26,200	Leased	4,600 sq. ft. Office 8-30-2007. 21,700 sq. ft. Plant 12-31-2006	Manufacturing (Test)
Stevenage, England	25,650	Leased	8-11-2017 (option to terminate on 8-12-2007)	Management, Engineering and Manufacturing (Test)
St. Louis, MO	19,000	Leased	8-31-2015 (one 5-year renewal option)	ESCO Headquarters
Wellesley, MA	15,100	Leased	9-30-2012	Management and Engineering (Communications)

*	The table does not include an owned vacant facility in Patillas, Puerto Rico, consisting of approximately 110,000 square feet, that was formerly used as a Filtration/Fluid Flow manufacturing facility. The Company ceased operations in this facility in March 2004, and is currently marketing it for sale.
     The Company believes its buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for the Company’s current production requirements.

Item 3. Legal Proceedings
As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. Lindgren is arbitrating a contract dispute with a prime contractor involving the assertion of certain construction delay damages of approximately $3.7 million. The project was completed in 2005. Lindgren vigorously denies responsibility for this delay and for these damages, and has asserted a claim against the prime contractor of $0.9 million based on damages suffered by Lindgren. Lindgren continues to aggressively defend its position and pursue its right to affirmative damages; however, there can be no assurance of the outcome at this time. With respect to claims and litigation asserted or commenced against the Company, it is the opinion of management, that final judgments, if any, which might be rendered against the Company are adequately reserved, covered by insurance and are not likely to have a material adverse effect on its financial condition or results of operation
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Executive Officers of the Registrant
     The following sets forth certain information as of December 13, 2006 with respect to ESCO’s executive officers. These officers have been elected to terms which expire at the first meeting of the Board of Directors after the next annual meeting of Stockholders.

Name	Age	Position(s)

Victor L. Richey, Jr.*	49	Chairman, President, Chief Executive Officer and Director

Gary E. Muenster	46	Senior Vice President and Chief Financial Officer

Alyson S. Barclay	47	Vice President, Secretary and General Counsel

*	Also Chairman of the Executive Committee of the Board of Directors.
     There are no family relationships among any of the executive officers and directors.
     Mr. Richey was President and Chief Operating Officer of ESCO from August 2001 until October 2002. Since October 2002, he has been Chief Executive Officer, and since April 2003, he has also been Chairman. Since October 2006, he has also been President.
     Mr. Muenster was Vice President and Controller of ESCO from May 1998 until October 2002. He was Vice President and Chief Financial Officer from October 2002 until November 2005. Since the latter date, he has been Senior Vice President and Chief Financial Officer.
     Ms. Barclay has been Vice President, Secretary and General Counsel of ESCO since October 1999.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information required by this item is incorporated herein by reference to Notes 11 and 12 of the Notes to Consolidated Financial Statements, “Common Stock Market Price” and “Shareholders’ Summary—Capital Stock Information” appearing in the 2006 Annual Report. As of December 6, 2006, there were approximately 1,815 registered holders of Common Stock (not including Company employees holding shares under the Employee Stock Purchase Plan). ESCO does not anticipate, currently or in the foreseeable future, paying cash dividends on the Common Stock, although it reserves the right to do so to the extent permitted by applicable law and agreements. ESCO’s dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at that time, based on ESCO’s earnings and financial position and such other business considerations as the Board deems relevant. See Item 12 for equity compensation plan information.
ISSUER PURCHASES OF EQUITY SECURITIES*:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
July 1-31, 2006	0	N.A.	0	0
August 1-31, 2006	0	N.A.	0	0
Sep. 1-30, 2006	0	N.A.	0	0

Total	0	N.A.	0	1,200,000

*	A common stock repurchase program (the “2001 Program”) was first approved by the Company’s Board of Directors on February 8, 2001 for a maximum of 2,600,000 shares. On August 7, 2003, this program was extended to September 30, 2004. On August 10, 2004, it was announced that the program was extended to September 30, 2006. On August 3, 2006, the Board of Directors cancelled the 2001 Program, and replaced it with a new common stock repurchase program (the “2006 Program”) for a maximum of 1,200,000 shares. The 2006 Program will expire September 30, 2008. There currently is no repurchase program which the Company has determined to terminate prior to expiration, or under which the Company does not intend to make further purchases.
Item 6. Selected Financial Data
     The information required by this item is incorporated herein by reference to “Five-Year Financial Summary” and Notes 2 and 3 of the Notes to Consolidated Financial Statements appearing in the 2006 Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis” appearing in the 2006 Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis — Market Risk Analysis” appearing in the 2006 Annual Report.
Item 8. Financial Statements and Supplementary Data
     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company on pages 25 through 45 and the report thereon of KPMG LLP, an independent registered public accounting firm, appearing on page 48 of the 2006 Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13A-15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management’s Report on Internal Control Over Financial Reporting and the attestation report thereon of KPMG LLP are incorporated herein by reference to pages 47 and 49, respectively, in the 2006 Annual Report.
     There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Information regarding nominees and directors appearing under “Nominees and Continuing Directors” in the 2007 Proxy Statement is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this Form 10-K. Information regarding the Audit and Finance Committee and its members appearing under “Board of Directors and Committees” in the 2007 Proxy Statement is hereby incorporated by reference.
     Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement is hereby incorporated by reference.
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
Item 11. Executive Compensation
     Information appearing under “Board of Directors and Committees” and “Executive Compensation” (except for the “Report of the Human Resources And Compensation Committee On Executive Compensation” and the “Performance Graph”) in the 2007 Proxy Statement is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information regarding beneficial ownership of shares of common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent stockholders appearing under “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2007 Proxy Statement is hereby incorporated by reference.

Equity Compensation Plan Information:
     The following table summarizes certain information regarding Common Shares that may be issued by the Company pursuant to its equity compensation plans existing as of September 30, 2006.

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights(1)	and rights	in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	1,543,078 (3)	$26.6004 (4)	2,076,773	(5)(6)

Equity compensation plans not approved by security holders	0	N/A	278,758	(7)

Total	1,543,078	$26.6004	2,355,531

(1)	Number of Common Shares is subject to adjustment for any future changes in capitalization for stock splits, stock dividends and similar events.

(2)	Consists of the Company’s 1990, 1994 and 1999 Stock Option Plans, the 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan. Each of the above-cited Plans has been amended without Stockholder approval in accordance with its terms, as follows: the Company’s 1990, 1994 and 1999 Stock Option Plans have been amended to provide for tax withholding, to provide for adjustment upon a special distribution and in certain other respects; the 1994 and 1999 Stock Option Plans have been amended to reflect the change of the Company’s name and the elimination of the Company’s common stock trust receipts; the 1994 Stock Option Plan was amended to authorize the Human Resources and Compensation Committee (the “Committee”), in its discretion, to: (i) permit an optionee who terminates employment with the approval of the Company to exercise his stock option at any time within three months after termination, but before ten years from the date of grant, and (ii) direct that an option award agreement may permit an optionee who terminates employment on account of retirement on or after age 60 to exercise his stock option up to five years after retirement, but before ten years from the date of grant; the 1990, 1994 and 1999 Stock Option Plans and the 2001 Stock Incentive Plan were amended to authorize the Committee to delegate to any employee the power to extend a stock option beyond termination of employment for persons who are not “officers” as defined in Rule 16a-1 under the Exchange Act; the 1994 and 1999 Stock Option Plans and the 2001 Stock Incentive Plan have been amended to authorize the Committee to delegate to the Chief Executive Officer the power to grant stock options to persons who are not such “officers”, with the limitation of 10,000 shares per award and 100,000 shares awarded in the aggregate in any fiscal year; the 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan were amended with respect to Performance Share distributions to: (i) eliminate the participant’s option to pay cash for tax withholding and receive all shares due, and (ii) eliminate the participant’s option to defer the distribution; and the 2004 Incentive Compensation Plan was amended with respect to Performance Share distributions to eliminate the Committee’s discretion to determine the percentage of the distribution to be made in shares or to be withheld for tax payments.

(3)	Includes 155,730 Common Shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the Company’s 2001 Stock Incentive Plan.

(4)	Does not include 155,730 Common Shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the 2001 Stock Incentive Plan, for which there are no exercise prices.

(5)	Comprises 15,475 Common Shares under the 1999 Stock Option Plan, 334,178 Common Shares under the 2001 Stock Incentive Plan and 1,227,120 Common Shares under the 2004 Incentive Compensation Plan.

(6)	Does not include shares that may be purchased on the open market pursuant to the Company’s Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants may elect to have up to 10% of their current salary or wages withheld and contributed to one or more independent trustees for the purchase of Common Shares. At the discretion of an officer of the Company, the Company or a domestic subsidiary or division may contribute cash in an amount not to exceed 20% of the amounts contributed by participants. The total number of Common Shares purchased with the Company’s matching contributions, however, may not exceed 183,446. As of September 30, 2006, 25,310 shares had been purchased with the Company’s matching funds.

(7)	Represents Common Shares issuable pursuant to the Compensation Plan for Non-Employee Directors (the “Compensation Plan”), which provides for each director to be paid (in addition to other fees) an annual retainer fee payable partially in cash and partially in Common Shares. Periodically, the Human Resources and Compensation Committee of the Board of Directors determines the amount of the retainer fee and the allocation of the fee between cash and Common Shares. The maximum number of Common Shares available for distribution under the Compensation Plan is 400,000 shares. The stock portion of the retainer fee is distributable in quarterly installments. Directors may elect to defer receipt of all of their cash compensation and/or all of the stock portion of the retainer fee. The deferred amounts are credited to the director’s deferred compensation account in stock equivalents. Deferred amounts are distributed in Common Shares or cash at such future dates as specified by the director unless distribution is accelerated in certain circumstances, including a change in control of the Company. The stock portion which has been deferred may only be distributed in Common Shares.
Item 13. Certain Relationships and Related Transactions
     None.
Item 14. Principal Accounting Fees and Services
     Information regarding the Company’s independent auditors, their fees and services, and the Company’s Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services appearing under “III. Independent Auditors” in the 2007 Proxy Statement is hereby incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)   Documents filed as a part of this report:
1.	The Consolidated Financial Statements of the Company on pages 25 through 45 and the Report of Independent Registered Public Accounting Firm thereon of KPMG LLP appearing on page 48 of the 2006 Annual Report.
2.	Financial statement schedules have been omitted because the subject matter is disclosed elsewhere in the financial statements and notes thereto, not required or not applicable, or the amounts are not sufficient to require submission.

3.	Exhibits:

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

3.1	Restated Articles of Incorporation	Incorporated by Reference, Exhibit 3(a)[1]

3.2	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by Reference, Exhibit 4(e)[2]

3.3	Articles of Merger effective July 10, 2000	Incorporated by Reference, Exhibit 3(c)[3]

3.4	Bylaws, as amended and restated	Incorporated by Reference, Exhibit 3.4[4]

4.1	Specimen Common Stock Certificate	Incorporated by Reference, Exhibit 4(a)[3]

4.2	Specimen Rights Certificate	Incorporated by Reference, Exhibit B to Exhibit 4.1[5]

4.3	Rights Agreement dated as of September 24, 1990 (as amended and restated as of February 3, 2000) between the Registrant and Registrar and Transfer Company, as successor Rights Agent	Incorporated by Reference, Exhibit 4.1[5]

4.4	Credit Agreement dated as of October 6, 2004, among the Registrant, Wells Fargo Bank, N.A., as agent, and the lenders listed therein	Incorporated by Reference, Exhibit 4.4[6]

10.1	Form of Indemnification Agreement with each of ESCO’s directors.	Incorporated by Reference, Exhibit 10(k)[7]

10.2	Supplemental Executive Retirement Plan as amended and restated as of August 2, 1993*	Incorporated by Reference, Exhibit 10(n)[8]

10.3	Second Amendment to Supplemental Executive Retirement Plan effective May 1, 2001*	Incorporated by Reference, Exhibit 10.4[9]

10.4	Directors’ Extended Compensation Plan*	Incorporated by Reference, Exhibit 10(o)[8]

10.5	First Amendment to Directors’ Extended Compensation Plan effective January 1, 2000*	Incorporated by Reference, Exhibit 10.11[10]

10.6	Second Amendment to Directors’ Extended Compensation Plan effective April 1, 2001*	Incorporated by Reference, Exhibit 10.7[9]

10.7	1994 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.1[11]

10.8	Amendment to 1994 Stock Option Plan effective July 18, 2002*	Incorporated by Reference, Exhibit 10(b)[12]

10.9	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.15[10]

10.10	Severance Plan adopted as of August 10, 1995 (as restated February 5, 2002)*	Incorporated by Reference, Exhibit 10[13]

10.11	Amendment to 1994 Stock Option Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.12[4]

10.12	1999 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.2[11]

10.13	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.3[11]

10.14	Amendment to 1999 Stock Option Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.15[4]

10.15	Employment Agreement with Executive Officer*[14]	Incorporated by Reference, Exhibit 10(bb)[1]

10.16	Amendment to Employment Agreement with Executive Officer*[15]	Incorporated by Reference, Exhibit 10.18[9]

10.17	Executive Stock Purchase Plan*	Incorporated by Reference, Exhibit 10.24[10]

10.18	Compensation Plan For Non-Employee Directors*	Incorporated by Reference, Exhibit 10.22[9]

10.19	2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit B[16]

10.20	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.24[17]

10.21	Form of Non-qualified Stock Option Agreement*	Incorporated by Reference, Exhibit 10.25[17]

10.22	Form of Notice of Award—Performance— Accelerated Restricted Stock *	Incorporated by Reference, Exhibit 10.26[17]

10.23	Form of Supplemental Executive Retirement Plan Agreement *	Incorporated by Reference, Exhibit 10.28[17]

10.24	Amendment to 2001 Stock Incentive Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.29[4]

10.25	Sixth Amendment and Restatement of Employee Stock Purchase Plan effective as of October 15, 2003*	Incorporated by Reference, Appendix C[18]

10.26	Second Amendment to Employment Agreement with V.L. Richey, Jr. (identical document with C.J. Kretschmer)*	Incorporated by Reference, Exhibit 10.1[19]

10.27	Second Amendment to Employment Agreement with G.E. Muenster (identical document with A.S. Barclay)*	Incorporated by Reference, Exhibit 10.2[19]

10.28	Notice of Award — restricted stock award to V.L. Richey, Jr. (identical documents except for number of shares awarded for:	Incorporated by Reference, Exhibit 10.3[19]
C.J. Kretschmer — 4,750 shares; G.E. Muenster — 2,400 shares; A.S. Barclay — 1,800 shares)*

10.29	2004 Incentive Compensation Plan*	Incorporated by Reference, Appendix B[18]

10.30	Summary of Non-Employee Directors’ Compensation*	Incorporated by Reference, Exhibit 10.1[20]

10.31	Performance Compensation Plan Amended and Restated as of November 25, 2002*	Incorporated by Reference, Exhibit 10.2[20]

10.32	2005 Performance Measures and Evaluation Criteria under Performance Compensation Plan*	Incorporated by Reference, Exhibit 10.3[20]

10.33	Awards to Executive Officers Not Reported on Form 8-K, October 4, 2004*	Incorporated by Reference, Exhibit 10.4[20]

10.34	Form of Notice of Award-Performance-Accelerated Restricted-Stock under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.5[20]

10.35	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.6[20]

10.36	Form of Nonqualified Stock Option Agreement under 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.7[20]

10.37	Form of Incentive Stock Option Agreement under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.8[20]

10.38	Form of Nonqualified Stock Option Agreement under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.9[20]

10.39	Second Amendment to 2001 Stock Incentive Plan effective August 3, 2006*

10.40	First Amendment to 2004 Incentive Compensation Plan effective August 3, 2006*

10.41	Employment Agreement with C.J. Kretschmer effective October 1, 2006*

13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2006:
	-	Five-Year Financial Summary (p. 50)
	-	Management’s Discussion and Analysis (pgs. 13-24)
	-	Consolidated Financial Statements (pgs. 25-45 ) and Report of Independent Registered Public Accounting Firm (p. 48)
	-	Management’s Report on Internal Control over Financial Reporting (p.47)
	-	Report of Independent Registered Public Accounting Firm (p.49)
	-	Shareholders’ Summary—Capital Stock Information (p. 51)
	-	Common Stock Market Price (p. 50)

21	Subsidiaries of ESCO

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

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
NOTE: C.J. Kretschmer’s participation in the Severance Plan (Exhibit No. 10.10), his Employment Agreement, as amended, (Exhibit Nos. 10.15, 10.16 and 10.26) and his restricted stock award (Exhibit 10.33) were terminated and/or cancelled effective September 30, 2006.
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

ESCO TECHNOLOGIES INC.
Date: December 13, 2006	By /s/ V.L. Richey, Jr.
V.L. Richey, Jr.
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below effective December 13, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE
/s/ V.L. Richey, Jr. V.L. Richey, Jr.	Chairman, President, Chief Executive Officer and Director
/s/ G.E. Muenster G.E. Muenster	Senior Vice President and Chief Financial Officer, Principal Accounting Officer
W.S. Antle III	Director
/s/ J.M. McConnell J.M. McConnell	Director
/s/ L.W. Solley L.W. Solley	Director
/s/ J.M. Stolze J.M. Stolze	Director
/s/ D.C. Trauscht D.C. Trauscht	Director
J.D. Woods	Director

INDEX TO EXHIBITS
Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

10.39	Second Amendment to 2001 Stock Incentive Plan effective August 3, 2006

10.40	First Amendment to 2004 Incentive Compensation Plan effective August 3, 2006

10.41	Employment Agreement with C.J. Kretschmer effective October 1, 2006

13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2006:
•	Five-year Financial Summary (p. 50)

•	Management’s Discussion and Analysis (pgs. 13-24)

•	Consolidated Financial Statements (pgs. 25-45) and Report of Independent Registered Public Accounting Firm (p. 48)

•	Management’s Report on Internal Control over Financial Reporting (p. 47)

•	Report of Independent Registered Public Accounting Firm (p.49)

•	Shareholders’ Summary—Capital Stock Information (p. 51)

•	Common Stock Market Price (p. 50)

21	Subsidiaries of ESCO

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer
See Item 15(a)3 for a list of exhibits incorporated by reference