Form 10-Q
period 2006-12-31
ESCO TECHNOLOGIES INC
filed 2007-02-08
CIK 866706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at January 31, 2007
            -----                              -------------------------------
[Common stock, $.01 par value per share]             25,890,425 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                Three Months Ended
                                                   December 31,
                                                   ------------

                                                 2006           2005
                                                ------         ------

Net sales                                     $  98,813          90,586
Costs and expenses:
   Cost of sales                                 71,344          63,986
    Selling, general and administrative
     expenses                                    29,384          23,487
    Amortization of intangible assets             2,137             513
    Interest (income) expense, net                 (338)           (717)
   Other (income) and expenses, net                (513)           (378)
                                                   -----           -----
     Total costs and expenses                   102,014          86,891
                                                -------          ------

(Loss) earnings before income taxes              (3,201)          3,695
Income tax (benefit) expense                     (1,820)          1,491
                                                 -------          -----
Net (loss) earnings                           $  (1,381)          2,204
                                                  =====           =====

(Loss) earnings per share:
    Basic                                     $   (0.05)           0.09
                                                   ====            ====

   Diluted                                    $   (0.05)           0.08
                                                   ====            ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                          December 31,    September 30,
                                              2006             2006
                                              ----             ----
ASSETS                                     (Unaudited)
Current assets:
   Cash and cash equivalents                 $   27,998         36,819
   Accounts receivable, net                      75,430         83,816
   Costs and estimated earnings on
    long-term contracts, less progress
    billings of $12,063 and $4,405,
    respectively                                  1,208          1,345
   Inventories                                   55,292         50,984
   Current portion of deferred tax
    assets                                       24,921         24,251
   Other current assets                          11,296         10,042
                                                  ------        ------

       Total current assets                     196,145        207,257

Property, plant and equipment, net               69,227         68,754
Goodwill                                        143,399        143,450
Intangible assets, net                           61,658         59,202
Other assets                                      9,083         10,031
                                                  -----         ------

Total assets                                 $  479,512        488,694
                                                =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current
    maturities of long-term debt             $       -              -
   Accounts payable                              32,122         39,496
   Advance payments on long-term
    contracts, less costs
    incurred of $8,818 and $19,532,
    respectively                                  8,055          7,367
   Accrued salaries                              10,297         13,932
   Accrued other expenses                        20,105         15,100
                                                 ------         ------

       Total current liabilities                 70,579         75,895

Deferred revenue                                  3,997          7,458
Pension obligations                              13,138         13,143
Other liabilities                                14,556         15,764
Long-term debt                                         -             -
                                                -------        -------
       Total liabilities                        102,270        112,260
Shareholders' equity:
    Preferred stock, par value $.01 per
     share, authorized 10,000,000 shares             -              -
     Common stock, par value $.01 per
      share, authorized 50,000,000
      shares, issued 29,044,285 and
      29,030,995 shares, respectively               290            290
   Additional paid-in capital                   237,521        236,390
   Retained earnings                            191,665        193,046
   Accumulated other comprehensive loss          (1,051)        (2,070)
                                                 ------         ------
                                                428,425        427,656
   Less treasury stock, at cost:
    3,163,626 and 3,166,026 common
    shares, respectively                        (51,183)       (51,222)
                                                -------        -------
       Total shareholders' equity               377,242        376,434
                                                -------        -------

Total liabilities and shareholders'
 equity                                      $  479,512        488,694
                                             ==========        =======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                    Three Months Ended
                                                       December 31,
                                                       ------------

                                                 2006               2005
                                                 ----               ----
Cash flows from operating activities:
    Net (loss) earnings                        $ (1,381)            2,204
    Adjustments  to  reconcile  net (loss)
     earnings  to net cash  provided  by
     operating activities:
       Depreciation and amortization              4,909             3,078
       Stock compensation expense                 1,486             1,273
       Changes in operating working capital       1,325              (532)
       Effect of deferred taxes                  (1,259)           (3,090)
       Change in deferred  revenue and
        costs, net                               (2,278)              285
       Other                                       (756)           (1,286)
                                                   ----            ------
          Net cash  provided by  operating
           activities                             2,046             1,932
Cash flows from investing activities:
    Acquisition of businesses, less cash acquired    -            (28,833)
    Capital expenditures                         (2,787)           (2,320)
    Additions to capitalized software            (8,344)           (5,724)
                                                 ------            ------
          Net cash used by  investing
           activities                           (11,131)          (36,877)
Cash flows from financing activities:
    Excess tax benefit from stock
     options exercised                               20               112
    Proceeds from exercise of stock options         301               267
    Other                                           (57)              441
                                                    ---               ---

          Net cash provided by
           financing activities                     264               820
                                                    ---               ---
Net decrease in cash and cash equivalents        (8,821)          (34,125)
Cash and cash equivalents, beginning of period   36,819           104,484
                                                 ------           -------

Cash and cash equivalents, end of period       $ 27,998          $ 70,359
                                               ========          ========


See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The Company's business is typically not impacted by seasonality, however, the results for the three-month period ended December 31, 2006 are not necessarily indicative of the results for the entire 2007 fiscal year.


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

                                         Three Months Ended
                                            December 31,
                                            ------------

                                         2006          2005
                                         ----          ----
     Weighted Average Shares
     Outstanding - Basic                25,874        25,575
     Dilutive Options and
     Restricted Shares                      -            759
                                        ------        ------
     Adjusted Shares- Diluted           25,874        26,334
                                        ======        ======



     The Company incurred a net loss in the first quarter of fiscal 2007, therefore, the dilutive options and restricted shares are not included if the result would be antidilutive and therefore, diluted EPS is computed in the same manner as basic EPS. Options to purchase 574,418 shares of common stock at prices ranging from $42.10 - $54.88 and options to purchase 166,420 shares of common stock at prices ranging from $38.85 - $50.26 were outstanding during the three month periods ended December 31, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2013. Approximately 34,000 restricted shares were excluded from the computation of diluted EPS based upon the application of the treasury stock method for the three-month period ended December 31, 2005.

3.   SHARE-BASED COMPENSATION

     The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

     Stock Option Plans
     ------------------
     The Company's stock option awards are generally subject to graded vesting over a three year service period. All outstanding options were granted at prices equal to fair market value at the date of grant. The options granted prior to September 30, 2003 have a ten-year contractual life from date of issuance, expiring in various periods through 2013. Beginning in fiscal 2004, the options granted have a five-year contractual life from date of issuance. Beginning with fiscal 2006 awards, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Prior to fiscal 2006, the Company calculated the pro forma compensation cost using the graded vesting method (FIN 28 approach).

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three month period ended December 31, 2006 and 2005, respectively: expected dividend yield of 0% in both periods; expected volatility of 27.2% and 28.6%; risk-free interest rate of 4.6% and 4.5%; and expected term of 3.5 years for both periods. Pre-tax compensation expense related to the stock option awards was $0.8 million and $0.5 million for the three-month periods ended December 31, 2006 and 2005, respectively.

     Information regarding stock options awarded under the option plans is as follows:



                                                                     Weighted-
                                                    Aggregate         Average
                                                    Intrinsic        Remaining
                                        Weighted      Value         Contractual
                           Shares       Avg. Price  (in millions)      Life
                           ------       ----------  -------------      ----
     Outstanding at
     October 1, 2006     1,387,348       $26.60

     Granted               284,780       $45.76

     Exercised             (14,381)      $24.28        $0.3

     Cancelled              (3,168)      $41.36
                             ------      ------

     Outstanding at
     December 31, 2006   1,654,579       $29.89        $26.2        3.7 years
                         =========        =====

     Exercisable at
     December 31, 2006     979,281       $21.14        $23.8
                           =======        =====


     The weighted-average grant-date fair value of options granted during the three-month period ended December 31, 2006 and 2005 was $12.25 and $11.74, respectively.

     Performance-accelerated Restricted Share Awards
     -----------------------------------------------

     The performance-accelerated restricted shares (restricted shares) vest over five years with accelerated vesting if certain performance targets are achieved. In these cases, if it is probable that the performance condition will be met, the Company recognizes compensation cost on a straight-line basis over the shorter performance period; otherwise, it will recognize compensation cost over the longer service period. Compensation cost for all outstanding restricted share awards is being recognized over the shorter performance period as it is probable the performance condition will be met. The restricted share award grants were valued at the stock price on the date of grant. Pre-tax compensation expense related to the restricted share awards was $0.5 million and $0.6 million for the three-month periods ended December 31, 2006 and 2005, respectively.

     The following summary presents information regarding outstanding restricted share awards as of December 31, 2006 and changes during the three-month period then ended:



                                                                Weighted
                                             Shares            Avg. Price

     Nonvested at October 1, 2006            155,730             $34.33
     Granted                                  62,030             $45.69
                                              ------             ------
     Nonvested at December 31, 2006          217,760             $37.56
                                             =======             ======


     Non-Employee Directors Plan
     ---------------------------
     Pursuant to the non-employee directors compensation plan, each non-employee director receives a retainer of 800 common shares per quarter. Pre-tax compensation expense related to the non-employee director grants was $0.2 million and $0.2 million for the three-month periods ended December 31, 2006 and 2005, respectively.

     The total share-based compensation cost that has been recognized in results of operations and included within SG&A was $1.5 million and $1.3 million for the three-month periods ended December 31, 2006 and 2005, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.4 million and $0.4 million for the three-month periods ended December 31, 2006 and 2005, respectively. As of December 31, 2006, there was $13.6 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.5 years.


4.    INVENTORIES
     Inventories consist of the following (in thousands):
                                                    December 31,   September 30,
                                                        2006            2006
                                                        ----            ----

     Finished goods                                    $  15,971        12,834
     Work in process, including long-term
     contracts                                            14,343        13,211
     Raw materials                                        24,978        24,939
                                                          ------        ------
          Total inventories                            $  55,292        50,984
                                                       =========        ======


5.   COMPREHENSIVE (LOSS) INCOME

     Comprehensive (loss) income for the three-month periods ended December 31, 2006 and 2005 was $(0.4) million and $1.5 million, respectively. For the three-month period ended December 31, 2006, the Company's comprehensive loss was positively impacted by foreign currency translation adjustments of $1.0 million. For the three-month period ended December 31, 2005, the Company's comprehensive income was negatively impacted by foreign currency translation adjustments of $0.7 million.


6.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in three segments: Communications, Filtration/Fluid Flow and Test. The components of the Filtration/Fluid Flow segment are presented separately due to differing long-term economics.

     Management evaluates and measures the performance of its operating segments based on "Net Sales" and "EBIT", which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes.

        ($ in thousands)                 Three Months ended
                                            December 31,
                                            ------------

      NET SALES                   2006                         2005
      ---------                   ----                         ----
      Communications            $ 30,034                       19,133

      PTI                         11,619                       10,697
      VACCO                        6,681                        8,054
      Filtertek                   22,277                       22,695
                                  ------                       ------
      Filtration/Fluid Flow       40,577                       41,446


      Test                        28,202                       30,007
                                  ------                       ------
      Consolidated totals       $ 98,813                       90,586
                                ========                       ======

      EBIT
      ----
      Communications              (2,782)                        (959)

      PTI                          1,103                        1,199
      VACCO                          338                        1,891
      Filtertek                      376                          997
      Filtration/Fluid Flow        1,817                        4,087
                                   -----                        -----

      Test                         2,143                        2,916

      Corporate                   (4,717)                      (3,066)
                                  ------                       ------
      Consolidated EBIT           (3,539)                       2,978
      Add: Interest income           338                          717
                                     ---                          ---
      Earnings (loss)
      before income taxes       $ (3,201)                       3,695
                                ========                        =====


7.   RETIREMENT AND OTHER BENEFIT PLANS

     A summary of net periodic benefit expense for the Company's defined benefit plans and postretirement healthcare and other benefits for the three-month periods ended December 31, 2006 and 2005 are shown in the following tables. Net periodic benefit cost for each period presented is comprised of the following:

                                            Three Months Ended
                                                December 31,
                                                ------------
     (Dollars in thousands)                  2006          2005
                                             ----          ----
     Defined benefit plans
          Interest cost                    $  688           650
          Expected return on assets          (700)         (675)
     Amortization of:
             Prior service cost                 2            -
          Actuarial loss                       98           125
                                               --           ---
     Net periodic benefit cost             $   88           100
                                               ==           ===


Net periodic postretirement (retiree medical) benefit cost for each period presented is comprised of the following:

                                      Three Months Ended
                                         December 31,
                                         ------------
     (Dollars in thousands)           2006           2005
                                      ----           ----
     Service cost                    $  10              9
     Interest cost                      12             10
     Prior service cost                 (1)            -

     Amortization  of  actuarial
      gain                             (11)            (9)
                                       ---             --
     Net periodic postretirement
      benefit cost                   $  10             10
                                        ==             ==


8.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


     In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the Company's fiscal year-end, which is the date the Company currently uses. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006. The adoption of SFAS 158 is not expected to have a material impact to the Company's financial position or results of operations.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." This Interpretation is effective for the Company beginning October 1, 2007. This Interpretation prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the adoption of this Interpretation and does not currently have an estimate of the impact on the consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company's results from continuing operations, except where noted. References to the first quarters of 2006 and 2005 represent the fiscal quarters ended December 31, 2006 and 2005, respectively.

NET SALES

Net sales increased $8.2 million, or 9.1%, to $98.8 million for the first quarter of 2007 from $90.6 million for the first quarter of 2006 due to the 2006 acquisitions of Hexagram and Nexus. Favorable foreign currency values resulted in approximately $1.1 million of the sales increase realized during the 2007 first quarter.

-Communications
---------------
Net sales increased $10.9 million, or 57.1%, to $30.0 million for the first quarter of 2007 from $19.1 million for the first quarter of 2006. The sales increase in the first quarter of 2007 as compared to the prior year quarter was due to: $7.6 million in sales from Hexagram; an increase in sales of $2.4 million from Nexus (due to a full quarter of sales compared to one month included in prior year quarter); an additional $0.8 million of sales of DCSI's automatic meter reading (AMR) products to COOP customers and investor-owned utilities (IOUs); and $0.1 million of higher shipments of Comtrak's SecurVision video security products. In the first quarter of 2007, DCSI's sales to COOP and public power (Municipal) customers were $11.7 million compared to $11.4 million in the first quarter of 2006.

Sales of SecurVision products were $2.6 million for the first quarter of 2007 as compared to $2.5 million for the prior year first quarter.

-Filtration/Fluid Flow
----------------------
Net sales decreased $0.9 million, or 2.2%, to $40.6 million for the first quarter of 2007 from $41.5 million for the first quarter of 2006. The sales decrease during the fiscal quarter ended December 31, 2006 as compared to the prior year quarter is mainly due to: a decrease in defense spares and T-700 shipments at VACCO of $1.4 million; a net sales decrease at Filtertek of $0.4 million driven by lower automotive shipments; partially offset by higher commercial aerospace shipments at PTI of $0.9 million.

-Test
-----

For the first quarter of 2007, net sales of $28.2 million were $1.8 million, or 6.0%, lower than the $30.0 million of net sales recorded in the first quarter of fiscal 2006. The sales decrease in the first quarter of 2007 as compared to the prior year quarter was mainly due to: a $1.5 million decrease in net sales from the Company's European operations due to the timing of test chamber sales; a $1.0 million decrease in net sales from the Company's U.S. operations driven by the timing of sales of test chambers and components; partially offset by a $0.7 million increase in net sales from the Company's Asian operations due to several chamber projects in Japan. Approximately $3 million of test chamber and component sales were delayed due to site readiness issues ("parent building" general contracting delays) at several locations.

ORDERS AND BACKLOG
Backlog was $300.9 million at December 31, 2006 compared with $253.4 million at September 30, 2006. The Company received new orders totaling $146.3 million in the first quarter of 2007 compared to $126.1 million ($117.1 million of new orders and $9.0 million of Nexus acquired backlog) in the prior year quarter. New orders of $61.8 million were received in the first quarter of 2007 related to Communications products, $45.3 million related to Filtration/Fluid Flow products and $39.3 million related to Test products. Significant orders received in the first quarter of 2007 included: $15.5 million of orders from Pacific Gas & Electric (PG&E) mentioned below; a $6.3 million automotive test chamber order in India; a $3.4 million aerospace filtration order with Boeing; a $1.0 million chamber order in Korea; and a $1.0 million chamber order in Canada to test handheld communications devices

In November 2005, DCSI signed an agreement with PG&E with an anticipated contract value of up to approximately $310 million covering up to five million endpoints over a five year deployment period beginning in fiscal 2007. Also, in November 2005, Hexagram entered into an agreement to provide equipment, software and services to PG&E in support of the gas utility portion of PG&E's AMI project. The total anticipated contract revenue from commencement through the five-year full deployment for this Hexagram contract is expected to be up to approximately $225 million. The Company received orders totaling $15.5 million from PG&E under these agreements during the first quarter of fiscal 2007.

New orders of $59.2 million were received in the first quarter of 2006 related to Communications products (including the $9.0 million of Nexus acquired backlog), $41.1 million related to Filtration/Fluid Flow products and $25.8 million related to Test products.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets was $2.1 million and $0.5 million for the three-month periods ended December 31, 2006 and 2005, respectively. Amortization of intangible assets for the three-month periods ended December 31, 2006 and 2005, included $0.7 million and $0.1 million, respectively, of amortization of acquired intangible assets related to the Nexus and Hexagram acquisitions. The amortization of acquired intangible assets related to Nexus and Hexagram are included in Corporate's operating results, see "EBIT - Corporate". The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses). During the three-month periods ended December 31, 2006 and 2005, the Company recorded $0.9 million and zero, respectively, of amortization related to DCSI's TNG capitalized software.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the first quarter of 2007 were $29.4 million (29.7% of net sales), compared with $23.5 million (25.9% of net sales) for the prior year quarter. The increase in SG&A spending in the quarter ended December 31, 2006 as compared to the prior year quarter was primarily due to: $2.8 million of SG&A expenses related to Hexagram; an increase of $1.9 million in SG&A expenses related to Nexus (due to a full quarter of SG&A expenses compared to one month included in the prior year quarter); $0.8 million of sales and marketing expenses incurred in the Test segment to further expand its Asian presence; and $0.4 million increase at Corporate due to an increase in professional fees incurred to support a research tax credit project.


OTHER (INCOME) AND EXPENSES, NET
Other income, net, was $0.5 million for the first quarter of 2007 compared to $0.4 million for the prior year quarter. Principal components of other income, net, for the first quarter of 2007 included $0.6 million of royalty income. The principal components of other income, net, for the first quarter of fiscal 2006 included the following items: $0.6 million of royalty income; partially offset by a $0.2 million charge related to the termination of a subcontract manufacturer.

EBIT
The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $(3.5) million (3.6% of net sales) for the first quarter of 2007 and $3.0 million (3.3% of net sales) for the first quarter of 2006. The decrease in EBIT for the first quarter of 2007 as compared to the prior year period is primarily due to the decrease in margins in the Communications segment described below.

This Form 10-Q contains the financial measure "EBIT", which is not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). EBIT provides investors and Management with an alternative method for assessing the Company's operating results. The Company defines "EBIT" as earnings from continuing operations before interest and taxes. Management evaluates the performance of its operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of the Company's business segments by excluding interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations within the Company and incentive compensation. The following table presents a reconciliation of EBIT to net (loss) earnings.

                                   Three Months ended
($ in thousands)                       December 31,
                                       ------------

                                  2006              2005
                                  ----              ----

EBIT                          $ (3,539)            2,978
Add: Interest income               338               717
Income taxes                    (1,820)            1,491
                                ------             -----
Net (loss) earnings           $ (1,381)            2,204
                                 =====             =====


-Communications
---------------
EBIT in the first quarter of 2007 was a loss of $(2.8) million compared to a loss of $(1.0) million in the prior year quarter. The additional loss for the first quarter of 2007 was due to: a $1.7 million increase in loss at DCSI resulting from the amortization expenses of its TNG software and PG&E related program support costs; a $0.3 million loss at Hexagram due to development costs incurred on new products; a $0.2 million increase in loss at Nexus due to additional SG&A spending related to marketing and new product initiatives; partially offset by an EBIT contribution of $0.3 million at Comtrak. The Company does not expect an EBIT loss in the Communications segment to continue during the remainder of fiscal 2007 due to the projected increase in sales supported by the orders received during the first quarter of 2007.

-Filtration/Fluid Flow
----------------------
EBIT was $1.8 million (4.5% of net sales) and $4.1 million (9.9% of net sales) in the first quarters of 2007 and 2006, respectively. For the first quarter of 2007 as compared to the prior year quarter, EBIT decreased $2.3 million due to: a $1.6 million decrease at VACCO due to lower defense spares shipments and additional engineering costs on new Space programs; a $0.6 million decrease at Filtertek due to lower sales volumes and higher raw material costs; and a $0.1 million decrease at PTI resulting from changes in sales mix and higher material costs.

-Test
-----
EBIT in the first quarter of 2007 was $2.1 million (7.6% of net sales) as compared to $2.9 million (9.7% of net sales) in the prior year quarter. EBIT decreased $0.8 million as compared to the prior year quarter due to timing delays in chamber projects, reduced component sales, additional sales and marketing costs to support near-term sales growth opportunities and increased material costs.

-Corporate
----------
Corporate costs included in EBIT were $4.7 million and $3.1 million for the three-month periods ended December 31, 2006 and 2005, respectively. The increase in Corporate costs in the first quarter of 2007 as compared to the prior year quarter was due to: $0.6 million of additional pre-tax amortization of acquired intangible assets related to Nexus and Hexagram; $0.4 million of additional professional fees incurred to support a research tax credit project; $0.2 million of additional expense related to stock compensation, and an increase in headcount. In the first quarter of 2007, Corporate costs included $1.5 million of pre-tax stock compensation expense and $0.7 million of pre-tax amortization of acquired intangible assets related to Nexus and Hexagram.

INTEREST INCOME, NET
Interest income, net, was $0.3 million and $0.7 million for the three-month periods ended December 31, 2006 and 2005, respectively. The decrease in interest income in the first quarter of 2007 as compared to the prior year quarter was due to lower average cash balances on hand.

INCOME TAX EXPENSE
The first quarter 2007 effective income tax rate was a benefit of 56.9% compared to an expense of 40.4 % in the first quarter of 2006. The first quarter 2007 income tax benefit was favorably impacted by a $0.9 million, net, research tax credit. The effect of the research tax credit positively impacted the first quarter 2007 rate by 27.9%. The first quarter 2007 rate was unfavorably impacted by 8.5% due to additional state and foreign tax liabilities and by 1.9% due to non-deductible stock option expense related to foreign optionees. The Company estimates the fiscal 2007 tax rate to be approximately 39%.

In December 2006, the President signed into law the "Tax Relief and Health Care Act of 2006" (The Act). The Act extended the expiration date for the research tax credit from December 31, 2005 to December 31, 2007. The Company expects an additional research credit claim of approximately $1.0 million, net, to be recorded for the year ending September 30, 2007.

CAPITAL RESOURCES AND LIQUIDITY
Working capital (current assets less current liabilities) decreased to $125.6 million at December 31, 2006 from $131.4 million at September 30, 2006. Accounts receivable decreased by $8.4 million in the first quarter of 2007, of which $6.3 million related to DCSI due to customer collections; and $2.9 million related to the Filtration segment due to timing and volume of sales. The $4.3 million increase in inventories at December 31, 2006 is mainly due to a $3.4 million increase within the Communications segment due to the timing of expected sales. Accounts payable decreased by $7.4 million in the first quarter of 2007, of which $3.2 million related to DCSI due to timing of vendor payments.

Net cash provided by operating activities was $2.0 million and $1.9 million for the three-month periods ended December 31, 2006 and 2005, respectively.

In December 2006, DCSI signed an agreement with an additional independent manufacturer to produce and supply a significant portion of DCSI's end-products.

Capital expenditures were $2.8 million and $2.3 million in the first quarter of fiscal 2007 and 2006, respectively. Major expenditures in the current period included manufacturing equipment used in the Filtration/Fluid Flow businesses.

At December 31, 2006, intangible assets, net, of $61.7 million included $48.5 million of capitalized software. Approximately $42.6 million of the capitalized software balance represents software development costs on the TNG software within the Communications segment to further penetrate the IOU market. TNG is being deployed to efficiently handle the additional levels of communications dictated by the size of the service territories and the frequency of reads that are required under time-of-use or critical peak pricing scenarios to meet the requirements of large IOUs. At December 31, 2006, the Company had approximately $8 million of commitments related to the development of TNG version 2.0 which is expected to be spent over the next seven months. Amortization of TNG is on a straight-line basis over seven years and began in March 2006. The Company recorded $0.9 million in amortization expense related to TNG in the first quarter of 2007.

The closure and relocation of the Filtertek Puerto Rico facility was completed in March 2004. The Puerto Rico facility is included in other current assets with a carrying value of $3.6 million at December 31, 2006. The facility is being marketed for sale.

In October 2004, the Company entered into a $100 million five-year revolving bank credit facility with a $50 million increase option that has a final maturity and expiration date of October 6, 2009. At December 31, 2006, the Company had approximately $99.2 million available to borrow under the credit facility in addition to $28.0 million cash on hand. At December 31, 2006, the Company had no borrowings, and outstanding letters of credit of $2.2 million ($0.8 million outstanding under the credit facility). Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

Pacific Gas & Electric
----------------------
In November 2005, DCSI entered into a contract to provide equipment, software and services to Pacific Gas & Electric (PG&E) in support of the electric portion of PG&E's Advanced Metering Infrastructure (AMI) project. PG&E's current AMI project plan calls for the purchase of TWACS communication equipment for up to approximately five million electric customers over a five-year period after the commencement of full deployment. The total anticipated contract value from commencement through the five-year full deployment period is expected to be up to approximately $310 million. PG&E also has the right to purchase additional equipment and services to support existing and new customers through the twenty year term of the contract. Equipment will be purchased by PG&E only upon issuance of purchase orders and release authorizations. PG&E will continue to have the right to purchase products or services from other suppliers for the electric portion of the AMI project. On July 20, 2006, the California Public Utilities Commission approved PG&E's AMI project. DCSI has agreed to deliver to PG&E versions of its newly developed TNG software as they become available and are tested. Delivery of the final version for which DCSI has committed is currently anticipated in the fourth quarter of fiscal 2007. In accordance with U.S. generally accepted accounting standards, the Company will defer all revenue related to the DCSI arrangement until all software is delivered and acceptance criteria have been met. The contract provides for liquidated damages in the event of DCSI's late development or delivery of hardware and software, and includes indemnification and other customary provisions. The contract may be terminated by PG&E for default, for its convenience and in the event of a force majeure lasting beyond certain prescribed periods. The Company has guaranteed the obligations of DCSI under the contract. If PG&E terminates the contract for its convenience, DCSI will be entitled to recover certain costs.

In November 2005, Hexagram entered into a contract to provide equipment, software and services to PG&E in support of the gas utility portion of PG&E's AMI project. The total anticipated contract revenue from commencement through the five-year full deployment is expected to be up to approximately $225 million. As with DCSI's contract with PG&E, equipment will be purchased only upon issuance of purchase orders and release authorizations, and PG&E will continue to have the right to purchase products or services from other suppliers for the gas utility portion of the AMI project. On July 20, 2006, the California Public Utilities Commission approved PG&E's AMI project. The contract provides for liquidated damages in the event of late deliveries, includes indemnification and other customary provisions, and may be terminated by PG&E for default, for its convenience and in the event of a force majeure lasting beyond certain prescribed periods. The Company has guaranteed the performance of the contract by Hexagram.

CRITICAL ACCOUNTING POLICIES
Management has evaluated the accounting policies used in the preparation of the Company's financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006 at Exhibit 13, as supplemented by Note 2 to the Consolidated Financial Statements in Item 1 hereof.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the Company's fiscal year-end, which is the date the Company currently uses. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006. The adoption of SFAS 158 is not expected to have a material impact to the Company's financial position or results of operations.


In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." This Interpretation is effective for the Company beginning October 1, 2007. This Interpretation prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the adoption of this Interpretation and does not currently have an estimate of the impact on the consolidated financial statements.


FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities  laws.  Forward  looking  statements  include  those  relating to the estimates  or  projections  made in  connection  with the  Company's  accounting policies, SFAS 158, FASB Interpretation No. 48, annual effective tax rate, research tax credits, timing of Communications segment commitments and expenditures, outcome of current claims and litigation, future cash flow, capital requirements and operational needs for the foreseeable future, the ultimate values and timing of revenues under the DCSI / PG&E contract and the Hexagram / PG&E contract, the start of deployment under the Company's PG&E contracts, the future delivery and acceptance of the TNG software by PG&E, and timing of spending for TNG commitments. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: actions by PG&E's Board of Directors and PG&E's management impacting PG&E's AMI projects; the timing and success of DCSI's software development efforts; the timing and content of purchase order releases under PG&E's contracts; the Company's successful performance under the PG&E contracts; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; successful execution of the planned sale of the Company's Puerto Rico facility; material changes in the costs of certain raw materials including steel, copper and petroleum based resins; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company's successful execution of internal operating plans.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the Company's market risks since September 30, 2006. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for further discussion about market risk.


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


                            PART II OTHER INFORMATION


ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2006, the Company's Board of Directors authorized an open market common stock repurchase program for up to 1.2 million shares, subject to market conditions and other factors, which covers the period through September 30, 2008. There were no stock repurchases during the three-month period ended December 31, 2006.

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

        3.3    Articles of Merger           Incorporated by reference to
               effective July 10, 2000      Form 10-Q for the fiscal
                                            quarter ended June 30, 2000,
                                            at Exhibit 3(c)

        3.4    Bylaws, as amended and       Incorporated by reference to
               restated as of July 10,      Form 10-K for the fiscal year
               2000.                        ended September 30, 2003, at
                                            Exhibit 3.4

        3.5    Amendment to Bylaws
               effective as of February
               2, 2007.

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

         4.5   Consent and waiver to        Incorporated by reference to
               Credit Agreement (listed     Current Report on Form 8-K
               as 4.4, above) dated as      dated February 2, 2006 at
               of January 20, 2006          Exhibit 4.1

        31.1   Certification of Chief
               Executive Officer
               relating to Form 10-Q
               for period ended
               December 31, 2006

        31.2   Certification of Chief
               Financial Officer
               relating to Form 10-Q
               for period ended
               December 31, 2006

         32    Certification of Chief
               Executive Officer and
               Chief Financial Officer
               relating to Form 10-Q
               for period ended
               December 31, 2006

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





Dated:   February 8, 2007