Form 10-Q
period 2007-03-31
ESCO TECHNOLOGIES INC
filed 2007-05-09
CIK 866706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at April 30, 2007
 --------------------------------------         ------------------------------
[Common stock, $.01 par value per share]               25,944,354 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                   Three Months Ended
                                                       March 31,
                                                       ---------


                                                  2007           2006
                                                  ----           ----


Net sales                                       $ 129,068        122,884
Costs and expenses:
   Cost of sales                                   83,021         80,514
   Selling, general and administrative             31,432         26,703
     expenses
    Amortization of intangible assets               2,909          1,536
    Interest (income) expense, net                   (217)          (100)
    Other (income) and expenses, net                  (93)        (1,548)
                                                      ---         ------
      Total costs and expenses                    117,052        107,105

Earnings before income taxes                       12,016         15,779
Income tax expense                                  2,398          8,436
                                                    -----          -----
Net earnings                                    $   9,618          7,343
                                                =========          =====

Earnings per share:
   Basic                                        $    0.37           0.29
                                                =========           ====

   Diluted                                      $    0.36           0.28
                                                =========           ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                    Six Months Ended
                                                       March 31,
                                                       ---------


                                                   2007           2006
                                                   ----           ----

Net sales                                       $ 227,881         213,470
Costs and expenses:
    Cost of sales                                 154,366         144,501
    Selling, general and administrative            60,816          50,189
      expenses
    Amortization of intangible assets               5,046           2,049
    Interest (income) expense, net                   (555)           (817)
    Other (income) and expenses, net                 (607)         (1,926)
                                                     ----          ------
        Total costs and expenses                  219,066         193,996

Earnings before income taxes                        8,815          19,474
Income tax expense                                    578           9,926
                                                      ---           -----
Net earnings                                       $8,237           9,548
                                                   ======           =====

Earnings per share:
    Basic                                        $   0.32            0.37
                                                 ========            ====

    Diluted                                      $   0.31            0.36
                                                 ========            ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                               March 31,     September 30,
                                                 2007            2006
                                                 ----            ----
ASSETS                                       (Unaudited)
Current assets:
    Cash and cash equivalents                  $   28,045          36,819
    Accounts receivable, net                       91,362          83,816
    Costs and estimated earnings on
      long-term contracts, less progress
      billings of $5,337 and $4,405,
      respectively                                  3,046           1,345
    Inventories                                    59,270          50,984
    Current portion of deferred tax assets         39,129          24,251
    Other current assets                           15,863          10,042
                                                   ------          ------
       Total current assets                       236,715         207,257

Property, plant and equipment, net                 71,129          68,754
Goodwill                                          144,430         143,450
Intangible assets, net                             67,366          59,202
Other assets                                        9,367          10,031
                                                    -----          ------
Total assets                                   $  529,007         488,694
                                               ==========         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current
      maturities of long-term debt             $        -               -
    Accounts payable                               47,421          39,496
    Advance payments on long-term
      contracts, less costs incurred of
      $18,633 and $19,532, respectively             7,035           7,367
    Accrued salaries                               12,792          13,932
    Current portion of deferred revenue            14,146           3,569
    Accrued other expenses                         11,058          11,531
                                                   ------          ------
       Total current liabilities                   92,452          75,895
Deferred revenue                                    3,761           7,458
Pension obligations                                13,113          13,143
Deferred tax liabilities                           18,361           3,750
Other liabilities                                  11,953          12,014
Long-term debt                                          -               -
                                                  -------         -------
       Total liabilities                          139,640         112,260
Shareholders' equity:
    Preferred stock, par value $.01 per
      share, authorized 10,000,000 shares               -               -
    Common stock, par value $.01 per
      share, authorized 50,000,000 shares,
      issued 29,063,694 and 29,030,995
      shares, respectively                            291             290
    Additional paid-in capital                    239,381         236,390
    Retained earnings                             201,283         193,046
    Accumulated other comprehensive loss             (490)         (2,070)
                                                     ----          ------
                                                  440,465         427,656
    Less treasury stock, at cost:
      3,158,366 and 3,166,026 common
      shares, respectively                        (51,098)        (51,222)
                                                  -------         -------
       Total shareholders' equity                 389,367         376,434
                                                  -------         -------
Total liabilities and shareholders' equity     $  529,007         488,694
                                               ==========         =======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                   Six Months Ended
                                                       March 31,
                                                       ---------

                                                 2007            2006
                                                 ----            ----
Cash flows from operating activities:
    Net earnings                                $  8,237             9,548
    Adjustments  to reconcile  net earnings
      to  net  cash   provided  by  operating
      activities:
       Depreciation and amortization              10,571             7,219
       Stock compensation expense                  2,932             2,643
       Changes in operating working capital      (10,097)            7,624
       Effect of deferred taxes                     (267)           (1,563)
       Change  in   deferred   revenue  and
       costs, net                                  2,982               915
       Other                                         (25)             (197)
                                                  ------            ------
          Net cash  provided  by  operating
          activities                              14,333            26,189
Cash flows from investing activities:
    Acquisition  of  businesses,  less cash
      acquired                                    (1,250)          (90,862)
    Capital expenditures                          (7,180)           (4,296)
    Additions to capitalized software            (15,320)          (18,095)
                                                 -------           -------
          Net   cash   used  by   investing
          activities                             (23,750)         (113,253)
Cash flows from financing activities:
    Borrowings from long-term debt                     -            47,000
    Principal payments on long-term debt               -           (47,000)
    Excess tax benefit  from stock  options
    exercised                                         73               880
    Proceeds from exercise of stock options          706             1,526
    Other                                           (136)            1,117
                                                    ----             -----
          Net cash  provided  by  financing
          activities                                 643             3,523
                                                     ---             -----

Net decrease in cash and cash equivalents         (8,774)          (83,541)
Cash and  cash  equivalents,  beginning  of
period                                            36,819           104,484
                                                  ------           -------

Cash and cash equivalents, end of period        $ 28,045            20,943
                                                ========            ======


See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Certain 2006 amounts have been reclassified to conform with the 2007 presentation.

     The Company's business is typically not impacted by seasonality, however, the results for the three and six-month periods ended March 31, 2007 are not necessarily indicative of the results for the entire 2007 fiscal year.


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

                                Three Months Ended      Six Months Ended
                                     March 31,              March 31,
                                     ---------              ---------

                                 2007        2006        2007        2006
                                 ----        ----        ----        ----
     Weighted Average Shares
     Outstanding - Basic
                                 25,895      25,659      25,885      25,620
     Dilutive Options and
     Restricted Shares              596         789         592         782
                                    ---         ---         ---         ---
     Adjusted Shares- Diluted
                                 26,491      26,448      26,477      26,402
                                 ======      ======      ======      ======


     Options to purchase 582,322 shares of common stock at prices ranging from $42.10 - $54.88 and options to purchase 282,069 shares of common stock at prices ranging from $42.99 - $50.26 were outstanding during the three month periods ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2013. Approximately 26,000 and 19,000 restricted shares were excluded from the computation of diluted EPS based upon the application of the treasury stock method for the three-month period ended March 31, 2007 and 2006, respectively.

3.   SHARE-BASED COMPENSATION

     The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

     Stock Option Plans

     The Company's stock option awards are generally subject to graded vesting over a three year service period. All outstanding options were granted at prices equal to fair market value at the date of grant. The options granted prior to September 30, 2003 have a ten-year contractual life from date of issuance, expiring in various periods through 2013. Beginning in fiscal 2004, the options granted have a five-year contractual life from date of issuance. Beginning with fiscal 2006 awards, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Prior to fiscal 2006, the Company calculated the pro forma compensation cost using the graded vesting method.

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


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three month period ended March 31, 2007 and 2006, respectively: expected dividend yield of 0% in both periods; expected volatility of 28.0% in both periods; risk-free interest rate of 4.9% and 4.5%; and expected term of 3.5 years in both periods. Pre-tax compensation expense related to the stock option awards was $0.7 million and $1.5 million for the three and six-month periods ended March 31, 2007, respectively, and $0.6 million and $1.1 million for the respective prior year periods.

     Information regarding stock options awarded under the option plans is as follows:



                                                      Aggregate     Weighted-
                                                      Intrinsic      Average
                                          Weighted     Value         Remaining
                                             Avg.      (in          Contractual
                                 Shares     Price     millions)        Life

     Outstanding at October     1,387,348
     1, 2006                                 $26.60
     Granted                      289,280    $45.75
     Exercised                    (33,790)   $22.67      $   0.8
     Cancelled                    (10,670)   $35.79
                                  -------    ------
     Outstanding at March 31,
     2007                       1,632,168    $30.02      $  24.9    3.5 years
                                ---------    ------

     Exercisable at March 31,
     2007                         978,391    $21.35      $  23.0
                                  =======    ======


     The weighted-average grant-date fair value of options granted during the six-month period ended March 31, 2007 and 2006 was $12.25 and $11.73, respectively.

     Performance-accelerated Restricted Share Awards

     The performance-accelerated restricted shares (restricted shares) vest over five years with accelerated vesting if certain performance targets are achieved. In these cases, if it is probable that the performance condition will be met, the Company recognizes compensation cost on a straight-line basis over the shorter performance period; otherwise, it will recognize compensation cost over the longer service period. Compensation cost for all outstanding restricted share awards is being recognized over the shorter performance period as it is probable the performance condition will be met. The restricted share award grants were valued at the stock price on the date of grant. Pre-tax compensation expense related to the restricted share awards was $0.5 million and $1.0 million for the three and six-month periods ended March 31, 2007, respectively and $0.6 million and $1.1 million for the respective prior year periods.

     The following summary presents information regarding outstanding restricted share awards as of March 31, 2007 and changes during the six-month period then ended:



                                                                   Weighted
                                                   Shares         Avg. Price
                                                   ------         ----------

     Nonvested at October 1, 2006                     155,730      $   34.33
     Granted                                           62,030      $   45.69
     Vested                                           (51,200)     $   24.60
                                                      -------      ---------
     Nonvested at March 31, 2007                      166,560      $   41.55
                                                      =======      =========


     Non-Employee Directors Plan

     Pursuant to the non-employee directors compensation plan, each non-employee director receives a retainer of 800 common shares per quarter. Pre-tax compensation expense related to the non-employee director grants was $0.2 million and $0.4 million for the three and six-month periods ended March 31, 2007, respectively and $0.2 million and $0.5 million for the respective prior year periods.

     The total share-based compensation cost that has been recognized in results of operations and included within SG&A was $1.4 million and $2.9 million for the three and six-month periods ended March 31, 2007, respectively, and $1.4 million and $2.6 million for the three and six-months periods ended March 31, 2006. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.4 million and $0.7 million for the three and six-month periods ended March 31, 2007 respectively, and $0.3 million and $0.7 million for the three and six-month periods ended March 31, 2006. As of March 31, 2007, there was $11.7 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.4 years.




4.    INVENTORIES

     Inventories consist of the following (in thousands):

                                                     March 31,   September 30,
                                                      2007          2006
                                                      ----          ----

     Finished goods                                    $  16,395       12,834
     Work in process, including long- term                15,818       13,211
     contracts
     Raw materials                                        27,057       24,939
                                                          ------       ------
          Total inventories                            $  59,270       50,984
                                                       =========       ======


5.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended March 31, 2007 and 2006 was $10.2 million and $8.4 million, respectively. Comprehensive income for the six-month periods ended March 31, 2007 and 2006 was $9.8 million and $9.9 million, respectively. For the three and six-month periods ended March 31, 2007, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of $0.6 million and $1.6 million, respectively. For the three and six-month periods ended March 31, 2006, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of $1.1 million and $0.3 million, respectively.


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

       ($ in thousands)         Three Months ended             Six Months ended
                                    March 31,                      March 31,
                                    ---------                      ---------

      NET SALES                2007         2006             2007        2006
      ---------                ----         ----             ----        ----
      Communications        $ 49,226       43,239        $  79,260       62,372

      PTI                     13,116       11,711           24,735       22,408
      VACCO                    8,460        8,325           15,141       16,379
      Filtertek               24,340       25,012           46,617       47,707
                              ------       ------           ------       ------
      Filtration/Fluid        45,916       45,048           86,493       86,494
      Flow

      Test                    33,926       34,597           62,128       64,604
                              ------       ------           ------       ------
      Consolidated
      totals                $129,068      122,884         $227,881      213,470
                            ========      =======         ========      =======


      EBIT
      Communications           6,109        9,728            3,327        8,844

      PTI                      2,608        1,583            3,711        2,782
      VACCO                    2,254        1,441            2,592        3,332
      Filtertek                1,492        1,699            1,868        2,696
                               -----        -----            -----        -----
      Filtration/Fluid         6,354         4,723           8,171        8,810
      Flow

      Test                     4,061        4,338            6,204        7,254

      Corporate               (4,725)      (3,110)          (9,442)      (6,251)
                              ------       ------           ------       ------
      Consolidated EBIT
                              11,799       15,679            8,260       18,657
      Add: Interest
      income                     217          100              555          817
                                 ---          ---              ---          ---
      Earnings before
      income taxes          $ 12,016       15,779        $   8,815       19,474
                            ========       ======        =========       ======






7.   RETIREMENT AND OTHER BENEFIT PLANS

     A summary of net periodic benefit expense for the Company's defined benefit plans and postretirement healthcare and other benefits for the three and six-month periods ended March 31, 2007 and 2006 are shown in the following tables. Net periodic benefit cost for each period presented is comprised of the following:

                                   Three Months Ended      Six Months Ended
                                       March 31,              March 31,
                                       ---------              ---------
     (Dollars in thousands)         2007       2006        2007        2006
                                    ----       ----        ----        ----
     Defined benefit plans
          Interest cost            $   688        650     $ 1,375       1,300
          Expected return on
          assets                      (700)      (675)     (1,400)     (1,350)
     Amortization of:
             Prior service cost          2          -           5           -
          Actuarial loss                73        125         170         250
                                        --        ---         ---         ---
     Net periodic benefit cost     $    63        100       $ 150         200
                                   =======        ===       =====         ===



     Net periodic postretirement (retiree medical) benefit cost for each period presented is comprised of the following:

                                    Three Months Ended        Six Months Ended
                                        March 31,                March 31,
     (Dollars in thousands)       2007            2006       2007         2006

     Service cost                 $ 10              9        $ 20           18

     Interest cost                  12             10          25           20

     Prior service cost             (1)            (2)         (3)          (2)

     Amortization of actuarial gain (2)             2         (13)          (7)
                                    --              -         ---           --

     Net periodic postretirement
     benefit cost                 $ 19             19        $ 29           29
                                  ====             ==        ====           ==



8.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The adoption of SFAS 159 is not expected to have a material impact to the Company's financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The measurement and disclosure requirements are effective for the Company in the first quarter of fiscal year 2009. The adoption of SFAS 157 is not expected to have a material impact to the Company's financial position or results of operations.

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

     In June 2006, the FASB issued EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)". This EITF Issue is effective for periods beginning after December 15, 2006 and requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross (include in revenues and costs) or net (excluded from revenues) basis. The Company's accounting policy is to record taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a net basis.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion refers to the Company's results from continuing operations, except where noted. References to the second quarters of 2007 and 2006 represent the fiscal quarters ended March 31, 2007 and 2006, respectively.

NET SALES

Net sales increased $6.2 million, or 5.0%, to $129.1 million for the second quarter of 2007 from $122.9 million for the second quarter of 2006 due to the 2006 acquisitions of Hexagram and Nexus. Net sales increased $14.4 million, or 6.7% to $227.9 million for the first six months of fiscal 2007 from $213.5 million for the first six months of fiscal 2006 due to the 2006 acquisitions of Hexagram and Nexus. Favorable foreign currency values resulted in approximately $1.3 million and $2.4 million of the sales increase in the second quarter of 2007 and in the first six months of fiscal 2007, respectively.

-Communications

Net sales increased $6.0 million, or 13.9% to $49.2 million for the second quarter of 2007 from $43.2 million for the second quarter of 2006. Net sales increased $16.9 million, or 27.1% to $79.3 million for the first six months of fiscal 2007 from $62.4 million in the prior year period. The sales increase in the second quarter of 2007 as compared to the prior year quarter was due to: an increase in sales of $8.1 million from Hexagram including advanced metering projects in Kansas City, and at PG & E; an increase in sales of $0.9 million from Nexus; and a $3.0 million decrease in sales of DCSI's automatic meter reading (AMR) products due to lower sales to TXU Electric Delivery Company (TXU) and Puerto Rico Power Authority (PREPA) partially offset by additional sales to Duke Energy and Florida Power & Light (FPL).

The sales increase in the first six months of fiscal 2007 as compared to the prior year period was due to: an increase in sales of $15.7 million from Hexagram (full six months of sales compared to two months included in the prior year period) in addition to the items mentioned above; an increase in sales of $3.3 million from Nexus (full six months of sales compared to four months included in the prior year period); partially offset by a $2.2 million decrease in sales of DCSI's AMR products.

The decrease in sales of DCSI's AMR products of $2.2 million in the first six months of 2007 as compared to the prior year period was mainly due to: a decrease in sales to TXU of $9.6 million and a decrease in sales to PREPA of $1.7 million, partially offset by an increase in sales to other investor-owned utilities (IOUs), such as Duke Energy and FPL, of $6.2 million and an increase in sales to COOP customers of $3.4 million. In the first six months of 2007, DCSI's sales to COOP and public power (Municipal) customers were $35.4 million compared to $32.0 million in the prior year period.

Sales of Comtrak's SecurVision products were $0.4 million each for the second quarters of 2007 and 2006 and $3.0 million for the first six months of 2007 as compared to $2.9 million in the prior year six-month period.

-Filtration/Fluid Flow

Net sales increased $0.9 million, or 2.0%, to $45.9 million for the second quarter of 2007 from $45.0 million for the second quarter of 2006. Net sales decreased $0.1 million to $86.4 million for the first six months of 2007 from $86.5 million for the first six months of 2006. The sales increase during the fiscal quarter ended March 31, 2007 as compared to the prior year quarter was mainly due to: a $1.4 million increase in commercial aerospace shipments at PTI of $1.4 million and a sales increase of $0.2 million at VACCO; partially offset by a net sales decrease at Filtertek of $0.7 million driven by lower automotive shipments. Sales in the first six months of 2007 were consistent with the prior year period mainly due to: a $2.3 million increase in commercial aerospace shipments at PTI; a decrease in defense spares and T-700 shipments at VACCO of $1.2 million; and a net sales decrease at Filtertek of $1.1 million driven by lower automotive shipments.

-Test

For the second quarter of 2007, net sales of $34.0 million were $0.6 million, or 1.7% lower than the $34.6 million of net sales recorded in the second quarter of 2006. Net sales decreased $2.4 million, or 3.7%, to $62.2 million for the first six months of 2007 from $64.6 million for the first six months of 2006. The sales decrease in the second quarter of 2007 as compared to the prior year quarter was mainly due to: a $2.5 million decrease in net sales from the Company's U.S. operations driven by the timing of sales of test chambers and components; partially offset by a $1.7 million increase in net sales from the Company's Asian operations due to several chamber projects in Japan. The sales decrease for the first six months of 2007 compared to the prior year period was due to: a $3.5 million decrease in net sales from the Company's U.S. operations driven by the timing of sales of test chambers and components; a $1.3 million decrease in net sales from the Company's European operations due to the timing of test chamber sales; partially offset by a $2.4 million increase in net sales from the Company's Asian operations due to several chamber projects in Japan.

ORDERS AND BACKLOG

Backlog was $307.7 million at March 31, 2007 compared with $253.4 million at September 30, 2006. The Company received new orders totaling $135.8 million in the second quarter of 2007 compared to $128.7 million in the prior year quarter (including $6.0 million of Hexagram acquired backlog). New orders of $44.4 million were received in the second quarter of 2007 related to Communications products, $54.7 million related to Filtration/Fluid Flow products, and $36.7 million related to Test products. Hexagram received a $13.5 million order for a water AMR project in Kansas City, Missouri, during the second quarter of 2007.

The Company received new orders totaling $282.1 million in the first six months of 2007 compared to $254.8 million in the prior year period (including $15.0 million of Hexagram and Nexus acquired backlog). New orders of $106.2 million were received in the first six months of 2007 related to Communications products, $100.0 million related to Filtration/Fluid Flow products, and $75.9 million related to Test products. New orders of $114.6 million were received in the first six months of 2006 related to Communications products (including $15.0 million of Hexagram and Nexus acquired backlog), $84.4 million related to Filtration/Fluid Flow products and $55.8 million related to Test products.

In November 2005, DCSI signed an agreement with PG&E with an anticipated contract value of up to approximately $310 million covering up to five million electric endpoints over a five year deployment period beginning in fiscal 2007. Also, in November 2005, Hexagram entered into an agreement to provide equipment, software and services to PG&E in support of the gas utility portion of PG&E's Advanced Metering Infrastructure (AMI) project. The total anticipated contract revenue from commencement through the five-year full deployment for this Hexagram contract is expected to be up to approximately $225 million. The Company received orders totaling $2.8 million and $18.3 million from PG&E under these agreements during the second quarter and first six months of fiscal 2007, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $2.9 million and $5.0 million for the three and six-month periods ended March 31, 2007, respectively, compared to $1.5 million and $2.0 million for the respective prior year periods. Amortization of intangible assets for the three and six-month periods ended March 31, 2007 included $0.6 million and $1.2 million, respectively, of amortization of acquired intangible assets related to the Nexus and Hexagram acquisitions compared to $0.8 million and $0.9 million for the respective prior year periods. The amortization of acquired intangible assets related to Nexus and Hexagram are included in Corporate's operating results, see "EBIT - Corporate". The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses). During the three and six-month periods ended March 31, 2007, the Company recorded $1.8 million and $2.7 million, respectively, of amortization related to DCSI's TNG capitalized software compared to $0.3 million for each of the respective prior year periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of 2007 were $31.4 million (24.3% of net sales), compared with $26.7 million (21.7% of net sales) for the prior year quarter. For the first six months of 2007, SG&A expenses were $60.8 million (26.7% of net sales) compared with $50.2 million (23.5% of net sales) for the prior year period. The increase in SG&A spending in the fiscal quarter ended March 31, 2007 as compared to the prior year quarter was primarily due to: an increase of $1.7 million of SG&A related to Hexagram (due to a full quarter of SG&A expenses compared to two months included in the prior year quarter); an increase of $0.8 million in SG&A expenses at DCSI due to an increase in headcount; an increase of $0.5 million in SG&A expenses at Nexus; and an increase of $0.8 million of sales and marketing expenses incurred in the Test segment to support growth opportunities, primarily in Asia.

The increase in SG&A spending in the first six months of 2007 as compared to the prior year period was primarily due to: an increase of $4.4 million of SG&A related to Hexagram (due to a full six months of SG&A expenses compared to two months included in the prior year period); an increase of $2.4 million in SG&A expenses at Nexus (due to a full six months of SG&A expenses compared to four months included in the prior year period); an increase of $1.5 million related to the Test segment including expenses to further expand its Asian presence; an increase of $0.9 million in SG&A expenses at DCSI due to an increase in headcount; and a $0.6 million increase at Corporate due to an increase in professional fees incurred to support a research tax credit project.

OTHER (INCOME) AND EXPENSES, NET

Other income, net, was $0.1 million for the second quarter of 2007 compared to $1.5 million for the prior year quarter. Other income, net, was $0.6 million for the first six months of 2007 compared to $1.9 million for the prior year period. The principal components of other income, net, for the first six months of 2007 included $1.0 million of royalty income.

Principal components of other income, net, for the first six months of 2006 included the following items: $1.8 million non-cash gain representing the release of reserve related to an indemnification obligation with respect to a previously divested subsidiary; $1.1 million of royalty income; partially offset by a $0.2 million write-off of assets related to a terminated subcontract manufacturer.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $11.8 million (9.1 % of net sales) for the second quarter of 2007 and $15.7 million (12.8% of net sales) for the second quarter of 2006. For the first six months of fiscal 2007, EBIT was $8.3 million (3.6% of net sales) and $18.7 million (8.7% of net sales) for the first six months of 2006. The decrease in EBIT for the second quarter of 2007 and first six months of 2007 as compared to the prior year periods is primarily due to the decrease in margins in the Communications segment described below.

This Form 10-Q contains the financial measure "EBIT", which is not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). EBIT provides investors and Management with an alternative method for assessing the Company's operating results. The Company defines "EBIT" as earnings from continuing operations before interest and taxes. Management evaluates the performance of its operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of the Company's business segments by excluding interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations within the Company and incentive compensation. The following table presents a reconciliation of EBIT to net earnings.

                         Three Months ended          Six Months ended
($ in thousands)              March 31,                  March 31,
                              ---------                  ---------
                            2007        2006           2007      2006
                            ----        ----           ----      ----
Consolidated EBIT         $11,799     15,679        $ 8,260    18,657
Add: Interest income          217        100            555       817
Less: Income taxes          2,398      8,436            578     9,926
                            -----      -----            ---     -----
Net earnings              $ 9,618      7,343        $ 8,237     9,548
                          =======      =====        =======     =====


-Communications

EBIT in the second quarter of 2007 was $6.1 million (12.4% of net sales) compared to $9.7 million (22.5% of net sales) in the prior year quarter. For the first six months of 2007, EBIT was $3.3 million (4.2% of net sales) compared to $8.8 million (14.1% of net sales) in the prior year period. The decrease in EBIT in the second quarter of 2007 was due to: a $4.6 million decrease in EBIT at DCSI resulting from lower sales mentioned above, the amortization expenses of its TNG software and PG&E related program support costs; partially offset by an $0.8 million increase at Hexagram resulting from increased sales; and a $0.2 million increase at Nexus. The decrease in EBIT for the first six months of 2007 compared to the prior year period was due to: a $6.4 million decrease in EBIT at DCSI resulting lower sales mentioned above, an increase of $2.4 million in amortization expenses of its TNG software and PG&E related program support costs; partially offset by a $0.6 million increase at Hexagram resulting from increased sales; and a $0.3 million increase at Comtrak due to lower SG&A spending.

During the second quarter of 2007, Hexagram entered into a contract with a new supplier for its manufactured products. The new supplier offers a broader range of capabilities as well as an opportunity for cost reductions.

-Filtration/Fluid Flow

EBIT was $6.4 million (13.9% of net sales) and $4.7 million (10.4% of net sales) in the second quarters of 2007 and 2006, respectively, and $8.2 million (9.4% of net sales) and $8.8 million (10.2% of net sales) in the first six months of 2007 and 2006, respectively. For the second quarter of 2007 as compared to the prior year quarter, EBIT increased $1.7 million due to: a $1.0 million increase at PTI due to higher commercial aerospace shipments; an $0.8 million increase at VACCO resulting from an improved sales mix resulting in more favorable overhead absorption; partially offset by a $0.2 million decrease at Filtertek due to lower automotive sales volumes. For the first six months of 2007 as compared to the prior year period, EBIT decreased $0.6 million due to: an $0.8 million decrease at Filtertek due to lower sales volumes and higher raw material costs; a $0.7 million decrease at VACCO due to lower defense spares shipments and additional engineering costs on new Space programs; partially offset by a $0.9 million increase at PTI due to higher commercial aerospace shipments.

-Test

EBIT in the second quarter of 2007 was $4.1 million (12.1% of net sales) as compared to $4.3 million (12.4% of net sales) in the prior year quarter. For the first six months of 2007, EBIT was $6.2 million (10.0% of net sales) as compared to $7.3 million (11.2% of net sales) in the prior year period. EBIT decreased $0.2 million and $1.1 million over the prior year quarter and six month period, respectively, due to the timing of sales, and additional sales and marketing costs to support near-term sales growth opportunities, primarily in Asia.

-Corporate

Corporate costs included in EBIT were $4.7 million and $9.4 million for the three and six-month periods ended March 31, 2007, respectively, compared to $3.1 million and $6.2 million for the respective prior year periods. The increase in Corporate costs in the second quarter of 2007 as compared to the prior year quarter was due to a $1.8 million non-cash gain recorded in the second quarter of 2006 related to an indemnification obligation with respect to a previously divested subsidiary. The increase in Corporate costs in the first six months of 2007 as compared to the prior year period was due to: a $1.8 million non-cash gain recorded in the second quarter of 2006 mentioned above; $0.4 million of additional pre-tax amortization of acquired intangible assets related to Nexus and Hexagram; $0.4 million of additional professional fees incurred to support a research tax credit project; and $0.3 million of additional expense related to stock compensation. In the first six months of 2007, Corporate costs included $2.9 million of pre-tax stock compensation expense and $1.2 million of pre-tax amortization of acquired intangible assets related to Nexus and Hexagram.

INTEREST INCOME, NET

Interest income, net, was $0.2 million and $0.6 million for the three and six-month periods ended March 31, 2007, respectively, compared to interest income, net, of $0.1 million and $0.8 million for the respective prior year periods. The decrease in interest income in the first six months of 2007 as compared to the prior year period was due to lower average cash balances on hand.

INCOME TAX EXPENSE

The second quarter 2007 effective income tax rate was 20.0% compared to 53.5% in the second quarter of 2006. The effective income tax rate in the first six months of 2007 was 6.6% compared to 51.0% in the prior year period. The decrease in the effective income tax rate in the second quarter and first six months of 2007 as compared to the prior year periods was due to the favorable impact of a research tax credit in 2007. The second quarter 2007 income tax expense was favorably impacted by a $2.2 million research tax credit, reducing the 2007 second quarter effective income tax rate by 18.7%. The income tax expense in the first six months of 2007 was favorably impacted by a $3.1 million research tax credit, reducing the rate for the first six months of 2007 by 35.6%. The effective income tax rate in the second quarter and first six months of 2006 was adversely impacted by the repatriation of $28.7 million of cash held by foreign subsidiaries into the United States under the tax provisions of the American Jobs Creation Act of 2004 which increased the fiscal 2006 second quarter effective income tax rate by 10.9% and the first six months of 2006 by 8.9%. Due to the tax research credits favorably impacting the tax rate in the first half of 2007, the Company estimates the fiscal 2007 tax rate to be approximately 35%.

In December 2006, the President signed into law the "Tax Relief and Health Care Act of 2006" (The Act). The Act extended the expiration date for the research tax credit from December 31, 2005 to December 31, 2007. During the second quarter of 2007, the Company completed its analysis of available research credits for fiscal years 2000 through 2006 and has recorded total research credit claims, net, of $5.6 million. The Company expects the net research credits related to fiscal year 2007 to be approximately $1.6 million.

CAPITAL RESOURCES AND LIQUIDITY

Working capital (current assets less current liabilities) increased to $144.3 million at March 31, 2007 from $131.4 million at September 30, 2006. Accounts receivable increased by $7.5 million in the first six months of 2007, of which $7.0 million related to DCSI due to the timing and volume of sales. The $8.3 million increase in inventories at March 31, 2007 is mainly due to a $4.0 million increase within the Communications segment and a $2.6 million increase within the Filtration/Fluid Flow segment to support near term sales growth. Accounts payable increased by $7.9 million in the first six months of 2007, of which $3.1 million related to DCSI due to timing of vendor invoicing.

Net cash provided by operating activities was $14.3 million and $26.2 million for the six-month periods ended March 31, 2007 and 2006, respectively. The decrease is due to an increase in operating working capital requirements.

Capital expenditures were $7.2 million and $4.3 million in the first six months of fiscal 2007 and 2006, respectively. Major expenditures in the current period included equipment used in the Filtration/Fluid Flow and Communications businesses.

At March 31, 2007, intangible assets, net, of $67.4 million included $54.7 million of capitalized software. Approximately $48.1 million of the capitalized software balance represents software development costs on the TNG software within the Communications segment to further penetrate the IOU market. TNG is being deployed to efficiently handle the additional levels of communications dictated by the size of the utility service territories and the frequency of meter reads that are required under time-of-use or critical peak pricing scenarios to meet the requirements of large IOUs. At March 31, 2007, the Company had approximately $9 million of commitments related to the development of TNG versions 2.0 and 3.0 which is expected to be spent over the next six months. Amortization of TNG expense is on a straight-line basis over seven years and began in March 2006. The Company recorded $1.8 million and $2.7 million in amortization expense related to TNG in the second quarter of 2007 and in the first six months of 2007, respectively.

The closure and relocation of the Filtertek Puerto Rico facility was completed in March 2004. The Puerto Rico facility is included in other current assets with a carrying value of $3.6 million at March 31, 2007. The facility is being marketed for sale.

In October 2004, the Company entered into a $100 million five-year revolving bank credit facility with a $50 million increase option that has a final maturity and expiration date of October 6, 2009. At March 31, 2007, the Company had approximately $99.2 million available to borrow under the credit facility in addition to $28.0 million cash on hand. At March 31, 2007, the Company had no borrowings, and outstanding letters of credit of $3.6 million ($0.8 million outstanding under the credit facility). Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

Pacific Gas & Electric

In November 2005, DCSI entered into a contract to provide equipment, software and services to Pacific Gas & Electric (PG&E) in support of the electric portion of PG&E's AMI project. PG&E's current AMI project plan calls for the purchase of TWACS communication equipment for up to approximately five million electric customers over a five-year period after the commencement of full deployment. The total anticipated contract value from commencement through the five-year full deployment period is expected to be up to approximately $310 million. PG&E also has the right to purchase additional equipment and services to support existing and new customers through the twenty year term of the contract. Equipment will be purchased by PG&E only upon issuance of purchase orders and release authorizations. PG&E will continue to have the right to purchase products or services from other suppliers for the electric portion of the AMI project. On July 20, 2006, the California Public Utilities Commission approved PG&E's AMI project. DCSI has agreed to deliver to PG&E versions of its newly developed TNG software as they become available and are tested. Delivery of the final version for which DCSI has committed is currently anticipated in the fourth quarter of fiscal 2007. In accordance with U.S. generally accepted accounting standards, the Company will defer all revenue related to the DCSI arrangement until all software is delivered and acceptance criteria have been met. The contract provides for liquidated damages in the event that DCSI's late delivery of hardware or software causes a delay to PG&E's AMI master project plan or delays PG&E's realization of its business case benefits and also includes indemnification and other customary provisions. The contract may be terminated by PG&E for default, for its convenience and in the event of a force majeure lasting beyond certain prescribed periods. The Company has guaranteed the obligations of DCSI under the contract. If PG&E terminates the contract for its convenience, DCSI will be entitled to recover certain costs.

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

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company's financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006 at Exhibit 13.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The adoption of SFAS 159 is not expected to have a material impact to the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The measurement and disclosure requirements are effective for the Company in the first quarter of fiscal year 2009. The adoption of SFAS 157 is not expected to have a material impact to the Company's financial position or results of operations.

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

In June 2006, the FASB issued EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)". This EITF Issue is effective for periods beginning after December 15, 2006 and requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross (include in revenues and costs) or net (excluded from revenues) basis. The Company's accounting policy is to record taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a net basis.


FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include, but are not limited to, the risk factors described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, those relating to the estimates or projections made in connection with the Company's accounting policies, SFAS 158, FASB Interpretation No. 48, annual effective tax rate, research tax credits, timing and amounts of Communications segment commitments and expenditures, outcome of current claims and litigation, future cash flow, capital requirements and operational needs for the foreseeable future, the ultimate values and timing of revenues under the DCSI / PG&E contract and the Hexagram / PG&E contract, the future delivery and acceptance of the TNG software by PG&E, and timing of spending for TNG commitments. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: actions by PG&E's Board of Directors and PG&E's management impacting PG&E's AMI projects; the timing and success of DCSI's software development efforts; the timing and content of purchase order releases under PG&E's contracts; the Company's successful performance under the PG&E contracts; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; successful execution of the planned sale of the Company's Puerto Rico facility; material changes in the costs of certain raw materials including steel, copper and petroleum based resins; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company's successful execution of internal operating plans.





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

                            PART II OTHER INFORMATION




ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2006, the Company's Board of Directors authorized an open market common stock repurchase program for up to 1.2 million shares, subject to marketconditions and other factors, which covers the period through September 30, 2008. There were no stock repurchases during the three month period ended March 31, 2007.



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's shareholders was held on Friday, February 2, 2007. The voting for directors was as follows:


                         For       Withheld           Broker Non-Votes
V. L. Richey, Jr.    21,912,876     932,366                   0
J. M. Stolze         22,395,204     450,038                   0

The terms of W.S. Antle III, J.M. McConnell, L.W. Solley, D.C. Trauscht, and J.D. Woods as directors continued after the meeting.

The voting to ratify the Company's selection of KPMG LLP as independent auditors for the fiscal year ending September 30, 2007 was as follows:


             For       Against            Abstain             Broker Non-Votes
         22,686,596    144,768            13,878                     0



ITEM 6.       EXHIBITS

a)   Exhibits
     Exhibit
     Number

        3.1      Restated Articles of        Incorporated by reference to
                 Incorporation               Form 10-K for the fiscal
                                             year ended September 30,
                                             1999, at Exhibit 3(a)

        3.2      Amended Certificate of      Incorporated by reference to
                 Designation Preferences     Form 10-Q for the fiscal
                 and Rights of Series A      quarter ended March 31,
                 Participating               2000, at Exhibit 4(e)
                 Cumulative Preferred
                 Stock of the Registrant

        3.3      Articles of Merger          Incorporated by reference to
                 effective July 10, 2000     Form 10-Q for the fiscal
                                             quarter ended June 30, 2000,
                                             at Exhibit 3(c)

        3.4      Bylaws, as amended and      Incorporated by reference to
                 restated as of July 10,     Form 10-K for the fiscal
                 2000.                       year ended September 30,
                                             2003, at Exhibit 3.4

        3.5      Amendment to Bylaws         Incorporated by reference to
                 effective as of             Form 10-Q for the fiscal
                 February 2, 2007.           quarter ended December 31,
                                             2006, at Exhibit 3.5

        4.1      Specimen Common Stock       Incorporated by reference to
                 Certificate                 Form 10-Q for the fiscal
                                             quarter ended June 30, 2000,
                                             at Exhibit 4(a)

        4.2      Specimen Rights             Incorporated by reference to
                 Certificate                 Current Report on Form 8-K
                                             dated February 3, 2000, at
                                             Exhibit B to Exhibit 4.1

        4.3      Rights Agreement dated      Incorporated by reference to
                 as of September 24,         Current Report on Form 8-K
                 1990 (as amended and        dated February 3, 2000, at
                 Restated as of February     Exhibit 4.1
                 3, 2000) between the
                 Registrant and
                 Registrar and Transfer
                 Company, as successor
                 Rights Agent

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

        31.1      Certification of Chief
                  Executive Officer
                  relating to Form 10-Q
                  for period ended March
                  31, 2007

        31.2      Certification of Chief
                  Financial Officer
                  relating to Form 10-Q
                  for period ended March
                  31, 2007

         32       Certification of Chief
                  Executive Officer and
                  Chief Financial
                  Officer relating to
                  Form 10-Q for period
                  ended March 31, 2007

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





Dated:   May 9, 2007