Form 10-Q
period 2007-06-30
ESCO TECHNOLOGIES INC
filed 2007-08-08
CIK 866706

UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549

                                         FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

       Registrant's telephone number, including area code: (314) 213-7200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             --     --

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large
accelerated filer  X  Accelerated filer    Non-accelerated filer
                  ---                  ---                      ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                               ---      ---

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

                Class                             Outstanding at July 31, 2007
 --------------------------------------           ----------------------------
[Common stock, $.01 par value per share]              25,728,995 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                   Three Months Ended
                                                        June 30,
                                                        --------


                                                  2007           2006
                                                  ----           ----


Net sales                                       $ 137,523        123,626
Costs and expenses:
   Cost of sales                                   88,582         77,152
   Selling, general and administrative             30,549         28,385
     expenses
   Amortization of intangible assets                2,853          2,554
   Interest (income) expense, net                    (170)          (195)
   Other (income) and expenses, net                 2,443           (513)
                                                    -----           ----
      Total costs and expenses                    124,257        107,383

Earnings before income taxes                       13,266         16,243
Income tax expense                                  4,412          5,080
                                                    -----          -----

Net earnings                                    $   8,854         11,163
                                                    =====         ======

Earnings per share:
   Basic                                        $    0.34           0.43
                                                     ====           ====

   Diluted                                      $    0.33           0.42
                                                     ====           ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                   Nine Months Ended
                                                        June 30,
                                                        -------

                                                   2007           2006
                                                   ----           ----

Net sales                                       $ 365,404         337,096
Costs and expenses:
    Cost of sales                                 242,965         221,654
    Selling, general and administrative
      expenses
                                                   91,348          78,574
    Amortization of intangible assets               7,900           4,603
    Interest (income) expense, net                   (725)         (1,012)
    Other (income) and expenses, net                1,835          (2,440)
                                                    -----          ------
        Total costs and expenses                  343,323         301,379

Earnings before income taxes                       22,081          35,717
Income tax expense                                  4,990          15,006
                                                    -----          ------

Net earnings                                    $   17,091         20,711
                                                    ======         ======

Earnings per share:
    Basic                                       $    0.66            0.81
                                                     ====            ====

    Diluted                                     $    0.65            0.78
                                                     ====            ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                               June 30,     September 30,
                                                 2007            2006
                                                 ----            ----
ASSETS                                       (Unaudited)
Current assets:
    Cash and cash equivalents                  $   21,884          36,819
    Accounts receivable, net                      101,579          83,816
    Costs and estimated earnings on
      long-term contracts, less progress
      billings of $6,295 and $4,405,                5,039           1,345
      respectively
    Inventories                                    67,994          50,984
    Current portion of deferred tax assets         36,169          24,251
    Other current assets                           19,967          10,042
                                                   ------          ------
       Total current assets                       252,632         207,257

Property, plant and equipment, net                 74,611          68,754
Goodwill                                          144,435         143,450
Intangible assets, net                             72,468          59,202
Other assets                                        9,642          10,031
                                                    -----          ------
Total assets                                   $  553,788         488,694
                                                  =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current
      maturities of long-term debt             $      676               -
    Accounts payable                               53,448          39,496
    Advance payments on long-term
      contracts, less costs incurred of
      $15,327 and $19,532, respectively             5,623           7,367
    Accrued salaries                               13,381          13,932
    Current portion of deferred revenue            20,999           3,569
    Accrued other expenses                         11,981          11,531
                                                   ------          ------
       Total current liabilities                  106,108          75,895
Deferred revenue                                    3,477           7,458
Pension obligations                                13,091          13,143
Deferred tax liabilities                           22,626           3,750
Other liabilities                                  11,284          12,014
Long-term debt                                          -               -
                                                  -------         -------
       Total liabilities                          156,586         112,260
Shareholders' equity:
    Preferred stock, par value $.01 per
      share, authorized 10,000,000 shares               -               -
    Common stock, par value $.01 per
      share, authorized 50,000,000
      shares, issued 29,133,959 and
      29,030,995 shares, respectively                 291             290
    Additional paid-in capital                    240,994         236,390
    Retained earnings                             210,137         193,046
    Accumulated other comprehensive
      income (loss)                                   475          (2,070)
                                                  -------         -------
                                                  451,897         427,656
    Less treasury stock, at cost:
      3,255,166 and 3,166,026 common
      shares, respectively                        (54,695)        (51,222)
                                                  -------         -------
       Total shareholders' equity                 397,202         376,434
                                                  -------         -------
Total liabilities and shareholders' equity     $  553,788         488,694
                                                  =======         =======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                   Nine Months Ended
                                                       June 30,
                                                       --------

                                                 2007                2006
                                                 ----                ----
Cash flows from operating activities:
    Net earnings                                $ 17,091            20,711
    Adjustments  to reconcile  net earnings
    to  net  cash   provided  by  operating
    activities:
       Depreciation and amortization              16,361            12,407
       Stock compensation expense                  4,113             3,660
       Changes in operating working capital      (28,514)            9,824
       Effect of deferred taxes                    6,959             2,343
       Change  in   deferred   revenue  and
       costs, net                                  6,427             1,117
       Other                                      (2,283)           (1,020)
                                                  ------             ------
          Net cash  provided  by  operating
          activities                              20,154            49,042
Cash flows from investing activities:
    Acquisition  of  businesses,  less cash
    acquired                                      (1,250)          (91,468)
    Capital expenditures                         (13,201)           (6,753)
    Additions to capitalized software            (22,676)          (24,413)
                                                 -------           -------
          Net cash used by investing
          activities                             (37,127)         (122,634)
Cash flows from financing activities:
    Borrowings from long-term debt                     -            52,000
    Principal payments on long-term debt               -           (52,000)
      Net increase in short-term borrowings          676                 -
    Excess tax benefit  from stock  options
    exercised                                         73             1,112
    Proceeds from exercise of stock options        1,512             2,031
    Other                                           (223)            1,223
                                                    ----             -----
          Net cash  provided  by  financing
          activities                               2,038             4,366

Net decrease in cash and cash equivalents        (14,935)          (69,226)
Cash and  cash  equivalents,  beginning  of
period                                            36,819           104,484
                                                  ------           -------

Cash and cash equivalents, end of period        $ 21,884            35,258
                                                  ======            ======


See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Certain 2006 amounts have been reclassified to conform with the 2007 presentation.

     The Company's business is typically not impacted by seasonality, however, the results for the three and nine-month periods ended June 30, 2007 are not necessarily indicative of the results for the entire 2007 fiscal year.


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

                                Three Months Ended      Nine Months Ended
                                     June 30,                June 30,
                                     --------                --------

                                 2007        2006        2007        2006
                                 ----        ----        ----        ----
     Weighted Average Shares
     Outstanding - Basic
                                 25,941      25,790      25,904      25,678
     Dilutive Options and
     Restricted Shares              552         651         578         740
                                    ---         ---         ---         ---
     Adjusted Shares- Diluted
                                 26,493      26,441      26,482      26,418
                                 ======      ======      ======      ======


     Options to purchase 529,879 shares of common stock at prices ranging from $42.99 - $54.88 and options to purchase 287,486 shares of common stock at prices ranging from $42.99 - $54.88 were outstanding during the three month periods ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2013. Approximately 19,000 and 12,000 restricted shares were excluded from the computation of diluted EPS based upon the application of the treasury stock method for the three-month period ended June 30, 2007 and 2006, respectively.

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


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three month period ended June 30, 2007 and 2006, respectively: expected dividend yield of 0% in both periods; expected volatility of 28.5% and 28.2%; risk-free interest rate of 4.6% and 5.0%; and expected term of 3.5 years in both periods. Pre-tax compensation expense related to the stock option awards was $0.7 million and $2.2 million for the three and nine-month periods ended June 30, 2007, respectively, and $0.6 million and $1.7 million for the respective prior year periods.

     Information regarding stock options awarded under the option plans is as follows:





                                                    Aggregate   Weighted-Average
                                        Weighted    Intrinsic    Remaining
                                          Avg.        Value      Contractual
                             Shares       Price    (in millions)    Life
                             ------       -----    -------------    ----

     Outstanding at
     October 1, 2006      1,387,348      $26.60
     Granted                295,280      $45.74
     Exercised              (76,013)     $24.49      $  1.8
     Cancelled              (20,504)     $39.36
                            -------      ------
     Outstanding at
     June 30, 2007        1,586,111      $30.10      $ 15.2      3.3 years
                          =========

     Exercisable at
     June 30, 2007          972,335      $21.64      $ 15.1
                            =======

     The weighted-average grant-date fair value of options granted during the nine-month period ended June 30, 2007 and 2006 was $12.25 and $12.11, respectively.

     Performance-accelerated Restricted Share Awards

     The performance-accelerated restricted shares (restricted shares) vest over five years with accelerated vesting if certain performance targets are achieved. In these cases, if it is probable that the performance condition will be met, the Company recognizes compensation cost on a straight-line basis over the shorter performance period; otherwise, it will recognize compensation cost over the longer service period. Compensation cost for all outstanding restricted share awards is being recognized over the shorter performance period as it is probable the performance condition will be met. The restricted share award grants were valued at the stock price on the date of grant. Pre-tax compensation expense related to the restricted share awards was $0.2 million and $1.2 million for the three and nine-month periods ended June 30, 2007, respectively and $0.2 million and $1.3 million for the respective prior year periods.

     The following summary presents information regarding outstanding restricted share awards as of June 30, 2007 and changes during the nine-month period then ended:


                                                                  Weighted
                                                   Shares        Avg. Price
                                                   ------        ----------

     Nonvested at October 1, 2006                  155,730       $   34.33
     Granted                                        63,530       $   45.75
     Vested                                        (51,200)      $   24.60
     Cancelled                                      (4,000)      $   34.80
                                                    ------       ---------
     Nonvested at June 30, 2007                     164,060      $   41.77
                                                    =======      =========


     Non-Employee Directors Plan

     Pursuant to the non-employee directors compensation plan, each non-employee director receives a retainer of 800 common shares per quarter. Pre-tax compensation expense related to the non-employee director grants was $0.2 million and $0.6 million for the three and nine-month periods ended June 30, 2007, respectively and $0.2 million and $0.7 million for the respective prior year periods.

     The total share-based compensation cost that has been recognized in results of operations and included within SG&A was $1.2 million and $4.1 million for the three and nine-month periods ended June 30, 2007, respectively, and $1.0 million and $3.7 million for the three and nine-months periods ended June 30, 2006. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million and $1.0 million for the three and nine-month periods ended June 30, 2007 respectively, and $0.3 million and $1.0 million for the three and nine-month periods ended June 30, 2006. As of June 30, 2007, there was $11.0 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.1 years.



4.    INVENTORIES
     Inventories consist of the following (in thousands):

                                                      June 30,     September 30,
                                                        2007           2006
                                                        ----           ----

     Finished goods                                    $  21,633       12,834
     Work in process, including long- term                17,045       13,211
     contracts
     Raw materials                                        29,316       24,939
                                                          ------       ------
          Total inventories                            $  67,994       50,984
                                                          ======       ======


5.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended June 30, 2007 and 2006 was $9.8 million and $12.2 million, respectively. Comprehensive income for the nine-month periods ended June 30, 2007 and 2006 was $19.6 million and $22.1 million, respectively. For the three and nine-month periods ended June 30, 2007, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of $1.0 million and $2.5 million, respectively. For the three and nine-month periods ended June 30, 2006, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of $1.1 million and $1.4 million, respectively.


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

           ($ in thousands)        Three Months ended         Nine Months ended
                                        June 30,                  June 30,
                                        --------                  --------

      NET SALES                    2007          2006          2007       2006
      ---------                    ----          ----          ----       ----
      Communications            $ 53,943        49,251      $ 133,203   111,623

      PTI                         13,704        11,379         38,439    33,787
      VACCO                        9,366         6,551         24,507    22,930
      Filtertek                   25,960        24,628         72,577    72,335
                                  ------        ------         ------    ------
      Filtration/Fluid Flow       49,030        42,558        135,523   129,052

      Test                        34,550        31,817         96,678    96,421
                                  ------        ------         ------    ------

      Consolidated totals       $137,523       123,626       $365,404   337,096
                                ========       =======       ========   =======


      EBIT
      Communications               8,564        11,369         11,891    20,138

      PTI                          2,752         1,479          6,463     4,261
      VACCO                        2,516         1,388          5,108     4,720
      Filtertek                    1,652         2,330          3,520     5,026
                                   -----         -----          -----     -----
      Filtration/Fluid Flow        6,920         5,197         15,091    14,007

      Test                         2,042         4,034          8,246    11,288

      Corporate                   (4,430)       (4,552)       (13,872)  (10,728)
                                  ------        ------        -------   -------
      Consolidated EBIT           13,096        16,048         21,356    34,705
      Add: Interest income           170           195            725     1,012
                                     ---           ---            ---     -----
      Earnings before income
      taxes                     $ 13,266        16,243      $  22,081    35,717
                                ========        ======      =========    ======


7.   OTHER (INCOME) AND EXPENSES, NET

     Other (income) and expenses, net, was $2.4 million for the third quarter of 2007 compared to income of $(0.5) million for the prior year third quarter. Other (income) and expenses, net, was $1.8 million for the first nine months of 2007 compared to income of $(2.4) million for the prior year period. The principal component of other (income) and expenses, net, for the third quarter of 2007 included a $2.3 million charge within the Test segment related to the adverse arbitration award related to a delivery and installation contract completed in 2005 for a shielded communication room in an international location. The principal components of other (income) and expenses, net, for the first nine months of 2007 included a $2.3 million charge related to the arbitration award mentioned above; partially offset by $1.1 million of royalty income.

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


8.   INCOME TAX EXPENSE

     The third quarter 2007 effective income tax rate was 33.3% compared to 31.3% in the third quarter of 2006. The effective income tax rate in the first nine months of 2007 was 22.6% compared to 42.0% in the prior year period. The third quarter 2007 income tax expense was impacted by the resolution of certain tax exposure items of $0.7 million, reducing the 2007 third quarter effective income tax rate by 5.0%. The third quarter 2006 income tax expense was favorably impacted by a $1.0 million research tax credit, reducing the 2006 third quarter effective income tax rate by 6.0%.

     The decrease in the effective income tax rate in the first nine months of 2007 as compared to the prior year period was due to the favorable impact of the research tax credit and the resolution of certain tax exposure items mentioned above. The research tax credit and resolution of certain tax exposure items favorably impacted the effective income tax rate in the first nine months of 2007 by 14.2% and 3.0%, respectively. The effective tax rate for the first nine months of 2006 was negatively impacted by the repatriation of $28.7 million of cash held by foreign subsidiaries. The effect of the repatriation increased the effective income tax rate for the first nine months of 2006 by 4.8%. Due to the tax research credits favorably impacting the tax rate in the first half of 2007, the Company estimates the fiscal 2007 tax rate to be approximately 34%.


9.   RETIREMENT PLANS

     A summary of net periodic benefit expense for the Company's defined benefit plans for the three and nine-month periods ended June 30, 2007 and 2006 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

                                   Three Months Ended     Nine Months Ended
                                        June 30,               June 30,
                                        --------               --------
     (Dollars in thousands)         2007       2006        2007        2006
                                    ----       ----        ----        ----
     Defined benefit plans
       Interest cost               $688        635       $2,063        1,935
       Expected return on assets   (700)      (696)      (2,100)      (2,046)
       Amortization of:
             Prior service cost       2          6            7            6
          Actuarial loss             85         55          255          305
                                     --         --          ---          ---
     Net periodic benefit cost     $ 75          -        $ 225          200
                                   ====         ==        =====          ===


10.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company's results from continuing operations, except where noted. References to the third quarters of 2007 and 2006 represent the fiscal quarters ended June 30, 2007 and 2006, respectively.

NET SALES

Net sales increased $13.9 million, or 11.2%, to $137.5 million for the third quarter of 2007 from $123.6 million for the third quarter of 2006. Net sales increased across all segments in the third quarter of 2007 compared to the prior year quarter. Net sales increased $28.3 million, or 8.4%, to $365.4 million for the first nine months of fiscal 2007 from $337.1 million for the first nine months of 2006. These increases were mainly due to the 2006 acquisitions of Hexagram and Nexus. Favorable foreign currency values resulted in approximately $0.5 million and $2.9 million of the sales increase in the third quarter of 2007 and in the first nine months of 2007, respectively.

-Communications

Net sales increased $4.7 million, or 9.6%, to $53.9 million for the third quarter of 2007 from $49.2 million for the third quarter of 2006. Net sales increased $21.6 million, or 19.4%, to $133.2 million for the first nine months of 2007 from $111.6 million in the prior year period. The sales increase in the third quarter of 2007 as compared to the prior year quarter was due to: an increase in sales of $3.7 million from Hexagram including advanced metering projects at PG&E and Kansas City; an increase in sales of $1.1 million from Nexus; a $0.9 million increase in sales of DCSI's AMR products; partially offset by a $1.0 million decrease in sales from Comtrak due to the timing of product deliveries which slipped to the fourth quarter.

The sales increase in the first nine months of 2007 as compared to the prior year period was due to: an increase in sales of $19.5 million from Hexagram (full nine months of sales compared to five months included in the prior year period) in addition to the items mentioned above; an increase in sales of $4.3 million from Nexus (full nine months of sales compared to seven months included in the prior year period); partially offset by a $1.2 million decrease in sales of DCSI's AMR products and a $1.0 million decrease in sales from Comtrak.

The decrease in sales of DCSI's AMR products of $1.2 million in the first nine months of 2007 as compared to the prior year period was mainly due to: a decrease in sales to TXU of $18.3 million, partially offset by an increase in sales to other investor-owned utilities (IOUs), such as Florida Power & Light, Duke Energy and EDESUR of $11.6 million and an increase in sales to COOP customers of $7.2 million. In the first nine months of 2007, DCSI's sales to COOP and public power (Municipal) customers were $64.2 million compared to $57.0 million in the prior year period.

Sales of Comtrak's video surveillance products were $0.5 million and $1.5 million for the third quarters of 2007 and 2006, respectively, and $3.5 million for the first nine months of 2007 as compared to $4.4 million in the prior year nine-month period.

-Filtration/Fluid Flow

Net sales increased $6.4 million, or 15.0%, to $49.0 million for the third quarter of 2007 from $42.6 million for the third quarter of 2006. Net sales increased $6.5 million to $135.5 million for the first nine months of 2007 from $129.0 million for the first nine months of 2006. The sales increase during the fiscal quarter ended June 30, 2007 as compared to the prior year quarter was mainly due to: a $2.3 million increase in commercial aerospace shipments at PTI; a sales increase of $2.7 million at VACCO driven by higher defense spares and T-700 shipments; and a net sales increase of $1.4 million at Filtertek driven primarily by its Brazilian operations. The sales increase in the first nine months of 2007 as compared to the prior year period was mainly due to: a $4.6 million increase in commercial aerospace shipments at PTI; a $1.6 million increase in defense spares and T-700 shipments at VACCO; and a $0.3 million net sales increase at Filtertek.

-Test

For the third quarter of 2007, net sales of $34.6 million were $2.8 million, or 8.8% higher than the $31.8 million of net sales recorded in the third quarter of 2006. Net sales increased $0.2 million to $96.7 million for the first nine months of 2007 from $96.5 million for the first nine months of 2006. The sales increase in the third quarter of 2007 as compared to the prior year quarter was mainly due to: a $3.2 million increase in net sales from the Company's U.S. operations driven by milestones on a large aircraft chamber project and completion of other test chambers; a $0.6 million increase in net sales from the Company's European operations; partially offset by a $1.0 million decrease in net sales from the Company's Asian operations due to the timing of completion on several chamber projects in Japan. The sales increase for the first nine months of 2007 compared to the prior year period was due to: a $1.3 million increase in net sales from the Company's Asian operations; partially offset by a $0.7 million decrease in net sales from the Company's European operations and a $0.3 million decrease in net sales from the Company's U.S. operations both driven by the timing of sales of test chambers and components.

ORDERS AND BACKLOG

Backlog was $316.5 million at June 30, 2007 compared with $253.4 million at September 30, 2006. The Company received new orders totaling $146.4 million in the third quarter of 2007 compared to $109.1 million in the prior year quarter. New orders of $61.7 million were received in the third quarter of 2007 related to Communications products, $54.4 million related to Filtration/Fluid Flow products, and $30.3 million related to Test products.

The Company received new orders totaling $428.5 million in the first nine months of 2007 compared to $363.9 million in the prior year period (including $15.0 million of Hexagram and Nexus acquired backlog). New orders of $167.9 million were received in the first nine months of 2007 related to Communications products, $154.4 million related to Filtration/Fluid Flow products, and $106.2 million related to Test products. New orders of $144.4 million were received in the first nine months of 2006 related to Communications products (including $15.0 million of Hexagram and Nexus acquired backlog), $134.0 million related to Filtration/Fluid Flow products and $85.5 million related to Test products. See "CAPITAL RESOURCES AND LIQUIDITY - Pacific Gas & Electric" below for a discussion of PG&E contracts. The Company received orders totaling $30.1 million and $48.4 million from PG&E under these agreements during the third quarter and first nine months of fiscal 2007, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $2.9 million and $7.9 million for the three and nine-month periods ended June 30, 2007, respectively, compared to $2.6 million and $4.6 million for the respective prior year periods. Amortization of intangible assets for the three and nine-month periods ended June 30, 2007 included $0.5 million and $1.7 million, respectively, of amortization of acquired intangible assets related to the Nexus and Hexagram acquisitions compared to $1.0 million and $1.9 million for the respective prior year periods. The amortization of acquired intangible assets related to Nexus and Hexagram are included in Corporate's operating results, see "EBIT - Corporate". The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses). During the three and nine-month periods ended June 30, 2007, the Company recorded $1.8 million and $4.5 million, respectively, of amortization related to DCSI's TNG capitalized software compared to $0.9 million and $1.2 million in the respective prior year periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of 2007 were $30.5 million (22.2% of net sales), compared with $28.4 million (23.0% of net sales) for the prior year quarter. For the first nine months of 2007, SG&A expenses were $91.3 million (25.0% of net sales) compared with $78.6 million (23.3% of net sales) for the prior year period. The increase in SG&A spending in the fiscal quarter ended June 30, 2007 as compared to the prior year quarter was primarily due to: a $1.7 million increase in SG&A at DCSI mainly due to an increase in headcount; and a $0.7 million increase in SG&A at Corporate.

The increase in SG&A spending in the first nine months of 2007 as compared to the prior year period was primarily due to: a $4.4 million increase in SG&A related to Hexagram (due to a full nine months of SG&A expenses compared to five months included in the prior year period); a $2.7 million increase in SG&A related to Nexus (due to a full nine months compared to seven months included in the prior year period) and an increase in headcount; an increase of $2.6 million in SG&A expenses at DCSI mainly due to an increase in headcount; an increase of $1.7 million in SG&A expenses incurred in the Test segment primarily to support growth opportunities in Asia; and a $1.3 million increase at Corporate including an increase in professional fees incurred to support a research tax credit project, an increase in stock option expense, and an increase in headcount.

OTHER (INCOME) AND EXPENSES, NET

Other (income) and expenses, net, was $2.4 million for the third quarter of 2007 compared to income of $(0.5) million for the prior year third quarter. Other (income) and expenses, net, was $1.8 million for the first nine months of 2007 compared to income of $(2.4) million for the prior year period. The principal component of other (income) and expenses, net, for the third quarter of 2007 included a $2.3 million charge within the Test segment related to the adverse arbitration award related to a delivery and installation contract completed in 2005 for a shielded communication room in an international location. The principal components of other (income) and expenses, net, for the first nine months of 2007 included a $2.3 million charge related to the arbitration award mentioned above; partially offset by $1.1 million of royalty income.

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

EBIT

The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $13.1 million (9.5 % of net sales) for the third quarter of 2007 and $16.0 million (13.0% of net sales) for the third quarter of 2006. For the first nine months of fiscal 2007, EBIT was $21.4 million (5.9% of net sales) and $34.7 million (10.3% of net sales) for the first nine months of 2006. The decrease in EBIT for the third quarter of 2007 and first nine months of 2007 as compared to the prior year periods is primarily due to the decrease in margins in the Communications segment described below and a $2.3 million adverse arbitration award within the Test segment.

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

                          Three Months ended          Nine Months ended
($ in thousands)               June 30,                  June 30,
                               --------                  --------
                           2007        2006           2007      2006
                           ----        ----           ----      ----
Consolidated EBIT        $13,096      16,048        $21,356    34,705
Add: Interest income         170         195            725     1,012
Less: Income taxes         4,412       5,080          4,990    15,006
                           -----       -----          -----    ------
Net earnings             $ 8,854      11,163        $17,091    20,711
                         =======      ======        =======    ======


-Communications

EBIT in the third quarter of 2007 was $8.6 million (16.0% of net sales) compared to $11.4 million (23.2% of net sales) in the prior year quarter. For the first nine months of 2007, EBIT was $11.9 million (8.9% of net sales) compared to $20.1 million (18.0% of net sales) in the prior year period. The decrease in EBIT in the third quarter of 2007 was due to: a $3.9 million decrease in EBIT at DCSI resulting from a $0.9 increase in amortization of its TNG software, increased engineering / new product development costs, increased PG&E related program support costs, higher freight costs and an increase in headcount; a $0.5 million decrease at Comtrak due to lower sales volumes; partially offset by a $0.9 million increase at Hexagram and a $0.7 million increase at Nexus both resulting from increased sales volumes. The decrease in EBIT for the first nine months of 2007 compared to the prior year period was due to: a $10.2 million decrease in EBIT at DCSI due to an increase of $3.3 million in amortization expenses of its TNG software, increased PG&E related program support costs, higher freight costs and an increase in headcount; a $0.2 million decrease in EBIT at Comtrak; partially offset by a $1.5 million increase at Hexagram and a $0.6 million increase at Nexus both resulting from increased sales volumes.

-Filtration/Fluid Flow

EBIT was $6.9 million (14.1% of net sales) and $5.2 million (12.2% of net sales) in the third quarters of 2007 and 2006, respectively, and $15.1 million (11.1% of net sales) and $14.0 million (10.9% of net sales) in the first nine months of 2007 and 2006, respectively. For the third quarter of 2007 as compared to the prior year quarter, EBIT increased $1.7 million due to: a $1.2 million increase at PTI due to higher commercial aerospace shipments; a $1.1 million increase at VACCO resulting from increased sales volumes; partially offset by a $0.6 million decrease at Filtertek due to higher raw material and overhead costs. For the first nine months of 2007 as compared to the prior year period, EBIT increased $1.1 million due to: a $2.2 million increase at PTI due to higher commercial aerospace shipments; a $0.4 million increase at VACCO due to higher sales volumes; partially offset by a $1.5 million decrease at Filtertek due to product mix, higher raw material costs and labor costs.

-Test

EBIT in the third quarter of 2007 was $2.0 million (5.8% of net sales) as compared to $4.0 million (12.6% of net sales) in the prior year quarter. For the first nine months of 2007, EBIT was $8.2 million (8.5% of net sales) as compared to $11.3 million (11.7% of net sales) in the prior year period. For the first nine months of 2007, EBIT was unfavorably impacted by $2.6 million of total costs associated with the arbitration judgment related to a 2005 U.S. Government project. These costs included $2.3 million of damages arising out of alleged delays in the delivery and installation of a shielded communication room in an international location (recorded in the third quarter of 2007) and approximately $0.3 million of legal costs associated with arbitrating this dispute. EBIT decreased $2.0 million and $3.1 million over the prior year quarter and nine month period, respectively, mainly due to the arbitration costs mentioned above, the timing of sales, and additional sales and marketing costs to support near-term sales growth opportunities, primarily in Asia.

-Corporate

Corporate costs included in EBIT were $4.4 million and $13.8 million for the three and nine-month periods ended June 30, 2007, respectively, compared to $4.6 million and $10.7 million for the respective prior year periods. The increase in Corporate costs in the first nine months of 2007 as compared to the prior year period was mainly due to: a $1.8 million non-cash gain recorded in the second quarter of 2006 related to an indemnification obligation with respect to a previously divested subsidiary; $0.4 million of additional professional fees incurred to support a research tax credit project; and $0.4 million of additional expense related to stock compensation; partially offset by a $0.2 million decrease in pre-tax amortization of acquired intangible assets related to Nexus and Hexagram. In the first nine months of 2007, Corporate costs included $4.1 million of pre-tax stock compensation expense and $1.7 million of pre-tax amortization of acquired intangible assets related to Nexus and Hexagram.

INTEREST INCOME, NE

Interest income, net, was $0.2 million and $0.7 million for the three and nine-month periods ended June 30, 2007, respectively, compared to interest income, net, of $0.2 million and $1.0 million for the respective prior year periods. The decrease in interest income in the first nine months of 2007 as compared to the prior year period was due to lower average cash balances on hand.


INCOME TAX EXPENSE

The third quarter 2007 effective income tax rate was 33.3% compared to 31.3% in the third quarter of 2006. The effective income tax rate in the first nine months of 2007 was 22.6% compared to 42.0% in the prior year period. The third quarter 2007 income tax expense was impacted by the resolution of certain tax exposure items of $0.7 million, reducing the 2007 third quarter effective income tax rate by 5.0%. The third quarter 2006 income tax expense was favorably impacted by a $1.0 million research tax credit, reducing the 2006 third quarter effective income tax rate by 6.0%.

The decrease in the effective income tax rate in the first nine months of 2007 as compared to the prior year period was due to the favorable impact of the research tax credit and the resolution of certain tax exposure items mentioned above. The research tax credit and resolution of certain tax exposure items favorably impacted the effective income tax rate in the first nine months of 2007 by 14.2% and 3.0%, respectively. The effective tax rate for the first nine months of 2006 was negatively impacted by the repatriation of $28.7 million of cash held by foreign subsidiaries. The effect of the repatriation increased the effective income tax rate for the first nine months of 2006 by 4.8%. Due to the tax research credits favorably impacting the tax rate in the first half of 2007, the Company estimates the fiscal 2007 tax rate to be approximately 34%.

CAPITAL RESOURCES AND LIQUIDITY

Working capital (current assets less current liabilities) increased to $146.5 million at June 30, 2007 from $131.4 million at September 30, 2006. Accounts receivable increased by $17.8 million in the first nine months of 2007, of which $12.5 million related to DCSI and $5.1 million related to the Test segment, both due to the timing and volume of sales. The $17.0 million increase in inventories at June 30, 2007 is mainly due to an $11.5 million increase within the Communications segment related to the PG&E contracts and a $2.8 million increase within the Test segment, both to support near term sales growth. Accounts payable increased by $14.0 million in the first nine months of 2007, of which $8.5 million related to DCSI due to timing of vendor invoicing.

Net cash provided by operating activities was $20.2 million and $49.0 million for the nine-month periods ended June 30, 2007 and 2006, respectively. The decrease is due to an increase in operating working capital requirements.

Capital expenditures were $13.2 million and $6.8 million in the first nine months of fiscal 2007 and 2006, respectively. Major expenditures in the current period included equipment used in the Filtration/Fluid Flow and Communications businesses.

At June 30, 2007, intangible assets, net, of $72.5 million included $60.4 million of capitalized software. Approximately $53.2 million of the capitalized software balance represents software development costs on the TNG software within the Communications segment to further penetrate the IOU market. TNG is being deployed to efficiently handle the additional levels of communications dictated by the size of the utility service territories and the frequency of meter reads that are required under time-of-use or critical peak pricing scenarios to meet the requirements of large IOUs. At June 30, 2007, the Company had approximately $5.5 million of commitments related to the development of TNG versions 2.0 and 3.0 which is expected to be spent over the next three months. Amortization of TNG expense is on a straight-line basis over seven years and began in March 2006. The Company recorded $1.8 million and $4.5 million in amortization expense related to TNG in the third quarter of 2007 and in the first nine months of 2007, respectively.

The closure and relocation of the Filtertek Puerto Rico facility was completed in March 2004. The Puerto Rico facility is included in other current assets with a carrying value of $3.6 million at June 30, 2007. The facility is being marketed for sale.

In October 2004, the Company entered into a $100 million five-year revolving bank credit facility with a $50 million increase option that has a final maturity and expiration date of October 6, 2009. At June 30, 2007, the Company had approximately $98.5 million available to borrow under the credit facility in addition to $21.9 million cash on hand. At June 30, 2007, the Company had $0.7 million of short-term borrowings, and outstanding letters of credit of $4.1 million ($0.8 million outstanding under the credit facility). Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

Pacific Gas & Electric

In November 2005, DCSI entered into a contract to provide equipment, software and services to Pacific Gas & Electric (PG&E) in support of the electric portion of PG&E's AMI project with an initially anticipated contract value of up to approximately $310 million covering up to five million electric endpoints over a five year deployment period beginning in fiscal 2007. PG&E also has the right to purchase additional equipment and services to support existing and new customers through the twenty year term of the contract. Equipment will be purchased by PG&E only upon issuance of purchase orders and release authorizations. PG&E will continue to have the right to purchase products or services from other suppliers for the electric portion of the AMI project. DCSI has agreed to deliver to PG&E versions of its newly developed TNG software as they become available and are tested. Delivery of the final version for which DCSI has committed is currently anticipated in September 2007. In accordance with U.S. generally accepted accounting standards, the Company will defer all revenue related to the DCSI arrangement until all software is delivered and acceptance criteria have been met. The contract provides for liquidated damages in the event that DCSI's late delivery of hardware or software causes a delay to PG&E's AMI master project plan or delays PG&E's realization of its business case benefits and also includes indemnification and other customary provisions. The contract may be terminated by PG&E for default, for its convenience and in the event of a force majeure lasting beyond certain prescribed periods. The Company has guaranteed the obligations of DCSI under the contract. If PG&E terminates the contract for its convenience, DCSI will be entitled to recover certain costs.


During the third quarter of 2007, PG&E announced its plans to request information and proposals from a small group of vendors in order to evaluate such vendors' ability to address potential future functionality requirements for the electric portion of its service territory currently included in DCSI's contract. In July 2007, PG&E issued requests for proposals (RFPs) to a group of vendors, including the Company, for PG&E's electric requirements. Prior to PG&E's issuance of this RFP, Hexagram agreed to provide 2,000 of its RF fixed network electric units for PG&E testing. Testing of Hexagram's electric solution is scheduled to occur in the fourth quarter of 2007. PG&E's current activities will impact the timing and/or receipt of future orders from PG&E for its electric deployment and, until PG&E completes this evaluation and determines whether it will modify its AMI project plan, the Company cannot estimate the total value or the timing of orders that may be received under the DCSI PG&E contract.

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





FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include, but are not limited to, those relating to the estimates or projections made in connection with the Company's accounting policies, SFAS 157, SFAS 158, FASB Interpretation No. 48, annual effective tax rate, research tax credits, timing and amounts of Communications segment commitments and expenditures, outcome of current claims and litigation, future cash flow, capital requirements and operational needs for the foreseeable future, the ultimate values and timing of revenues under the DCSI / PG&E contract and the Hexagram / PG&E contract, the future delivery and acceptance of the TNG software by PG&E, and timing of spending for TNG commitments. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: the risk factors described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and Item 1A of Part II of this report, actions by PG&E's Board of Directors and PG&E's management impacting PG&E's AMI projects, changes to PG&E's AMI project plan resulting from the evaluation of other AMI vendor technologies or other factors; the timing and success of DCSI's software development efforts; the timing and content of purchase order releases under PG&E's contracts; the Company's successful performance under the PG&E contracts; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; successful execution of the planned sale of the Company's Puerto Rico facility; material changes in the costs of certain raw materials including steel, copper and petroleum based resins; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company's successful execution of internal operating plans.


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


                            PART II OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In May 2007, an arbitrator ruled that Lindgren R.F. Enclosures, Inc. was responsible for construction delays incurred on a U.S. government contract completed in June 2005, and awarded the prime contractor damages of $2.3 million. The dispute related to a delivery and installation contract signed in 2003 for a shielded communication room in an international location. The challenging geopolitical environment of this region resulted in lengthy site access issues, material delivery (import) delays, shortages of qualified labor, and personnel security issues. The Company vigorously defended its position. The arbitration award was not appealable, and the Company has paid the award.

ITEM 1A.  RISK FACTORS

In Item 1A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2006, the Company reported that a significant portion of the Communications segment's business is dependent on several large contracts with customers. The largest of these are two contracts to sell electric and gas automatic meter reading systems to PG&E over a period of approximately five years. These projects, which represent a potential high source of revenue, are subject to cancellation or reduction in volume by PG&E, delays, regulatory actions and the Company's ability to develop advanced products and successfully perform the contracts. The loss of revenue which would result from cancellations, delays, reductions, regulatory actions or the Company's failure to perform in connection with these projects could have a material adverse effect on the Company's business, results of operations, and financial condition as a whole. During the third quarter of 2007, PG&E announced its plans to request information and proposals from a small group of vendors in order to evaluate such vendors' ability to address potential future functionality requirements for the electric portion of its service territory currently included in DCSI's contract. In July 2007, PG&E issued requests for proposals (RFPs) to a group of vendors, including the Company, for PG&E's electric requirements. PG&E's current activities will impact the timing and/or receipt of future orders from PG&E for its electric deployment and, until PG&E completes this evaluation and determines whether it will modify its AMI project plan, the Company cannot estimate the total value or the timing of orders that may be received under the DCSI PG&E contract.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2006, the Company's Board of Directors authorized an open market common stock repurchase program for up to 1.2 million shares, subject to market conditions and other factors, which covers the period through September 30, 2008.


                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                       Total
                                                       Number of     Maximum
                                                       Shares        Number of
                                                       Purchased     Shares that
                                Total                  as Part of    May Yet Be
                                Number     Average     Publicly      Purchased
                                of         Price       Announced     Under the
                                Shares     Paid per    Plans or      Plans or
        Period                  Purchased  Share       Programs      Programs

April 1 to April 30, 2007            -                     -
May 1 to May 31, 2007                -                     -
June 1 to June 30, 2007        100,000     $36.44 *  100,000
                               -------     ------    -------
Total                          100,000     $36.44    100,000       1,100,000

     *   Payment made in July 2007



Subsequent to June 30, 2007, the Company repurchased an additional 165,000 shares for a total of 265,000 shares repurchased.



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

        31.1      Certification of Chief
                  Executive Officer
                  relating to Form 10-Q
                  for period ended June
                  30, 2007

        31.2      Certification of Chief
                  Financial Officer
                  relating to Form 10-Q
                  for period ended June
                  30, 2007

         32       Certification of Chief
                  Executive Officer and
                  Chief Financial
                  Officer relating to
                  Form 10-Q for period
                  ended June 30, 2007

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





Dated:   August 8, 2007