Form 10-K
period 2007-09-30
ESCO TECHNOLOGIES INC
filed 2007-11-29
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of business on March 31, 2007: $1,144,087,825*.

*	For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.
Number of shares of Common Stock outstanding at November 26, 2007: 25,747,897.
DOCUMENTS INCORPORATED BY REFERENCE:
1.	Portions of the registrant’s Annual Report to Stockholders for fiscal year ended September 30, 2007 (the “2007 Annual Report”) (Parts I and II).

2.	Portions of the registrant’s Proxy Statement dated December 19, 2007 (the “2008 Proxy Statement”) (Part III).

ESCO TECHNOLOGIES INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

i

Item	Description	Page

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15

9A.	Controls and Procedures	15

9B.	Other Information	15

Part III

10.	Directors, Executive Officers and Corporate Governance	15

11.	Executive Compensation	16

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16

	Equity Compensation Plan Information	16

13.	Certain Relationships and Related Transactions, and Director Independence	17

14.	Principal Accounting Fees and Services	18

Part IV

15.	Exhibits, Financial Statement Schedules	18

SIGNATURES		24

INDEX TO EXHIBITS		25
Form of Exhibits to Option Agreements
Third Amendment to Directors' Extended Compensation Plan
Second Amendment to Directors' Extended Compensation Plan
Third Amendment to 2001 Stock Incentive Plan
First Amendment to Incentive Compensation Plan for Executive Officers
Amendment to 1999 Stock Option Plan
Amendment to Severance Plan
Amendment to Performance Compensation Plan
Amendment to Compensation Plan for Non-Employee Directors
Sections of the 2007 Annual Report to Stockholders
Subsidiaries of ESCO
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
Filtration/Fluid Flow (“Filtration”):
Filtertek Inc.
Filtertek BV
Filtertek do Brasil Industria E Commercio Ltda.
Filtertek SA
Filtertek De Mexico, S.A. de C.V.
PTI Technologies Inc. (“PTI”)
VACCO Industries (“VACCO”)
TekPackaging LLC
RF Shielding and Test (“Test”):
ETS-Lindgren L.P.
Lindgren RF Enclosures, Inc.
ETS-Lindgren OY
ETS-Lindgren Limited
Beijing Lindgren ElectronMagnetic Technology Co., Ltd.
ETS-Lindgren Japan, Inc.
     All of the Filtertek entities listed above are hereinafter collectively referred to as “Filtertek”. All of the Test segment entities listed above are hereinafter collectively referred to as “ETS-Lindgren”.
     On November 25, 2007, the Company completed the sale of the Filtertek businesses to Illinois Tool Works Inc. for approximately $77.5 million in cash, subject to closing working capital adjustments. The net cash proceeds from the sale, estimated at $70 million after taxes and expenses, will be used to pay down a portion of the debt associated with the Doble Engineering Company acquisition, mentioned below.
     The above operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below, and are subsidiaries of ESCO Technologies Holding Inc., a wholly-owned direct subsidiary of ESCO. ESCO and its direct and indirect subsidiaries are hereinafter referred to collectively as the “Company”. The Company’s businesses are subject to a number of risks and uncertainties, including without limitation those discussed in Item 1A below. See also “Management’s Discussion and Analysis” appearing in the 2007 Annual Report, which is herein incorporated by reference, and “Forward-Looking Information” below.
     On August 10, 2007 ESCO acquired the assets and certain liabilities of Wintec, LLC (Wintec) for a purchase price of $6 million. Wintec produces metallic filtration products and its business has been incorporated into VACCO’s operations.
     On November 7, 2007, ESCO announced an agreement to acquire the stock of Doble Engineering Company, headquartered in Watertown, Massachusetts, for $319 million in cash, subject to adjustment for differences in working capital and cash on hand at closing. The Company intends to fund the acquisition by a combination of existing cash and borrowings under a new credit facility to be entered into with a group led by National City Bank. The acquisition is expected to close in the quarter ending December 31, 2007.
PRODUCTS
     The Company’s products are described below. See Note 14 of the Notes to Consolidated Financial Statements in the 2007 Annual Report for financial information regarding segments, which Note is herein incorporated by reference.
COMMUNICATIONS
     The Communications segment accounted for approximately 37%, 34% and 32% of the Company’s total revenue in fiscal years 2007, 2006 and 2005, respectively.
     DCSI is a leading manufacturer of two-way power line communication systems for the electric utility industry (the “TWACS® systems”), which are composed of equipment (primarily meter modules and equipment for central stations and substations), software and support services. The TWACS Network Gateway (“TWACS NG”) software is being developed with technical assistance from a third-party contractor. This development continued in fiscal 2007, leading to the commercial release of its third version, which was delivered to the customer, and has been undergoing operational testing. Additional versions of this software are currently under development and are scheduled for commercial release in fiscal 2008. The TWACS systems provide electric utilities with a proprietary communication technology for automatic meter reading, load control, interval data, outage assessment/restoration monitoring, remote service disconnect/connect, time-of-use data for critical peak pricing, tamper/theft detection and pre-paid metering. Revenue from the TWACS systems, which may be considered a class of similar products, accounted for approximately 24%, 26% and 28% of the Company’s total revenue in fiscal years 2007, 2006 and 2005, respectively. In November 2005, DCSI entered into a contract to provide equipment, software and services to Pacific Gas & Electric (PG&E) in support of the electric portion of PG&E’s Advanced Metering Infrastructure (AMI) project. The contract value was initially expected to total approximately $310 million over a five-year period; however, during the third quarter of fiscal 2007, PG&E announced its plans to request proposals from a small group of vendors in order to evaluate such vendors’ ability to address potential future functionality requirements for the electric portion of its service territory currently included in DCSI’s contract. For further discussion of this contract and certain related contingencies and uncertainties, see Item 1.A Risk Factors and “Management’s Discussion and Analysis — Pacific Gas & Electric” appearing in the 2007 Annual Report.
     Hexagram provides, through its STAR® network, wireless RF data communications systems, primarily to gas and water utilities for automatic meter reading applications. In November 2005, Hexagram entered into a contract with PG&E to provide its communications system for the gas meter portion of PG&E’s AMI Project. The total anticipated contract revenue through the full five-year deployment is approximately $225 million. This contract is subject to contingencies and uncertainties similar to those associated with the DCSI — PG&E contract described above, except that the TWACS NG software is not applicable to this contract. PG&E is currently evaluating Hexagram’s technology for possible use in the electric portion of its AMI project.
     Nexus provides energy companies with software solutions that add value to their existing billing and metering infrastructure to allow both the energy company and its customers to better manage energy-driven transactions and decision-making. Nexus’ analytics-based software applications are used by over 100 major energy organizations worldwide.
     Comtrak manufactures advanced video security monitoring systems for commercial and industrial applications. Comtrak is continuing to work jointly with ADT Security Services, Inc., who is selling this system under its SecurVision® trademark to a variety of markets.

FILTRATION
     The Filtration segment accounted for approximately 36%, 38% and 40% of the Company’s total revenue in fiscal years 2007, 2006 and 2005, respectively.
     PTI is a leading supplier of filtration products serving the commercial aerospace, military aerospace and various industrial markets. The industrial markets include chemical processing, automotive and mobile equipment. Products include filter elements, assemblies, modules, indicators and other related components. All products must meet stringent quality requirements and withstand severe operating conditions. Product applications include aircraft and mobile equipment hydraulic systems, aircraft engines, plant equipment and automotive transmissions. PTI supplies products worldwide to original equipment manufacturers and the U.S. government under long term contracts, and to the commercial aftermarkets through distribution channels.
     VACCO supplies flow control products, valves and filters to the space, defense and commercial industries for use in aircraft, satellite propulsion systems, satellite launch vehicles, the space shuttle and its successor, Project Constellation. VACCO also uses its etched disc technology to produce quiet valves and manifolds for U.S. Navy applications.
     TekPackaging LLC produces highly engineered thermal-formed and security packaging products for medical, food and electronics products.
     As previously noted in this report, the Filtertek businesses were sold as of November 25, 2007. Filtertek develops and manufactures a broad range of specialized filtration and fluid/flow products at its facilities in North America, South America and Europe. Filtertek’s products, which are centered around its insert injection-molding technology wherein a filter medium is inserted into the tooling prior to injection-molding of the filter housing, have widespread applications in the medical and healthcare, automotive fluid system, consumer appliance and other commercial and industrial markets. Typical Filtertek customers may require daily production of thousands of units, at very high levels of quality, that are generally produced in highly-automated manufacturing cells. Many of Filtertek’s products are produced utilizing patented designs or proprietary product or process design, or both. Filtertek’s products are typically supplied to original equipment manufacturers under long-term contracts.
TEST
     The Test segment accounted for approximately 27%, 28% and 28% of the Company’s total revenue in fiscal years 2007, 2006 and 2005, respectively.
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
     ETS-Lindgren also supplies customers with a broad range of components including RF absorptive materials, RF filters, active compensation systems, antennas, antenna masts, turntables and electric and magnetic probes, RF test cells, proprietary measurement software and other test accessories required to perform a variety of tests. ETS-Lindgren also offers a variety of services including calibration for antennas and field probes, chamber certification, field surveys, customer training and a variety of product tests. ETS-Lindgren operates the following accredited test labs: American Association for Laboratory Accreditation (“A2LA”), National Voluntary Laboratory Accreditation Program (“NAVLAP”) and CATL (CTIA-The Wireless Association (“CTIA”) Accredited Test Lab). In addition, ETS-Lindgren serves the acoustics, medical, health and safety, electronics, wireless communications, automotive and defense markets.

MARKETING AND SALES
     The Filtration and Test segments’ products generally are distributed to customers through a domestic and foreign network of distributors, sales representatives and in-house salespersons. DCSI’s sales to investor-owned utilities are made directly to the utilities through its sales team. DCSI utilizes distributors and direct sales representatives to sell its systems to the electric utility cooperative and municipal markets. Hexagram utilizes distributors and direct sales representatives to sell its systems to electric, gas, water and combination utilities. Nexus markets its products utilizing its in-house sales force.
     The Company’s international sales accounted for approximately 23%, 22% and 24% of the Company’s total sales in the fiscal years ended September 30, 2007, 2006 and 2005, respectively. See Note 14 of the Notes to Consolidated Financial Statements in the 2007 Annual Report for financial information regarding geographic areas, which Note is herein incorporated by reference. See also Item 1.A Risk Factors for a discussion of risks of the Company’s international operations.
     Some of the Company’s products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government accounted for approximately 6%, 6% and 8% of the Company’s total sales in the fiscal years ended September 30, 2007, 2006 and 2005, respectively.
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
     In the Communications segment, many of the products are based on patented or otherwise proprietary technology, including the Company’s TWACS technology. The TWACS systems are protected primarily by a number of patents expiring on various dates ending in 2017. Patents covering significant aspects of the TWACS technology will expire in 2010 for outbound signal reception and in 2017 for inbound signal generation. Other patents covering inbound and outbound signal detection have expired in 2007. The Communications segment policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products and methods of operation for its businesses, as such developments are made. The Company plans to protect the TWACS NG software code as a trade secret, although certain discrete features and functionality may be patented. Hexagram holds two significant patents which cover the operation of its STAR® network communications systems. These will expire in 2015 and 2016.
     With respect to the Filtration segment, an increasing number of products are based on patented or otherwise proprietary technology that sets them apart from the competition. VACCO’s proprietary quieting technology, which it protects as trade secrets, is a significant differentiator for products supplied to the U.S. Navy submarine fleet.
     In the Test segment, patent protection has been sought for significant inventions. Examples of such inventions include novel designs for window and door assemblies used in shielded enclosures and anechoic chambers, improved acoustic techniques for sound isolation and a variety of unique antennas.
     The Company considers its patent and other intellectual property to be of significant value in each of its segments. The Communications segment owns intellectual property, including its TWACS technology, which it deems necessary or desirable for the manufacture, use or sale of its products. See the references to the TWACS NG software above in this section and in “Communications” on page 2 of this report. No other segment is materially dependent on any single patent, group of patents or other intellectual property.
BACKLOG
     Total Company backlog, including Filtertek, at September 30, 2007 was $288.1 million, representing an increase of $34.7 million (13.7%) from the beginning of the fiscal year backlog of $253.4 million. The backlog of firm orders at September 30, 2007 and September 30, 2006, respectively, was: $104.9 million and $78.6 million for Filtration (of which, $30.5 million and $21.3 million, respectively, was for Filtertek); $123.2 million and $119.0 million for Communications; and $60.0 million and $55.8 million for Test. As of September 30, 2007, it is estimated that, excluding Filtertek, domestic customers accounted for approximately 83% of the Company’s total firm orders, and international customers accounted for approximately 17%. Of the Company’s total backlog of orders at September 30, 2007, excluding Filtertek, approximately 85% is expected to be completed in the fiscal year ending September 30, 2008.
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
     In the Communications segment, DCSI has arrangements with three independent manufacturers which produce and supply substantially all of DCSI’s end-products. Two of these manufacturers are industry leaders with worldwide operations. Each of these manufacturers is directed by DCSI to purchase certain unique raw material components from suppliers designated by DCSI. DCSI also has contracts with certain of the raw material suppliers, directing them to supply such raw materials to DCSI’s manufacturers. Hexagram has contracts with two independent manufacturers which produce and supply substantially all of Hexagram’s end-products, as well as contracts with several of the suppliers of the raw materials that are incorporated into such end-products. Hexagram also utilizes one of the primary suppliers used by DCSI, which is another source for the production of Hexagram’s end-products. The Company believes that the above-described manufacturers and suppliers will be reliable sources for DCSI’s and Hexagram’s end-products for the foreseeable future.
     The Filtration segment purchases supplies from a wide array of vendors. In most instances, multiple vendors of raw materials are screened during a qualification process to ensure that there will not be an interruption of supply should one of them discontinue operations. Nonetheless, in some situations, there is a risk of shortages due to reliance on a limited number of suppliers or because of price fluctuations due to the nature of the raw materials.
     The Test segment is a vertically integrated supplier of EM shielding products, producing most of its critical RF components. However, this segment purchases significant quantities of raw materials such as steel, copper, nickel and wood. Accordingly, the segment is subject to price fluctuations in the worldwide raw materials markets. In fiscal 2007, this segment experienced significant price increases in the metal markets as compared to the prior year.
COMPETITION
     Competition in the Company’s major markets is broadly based and global in scope. The Company faces intense competition from a large number of companies for nearly all of its products. Competition can be particularly intense during periods of economic slowdown, and this has been experienced in the past in some of the Filtration markets. Although the Company is a leading supplier in several of the markets it serves, it maintains a relatively small share of the business in many of the other markets it serves. Individual competitors range in size from annual revenues of less than $1 million to billion dollar enterprises. Because of the specialized nature of the Company’s products, its competitive position with respect to its products cannot be precisely stated. However, DCSI and Hexagram are believed to be leading suppliers in the fixed network segment of the automatic meter reading (“AMR”) market. This fixed network segment comprises a substantial part of the total AMR market for utilities. Substantial efforts are required in order to maintain existing business levels. In the Company’s major served markets, competition is driven primarily by quality, technology, price and delivery performance. See Item 1.A Risk Factors.
     Primary competitors of the Communications segment in the utility communications market include Itron, Inc., Cellnet+Hunt, Cannon Technologies Inc., Sensus Metering Systems Inc., Elster Electricity, L.L.C, Comverge, Inc. e-Meter Corporation and Oracle Corporation.
     Pall Corporation and SoFrance are the primary competitors in the Filtration markets. Other significant competitors in these markets include Clarcor Inc. and Moog Inc.
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
     The Company performs research and development at its own expense, and also engages in research and development funded by customers. For the fiscal years ended September 30, 2007, 2006 and 2005, total Company-sponsored research and development expenses were approximately $25.4 million, $20.0 million and $16.8 million, respectively. Total customer-sponsored research and development expenses were approximately $7.6 million, $6.3 million and $5.7 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively. All of the foregoing expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $9.1 million, $9.1 million and $7.8 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.
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
GOVERNMENT CONTRACTS
     The Company’s contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government are primarily firm fixed-price contracts under which work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the Company. However, VACCO has had an increasing number of “cost plus fixed fee” contracts awarded. All Government prime contracts and virtually all of the Company’s subcontracts provide that they may be terminated at the convenience of the Government. Upon such termination, the Company is normally entitled to receive equitable compensation. See “Marketing And Sales” in this Item 1 and Item 1.A Risk Factors for additional information regarding Government contracts.
EMPLOYEES
     As of October 31, 2007, the Company employed approximately 2,700 persons.
FINANCING
     On October 6, 2004, the Company entered into a $100 million five-year revolving credit facility with a $50 million increase option. This facility is available for direct borrowings and/or the issuance of letters of credit, and is provided by a group of six banks, led by Wells Fargo Bank as agent, with a maturity of October 6, 2009. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. See “Management’s Discussion and Analysis — Capital Resources and Liquidity” in the 2007 Annual Report, and Note 9 of the Notes to Consolidated Financial Statements in the 2007 Annual Report, which information is herein incorporated by reference.
     Subsequent to September 30, 2007, the Company announced its intention to enter into a new credit facility led by National City Bank in connection with the Company’s anticipated acquisition of Doble Engineering Company.
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
Item 1A. Risk Factors
     This Form 10-K, including Item 1 “Business,” Item 2 “Properties”, Item 3 “Legal Proceedings” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (incorporated by reference to “Management’s Discussion and Analysis” appearing in the 2007 Annual Report), contains “forward-looking statements” within the meaning of the safe harbor provisions of the federal securities laws. In addition to the risks and uncertainties discussed elsewhere in this Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statements.

A SIGNIFICANT PORTION OF COMMUNICATIONS SEGMENT REVENUES IS GENERATED BY A LIMITED NUMBER OF LARGE CONTRACTS.
     A significant portion of the Communications segment’s business is dependent on several large contracts with customers. The largest of these are two contracts to separately sell electric and gas automatic meter reading systems to PG&E for its AMI project over a period of approximately five years. These contracts, which represent a potential high source of revenue, are subject to cancellation or reduction in volume by PG&E, delays, regulatory actions and the Company’s ability to develop advanced products and successfully perform the contracts. In the third quarter of fiscal 2007, PG&E announced that it was going to evaluate other suppliers’ technologies for use in the electric portion of its AMI project. Currently, PG&E has not completed its evaluation. There is no assurance that PG&E will purchase DCSI’s systems for all of its electric meters. The loss of revenue which would result from PG&E’s selection of other suppliers, cancellations, delays, reductions, regulatory actions or the Company’s failure to perform in connection with these contracts could have a material adverse effect on the Company’s business, results of operations and financial condition as a whole.
FAILURE OR DELAY IN NEW PRODUCT DEVELOPMENT COULD REDUCE THE COMPANY’S FUTURE SALES.
     Much of the Company’s business is dependent on the continuous development of new products and technologies to meet the changing needs of the Company’s markets on a cost-effective basis. Many of these markets are highly technical from an engineering standpoint, and the relevant technologies are subject to rapid change. For example, the continued development of the TWACS NG software is critical to the continued sales growth of DCSI. Failure to deliver the final version of the TWACS NG software, to which DCSI has committed under the PG&E contract, could constitute an event of default and adversely impact expected revenues.
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
A SIGNIFICANT PORTION OF THE COMPANY’S CAPITALIZED SOFTWARE IS SUBJECT TO IMPAIRMENT RISK BASED ON THE ABILITY TO MARKET THE SOFTWARE
     A significant portion of the Company’s capitalized software value is contingent on the future sales of TWACS NG software. Failure to generate sufficient sales to recoup costs could result in the impairment of the capitalized software costs.
CERTAIN MANUFACTURING OPERATIONS ARE DEPENDENT ON A SMALL NUMBER OF THIRD-PARTY SUPPLIERS
     A significant part of the Communications segment’s manufacturing operations relies on a small number of third-party manufacturers to supply the segment’s products. For example, DCSI has arrangements with three manufacturers which produce and supply substantially all of DCSI’s end-products. Two of these suppliers produce these end-products in Mexico. A significant disruption (for example, a strike) in the supply of those products could negatively affect the timely delivery of DCSI’s products to customers and future sales. Comtrak currently relies on a single source for a major portion of its products.
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
INCREASES IN RAW MATERIAL PRICES AND AVAILABILITY OF RAW MATERIALS COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS.
     The cost of raw materials is a major element of the total cost of many of the Company’s products. For example, the Test segment’s critical components rely on purchases of raw materials from third parties. Increases in the prices of raw materials (such as steel, copper, nickel, zinc, wood and petrochemical products) could have an adverse impact on business by, among other things, increasing costs and reducing margins.
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
ECONOMIC, POLITICAL AND OTHER RISKS OF THE COMPANY’S INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT BUSINESS
     In fiscal 2007, approximately 23% of the Company’s sales were made to international customers. An economic downturn or an adverse change in the political situation in certain foreign countries in which the Company does business could cause a decline in revenues and adversely affect the Company’s financial condition. For example, the Test segment does significant business in Asia. Changes in the Asian political climate or political changes in specific Asian countries could negatively affect the Company’s business. Softness in the European economy could have a significant adverse effect on the Company’s European revenues.
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
THE END OF CUSTOMER PRODUCT LIFE CYCLES COULD NEGATIVELY AFFECT FILTRATION SEGMENT RESULTS.
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
FORWARD-LOOKING INFORMATION
     Statements contained in this Form 10-K regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts and projections about the Company’s performance and the industries in which the Company operates, the Company’s ability to utilize NOLs, adequacy of the Company’s credit facilities and future cash flows, estimates of anticipated contract costs and revenues, the timing, amount and success of claims for research credits, the timing and success of software development efforts and resulting costs, acceptance by PG&E of the final version of DCSI’s TWACS NG software, the anticipated value of the PG&E contract, timing of closing the Doble acquisition, the outcome of current litigation, claims and charges, recoverability of deferred tax assets, continued reinvestment of foreign earnings, the impact of FIN 48 and SFAS 157, future costs relating to environmental matters, share repurchases, investments, sustained performance improvement, performance improvement initiatives, growth opportunities, new product development, the Company’s ability to increase shareholder value, acquisitions, and other statements contained herein which are not strictly historical are considered “forward-looking statements” within the meaning of the safe harbor provisions of the federal securities laws. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that such statements are only predictions, speak only as of the date of this report, and the Company undertakes no duty to update. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment including, but not limited to: those described in this “Item 1A. Risk Factors;” actions by the California Public Utility Commission, PG&E’s Board of Directors or PG&E’s management impacting PG&E’s AMI projects; the timing and success of DCSI’s software development efforts; the timing and content of purchase order releases under the PG&E contracts; DCSI’s and Hexagram’s successful performance of the PG&E contracts; satisfaction of closing conditions to the Doble acquisition; the timing and execution of real estate sales; termination for convenience of customer contracts; timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; the timing, pricing and availability of shares offered for sale; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; the successful sale of the Company’s Puerto Rico facility; collective bargaining and labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal operating plans.
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     The Company’s principal buildings contain approximately 913,700 square feet of floor space. Approximately 357,300 square feet are owned by the Company and approximately 556,400 square feet are leased. See Note 7 of the Notes to Consolidated Financial Statements in the 2007 Annual Report, which information is herein incorporated by reference. The principal plants and offices are as follows*:

		Sq. Ft.	Lease Expiration	Principal Use
Location	Size (Sq. Ft.)	Owned/Leased	Date	(Operating Segment)

South El Monte, CA	132,100	Owned-100,100	1-2-2008	Management,
		Leased — 32,000		Engineering and
				Manufacturing
				(Filtration)

Oxnard, CA	127,400	Owned		Management,
				Engineering and
				Manufacturing
				(Filtration)

Durant, OK	100,000	Owned		Manufacturing (Test)

St. Louis, MO	86,800	Leased	3-31-2013	Management and
			(one 5-year renewal	Engineering
			option)	(Communications)

Huntley, IL	85,000	Owned		Management and
				Manufacturing
				(Filtration)

Cedar Park, TX	70,000	Owned		Management,
				Engineering and
				Manufacturing (Test)

Cleveland, OH	59,600	Leased	1-31-2011	Management,
			(four 3-year renewal	Engineering and
			options)	Manufacturing
				(Communications)

Glendale Heights, IL	59,400	Leased	3-31-2010	Management,
			(three 3-year	Engineering and
			renewal options)	Manufacturing (Test)

Eura, Finland	40,900	Owned		Management,
				Engineering and
				Manufacturing (Test)

Beijing, China	39,600	Leased	4,600 sq. ft. Office	Manufacturing (Test)
			8-30-2010
			35,000 sq. ft. Plant
			12-31-2009

St. Louis, MO	33,000	Owned		Management and
				Engineering
				(Communications)

Minocqua, WI	30,200	Leased	3-31-2010	Engineering and
			(three 3-year	Manufacturing (Test)
			renewal options)

		Sq. Ft.	Lease Expiration	Principal Use
Location	Size (Sq. Ft.)	Owned/Leased	Date	(Operating Segment)

St. Louis, MO	19,000	Leased	8-31-2015	ESCO Headquarters
			(one 5-year renewal
			option)

Wellesley, MA	18,500	Leased	9-30-2012	Management and
				Engineering
				(Communications)

Stevenage, England	12,200	Leased	8-11-2017	Management,
			(Option to terminate	Engineering and
			in 2012)	Manufacturing (Test)

*	The table does not include an owned vacant facility in Patillas, Puerto Rico, consisting of a building of approximately 77,300 square feet, that was formerly used as a Filtration manufacturing facility. The Company ceased operations in this facility in March 2004, and is currently marketing it for sale.
     The Company believes its buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for the Company’s current production requirements.
Item 3. Legal Proceedings
     As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. With respect to claims and litigation asserted or commenced against the Company, it is the opinion of management that final judgments, if any, which might be rendered against the Company are adequately reserved or covered by insurance, and are not likely to have a material adverse effect on its financial condition or results of operation.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Executive Officers of the Registrant
     The following sets forth certain information as of November 26, 2007 with respect to ESCO’s executive officers. These officers have been elected to terms which expire at the first meeting of the Board of Directors after the next annual meeting of Stockholders.

Name	Age	Position(s)

Victor L. Richey, Jr.*	50	Chairman, President, Chief Executive Officer and Director
Gary E. Muenster	47	Senior Vice President and Chief Financial Officer
Alyson S. Barclay	48	Vice President, Secretary and General Counsel

*	Also Chairman of the Executive Committee of the Board of Directors.
     There are no family relationships among any of the executive officers and directors.
     Since October 2002, Mr. Richey has been Chief Executive Officer of ESCO, and since April 2003 he has also been Chairman. Since October 2006, he has also been President.

     Mr. Muenster was Vice President and Chief Financial Officer of ESCO from October 2002 until November 2005. Since the latter date, he has been Senior Vice President and Chief Financial Officer.
     Ms. Barclay has been Vice President, Secretary and General Counsel of ESCO since October 1999.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information required by this item is incorporated herein by reference to Notes 10 and 11 of the Notes to Consolidated Financial Statements, “Common Stock Market Price” and “Shareholders’ Summary—Capital Stock Information” appearing in the 2007 Annual Report. As of November 15, 2007, there were approximately 2,700 record holders of Common Stock (including Company employees holding shares under the Employee Stock Purchase Plan). ESCO does not anticipate, currently or in the foreseeable future, paying cash dividends on the Common Stock, although it reserves the right to do so to the extent permitted by applicable law and agreements. ESCO’s dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at that time, based on ESCO’s earnings and financial position and such other business considerations as the Board deems relevant. See Item 12 for equity compensation plan information.
ISSUER PURCHASES OF EQUITY SECURITIES*:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
			as Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
July 1-31, 2007	165,000	$38.54	165,000	0
August 1-31, 2007	0	N.A.	0	0
Sep. 1-30, 2007	0	N.A.	0	0
Total	165,000	$38.54	165,000	935,000

*	On August 8, 2006, the Board of Directors announced a new common stock repurchase program (the “2006 Program”) for a maximum of 1,200,000 shares. The 2006 Program will expire September 30, 2008. There currently is no repurchase program which the Company has determined to terminate prior to the program’s expiration, or under which the Company does not intend to make further purchases.
Item 6. Selected Financial Data
     The information required by this item is incorporated herein by reference to “Five-Year Financial Summary” and Note 2 of the Notes to Consolidated Financial Statements appearing in the 2007 Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis” appearing in the 2007 Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is incorporated herein by reference to “Market Risk Analysis” and

“Quantitative And Qualitative Disclosures About Market Risk” in “Management’s Discussion and Analysis” appearing in the 2007 Annual Report.
Item 8. Financial Statements and Supplementary Data
     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company on pages 23 through 42 and the report thereon of KPMG LLP, an independent registered public accounting firm, appearing on page 44 of the 2007 Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management’s Report on Internal Control Over Financial Reporting and the attestation report thereon of KPMG LLP are incorporated herein by reference to pages 43 and 45, respectively, in the 2007 Annual Report.
     There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information regarding nominees and directors appearing under “Nominees and Continuing Directors” in the 2008 Proxy Statement is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this Form 10-K. Information regarding the Audit and Finance Committee and its members appearing under “Board of Directors and Committees” in the 2008 Proxy Statement is hereby incorporated by reference.
     Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement is hereby incorporated by reference.
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

Item 11. Executive Compensation
     Information appearing under “Board of Directors and Committees,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2008 Proxy Statement is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information regarding beneficial ownership of shares of common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent stockholders appearing under “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2008 Proxy Statement is hereby incorporated by reference.
Equity Compensation Plan Information:
     The following table summarizes certain information regarding Common Shares that may be issued by the Company pursuant to its equity compensation plans existing as of September 30, 2007.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights(1)	warrants and rights	column (a))(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders (2)	1,723,001 (3)	$30.35 (4)	1,749,874	(5)(6)

Equity compensation plans not approved by security holders	0	N/A	257,498	(7)

Total	1,723,001	$30.35	2,007,372

(1)	Number of Common Shares is subject to adjustment for any future changes in capitalization for stock splits, stock dividends and similar events.

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

Officer the power to grant stock options to persons who are not such “officers”, with the limitation of 10,000 shares per award and 100,000 shares awarded in the aggregate in any fiscal year; the 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan were amended with respect to Performance Share distributions to: (i) eliminate the participant’s option to pay cash for tax withholding and receive all shares due, and (ii) eliminate the participant’s option to defer the distribution; the 2004 Incentive Compensation Plan was amended with respect to Performance Share distributions to eliminate the Committee’s discretion to determine the percentage of the distribution to be made in shares or to be withheld for tax payments; and, subsequent to September 30, 2007, the 1999 Stock Option Plan, the 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan were amended in accordance with Section 409A of the Internal Revenue Code of 1986, as amended, to eliminate the Committee’s discretion to grant to stock option holders additional alternative stock appreciation rights covering additional shares, under certain circumstances; and in the case of the 2004 Plan, to restrict the payment of dividend equivalents to participants in restricted stock awards to the time when the shares to which the dividend equivalents apply are delivered to the participant.

(3)	Includes 164,060 Common Shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the Company’s 2001 Stock Incentive Plan.

(4)	Does not include 164,060 Common Shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the 2001 Stock Incentive Plan, for which there are no exercise prices.

(5)	Comprises 4,144 Common Shares under the 1999 Stock Option Plan, 278,987 Common Shares under the 2001 Stock Incentive Plan and 1,466,743 Common Shares under the 2004 Incentive Compensation Plan.

(6)	Does not include shares that may be purchased on the open market pursuant to the Company’s Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants may elect to have up to 10% of their current salary or wages withheld and contributed to one or more independent trustees for the purchase of Common Shares. At the discretion of an officer of the Company, the Company or a domestic subsidiary or division may contribute cash in an amount not to exceed 20% of the amounts contributed by participants. The total number of Common Shares purchased with the Company’s matching contributions, however, may not exceed 183,446. As of September 30, 2007, 36,307 shares had been purchased with the Company’s matching funds.

(7)	Represents Common Shares issuable pursuant to the Compensation Plan for Non-Employee Directors (the “Compensation Plan”), which provides for each director to be paid (in addition to other fees) an annual retainer fee payable partially in cash and partially in Common Shares. Periodically, the Human Resources and Compensation Committee of the Board of Directors determines the amount of the retainer fee and the allocation of the fee between cash and Common Shares. The maximum number of Common Shares available for distribution under the Compensation Plan is 400,000 shares. The stock portion of the retainer fee is distributable in quarterly installments. Directors may elect to defer receipt of all of their cash compensation and/or all of the stock portion of the retainer fee. The deferred amounts are credited to the director’s deferred compensation account in stock equivalents. Deferred amounts are distributed in Common Shares or cash at such future dates as specified by the director unless distribution is accelerated in certain circumstances, including a change in control of the Company. The stock portion which has been deferred may only be distributed in Common Shares.
Item 13. Certain Relationships and Related Transactions and Director Independence
     Information regarding the Company’s directors, nominees for directors and members of the committees of the board of directors, and their status of independence appearing under “Board of Directors and Committees” in the 2008 Proxy Statement is hereby incorporated by reference.
     There was no transaction since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

     The Company has implemented a written policy to ensure that all “Interested Transactions” with “Related Parties” will be at arm’s length and on terms generally available to an unaffiliated third-party under the same or similar circumstances. Interested Transactions are any Company transactions in which any Related Party has or will have a direct or indirect interest. Related Parties are executive officers, directors, director nominees and persons owning more than 5% of Company common stock, or any immediate family member of such parties. The policy contains procedures requiring Related Parties to notify the Company of potential Interested Transactions and for the Nominating and Corporate Governance Committee (Committee) to review and approve or disapprove of such transaction. The Committee will consider whether the Interested Transaction with a Related Party is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances. If advance Committee approval is not feasible or is not obtained, the policy requires submission to the Committee after the fact, and the Committee is empowered to approve, ratify, amend, rescind or terminate the transaction. In such event, the Committee may also request the General Counsel to evaluate the Company’s controls and procedures to ascertain whether any changes to the policy are recommended.
Item 14. Principal Accounting Fees and Services
     Information regarding the Company’s independent auditors, their fees and services, and the Company’s Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services appearing under “Independent Public Accountants” in the 2008 Proxy Statement is hereby incorporated by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Documents filed as a part of this report:
1.	The Consolidated Financial Statements of the Company on pages 23 through 42 and the Reports of Independent Registered Public Accounting Firm thereon of KPMG LLP appearing on pages 44 and 45 of the 2007 Annual Report.

2.	Financial statement schedules have been omitted because the subject matter is disclosed elsewhere in the financial statements and notes thereto, not required or not applicable, or the amounts are not sufficient to require submission.

3.	Exhibits:

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

     3. Exhibits:

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

3.1	Restated Articles of Incorporation	Incorporated by Reference, Exhibit 3(a)[1]

3.2	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by Reference, Exhibit 4(e)[2]

3.3	Articles of Merger effective July 10, 2000	Incorporated by Reference, Exhibit 3(c)[3]

3.4	Bylaws, as amended and restated	Incorporated by Reference, Exhibit 3.4[4]

3.5	Amendment to Bylaws effective November 9, 2007	Incorporated by Reference, Exhibit 3.1[23]

4.1	Specimen Common Stock Certificate	Incorporated by Reference, Exhibit 4(a)[3]

4.2	Specimen Rights Certificate	Incorporated by Reference, Exhibit B to Exhibit 4.1[5]

4.3	Rights Agreement dated as of September 24, 1990 (as amended and restated as of February 3, 2000) between the Registrant and Registrar and Transfer Company, as successor Rights Agent	Incorporated by Reference, Exhibit 4.1[5]

4.4	Credit Agreement dated as of October 6, 2004, among the Registrant, Wells Fargo Bank, N.A., as agent, and the lenders listed therein	Incorporated by Reference, Exhibit 4.4[6]

4.5	Consent and waiver to Credit Agreement (listed as 4.4, above) dated as of January 20, 2006	Incorporated by Reference, Exhibit 4.1[21]

10.1	Form of Indemnification Agreement with each of ESCO’s directors	Incorporated by Reference, Exhibit 10(k)[7]

10.2	Supplemental Executive Retirement Plan as amended and restated as of August 2, 1993*	Incorporated by Reference, Exhibit 10(n)[8]

10.3	Second Amendment to Supplemental Executive Retirement Plan effective May 1, 2001*	Incorporated by Reference, Exhibit 10.4[9]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

10.4	Directors’ Extended Compensation Plan*	Incorporated by Reference, Exhibit 10(o)[8]

10.5	First Amendment to Directors’ Extended Compensation Plan effective January 1, 2000*	Incorporated by Reference, Exhibit 10.11[10]

10.6	Second Amendment to Directors’ Extended Compensation Plan effective April 1, 2001*	Incorporated by Reference, Exhibit 10.7[9]

10.7	1994 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.1[11]

10.8	Amendment to 1994 Stock Option Plan effective July 18, 2002*	Incorporated by Reference, Exhibit 10(b)[12]

10.9	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.15[10]

10.10	Severance Plan adopted as of August 10, 1995 (as restated February 5, 2002)*	Incorporated by Reference, Exhibit 10[13]

10.11	Amendment to 1994 Stock Option Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.12[4]

10.12	1999 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.2[11]

10.13	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.3[11]

10.14	Amendment to 1999 Stock Option Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.15[4]

10.15	Employment Agreement with Executive Officer*[14]	Incorporated by Reference, Exhibit 10(bb)[1]

10.16	Amendment to Employment Agreement with Executive Officer*[15]	Incorporated by Reference, Exhibit 10.18[9]

10.17	Executive Stock Purchase Plan*	Incorporated by Reference, Exhibit 10.24[10]

10.18	Compensation Plan For Non-Employee Directors*	Incorporated by Reference, Exhibit 10.22[9]

10.19	2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit B[16]

10.20	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.24[17]

10.21	Form of Non-qualified Stock Option Agreement*	Incorporated by Reference, Exhibit 10.25[17]

10.22	Form of Notice of Award—Performance— Accelerated Restricted Stock *	Incorporated by Reference, Exhibit 10.26[17]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

10.23	Form of Supplemental Executive Retirement Plan Agreement *	Incorporated by Reference, Exhibit 10.28[17]

10.24	Amendment to 2001 Stock Incentive Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.29[4]

10.25	Sixth Amendment and Restatement of Employee Stock Purchase Plan effective as of October 15, 2003*	Incorporated by Reference, Appendix C[18]

10.26	Second Amendment to Employment Agreement with V.L. Richey, Jr.	Incorporated by Reference, Exhibit 10.1[19]

10.27	Second Amendment to Employment Agreement with G.E. Muenster (identical document with A.S. Barclay)*	Incorporated by Reference, Exhibit 10.2[19]

10.28	Notice of Award — restricted stock award to V.L. Richey, Jr. (identical documents except for number of shares awarded for:	Incorporated by Reference, Exhibit 10.3[19]
C.J. Kretschmer — 4,750 shares; G.E. Muenster — 2,400 shares; A.S. Barclay — 1,800 shares)*

10.29	2004 Incentive Compensation Plan*	Incorporated by Reference, Appendix B[18]

10.30	Summary of Non-Employee Directors’ Compensation*	Incorporated by Reference, Exhibit 10.1[20]

10.31	Performance Compensation Plan Amended and Restated as of November 25, 2002*	Incorporated by Reference, Exhibit 10.2[20]

10.32	2005 Performance Measures and Evaluation Criteria under Performance Compensation Plan*	Incorporated by Reference, Exhibit 10.3[20]

10.33	Awards to Executive Officers Not Reported on Form 8-K, October 4, 2004*	Incorporated by Reference, Exhibit 10.4[20]

10.34	Form of Notice of Award—Performance-Accelerated Restricted Stock under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.5[20]

10.35	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.6[20]

10.36	Form of Nonqualified Stock Option Agreement under 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.7[20]

10.37	Form of Incentive Stock Option Agreement under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.8[20]

10.38	Form of Nonqualified Stock Option Agreement under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.9[20]

10.39	Second Amendment to 2001 Stock Incentive Plan effective August 3, 2006*	Incorporated by Reference, Exhibit 10.39[22]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

10.40	First Amendment to 2004 Incentive Compensation Plan effective August 3, 2006*	Incorporated by Reference, Exhibit 10.40[22]

10.41	Employment Agreement with C.J. Kretschmer effective October 1, 2006*	Incorporated by Reference, Exhibit 10.41[22]

10.42	Form of Exhibits (“Non-Compete” and “Change of Control”) to Option Agreements listed as 10.35 and 10.36, above*

10.43	Third Amendment to Directors’ Extended Compensation Plan effective October 3, 2007*

10.44	Second Amendment to 2004 Incentive Compensation Plan effective October 3, 2007*

10.45	Third Amendment to 2001 Stock Incentive Plan effective October 3, 2007*

10.46	First Amendment to Incentive Compensation Plan for Executive Officers effective October 3, 2007*

10.47	Amendment to 1999 Stock Option Plan effective October 3, 2007*

10.48	Amendment to Severance Plan effective October 3, 2007*

10.49	Amendment to Performance Compensation Plan effective October 3, 2007*

10.50	Amendment to Compensation Plan for Non-Employee Directors effective October 3, 2007*

13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2007:
•	Management’s Discussion and Analysis (pgs. 12-22)

•	Consolidated Financial Statements (pgs. 23-42) and Report of Independent Registered Public Accounting Firm (p. 44)

•	Management’s Report on Internal Control over Financial Reporting (p. 43)

•	Report of Independent Registered Public Accounting Firm (p.45)

•	Five-year Financial Summary (p. 46)

•	Common Stock Market Price (p. 46)

•	Shareholders’ Summary—Capital Stock Information (p. 48)

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

21	Subsidiaries of ESCO

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

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

[21] Incorporated by reference to Current Report on Form 8-K dated February 2, 2006, at the Exhibit indicated.

[22] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2006, at the Exhibit indicated.

[23] Incorporated by reference to Current Report on Form 8-K dated November 12, 2007, at the Exhibit indicated.

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

ESCO TECHNOLOGIES INC.
Date: November 26, 2007	By	/s/ V.L. Richey, Jr.
V.L. Richey, Jr.
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below effective November 26, 2007, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ V.L. Richey, Jr. V.L. Richey, Jr.	Chairman, President, Chief Executive Officer and Director

/s/ G.E. Muenster G.E. Muenster	Senior Vice President and Chief Financial Officer, Principal Accounting Officer

/s/ J.M. McConnell J.M. McConnell	Director

/s/ L.W. Solley L.W. Solley	Director

/s/ J.M. Stolze J.M. Stolze	Director

/s/ D.C. Trauscht D.C. Trauscht	Director

/s/ J.D. Woods J.D. Woods	Director

INDEX TO EXHIBITS
Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

10.42	Form of Exhibits (“Non-Compete” and “Change of Control”) to Option Agreements

10.43	Third Amendment to Directors’ Extended Compensation Plan effective October 3, 2007

10.44	Second Amendment to 2004 Incentive Compensation Plan effective October 3, 2007

10.45	Third Amendment to 2001 Stock Incentive Plan effective October 3, 2007

10.46	First Amendment to Incentive Compensation Plan for Executive Officers effective October 3, 2007

10.47	Amendment to 1999 Stock Option Plan effective October 3, 2007

10.48	Amendment to Severance Plan effective October 3, 2007

10.49	Amendment to Performance Compensation Plan effective October 3, 2007

10.50	Amendment to Compensation Plan for Non-Employee Directors effective October 3, 2007

13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2007:
•	Management’s Discussion and Analysis (pgs. 12-22)

•	Consolidated Financial Statements (pgs. 23-42) and Report of Independent Registered Public Accounting Firm (p. 44)

•	Management’s Report on Internal Control over Financial Reporting (p. 43)

•	Report of Independent Registered Public Accounting Firm (p.45)

•	Five-year Financial Summary (p. 46)

•	Common Stock Market Price (p. 46)

•	Shareholders’ Summary—Capital Stock Information (p. 48)

21	Subsidiaries of ESCO

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

Exhibit No.	Exhibit
32	Certification of Chief Executive Officer and Chief Financial Officer
See Item 15(a)3 for a list of exhibits incorporated by reference.