Form 10-Q
period 2007-12-31
ESCO TECHNOLOGIES INC
filed 2008-02-11
CIK 866706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

Yes X      No
   ---        ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large
accelerated filer   X  Accelerated filer      Non-accelerated filer
                  ----                   ----                       ----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at January 31, 2008
---------------------------------------        --------------------------------
[Common stock, $.01 par value per share]             25,823,039 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                     Three Months Ended
                                                        December 31,
                                                        ------------


                                                  2007           2006
                                                  ----           ----


Net sales                                       $ 134,957         80,587
Costs and expenses:
   Cost of sales                                   84,012         56,014
   Selling, general and administrative             33,510         26,623
     expenses
   Amortization of intangible assets                3,597          2,026
   Interest expense (income), net                   1,359           (321)
   Other (income) and expenses, net                  (214)          (554)
                                                     ----           ----
      Total costs and expenses                    122,264         83,788

Earnings (loss) before income taxes                12,693         (3,201)
Income tax expense (benefit)                        4,788         (1,850)
                                                    -----         ------

Net earnings (loss) from continuing
operations                                          7,905         (1,351)

Loss from discontinued operations, net of
tax of $325 and $30, respectively                    (115)           (30)

Loss on sale of discontinued operations,
net of tax of $4,809                               (4,974)              -
                                                   ------           ------

Net loss from discontinued operations              (5,089)            (30)
                                                   ------             ---

Net earnings (loss)                             $   2,816          (1,381)
                                               ==========          ======

Earnings (loss) per share:
   Basic - Continuing operations                $    0.31           (0.05)
         - Discontinued operations                  (0.20)              -
                                                    -----          ------
         - Net earnings (loss)                  $    0.11           (0.05)
                                                =========           =====

   Diluted - Continuing operations              $    0.30           (0.05)
           - Discontinued operations                (0.19)              -
                                                    -----           ------
           - Net earnings (loss)                $    0.11           (0.05)
                                                =========           =====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                              December 31,   September 30,
                                                  2007           2007
                                                  ----           ----
ASSETS                                         (Unaudited)
Current assets:
    Cash and cash equivalents                    $   23,694         18,638
    Accounts receivable, net                         96,322         85,319
    Costs and estimated earnings on
      long-term contracts, less progress
      billings of $26,091 and $21,292,
      respectively                                   10,885         11,520
    Inventories                                      73,150         55,885
    Current portion of deferred tax assets           18,982         25,264
    Other current assets                             14,122         28,054
      Current assets of discontinued
       operations                                     1,100         35,670
                                                      -----         ------
       Total current assets                         238,255        260,350

Property, plant and equipment, net                   71,499         50,193
Goodwill                                            339,737        124,757
Intangible assets, net                              207,928         74,624
Other assets                                         14,965         10,338
Other assets of discontinued operations                   -         55,845
                                                    -------        -------
Total assets                                     $  872,384        576,107
                                                 ==========        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                  $   30,000              -
    Accounts payable                                 33,375         45,726
    Advance payments on long-term
      contracts, less costs incurred of
      $4,285 and $2,902, respectively                 6,945          3,408
    Accrued salaries                                 14,160         12,348
    Current portion of deferred revenue              15,201         24,621
    Accrued other expenses                           20,168         16,103
      Current liabilities of discontinued
       operations                                         -         16,994
                                                    -------        -------
       Total current liabilities                    119,849        119,200
Long-term portion of deferred revenue                 5,389          4,514
Pension obligations                                   9,206          8,029
Deferred tax liabilities                             72,365         18,522
Other liabilities                                     8,971          7,825
Long-term debt, less current portion                235,000              -
Other liabilities of discontinued operations              -          2,534
                                                    -------        -------
       Total liabilities                            450,780        160,624
Shareholders' equity:
    Preferred stock, par value $.01 per
      share, authorized 10,000,000 shares                 -              -
    Common stock, par value $.01 per share,
      authorized 50,000,000 shares, issued
      29,181,663 and 29,159,629 shares,
      respectively                                      292            292
    Additional paid-in capital                      245,013        243,131
    Retained earnings                               229,575        226,759
    Accumulated other comprehensive income,
      net of tax                                      7,275          6,303
                                                      -----          -----
                                                    482,155        476,485
    Less treasury stock, at cost: 3,389,166
      and 3,416,966 common shares,
      respectively                                  (60,551)       (61,002)
                                                    -------        -------

       Total shareholders' equity                   421,604        415,483
                                                    -------        -------
Total liabilities and shareholders' equity       $  872,384        576,107
                                                 ==========        =======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                                                           Three Months Ended
                                                              December 31
                                                              -----------

                                                        2007             2006
                                                        ----             ----
Cash flows from operating activities:
    Net earnings (loss)                             $  2,816            (1,381)
    Adjustments  to reconcile  net  earnings
      (loss) to net cash provided by operating
      activities:
       Net loss from discontinued operations,
         net of tax                                    5,089                30
       Depreciation and amortization                   5,702              3,490
       Stock compensation expense                      1,207              1,334
       Changes in operating working capital           (5,006)             1,955
       Effect of deferred taxes                        7,223             (1,259)
       Change in deferred revenue and costs, net      (7,593)            (2,278)
       Other                                             171               (670)
                                                         ---               ----
          Net  cash  provided  by  operating
            activities - continuing operations         9,609              1,221
          Net loss from discontinued operations,
            net of tax                                (5,089)               (30)
          Net cash provided by discontinued opertaions   125                855
                                                         ---                ---
          Net cash (used) provided by operating
            activities - discontinued operations      (4,964)               825
                                                      ------                ---
          Net cash provided by operating activities    4,645              2,046
                                                       -----              -----
Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired (328,829)                 -
    Proceeds from sale of marketable securities        4,966                  -
    Additions to capitalized software                 (5,574)            (8,344)
    Capital expenditures - continuing operations      (4,503)            (1,975)
                                                      ------             ------
      Net  cash  used by  investing  activities
        - continuing operations                     (333,940)           (10,319)
    Capital expenditures - discontinued operations    (1,126)              (812)
    Proceeds from divestiture of business, net
       - discontinued operations                      74,370                  -
                                                      ------              -----
      Net cash provided (used) by investing
        activities - discontinued operations          73,244               (812)
                                                      ------               ----
    Net cash used by investing activities           (260,696)           (11,131)
                                                    --------            -------
Cash flows from financing activities:
    Proceeds from long-term debt                     274,723                  -
    Principal payments on long-term debt              (9,723)                 -
    Debt issuance costs                               (2,965)                 -
    Net decrease in short-term borrowings
      - discontinued operations                       (2,844)                 -
    Excess tax benefit from stock options exercised      737                 20
    Other                                              1,179               (244)
                                                     -------                ---
       Net cash provided by financing activities     261,107                264
                                                     =======                ===
Net increase (decrease) in cash and cash equivalents   5,056             (8,821)
Cash and cash equivalents, beginning of period        18,638             36,819
                                                      ------             ------
Cash and cash equivalents, end of period            $ 23,694              27,998
                                                    ========              ======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Certain 2007 amounts have been reclassified to conform with the 2008 presentation.

     The Company's business is typically not impacted by seasonality, however, the results for the three-month period ended December 31, 2007 are not necessarily indicative of the results for the entire 2008 fiscal year.

     As a result of the acquisition of Doble Engineering Company (Doble) in November 2007, the Company changed the name of the Communications segment to the Utility Solutions Group segment. The renaming of this segment more accurately describes the segment's operating activities and strategically aligns the respective operating entities to focus on a single goal of satisfying the expanding AMI, Smart Grid, and other operational requirements of electric, gas and water utilities worldwide. The name change was done in conjunction with the Company's strategic integration and rebranding of its AMI related technologies under the brand name Aclara, and renaming the businesses as follows: Distribution Control Systems, Inc. renamed Aclara Power-Line Systems Inc.; Hexagram, Inc. renamed Aclara RF Systems Inc.; and Nexus Energy Software, Inc. renamed Aclara Software Inc.

2.   DIVESTITURE

     On November 25, 2007, the Company completed the sale of the filtration portion of Filtertek Inc. (Filtertek) to Illinois Tool Works Inc. for $77.5 million in cash, subject to closing working capital adjustments. The Tek Packaging division of Filtertek was not included in the transaction. The Filtertek businesses are accounted for as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Filtertek businesses are reflected as discontinued operations in the financial statements and related notes for all periods presented. A pre-tax loss of $0.2 million related to the sale of Filtertek is reflected in the Company's fiscal 2008 first quarter results in discontinued operations. Filtertek's net sales were $13.7 million for the two-month period ended November 25, 2007 and $18.2 million for the three-month period ended December 31, 2006, respectively.
     Filtertek's operations were included within the Company's Filtration segment prior to divestiture. The operations of the Tek Packaging division are reflected in continuing operations and continue to be included in the Filtration segment.

     The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheet at September 30, 2007 are shown below (in thousands).
                                                September 30, 2007
    Assets:
    Accounts receivable,  net                           $17,675
    Inventories                                          11,986
    Other current  assets                                 6,009
                                                          -----
         Current  assets                                 35,670
    Net  property, plant & equipment                     28,084
    Goodwill                                             24,709
    Other assets                                          3,052
                                                          -----
         Total assets of Discontinued Operations        $91,515
                                                        =======

     Liabilities:
     Accounts payable                                   $ 8,908
     Accrued expenses and other current liabilities       8,086
                                                          -----
         Current liabilities                             16,994
     Other liabilities                                    2,534
                                                          -----
         Total liabilities of Discontinued Operations   $19,528
                                                        =======

3.     ACQUISITIONS

     Doble
     -----

     On November 30, 2007, the Company acquired the capital stock of Doble for a purchase price of $319 million, net of cash acquired and subject to a working capital adjustment. Doble, headquartered in Watertown, Massachusetts, is a worldwide leader in providing high-end diagnostic test solutions for the electric utility industry. The acquisition aligns with the Company's long-term growth strategy of expanding its products and services in the utility industry. The acquisition was funded by a combination of the Company's existing cash, including the proceeds from the divestiture of Filtertek, and borrowings under a new $330 million credit facility led by National City Bank. The operating results for Doble, since the date of acquisition, are included within the Utility Solutions Group segment.

     The acquisition was recorded by allocating the cost of completing the acquisition to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date pursuant to SFAS No. 141, "Business Combinations". The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The allocation below is preliminary, as the final valuation of certain tangible and intangible assets and tax contingencies has not been completed.

     The preliminary purchase price allocation is as follows:
               (In thousands)

      Net tangible assets                                 $ 42,854
      Identifiable intangible assets:
           Trade Names                   $ 75,720
           Customer relationships          54,210
           Software and databases           3,740
                                            -----
      Total identifiable intangible
      assets                                              133,670
      Goodwill                                            214,341
      Long-term deferred tax  liabilities                 (53,404)
                                                          -------
      Total cash consideration                           $337,461
                                                         ========

     Reconciliation of purchase price:

     Purchase price per agreement                        $319,000
     Add: cash acquired                                     9,639
     Add: short-term marketable securities acquired         4,966
     Add: transaction costs                                 2,574
     Add: working capital adjustment, net                   1,282
                                                            -----
          Total cash consideration                       $337,461
                                                         ========

     The identifiable intangible assets consisting of customer relationships will be amortized on a straight-line basis over 20 years and the software and databases will be amortized on a straight-line basis over 5 years. The identifiable intangible asset consisting of trade names has an indefinite life and is not subject to amortization. The purchase price allocation is preliminary and is subject to finalization of purchase accounting which is expected to be completed prior to September 30, 2008.

     Pro Forma Results
     -----------------

     The following pro forma financial information for the three months ended December 31, 2007 and 2006 presents the combined results of operations of ESCO and Doble as if the acquisition had occurred on October 1, 2006, respectively. The pro forma financial information for the periods presented excludes the Filtertek Inc. business which was sold on November 25, 2007. The combined results of operations have been adjusted for the impact of certain acquisition-related items, including additional amortization of identifiable intangible assets, additional financing expenses and other direct costs. The impact of pro forma adjustments are tax-effected at the expected future consolidated corporate tax rate.

     The unaudited pro forma financial information is not intended to represent, or be indicative of, the Company's consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of each of the periods presented. This information is provided for illustrative purposes only and is not necessarily indicative of the Company's future consolidated results of operations or financial condition.

       (In millions, except per        Three Months ended
             share data)                  December 31,
                                          ------------
                                       2007            2006
                                       ----            ----
      Net sales                     $ 151.2           101.5
      EBIT                             16.2             1.5
      Net earnings from
      continuing operations         $   7.4             0.1
                                    =======             ===

      Net earnings per share
           Basic                    $  0.29            0.00
                                    =======            ====
           Diluted                  $  0.28            0.00
                                    =======            ====

     Other Acquisitions
     ------------------

     In addition, during the first quarter of 2008, the Company acquired certain assets and liabilities related to two minor acquisitions for a total purchase price of $1 million.

     All acquisitions have been accounted for by the purchase method and, accordingly, their results are included in the Company's consolidated financial statements from the respective dates of acquisition. Under the purchase price method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date.

4.   EARNINGS PER SHARE (EPS)

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

                                Three Months Ended
                                   December 31,
                                   ------------

                                 2007        2006
                                 ----        ----
     Weighted Average Shares
     Outstanding - Basic         25,759      25,874
     Dilutive Options and
     Restricted Shares              443           -
                                  -----      ------
     Adjusted Shares- Diluted    26,202      25,874
                                 ======      ======


     Options to purchase 592,046 shares of common stock at prices ranging from $35.69 - $54.88 and options to purchase 574,255 shares of common stock at prices ranging from $42.10 - $54.88 were outstanding during the three month periods ended December 31, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2013. Approximately 55,000 restricted shares were excluded from the computation of diluted EPS based upon the application of the treasury stock method for the three-month period ended December 31, 2007.

5.   SHARE-BASED COMPENSATION

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

     The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for the periods indicated are noted below. Expected volatility is based on historical volatility of ESCO's stock calculated over the expected term of the option. The Company utilized historical, company data to develop its expected term assumption. For fiscal years 2006 and 2007, the expected term was calculated in accordance with Staff Accounting Bulletin No. 107 using the simplified method for "plain-vanilla" options. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three month period ended December 31, 2007 and 2006, respectively: expected dividend yield of 0% in both periods; expected volatility of 34.8% and 27.2%; risk-free interest rate of 2.9% and 4.6%; and expected term of 3.8 and 3.5 years. Pre-tax compensation expense related to the stock option awards was $0.6 million and $0.6 million for the three-month periods ended December 31, 2007 and 2006, respectively.

Information regarding stock options awarded under the option plans is as follows:

                                                       Aggregate     Weighted-
                                                       Intrinsic     Average
                                           Weighted    Value        Remaining
                                              Avg.     (in         Contractual
                               Shares        Price     millions)      Life
                               ------        -----     ---------      ----

     Outstanding at
     October 1, 2007        1,558,941      $30.35
     Granted                   16,000      $35.82
     Exercised                (22,034)     $17.72       $ 0.5
     Cancelled                (49,742)     $44.84
                              -------      ------
     Outstanding at
       December 31, 2007    1,503,165      $30.12       $ 17.7       2.8 years
                            =========      ======

     Exercisable at
       December 31, 2007    1,210,780      $26.46       $ 17.6
                            =========      ======       ======


     The weighted-average grant-date fair value of options granted during the three-month periods ended December 31, 2007 and 2006 was $10.98 and $12.25, respectively.

     Performance-accelerated Restricted Share Awards

     The performance-accelerated restricted shares (restricted shares) vest over five years with accelerated vesting if certain performance targets are achieved. In these cases, if it is probable that the performance condition will be met, the Company recognizes compensation cost on a straight-line basis over the shorter performance period; otherwise, it will recognize compensation cost over the longer service period. Compensation cost for the majority of the outstanding restricted share awards is being recognized over the longer performance period as it is not probable the performance condition will be met. The restricted share award grants were valued at the stock price on the date of grant. Pre-tax compensation expense related to the restricted share awards was $0.4 million and $0.5 million for the three-month periods ended December 31, 2007 and 2006, respectively.

     The following summary presents information regarding outstanding restricted share awards as of December 31, 2007 and changes during the three-month period then ended:

                                                                  Weighted
                                                   Shares        Avg. Price
                                                   ------        ----------

     Nonvested at October 1, 2007                 164,060          $41.77
     Granted                                       87,985          $36.94
     Cancelled                                     (8,000)         $41.74
                                                   ------          ------
     Nonvested at December 31, 2007               244,045          $40.03
                                                  =======          ======

     Non-Employee Directors Plan

     Pursuant to the non-employee directors compensation plan, each non-employee director receives a retainer of 800 common shares per quarter. Pre-tax compensation expense related to the non-employee director grants was $0.2 million and $0.2 million for the three-month periods ended December 31, 2007 and 2006, respectively.

     The total share-based compensation cost that has been recognized in results of operations and included within SG&A was $1.2 million and $1.3 million for the three-month periods ended December 31, 2007 and 2006, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million and $0.4 million for the three-month periods ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was $12.7 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.9 years.

6.    INVENTORIES

     Inventories from continuing operations consist of the following (in thousands):

                                                    December 31,   September 30,
                                                        2007            2007
                                                        ----            ----

     Finished goods                                    $  23,748        17,652
     Work in process, including long- term                15,861        13,532
     contracts
     Raw materials                                        33,541        24,701
                                                          ------        ------
          Total inventories                            $  73,150        55,885
                                                       =========        ======

7.  COMPREHENSIVE INCOME

     Comprehensive income (loss) for the three-month periods ended December 31, 2007 and 2006 was $3.8 million and $(0.4) million, respectively. For the three-month periods ended December 31, 2007 and 2006, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of $1.2 million and $1.0 million, respectively and negatively impacted by interest rate swaps of $0.2 million and zero, respectively.

8.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in three segments: Utility Solutions Group (formerly the Communications segment), Test and Filtration/Fluid Flow (Filtration). As a result of the acquisition of Doble in November 2007, the Company changed the name of the Communications segment to the Utility Solutions Group segment. The renaming of this segment more accurately describes the segment's operating activities and strategically aligns the respective operating entities to focus on a single goal of satisfying the expanding AMI, Smart Grid, and other operational requirements of electric, gas and water utilities worldwide. The change in segment name was made in conjunction with the
     Company's strategic integration and rebranding of its AMI related technologies under the brand name Aclara, and renaming the businesses as follows: Distribution Control Systems, Inc. renamed Aclara Power-Line Systems Inc.; Hexagram, Inc. renamed Aclara RF Systems Inc.; and Nexus Energy Software, Inc. renamed Aclara Software Inc. In addition to the AMI busineses known as Aclara, the Utility Solutions Group also includes Comtrak and Doble Engineering Company (Doble). Doble provides high-end, diagnostic test solutions for the electric power delivery industry.

     As a result of the divestiture of Filtertek in November 2007, the Company re-evaluated the aggregation criteria of its remaining operating units within the Filtration segment. The Tek Packaging business (formerly a division of Filtertek) was not included in the divestiture transaction. Prior to the divestiture of Filtertek, each of the components of the Filtration segment were presented separately due to differing long-term economics. However, as a result of the divestiture of Filtertek, management believes the remaining companies within the Filtration segment now have similar long-term economics and, therefore, will not be presented separately beginning with the first quarter of 2008. The Filtration segment's operations consist of: PTI Technologies Inc., VACCO Industries and Tek Packaging.

     Test segment operations represent the EMC Group, consisting primarily of ETS-Lindgren L.P. (ETS) and Lindgren R.F. Enclosures, Inc. (Lindgren). The EMC Group is principally involved in the design and manufacture of EMC test equipment, test chambers, and electromagnetic absorption materials.

     Management evaluates and measures the performance of its operating segments based on "Net Sales" and "EBIT", which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.

            (In thousands)             Three Months ended
                                          December 31,
                                          ------------
      NET SALES                        2007            2006
      ---------                        ----            ----
      Utility Solutions Group       $ 79,309          30,034
      Test                            32,065          28,202
      Filtration                      23,583          22,351
                                      ------          ------
      Consolidated totals           $134,957          80,587
                                    ========          ======
      EBIT
      ----
      Utility Solutions Group       $ 13,408          (2,782)
      Test                             1,990           2,143
      Filtration                       3,649           1,682
      Corporate                       (4,995)         (4,565)
                                      ------          ------
      Consolidated EBIT               14,052          (3,522)
      Add: Interest
     (expense)/income                 (1,359)            321
                                      ------             ---
      Earnings (loss) before
      income taxes                  $ 12,693          (3,201)
                                    ========          ======

      IDENTIFIABLE ASSETS
      -------------------
      Utility Solutions Group       $188,677          99,921
      Test                            76,313          52,407
      Filtration                      55,723          55,966
      Reconciliation to
      consolidated totals
      (Corporate assets)             551,671         271,218
                                     -------         -------
      Consolidated totals           $872,384         479,512
                                    ========         =======

9.   DEBT
     The Company's debt is summarized as follows:

      (In thousands)                                December 31,   September 30,
                                                        2007            2007
                                                        ----            ----
     Revolving credit facility, including current
     portion                                        $265,000               -
     Current portion of long-term debt                30,000               -
                                                      ------         -------
     Total long-term debt, less current portion     $235,000               -
                                                    ========         ========

     On November 30, 2007, in conjunction with the acquisition of Doble, the Company entered into a new $330 million five-year revolving credit facility with a $50 million increase option. This facility replaces the Company's $100 million credit facility that would have otherwise matured in October 2009. The facility is available for direct borrowings and/or the issuance of letters of credit. It is provided by a group of sixteen banks, led by National City Bank as agent, with a maturity of November 30, 2012.

     At December 31, 2007, the Company had approximately $65 million available to borrow under the credit facility in addition to $23.7 million cash on hand. At December 31, 2007, the Company had $265 million of outstanding borrowings under the credit facility and outstanding letters of credit of $3.6 million ($2.7 million outstanding under the credit facility). The Company classified $30 million as current portion on long-term debt as of December 31, 2007, as the Company intends to repay this amount within the next twelve months.

     The new credit facility requires, as determined by certain financial ratios, a facility fee ranging from 15-25 basis points per annum on the revolving line of credit. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company's election. The facility is secured by the unlimited guaranty of the Company's material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries' share equity. The financial covenants of the credit facility include a leverage ratio and an interest coverage ratio.

10.  INCOME TAX EXPENSE

     The first quarter of 2008 effective income tax rate for continuing operations was 37.7% compared to a benefit of 57.8% in the first quarter of 2007. The first quarter 2007 income tax benefit was favorably impacted by a $0.9 million, net, research tax credit, reducing the 2007 first quarter effective income tax rate by 27.9%. The first quarter 2007 rate was unfavorably impacted by 8.5% due to additional state and foreign tax liabilities and by 1.9% due to non-deductible stock option expense related to foreign optionees. The Company estimates the fiscal 2008 tax rate to be approximately 38%, excluding the effect of discontinued operations.

     Effective October 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had the following impact on the Company's financial statements: decreased current assets by $1.5 million, decreased current liabilities by $0.3 million, and decreased long-term liabilities by $1.2 million. As of October 1, 2007, the Company had $6.7 million of unrecognized tax benefits of which $5.9 million, if recognized, would affect the Company's effective tax rate. The Company made no adjustments to retained earnings related to the adoption.

     In addition to the adjustments recorded as of October 1, 2007 with respect to the adoption of FIN 48, the Company recorded an increase of $5.8 million in its unrecognized tax benefits in the current period. The Company anticipates a $0.3 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations. The Company's policy is to include interest related to unrecognized tax benefits in income tax expense and penalties in operating expense. As of October 1, 2007, the Company had accrued interest related to uncertain tax positions of $0.1 million, net of federal income tax benefit, on its consolidated balance sheet. No penalties have been accrued due to the Company's net operating loss position.

     The principal jurisdictions for which the Company files income tax returns are U.S. federal and the various city, state, and international locations where the Company has operations. Due to the Company's available net operating loss, the 1995 through 2006 U.S. federal tax years remain subject to income tax examinations. Various state years from 2003 through 2006 remain subject to income tax examinations. The Company is subject to income tax in many jurisdictions outside the United States, none of which are individually material to the Company's financial position, statement of cash flows, or results of operations.

11.  GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill attributable to each business segment from continuing operations for the three-month period ended December 31, 2007 are presented in the table below.


                                        Utility
     (In millions)                     Solutions
                                           Group  Filtration   Test       Total
                                           -----  ----------   ----       -----

     Balance as of September 30, 2007     $ 75.4     20.3      29.1       124.8
     Acquisitions                          214.5        -       0.4       214.9
                                           -----     ----       ---       -----
     Balance as of December 31, 2007      $289.9     20.3      29.5       339.7
                                          ======     ====      ====       =====

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

                              December 31, 2007             September 30, 2007
                            ---------------------         ----------------------
                            Gross                          Gross
                           Carrying   Accum                Carrying Accum
                             Amt      Amort   Net            Amt    Amort   Net
                             ---      -----   ---            ---    -----   ---

Amortized intangible
assets:
   Customer relationships    $54.2    $0.2   $54.0           $0.0   $0.0   $0.0
   Capitalized software      $89.4   $16.3   $73.1          $79.0  $13.6   $65.4
   Patents & other           $19.9   $18.3    $1.6          $23.3  $17.6    $5.7

Unamortized intangible
assets:
   Trade Names               $79.2    $0.0   $79.2           $3.5   $0.0    $3.5
                             -----    ----   -----           ----   ----    ----
Total other intangible
  assets                    $242.7   $34.8  $207.9         $105.8  $31.2   $74.6
                            ======   =====  ======         ======  =====   =====


     Amortization of intangible assets for the three-month periods ended December 31, 2007 and 2006, was $3.6 million and $2.0 million, respectively. Amortization of intangible assets for fiscal years 2008 through 2012 is estimated at approximately $17 million to $22 million per year. The increase in intangible asset amortization is related to the TWACS NG software.


12.  RETIREMENT PLANS

     A summary of net periodic benefit expense for the Company's defined benefit plans for the three-month periods ended December 31, 2007 and 2006 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

                                   Three Months Ended
                                      December 31,
                                      ------------
     (In thousands)                 2007       2006
     --------------                 ----       ----
     Defined benefit plans
       Interest cost               $713         688
       Expected return on assets   (738)       (700)
       Amortization of:
             Prior service cost       4           2
          Actuarial loss             86          98
                                     --          --
     Net periodic benefit cost     $ 65          88
                                   ====          ==

13.  DERIVATIVE FINANCIAL INSTRUMENTS

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the first quarter of 2008, the Company entered into a two-year amortizing interest rate swap to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. The swap notional amount for the first year is $175 million amortizing to $100 million in the second year. All derivative instruments are reported on the balance sheet at fair value. The derivative instrument is designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. Including the impact of interest rate swaps outstanding, the interest rates on approximately 66% of the Company's total borrowings were effectively fixed as of December 31, 2007.

     The following is a summary of the notional transaction amounts and fair values for the Company's outstanding derivative financial instruments by risk category and instrument type, as of December 31, 2007.

                                             Average
                                  Notional   Receive    Average
     (In thousands)               Amount     Rate       Pay Rate    Fair Value
                                  ------     ----       --------    ----------

       Interest rate swaps         $175,000  5.25%        3.99%       ($183)

14.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." This Interpretation is effective for the Company beginning October 1, 2007. This Interpretation prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of this Interpretation during the first quarter of 2008 and recorded no adjustments to retained earnings related to the adoption.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact to the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As a result of the acquisition of Doble Engineering Company (Doble) in November 2007, the Company changed the name of the Communications segment to the Utility Solutions Group segment. The name change was done in conjunction with the Company's strategic integration and rebranding of its AMI related technologies
under  the  brand  name  Aclara,   and  renaming  the  businesses  as  follows:
Distribution Control Systems, Inc. renamed Aclara Power-Line Systems Inc.; Hexagram, Inc. renamed Aclara RF Systems Inc.; and Nexus Energy Software, Inc. renamed Aclara Software Inc.

The following discussion refers to the Company's results from continuing operations, except where noted. The Filtertek businesses (excluding Tek Packaging) are accounted for as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Filtertek businesses are reflected as discontinued operations in the financial statements and related notes for all periods shown. References to the first quarters of 2008 and 2007 represent the fiscal quarters ended December 31, 2007 and 2006, respectively.

NET SALES

Net sales increased $54.4 million, or 67.5%, to $135.0 million for the first quarter of 2008 from $80.6 million for the first quarter of 2007. Net sales increased across all segments in the first quarter of 2008 compared to the prior year quarter, with the most significant increase in the Utility Solutions Group segment of $49.3 million.

-Utility Solutions Group

Net sales increased $49.3 million, or 164.3%, to $79.3 million for the first quarter of 2008 from $30.0 million for the first quarter of 2007. The sales increase in the first quarter of 2008 as compared to the prior year quarter was primarily due to: an increase in sales of $42.8 million from the Aclara Group (consisting of Aclara Power-Line Systems Inc., Aclara RF Systems Inc. and Aclara Software; an increase of $9.4 million of sales relating to the Doble acquisition (representing sales for the month of December); partially offset by a $2.9 million decrease in sales from Comtrak due to the timing of product deliveries.

The increase in sales of $42.8 million from the Aclara Group in the first quarter of 2008 as compared to the prior year quarter was mainly due to: a $31.6 million increase in sales from Aclara Power-Line Systems Inc. (of which $20.5 million represented the cumulative effect of the hardware shipments to date as TWACS NG(trademark) 3.0 software was delivered to PG&E in December 2007) and a $10.1 million increase in sales to electric utility cooperative (COOP) and public power (Municipal) customers; an $11.0 million increase in sales from Aclara RF Systems Inc. mainly due to an $8.9 million increase in shipments to PG&E for the gas deployment and a $1.2 million increase related to the Kansas City water project.

-Test

For the first quarter of 2008, net sales of $32.1 million were $3.9 million, or 13.7% higher than the $28.2 million of net sales recorded in the first quarter of 2007. The sales increase in the first quarter of 2008 as compared to the prior year quarter was mainly due to: a $2.1 million increase in net sales from the Company's U.S. operations driven by project milestones on a large aircraft chamber and completion of other test chambers; a $0.9 million and $0.7 million increase in net sales volume from the Company's European and Asian operations, respectively.

-Filtration

Net sales increased $1.2 million, or 5.4%, to $23.6 million for the first quarter of 2008 from $22.4 million for the first quarter of 2007. The sales increase during the fiscal quarter ended December 31, 2007 as compared to the prior year quarter was mainly due to: a $1.3 million increase in commercial aerospace shipments at PTI; a sales increase of $0.3 million at VACCO driven by higher defense spares and the acquisition of Wintec; partially offset by a $0.4 million decrease in sales at Tek Packaging.

ORDERS AND BACKLOG

Backlog from continuing operations was $253.0 million at December 31, 2007 compared with $257.6 million at September 30, 2007. The Company received new orders totaling $130.4 million in the first quarter of 2008 compared to $126.6 million in the prior year quarter. New orders of $67.3 million were received in the first quarter of 2008 related to Utility Solutions Group products (including $7.0 million of Doble acquired backlog), $33.3 million related to Test products, and $29.8 million related to Filtration products. In December 2007, the Company signed a contract with the Puerto Rico Electric Power Authority (PREPA) for a total value expected to be $27 million for the purchase of Aclara Power-Line Systems meter modules and associated substation equipment to be released through the placement of purchase orders over the next two-and-a-half years. During the first quarter of 2008, the Company recorded approximately $2 million in entered orders related to this contract.

See "CAPITAL RESOURCES AND LIQUIDITY - Pacific Gas & Electric" below for a discussion of PG&E contracts. The Company received orders totaling $14.2 million from PG&E under these agreements during the first quarter of fiscal 2008.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $3.6 million and $2.0 million for the three-month periods ended December 31, 2007 and 2006, respectively. Amortization of intangible assets for the three-month periods ended December 31, 2007 and 2006, included $0.7 million and $0.7 million, respectively, of amortization of acquired intangible assets related to recent acquisitions. The amortization of these acquired intangible assets are included in Corporate's operating results, see "EBIT - Corporate". The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses). During the three-month periods ended December 31, 2007 and 2006, the Company recorded $2.3 million and $0.9 million, respectively, of amortization related to Aclara Power-Line Systems TWACS NG software.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the first quarter of 2008 were $33.5 million (24.8% of net sales), compared with $26.6 million (33.0% of net sales) for the prior year quarter. The increase in SG&A spending in the fiscal quarter ended December 31, 2007 as compared to the prior year quarter was primarily due to: a $2.5 million increase in SG&A at Aclara Power-Line Systems mainly due to an increase in sales, marketing, and engineering headcount; $2.4 million of SG&A expenses related to Doble; a $0.6 million increase in SG&A at Aclara Software; and a $0.5 million increase in SG&A at Aclara RF Systems.

OTHER (INCOME) AND EXPENSES, NET

Other (income) and expenses, net, was $(0.2) million and $(0.6) million for the three-month periods ended December 31, 2007 and 2006, respectively. The principal components of other (income) and expenses, net, for the first quarter of 2008 included $0.3 million of life insurance proceeds related to a former defense subsidiary. The principal components of other (income) and expenses, net, for the first quarter of 2007 included $0.6 million of royalty income.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $13.9 million (10.3% of net sales) for the first quarter of 2008 and a loss of $(3.5) million (4.4% of net sales) for the first quarter of 2007. The increase in EBIT for the first quarter of 2008 as compared to the prior year quarter is primarily due to the increase in margins in the Utility Solutions Group segment including the acquisition of Doble.

This Form 10-Q contains the financial measure "EBIT", which is not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). EBIT provides investors and Management with an alternative method for assessing the Company's operating results. The Company defines "EBIT" as earnings from continuing operations before interest and taxes. Management evaluates the performance of its operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of the Company's business segments by excluding interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations within the Company and incentive compensation. The following table presents a reconciliation of EBIT to net earnings from continuing operations.

                            Three Months ended
(In thousands)                 December 31,
                              ------------
                             2007       2006
                             ----       ----
Consolidated EBIT          $14,052     (3,522)
Less: Interest (expense)   (1,359)          -
Add: interest income            -         321
Less: Income tax expense   (4,788)          -
Add: Income tax benefit         -        1,850
                           ------        -----
Net earnings (loss) from
continuing operations      $7,905       (1,351)
                           ======       ======

-Utility Solutions Group

EBIT in the first quarter of 2008 was $13.4 million (16.9% of net sales) compared to $(2.8) million (9.3% of net sales) in the prior year quarter. The increase in EBIT in the first quarter of 2008 was due to: an $18.0 million increase in EBIT from the Aclara Group related to the increased sales volumes (of which approximately $9 million related to the cumulative revenue catch-up for PG&E from Aclara Power-Line Systems) and the EBIT contribution from Doble; partially offset by a $1.7 million decrease in EBIT at Comtrak due to lower sales volumes.

-Test

EBIT in the first quarter of 2008 was $2.0 million (6.2% of net sales) as compared to $2.1 million (7.4% of net sales) in the prior year quarter. EBIT decreased $0.1 million over the prior year quarter due to the timing of sales and product mix.

-Filtration

EBIT was $3.6 million (15.3% of net sales) and $1.7 million (7.6% of net sales) in the first quarters of 2008 and 2007, respectively. For the first quarter of 2008 as compared to the prior year quarter, EBIT increased $1.9 million due to: a $1.6 million increase at PTI due to higher commercial aerospace shipments; a $0.5 million increase at VACCO resulting from increased sales volumes; partially offset by a $0.2 million decrease at Tek Packaging.

-Corporate

Corporate costs included in EBIT were $5.0 million and $4.6 million for the three-month periods ended December 31, 2007 and 2006, respectively. The increase in Corporate costs in the first quarter of 2008 as compared to the prior year quarter was mainly due to: a $0.4 million decrease in royalty income. In the first quarter of 2008, Corporate costs included $1.2 million of pre-tax stock compensation expense and $0.7 million of pre-tax amortization of acquired intangible assets.

INTEREST EXPENSE (INCOME), NET

Interest expense was $1.4 million for the first quarter of 2008 compared to interest income of $0.3 million in the prior year quarter. The increase in interest expense in the first quarter of 2008 as compared to the prior year quarter is due to the outstanding borrowings under the revolving credit facility related to the Doble acquisition.

INCOME TAX EXPENSE

The first quarter of 2008 effective income tax rate for continuing operations was 37.7% compared to a benefit of 57.8% in the first quarter of 2007. The first quarter 2007 income tax benefit was favorably impacted by a $0.9 million, net, research tax credit, reducing the 2007 first quarter effective income tax rate by 27.9%. The first quarter 2007 rate was unfavorably impacted by 8.5% due to additional state and foreign tax liabilities and by 1.9% due to non-deductible stock option expense related to foreign optionees. The Company estimates the fiscal 2008 tax rate to be approximately 38%, excluding the effect of discontinued operations.

Effective October 1, 2007, the Company adopted FASB  Interpretation  No. 48 (FIN
48), "Accounting for Uncertainty in Income Taxes." FIN 48 provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The Company recorded a $5.8 million increase in its unrecognized tax benefits in the current period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital (current assets less current liabilities) decreased to $118.4 million at December 31, 2007 from $141.2 million at September 30, 2007. Accounts receivable increased by $11.0 million and inventories increased by $17.3 million in the first quarter of 2008 primarily related to acquisition of Doble. Accounts payable decreased by $12.4 million in the first quarter of 2008, of which approximately $6.0 million related to the Utility Solutions Group segment and $3.3 million related to the Test segment, both due to timing of vendor invoicing.

Net cash provided by operating activities from continuing operations was $9.6 million and $1.2 million for the three-month periods ended December 31, 2007 and 2006, respectively.

Capital expenditures from continuing operations were $4.5 million and $2.0 million in the first quarter of fiscal 2008 and 2007, respectively. The increase in the first quarter of 2008 as compared to the prior year quarter included approximately $2 million for the ETS Cedar Park facility expansion.


At December 31, 2007, intangible assets, net, of $207.9 million included $69.4 million of capitalized software. Approximately $58.8 million of the capitalized software balance represents software development costs on the TWACS NG software within the Utility Solutions Group segment to further penetrate the IOU market. This software is being deployed to efficiently handle the additional levels of communications dictated by the size of the utility service territories and the frequency of meter reads that are required under time-of-use or critical peak pricing scenarios to meet the requirements of large IOUs. Amortization expense of TWACS NG software is on a straight-line basis over seven years and began in March 2006. The Company recorded $2.3 million and $0.9 million in amortization expense related to TWACS NG in the first quarter of 2008 and 2007, respectively.

Divestiture

On November 25, 2007, the Company completed the sale of the filtration portion of Filtertek Inc. (Filtertek) to Illinois Tool Works Inc. for $77.5 million in cash, subject to closing working capital adjustments. The Tek Packaging division of Filtertek was not included in the transaction. The Filtertek businesses are accounted for as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Filtertek businesses are reflected as discontinued operations in the financial statements and related notes for all periods presented. A pre-tax loss of $0.2 million related to the sale of Filtertek is reflected in the Company's fiscal 2008 first quarter results in discontinued operations. Filtertek's net sales were $13.7 million for the two-month period ended November 25, 2007 and $18.2 million for the three-month period ended December 31, 2006, respectively. The operations of the Tek Packaging division are reflected in continuing operations. The closure and relocation of the Filtertek Puerto Rico facility was completed in March 2004. The Puerto Rico facility is included in current assets from discontinued operations with a carrying value of $1.1 million at December 31, 2007. During the first quarter of 2008, the Company recorded a $2.5 million write-down to reduce the carrying value to its expected net realizable value. The charge is included in the loss on sale of discontinued operations for the quarter ended December 31, 2007.

Acquisitions

On November 30, 2007, the Company acquired the capital stock of Doble for a purchase price of approximately $319 million, net of cash acquired and subject to a working capital adjustment. Doble, headquartered in Watertown, Massachusetts, is a worldwide leader in providing high-end diagnostic test solutions for the electric utility industry. The acquisition aligns with the Company's long-term growth strategy of expanding its products and services in the utility industry. The acquisition was funded by a combination of the Company's existing cash, including the proceeds from the partial divestiture of Filtertek, and borrowings under a new $330 million credit facility led by National City Bank. Doble's annual revenue for the trailing twelve months ended September 30, 2007 was approximately $80 million. The operating results for Doble, since the date of acquisition, are included within the Utility Solutions Group segment. The Company recorded approximately $214 million of goodwill and $76 million of trade names as a result of transaction, subject to post-closing adjustments including finalization of purchase accounting. The Company also recorded $58 million of identifiable intangible assets consisting primarily of customer relationships and software/databases which will be amortized on a straight-line basis over periods ranging from five years to twenty years. The post-closing purchase accounting items are expected to be completed prior to September 30, 2008.

Other Acquisitions

In addition, during the first quarter of 2008, the Company acquired certain assets and liabilities related to two minor acquisitions for a total purchase price of $1 million.

Credit facility

On November 30, 2007, in conjunction with the acquisition of Doble, the Company entered into a new $330 million five-year revolving credit facility with a $50 million increase option. This facility replaces the Company's $100 million credit facility that would have otherwise matured in October 2009. The facility is available for direct borrowings and/or the issuance of letters of credit. It is provided by a group of sixteen banks, led by National City Bank as agent, with a maturity of November 30, 2012.

At December 31, 2007, the Company had approximately $65 million available to borrow under the credit facility in addition to $23.7 million cash on hand. At December 31, 2007, the Company had $265 million of outstanding borrowings under the credit facility and outstanding letters of credit of $3.6 million ($2.7 million outstanding under the credit facility). The Company classified $30 million as current portion on long-term debt as of December 31, 2007, as the Company intends to repay this amount within the next twelve months. Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

Pacific Gas & Electric

Aclara Power-Line Systems Inc. (formerly known as Distribution Control Systems Inc.) delivered the final software version (TWACS NG 3.0) to PG&E in December 2007 and, as a result, recognized deferred revenue of $20.5 million during the first quarter of 2008. The parties continue to negotiate an amendment to the current contract to conform to the parties' performance. Testing of Aclara RF Systems Inc.'s (formerly known as Hexagram Inc.) RF electric solution by PG&E began in the fiscal fourth quarter of 2007 and continues. PG&E has not yet announced what changes, if any, will be made to its AMI project plan, and therefore, the Company continues to be unable to estimate the timing or value of orders that may be received under the Company's PG&E contracts. Refer to "Pacific Gas & Electric" in "Management's Discussion and Analysis" appearing in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for further discussion about the Company's contracts with PG&E.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company's financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 at Exhibit 13.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." This Interpretation is effective for the Company beginning October 1, 2007. This Interpretation prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of this Interpretation during the first quarter of 2008 and recorded no adjustments to retained earnings related to the adoption.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157), which defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact to the Company's financial position or results of operations.

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include, but are not limited to, those relating to the estimates or projections made in connection with the Company's accounting policies, completion of Doble purchase price allocation, timing and amount of repayment of debt, annual effective tax rate, the reduction in the amount of unrecognized tax benefits over the next twelve months, outcome of current claims and litigation, future cash flow, capital requirements and operational needs for the foreseeable future, and the ultimate values and timing of revenues under the Aclara Power-Line Systems / PREPA contract. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: the risk factors described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007, actions by PG&E's Board of Directors and PG&E's management impacting PG&E's AMI projects, changes to PG&E's AMI project plan resulting from the evaluation of other AMI vendor technologies or other factors; the Company's
successful   performance  under  the  PG&E  contracts;   weakening  of  economic
conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; successful execution of the planned sale of the Company's Puerto Rico facility; material changes in the costs of certain raw materials including steel and copper; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company's successful execution of internal operating plans and integration of newly acquired businesses.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the first quarter of 2008, the Company entered into a two-year amortizing interest rate swap to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. The swap notional amount for the first year is $175 million amortizing to $100 million in the second year. All derivative instruments are reported on the balance sheet at fair value. The derivative instrument is designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. Including the impact of interest rate swaps outstanding, the interest rates on approximately 66% of the Company's total borrowings were effectively fixed as of December 31, 2007.

The following is a summary of the notional transaction amounts and fair values for the Company's outstanding derivative financial instruments by risk category and instrument type, as of December 31, 2007.



                                             Average
                                  Notional   Receive    Average
     (In thousands)               Amount     Rate       Pay Rate    Fair Value
                                  ------     ----       --------    ----------

     Interest rate swaps           $175,000  5.25%        3.99%       ($183)

In addition, the Company pays 100bps spread on its outstanding debt. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for further discussion about market risk.

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

PART II.      OTHER INFORMATION

Item 1A.      RISK FACTORS

The discussion of risk factors in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 refers to the Company's Communications segment and to its subsidiaries DCSI (Distribution Controls Systems, Inc.) and Hexagram (Hexagram, Inc.). As a result of the acquisition of Doble in November 2007, the Company changed the name of the Communications segment to the Utility Solutions Group segment. The name change was done in conjunction with the Company's strategic integration and rebranding of its AMI related technologies under the brand name Aclara, and renaming the businesses as follows: Distribution Control Systems, Inc. renamed Aclara Power-Line Systems Inc.; Hexagram, Inc. renamed Aclara RF Systems Inc.; and Nexus Energy Software, Inc. renamed Aclara Software Inc.

ITEM 6.       EXHIBITS

a)   Exhibits
     Exhibit
     Number
         2.1     Stock Purchase and Sale     Incorporated by reference to
                 Agreement dated as of       Current Report on Form 8-K
                 November 6, 2007 by and     dated November 6, 2007 at
                 among ESCO Technologies     Exhibit 2.1
                 Holding Inc. and ESCO
                 Technologies Inc.,
                 Doble Engineering
                 Company and the
                 Stockholders of Doble
                 Engineering Company

        2.2      Stock Purchase              Incorporated by reference to
                 Agreement dated as of       Current Report on Form 8-K
                 November 25, 2007 by        dated November 25, 2007 at
                 and among ESCO              Exhibit 2.1
                 Technologies Holding
                 Inc. and ESCO
                 Technologies Inc. and
                 Illinois Tool Works Inc.

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

        3.6      Amendment to Bylaws         Incorporate by reference to
                 effective as of             Current Report on Form 8-K
                 November 9, 2007.           dated November 12, 2007 at
                                             Exhibit 3.1

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

        4.4       Credit Agreement dated     Incorporated by reference to
                  as of November 30,         Current Report on Form 8-K
                  2007 among the             dated November 30, 2007, at
                  Registrant, National       Exhibit 4.1
                  City Bank and the
                  lenders from time to
                  time parties thereto

       10.1       Third Amendment to         Incorporated by reference to
                  Directors' Extended        Form 10-K for the fiscal
                  Compensation Plan          year ended September 30,
                  effective October 3,       2007, at Exhibit 10.43
                  2007

        10.2      Second Amendment to        Incorporated by reference to
                  2004 Incentive             Form 10-K for the fiscal
                  Compensation Plan          year ended September 30,
                  effective October 3,       2007, at Exhibit 10.44
                  2007

        10.3      Third Amendment to         Incorporated by reference to
                  2001 Stock Incentive       Form 10-K for the fiscal
                  Plan effective October     year ended September 30,
                  3, 2007                    2007, at Exhibit 10.45

        10.4      First Amendment to         Incorporated by reference to
                  Incentive Compensation     Form 10-K for the fiscal
                  Plan for Executive         year ended September 30,
                  Officers effective         2007, at Exhibit 10.46
                  October 3, 2007

        10.5      Amendment to 1999          Incorporated by reference to
                  Stock Option Plan          Form 10-K for the fiscal
                  effective October 3,       year ended September 30,
                  2007                       2007, at Exhibit 10.47

        10.6      Amendment to Severance     Incorporated by reference to
                  Plan effective October     Form 10-K for the fiscal
                  3, 2007                    year ended September 30,
                                             2007, at Exhibit 10.48

         10.7     Amendment to               Incorporated by reference to
                  Performance                Form 10-K for the fiscal
                  Compensation Plan          year ended September 30,
                  effective October 3,       2007, at Exhibit 10.49
                  2007

        10.8      Amendment to               Incorporated by reference to
                  Compensation Plan for      Form 10-K for the fiscal
                  Non-Employee Directors     year ended September 30,
                  effective October 3,       2007, at Exhibit 10.50
                  2007

        10.9      Third Amendment to         Incorporated by reference to
                  Employment Agreement       Current Report on Form 8-K
                  dated as of December       dated December 31, 2007 at
                  31, 2007 between the       Exhibit 10.1
                  Registrant and Victor
                  L. Richey, Jr.*

        31.1      Certification of Chief
                  Executive Officer
                  relating to Form 10-Q
                  for period ended
                  December 31, 2007

        31.2      Certification of Chief
                  Financial Officer
                  relating to Form 10-Q
                  for period ended
                  December 31, 2007

         32       Certification of Chief
                  Executive Officer and
                  Chief Financial
                  Officer relating to
                  Form 10-Q for period
                  ended December 31, 2007

* Identical Amendments to Employment Agreements between the Registrant and executive officers A.S. Barclay and G.E. Muenster, except that (i) the termination amounts payable under Paragraph 9.a(1) are equal to base salary for 12 months, and (ii) under Paragraph 9.a(1)(B), such termination amounts may be paid in biweekly installments equal to 1/26th of such amounts


SIGNATURE

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





Dated:   February 11, 2008