Form 10-Q
period 2008-03-31
ESCO TECHNOLOGIES INC
filed 2008-05-08
CIK 866706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large  accelerated  filer__X__                 Accelerated  filer  ____
Non-accelerated  filer ____                    Smaller  reporting company ____

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at April 30, 2008
                -----                          -----------------------------
[Common stock, $.01 par value per share]            25,940,901 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                     Three Months Ended
                                                         March 31,
                                                         ---------


                                                  2008           2007
                                                  ----           ----


Net sales                                       $ 135,159        108,860
Costs and expenses:
   Cost of sales                                   78,263         66,698
   Selling, general and administrative             39,546         28,568
     expenses
   Amortization of intangible assets                4,598          2,792
   Interest expense (income), net                   3,187           (176)
   Other income, net                                 (137)           (10)
                                                     ----            ---
      Total costs and expenses                    125,457         97,872

Earnings before income taxes                        9,702         10,988
Income tax expense                                  3,620          2,035
                                                    -----          -----
Net earnings from continuing operations             6,082          8,953

Earnings from discontinued operations, net
of tax of $363                                          -            665
                                                     ----            ---

Net earnings                                     $  6,082          9,618
                                                 ========          =====

Earnings per share:
   Basic - Continuing operations                 $   0.24           0.35
         - Discontinued operations                      -           0.02
                                                     ----           ----
         - Net earnings                          $   0.24           0.37
                                                     ====           ====

   Diluted - Continuing operations               $   0.23           0.34
           - Discontinued operations                    -           0.02
                                                     ----           ----
           - Net earnings                        $   0.23           0.36
                                                 ========           ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                      Six Months Ended
                                                         March 31,
                                                         ---------


                                                  2008           2007
                                                  ----           ----


Net sales                                        $270,116        189,447
Costs and expenses:
   Cost of sales                                  162,275        122,712
   Selling, general and administrative
     expenses                                      73,056         55,191
   Amortization of intangible assets                8,195          4,818
   Interest expense (income), net                   4,546           (497)
   Other income, net                                 (351)          (564)
                                                     ----           ----
      Total costs and expenses                    247,721        181,660

Earnings before income taxes                       22,395          7,787
Income tax expense                                  8,408            185
                                                    -----            ---
Net earnings from continuing operations            13,987          7,602

(Loss) earnings from discontinued
operations, net of tax of $325 and $393,
respectively                                         (115)           635

Loss on sale of discontinued operations,
net of tax of $4,809                               (4,974)             -
                                                   -------        ------

Net (loss) earnings from discontinued
operations                                         (5,089)           635
                                                   ------            ---

Net earnings                                     $  8,898          8,237
                                                 ========          =====

Earnings (loss) per share:
   Basic - Continuing operations                 $   0.54           0.29
         - Discontinued operations                  (0.20)          0.03
                                                    -----           ----
              - Net earnings                     $   0.34           0.32
                                                 ========           ====

   Diluted - Continuing operations               $   0.53           0.29
           - Discontinued operations                (0.19)          0.02
                                                    -----           ----
           - Net earnings                        $   0.34           0.31
                                                 ========           ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                March 31,    September 30,
                                                  2008           2007
                                                  ----           ----
ASSETS                                         (Unaudited)
Current assets:
    Cash and cash equivalents                    $   30,973         18,638
    Accounts receivable, net                        100,575         85,319
    Costs and estimated earnings on
      long-term contracts, less progress
      billings of $25,795 and $21,292,                9,001         11,520
      respectively
    Inventories                                      71,670         55,885
    Current portion of deferred tax assets           15,934         25,264
    Other current assets                             15,985         28,054

      Current assets of discontinued
       operations                                         -         35,670
                                                     ------         ------
       Total current assets                         244,138        260,350


Property, plant and equipment, net                   72,903         50,193
Goodwill                                            318,365        124,757
Intangible assets, net                              240,540         74,624
Other assets                                         14,193         10,338
Other assets of discontinued operations                   -         55,845
                                                    -------         ------
Total assets                                     $  890,139        576,107
                                                 ==========        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                  $   15,474              -
    Accounts payable                                 36,814         45,726
    Advance payments on long-term
      contracts, less costs incurred of
      $6,233 and $2,902, respectively                 8,006          3,408
    Accrued salaries                                 17,937         12,348
    Current portion of deferred revenue              17,665         24,621
    Accrued other expenses                           20,385         16,103
      Current liabilities of discontinued
       operations                                         -         16,994
                                                    -------         ------
       Total current liabilities                    116,281        119,200
Long-term portion of deferred revenue                 9,240          4,514
Pension obligations                                   9,339          8,029
Deferred tax liabilities                             82,208         18,522
Other liabilities                                     8,922          7,825
Long-term debt, less current portion                235,000              -
Other liabilities of discontinued operations              -          2,534
                                                    -------          -----
       Total liabilities                            460,990        160,624
Shareholders' equity:
    Preferred stock, par value $.01 per
      share, authorized 10,000,000 shares                 -              -
    Common stock, par value $.01 per share,
      authorized 50,000,000 shares, issued
      29,279,348 and 29,159,629 shares,
      respectively                                      293            292
    Additional paid-in capital                      248,061        243,131
    Retained earnings                               235,657        226,759
    Accumulated other comprehensive income,
      net of tax                                      5,591          6,303
                                                      -----          -----
                                                    489,602        476,485
    Less treasury stock, at cost: 3,383,106
      and 3,416,966 common shares,
      respectively                                  (60,453)       (61,002)
                                                    -------        -------

       Total shareholders' equity                   429,149        415,483
                                                    -------        -------
Total liabilities and shareholders' equity       $  890,139        576,107
                                                 ==========        =======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                                                              Six Months Ended
                                                                 March 31,
                                                                 ---------

                                                            2008           2007
                                                            ----           ----
Cash flows from operating activities:
    Net earnings                                        $  8,898         8,237
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Net loss (earnings)from discontinued operations,
          net of  tax                                      5,089          (635)
       Depreciation and amortization                      12,745         7,822
       Stock compensation expense                          2,326         2,636
       Changes in operating working capital                1,451       (11,887)
       Effect of deferred taxes                            7,602          (267)
       Change in deferred revenue and costs, net            (859)        3,292
       Other                                                 408          (173)
                                                             ---          ----
          Net cash provided by operating activities -
              continuing operations                       37,660         9,025
          Net(loss)earnings from discontinued
              operations, net of tax                      (5,089)          635
          Net cash provided by discontinued operations       125         3,479
                                                             ---         -----
       Net cash (used) provided by operating activities-
          discontinued operations                         (4,964)        4,114
                                                          ------         -----
          Net cash provided by operating activities       32,696        13,139
                                                          ------        ------
Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired-
       continuing operations                            (328,829)      (1,250)
    Proceeds from sale of marketable securities            4,966            -
    Additions to capitalized software                     (8,004)     (15,320)
    Capital expenditures - continuing operations          (8,673)      (5,048)
                                                          ------       ------
          Net cash used by investing activities-
              continuing operations                     (340,540)     (21,618)
    Capital expenditures - discontinued operations        (1,126)      (2,132)
    Proceeds from divestiture of business, net -
       discontinued operations                            74,370            -
                                                          ------        -----

       Net cash provided (used) by investing activities -
          discontinued operations                         73,244       (2,132)
    Net cash used by investing activities               (267,296)     (23,750)
Cash flows from financing activities:
    Net decrease in short-term borrowings - discontinued
       operations                                         (2,844)           -
    Proceeds from long-term debt                         275,197            -
    Principal payments on long-term debt                 (24,723)           -
    Debt issuance costs                                   (2,965)           -
    Excess tax benefit from stock options exercised          737           73
    Other                                                  1,533        1,764
                                                           -----        -----
       Net cash provided by financing activities         246,935        1,837
Net increase (decrease) in cash and cash equivalents      12,335       (8,774)
Cash and cash equivalents, beginning of period            18,638       36,819
                                                          ------       ------
Cash and cash equivalents, end of period                $ 30,973       28,045
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

     The Company's business is typically not impacted by seasonality, however, the results for the three and six-month periods ended March 31, 2008 are not necessarily indicative of the results for the entire 2008 fiscal year.

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

2.   DIVESTITURE

     On November 25, 2007, the Company completed the sale of the filtration portion of Filtertek Inc. (Filtertek) to Illinois Tool Works Inc. for $74.4 million, net, of cash. The TekPackaging division of Filtertek was not included in the transaction. The Filtertek businesses are accounted for as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Filtertek businesses are reflected as discontinued operations in the financial statements and related notes for all periods presented. A pre-tax loss of $0.2 million related to the sale of Filtertek is reflected in the Company's fiscal 2008 first quarter results in discontinued operations. Filtertek's net sales were $13.7 million for the two-month period ended November 25, 2007 and $18.2 million for the three-month period ended December 31, 2006, respectively. Filtertek's operations were included within the Company's Filtration segment prior to divestiture. The operations of the TekPackaging division, currently operating as TekPackaging LLC, are reflected in continuing operations and continue to be included in the Filtration segment.

     The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheet at September 30, 2007 are shown below (in thousands).

                                                  September 30, 2007
                                                  ------------------
     Assets:
     Accounts receivable,  net                        $ 17,675
     Inventories                                        11,986
     Other current  assets                               6,009
                                                         -----
       Current  assets                                  35,670
     Net property, plant & equipment                    28,084
     Goodwill                                           24,709
     Other assets                                        3,052
                                                         -----
       Total assets of Discontinued Operations        $ 91,515
                                                      ========

     Liabilities:
     Accounts payable                                 $  8,908
     Accrued expenses and other current liabilities      8,086
                                                         -----
         Current liabilities                            16,994
     Other liabilities                                   2,534
                                                         -----
         Total liabilities of Discontinued Operations $ 19,528
                                                      ========

3.     ACQUISITIONS

     Doble
     -----

     On November 30, 2007, the Company acquired the capital stock of Doble for a purchase price of approximately $328 million, net of cash acquired. Doble, headquartered in Watertown, Massachusetts, is a worldwide leader in providing high-end diagnostic test solutions for the electric utility industry. The acquisition aligns with the Company's long-term growth strategy of expanding its products and services in the utility industry. The acquisition was funded by a combination of the Company's existing cash, including the proceeds from the divestiture of Filtertek, and borrowings under a new $330 million credit facility led by National City Bank. The operating results for Doble, since the date of acquisition, are included within the Utility Solutions Group segment.

     The acquisition was recorded by allocating the cost of completing the acquisition to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date pursuant to SFAS No. 141, "Business Combinations". The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The final valuation of intangible assets and tax contingencies was completed during the second quarter of 2008. The significant changes from the preliminary valuation included a $36.6 million increase in the value of the trade names, a $21.7 million decrease in goodwill and a $12.5 million increase in deferred tax liabilities. The final valuation of certain tangible assets is expected to be completed prior to September 30, 2008.

     The purchase price allocation is as follows:
               (In thousands)
      Net tangible assets                                 $ 42,196
      Identifiable intangible assets:
           Trade names                        $ 112,290
           Customer relationships                52,510
           Software and databases                 3,790
                                                  -----
      Total identifiable intangible
      assets                                               168,590
      Goodwill                                             192,591
      Long-term deferred tax  liabilities                  (65,916)
                                                           -------
      Total cash consideration                            $337,461
                                                          ========

     Reconciliation of purchase price:

     Purchase price per agreement                         $319,000
     Add: cash acquired                                      9,639
     Add: short-term marketable securities
     acquired                                                4,966
     Add: transaction costs                                  2,574
     Add: working capital adjustment, net                    1,282
                                                             -----
          Total cash consideration                        $337,461
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

     Pro Forma Results
     -----------------

     The following pro forma financial information for the six months ended March 31, 2008 and 2007 presents the combined results of operations of ESCO and Doble as if the acquisition had occurred on October 1, 2006, respectively. The pro forma financial information for the periods presented excludes the Filtertek business which was sold on November 25, 2007. The combined results of operations have been adjusted for the impact of certain acquisition-related items, including additional amortization of identifiable intangible assets, additional financing expenses and other direct costs. The impact of pro forma adjustments are tax-effected at the expected future consolidated corporate tax rate.

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

       (In millions, except per         Six Months ended
             share data)                    March 31,
                                            ---------
                                     2008            2007
                                     ----            ----
      Net sales                     $286.4           228.5
      EBIT                            29.2            17.1
      Net earnings from
      continuing operations         $ 13.5            10.3


      Net earnings per share
           Basic                    $0.52             0.40
                                    =====             ====
           Diluted                  $0.51             0.39
                                    =====             ====


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

                                Three Months Ended      Six Months Ended
                                     March 31,              March 31,
                                     ---------              ---------

                                 2008        2007        2008        2007
                                 ----        ----        ----        ----
     Weighted Average Shares
     Outstanding - Basic       25,847      25,895      25,803      25,885
     Dilutive Options and
     Restricted Shares            403         596         424         592
                                  ---         ---         ---         ---

     Adjusted Shares- Diluted  26,250      26,491      26,227      26,477
                               ======      ======      ======      ======



     Options to purchase 554,842 shares of common stock at prices ranging from $35.69 - $54.88 and options to purchase 582,322 shares of common stock at prices ranging from $42.10 - $54.88 were outstanding during the three month periods ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2013. Approximately 54,000 and 26,000 restricted shares were excluded from the computation of diluted EPS based upon the application of the treasury stock method for the three-month period ended March 31, 2008 and 2007, respectively.

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

     The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for the periods indicated are noted below. Expected volatility is based on historical volatility of ESCO's stock calculated over the expected term of the option. In 2008, the Company utilized historical, company data to develop its expected term assumption. For fiscal years 2006 and 2007, the expected term was calculated in accordance with Staff Accounting Bulletin No. 107 using the simplified method for "plain-vanilla" options. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the six-month period ended March 31, 2008: expected dividend yield of 0%; expected volatility of 34.8%; risk-free interest rate of 2.9%; and expected term of 3.8 years. Pre-tax compensation expense related to the stock option awards was $0.5 million and $1.1 million for the three and six-month periods ended March 31, 2008, respectively, and $0.6 million and $1.2 million for the respective prior year periods.


     Information regarding stock options awarded under the option plans is as follows:



                                                      Aggregate    Weighted-
                                                      Intrinsic     Average
                                         Weighted       Value      Remaining
                                         Avg.           (in        Contractual
                           Shares        Price         millions)       Life
                           ------        -----         ---------       ----

     Outstanding at
       October 1, 2007   1,558,941      $30.35
     Granted                16,000      $35.82
     Exercised            (136,948)     $20.87         $  2.3
     Cancelled            (125,980)     $41.87
                          --------      ------
     Outstanding at
       March 31, 2008    1,312,013      $30.30         $ 15.2        2.6 years
                         =========      ======         ======


     Exercisable at
       March 31, 2008    1,029,632      $26.20         $ 15.1
                         =========      ======         ======


     The weighted-average grant-date fair value of options granted during the six-month periods ended March 31, 2008 and 2007 was $10.98 and $12.25, respectively.

     Performance-accelerated Restricted Share Awards
     -----------------------------------------------

     The performance-accelerated restricted shares (restricted shares) vest over five years with accelerated vesting if certain performance targets are achieved. In these cases, if it is probable that the performance condition will be met, the Company recognizes compensation cost on a straight-line basis over the shorter performance period; otherwise, it will recognize compensation cost over the longer service period. Compensation cost for the majority of the outstanding restricted share awards is being recognized over the longer performance period as it is not probable the performance condition will be met. The restricted share award grants were valued at the stock price on the date of grant. Pre-tax compensation expense related to the restricted share awards was $0.4 million and $0.9 million for the three and six-month periods ended March 31, 2008, respectively, and $0.5 million and $1.0 million for the respective prior year periods.

     The following summary presents information regarding outstanding restricted share awards as of March 31, 2008 and changes during the six-month period then ended:


                                                                  Weighted
                                                   Shares        Avg. Price
                                                   ------        ----------

     Nonvested at October 1, 2007                 164,060         $41.77
     Granted                                       93,335         $36.97
     Cancelled                                     (8,000)        $41.74
     Nonvested at March 31, 2008                  249,395         $39.98


     Non-Employee Directors Plan
     ---------------------------

     Pursuant to the non-employee directors compensation plan, each non-employee director receives a retainer of 800 common shares per quarter. Pre-tax compensation expense related to the non-employee director grants was $0.2 million and $0.3 million for the three and six-month periods ended March 31, 2008, respectively, and $0.2 million and $0.4 million for the respective prior year periods.

     The total share-based compensation cost that has been recognized in results of operations and included within SG&A was $1.1 million and $2.3 million for the three and six-month periods ended March 31, 2008, respectively, and $1.3 million and $2.6 million for the three and six-month periods ended March 31, 2007. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million and $0.6 million for the three and six-month periods ended March 31, 2008, respectively, and $0.4 million and $0.7 million for the three and six-month periods ended March 31, 2007. As of March 31, 2008, there was $12.7 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.7 years.

6.   INVENTORIES

     Inventories from continuing operations consist of the following (in thousands):

                                                      March 31,    September 30,
                                                        2008            2007
                                                        ----            ----

     Finished goods                                    $ 23,681        17,652
     Work in process, including long- term               14,363        13,532
     contracts
     Raw materials                                       33,626        24,701
                                                         ------        ------
          Total inventories                            $ 71,670        55,885
                                                       ========        ======


7.  COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended March 31, 2008 and 2007 was $4.4 million and $10.2 million, respectively. Comprehensive income for the six-month periods ended March 31, 2008 and 2007 was $8.2 million and $9.8 million, respectively. For the six-month periods ended March 31, 2008 and 2007, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of $1.6 million and $1.6 million, respectively and negatively impacted by interest rate swaps of $2.3 million and zero, respectively.

8.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in three segments: Utility Solutions Group (formerly the Communications segment), Test and Filtration/Fluid Flow (Filtration). As a result of the acquisition of Doble in November 2007, the Company changed the name of the Communications segment to the Utility Solutions Group segment. The renaming of this segment more accurately describes the segment's operating activities and strategically aligns the respective operating entities to focus on a single goal of satisfying the expanding AMI, Smart Grid, and other operational requirements of electric, gas and water utilities worldwide. The change in segment name was made in conjunction with the
     Company's strategic integration and rebranding of its AMI related technologies under the brand name Aclara and renaming the businesses as follows: Distribution Control Systems, Inc. renamed Aclara Power-Line Systems Inc.; Hexagram, Inc. renamed Aclara RF Systems Inc.; and Nexus Energy Software, Inc. renamed Aclara Software Inc. In addition to the AMI businesses operating under the Aclarabrand, the Utility Solutions Group also includes Comtrak Technologies, L.L.C. (Comtrak) and Doble. Doble provides high-end, diagnostic test solutions for the electric power delivery industry.

     As a result of the divestiture of Filtertek in November 2007, the Company re-evaluated the aggregation criteria of its remaining operating units within the Filtration segment. The TekPackaging LLC business (formerly a division of Filtertek) was not included in the divestiture transaction. Prior to the divestiture of Filtertek, each of the components of the Filtration segment were presented separately due to differing long-term economics. However, as a result of the divestiture of Filtertek, management believes the remaining companies within the Filtration segment now have similar long-term economics and, therefore, will not be presented separately beginning with the first quarter of 2008. The Filtration segment's operations consist of: PTI Technologies Inc., VACCO Industries and TekPackaging LLC.

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


            (In thousands)           Three Months ended       Six Months ended
                                          March 31,                 March 31,
                                         ---------                 ---------

      NET SALES                     2008          2007        2008        2007
      ---------                     ----          ----        ----        ----
      Utility Solutions Group     $ 74,571        49,226     153,880     79,260
      Test                          33,496        33,959      65,561     62,212
      Filtration                    27,092        25,675      47,975     50,675
                                    ------        ------      ------     ------
      Consolidated totals         $135,159       108,860     270,116    189,447
                                  ========       =======     =======    =======

      EBIT
      ----
      Utility Solutions Group     $ 10,466         6,109      23,874      3,327
      Test                           2,742         4,061       4,732      6,204
      Filtration                     4,913         5,226       8,562      6,908
      Corporate                     (5,232)       (4,584)    (10,227)    (9,149)
                                    ------        ------     -------     ------
      Consolidated EBIT             12,889        10,812      26,941      7,290

      Add: Interest
      (expense)/income              (3,187)          176      (4,546)        49
                                    ------           ---      ------         --
      Earnings before income
      taxes                       $  9,702        10,988      22,395      7,787
                                  ========        ======      ======      =====

      IDENTIFIABLE ASSETS
      -------------------
      Utility Solutions Group     $190,697       122,270
      Test                          72,702        57,229
      Filtration                    57,825        59,508
      Reconciliation to
      consolidated totals
      (Corporate assets)           568,915       290,000
                                   -------       -------
      Consolidated totals         $890,139       529,007
                                  ========       =======

9.   DEBT
     The Company's debt is summarized as follows:

      (In thousands)                                  March 31,    September 30,
                                                        2008            2007
                                                        ----            ----
     Revolving credit facility, including current
     portion                                         $250,474              -
     Current portion of long-term debt                 15,474              -
                                                       ------          ------
     Total long-term debt, less current portion      $235,000              -
                                                     ========          ======

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

     At March 31, 2008, the Company had approximately $77 million available to borrow under the credit facility in addition to $31.0 million cash on hand. At March 31, 2008, the Company had $250 million of outstanding borrowings under the credit facility and outstanding letters of credit of $4.2 million ($3.3 million outstanding under the credit facility). The Company classified $15.5 million as current portion on long-term debt as of March 31, 2008, as the Company intends to repay this amount within the next twelve months.

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

10.  INCOME TAX EXPENSE

     The second quarter of 2008 effective income tax rate for continuing operations was 37.3% compared to 18.5% in the second quarter of 2007. The effective income tax rate from continuing operations in the first six months of 2008 was 37.5% compared to 2.4% in the prior period. The increase in the effective income tax rate in the second quarter and first six months of 2008 as compared to the prior year periods was due to the favorable impact of research tax credits in 2007. The second quarter 2007 income tax expense was favorably impacted by $2.2 million, net, research tax credits, reducing the 2007 second quarter effective income tax rate by 20.4%. The income tax expense in the first six months of 2007 was favorably impacted by $3.1 million, net, research tax credits, reducing the rate for the first six months of 2007 by 40.3%. The Company estimates the fiscal 2008 tax rate to be approximately 37.5%, excluding the effect of discontinued operations.

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


11.  GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill attributable to each business segment from continuing operations for the six month period ended March 31, 2008 are presented in the table below.


                            Utility
     (In millions)         Solutions
                             Group       Filtration        Test           Total
                             -----       ----------        ----           -----

     Balance as of
       September 30, 2007    $ 75.4            20.3        29.1           124.8
     Acquisitions             193.2               -         0.4           193.6
                              -----                         ---           -----
     Balance as of
       March 31, 2008        $268.6            20.3        29.5           318.4
                             ======            ====        ====           =====



     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

                                 March 31, 2008            September 30, 2007
                        -------------------------   -------------------------
                           Gross      Accum             Gross      Accum
                        Carrying Amt  Amort   Net   Carrying Amt  Amort   Net
                        ------------  -----   ---   ------------  -----   ---

Amortized intangible
assets:
   Customer relationships   $ 52.5    $ 0.9  $ 51.6   $  0.0    $  0.0   $  0.0
   Capitalized software     $ 88.2    $20.1  $ 68.1   $ 79.0    $ 13.6   $ 65.4
   Patents & other          $ 23.4    $18.4  $  5.0   $ 23.3    $ 17.6   $  5.7

Unamortized intangible
assets:
   Trade Names              $115.8    $ 0.0  $115.8   $  3.5    $  0.0   $  3.5
                            ------    -----  ------   ------    ------   ------


Total other intangible
assets                      $279.9    $39.4  $240.5   $105.8    $ 31.2   $ 74.6
                            ======    =====  ======   ======    ======   ======


     Amortization of intangible assets for the three and six-month periods ended March 31, 2008 was $4.6 million and $8.2 million, respectively. During the three and six-month periods ended March 31, 2008, the Company recorded $2.9 million and $5.2 million, respectively, of amortization related to Aclara Power-Line Systems TWACS NG software. Amortization of intangible assets for fiscal years 2008 through 2012 is estimated at approximately $17 million to $22 million per year. The increase in intangible asset amortization in future years is related to the TWACS NG software.


12.  RETIREMENT PLANS

     A summary of net periodic benefit expense for the Company's defined benefit plans for the three and six-month periods ended March 31, 2008 and 2007 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

                                   Three Months Ended      Six Months Ended
                                       March 31,              March 31,
                                       ---------              ---------
     (In thousands)                 2008       2007       2008        2007
     --------------                 ----       ----       ----        ----
     Defined benefit plans
       Interest cost               $ 713        688      1,425       1,375
       Expected return on assets    (738)      (700)    (1,475)     (1,400)
       Amortization of:
             Prior service cost        4          2          8           5
             Actuarial loss           86         73        172         170
                                      --         --        ---         ---
     Net periodic benefit cost     $  65         63        130         150
                                   =====         ==        ===         ===


13.  DERIVATIVE FINANCIAL INSTRUMENTS

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the first quarter of 2008, the Company entered into a two-year amortizing interest rate swap to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. The swap notional amount for the first year is $175 million amortizing to $100 million in the second year. All derivative instruments are reported on the balance sheet at fair value. The derivative instrument is designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. Including the impact of interest rate swaps outstanding, the interest rates on approximately 70% of the Company's total borrowings were effectively fixed as of March 31, 2008.

     The following is a summary of the notional transaction amounts and fair values for the Company's outstanding derivative financial instruments by risk category and instrument type, as of March 31, 2008.

                                             Average
                                  Notional   Receive    Average
     (In thousands)               Amount     Rate       Pay Rate    Fair Value
                                  ------     ----       --------    ----------

       Interest rate swaps      $175,000     3.00%        3.99%      ($3,687)

14.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB amended SFAS 157 to delay the effective date by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS 157 is not expected to have a material impact to the Company's financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of SFAS 161 is not expected to have a material impact to the Company's financial position or results of operations.


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

The following discussion refers to the Company's results from continuing operations, except where noted. The Filtertek businesses (excluding Tek Packaging) are accounted for as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Filtertek businesses are reflected as discontinued operations in the financial statements and related notes for all periods shown. References to the second quarters of 2008 and 2007 represent the fiscal quarters ended March 31, 2008 and 2007, respectively.

NET SALES

Net sales increased $26.3 million, or 24.2%, to $135.2 million for the second quarter of 2008 from $108.9 million for the second quarter of 2007 mainly due to the current year acquisition of Doble. Net sales increased $80.7 million, or 42.6% to $270.1 million for the first six months of 2008 from $189.4 million for the first six months of 2007. Net sales increased across all segments in the first six months of 2008 compared to the prior year period, with the most significant increase in the Utility Solutions Group segment of $74.6 million.

-Utility Solutions Group
------------------------

Net sales increased $25.3 million, or 51.5%, to $74.6 million for the second quarter of 2008 from $49.2 million for the second quarter of 2007. Net sales increased $74.6 million, or 94.1%, to $153.9 million for the first six months of 2008 from $79.3 million in the prior year period. The sales increase in the second quarter of 2008 as compared to the prior year quarter was due to: an increase of $21.7 million of sales from Doble; a $5.1 million increase in sales from Aclara RF Systems Inc. primarily due to higher gas AMI deliveries at PG&E ; partially offset by a $1.8 million decrease in sales at Aclara Power-Line Systems driven by lower sales to investor owned utility (IOU) customers (primarily in Texas). The sales increase in the first six months of 2008 as compared to the prior year period was due to: a $46.0 million increase in sales from the Aclara group; a $31.1 million increase in sales from Doble; partially offset by a $2.5 million decrease in sales from Comtrak due to the timing of product deliveries.

The increase in sales of $46.0 million from the Aclara Group for the first six months of 2008 as compared to the prior year period was mainly due to: a $29.8 million increase in sales from Aclara Power-Line Systems Inc. (of which $20.5 million represented the cumulative effect of the hardware shipments to date as TWACS NG 3.0 software was delivered to PG&E in December 2007), a $10.7 million increase in sales to electric utility cooperative (COOP) and public power
(Municipal) customers, a $4.7 million increase in sales to the Puerto Rico Electric Power Authority (PREPA), partially offset by a $6.0 million decrease in sales to IOU customers; and a $16.2 million increase in net sales from Aclara RF Systems Inc. mainly due to a $16.6 million increase in shipments to PG&E for the gas AMI deployment.

-Test
-----

For the second quarter of 2008, net sales of $33.5 million were $0.5 million, or 1.5% lower than the $34.0 million of net sales recorded in the second quarter of 2007. Net sales increased $3.3 million, or 5.4%, to $65.6 million for the first six months of 2008 from $62.2 million for the first six months of 2007. The sales decrease in the second quarter of 2008 as compared to the prior year quarter was mainly due to: a $1.1 million decrease in net sales from the Company's U.S. operations driven by the timing of domestic chamber deliveries which are expected to be completed in the second half of 2008. The sales increase for the first six months of 2008 compared to the prior year period was due to: a $2.4 million increase in net sales from the Company's European operations driven by favorable foreign currency values and the delivery of test chambers; and a $1.0 million increase in net sales from the Company's U.S. operations due to the timing of test chamber sales and sales of components.

-Filtration
-----------

Net sales increased $1.4 million, or 5.5%, to $27.1 million for the second quarter of 2008 from $25.7 million of net sales for the second quarter of 2007. Net sales increased $2.7 million, or 5.6%, to $50.7 million for the first six months of 2008 from $48.0 million in the prior year period. The sales increase during the fiscal quarter ended March 31, 2008 as compared to the prior year quarter was mainly due to a $1.6 million increase in commercial aerospace shipments at PTI. The sales increase in the first six months of 2008 as compared to the prior year period was mainly due to a $2.9 million increase in commercial aerospace shipments at PTI.

ORDERS AND BACKLOG

Backlog from continuing operations was $281.9 million at March 31, 2008 compared with $257.6 million at September 30, 2007. The Company received new orders totaling $164.1 million in the second quarter of 2008 compared to $110.5 million in the prior year quarter. New orders of $99.6 million were received in the second quarter of 2008 related to Utility Solutions Group products (including $7.0 million of Doble related backlog), $32.5 million related to Test products, and $31.9 million related to Filtration products.

The Company received new orders totaling $294.4 million in the first six months of 2008 compared to $237.1 million in the prior year period. New orders of $166.9 million were received in the first six months of 2008 related to Utility Solutions Group products (including $7.0 million of Doble related backlog), $65.8 million related to Test products, and $61.7 million related to Filtration products. New orders of $106.2 million were received in the first six months of 2007 related to Utility Solutions Group products, $76.0 million related to Test products, and $54.9 million related to Filtration products. In December 2007, the Company signed a contract with PREPA for a total value expected to be $27.0 million for the purchase of Aclara Power-Line Systems meter modules and associated substation equipment to be released through the placement of purchase orders over the next two-and-a-half years. During the first six months of 2008, the Company recorded approximately $11.0 million in entered orders related to this contract.

See "CAPITAL RESOURCES AND LIQUIDITY - Pacific Gas & Electric" below for a discussion of PG&E contracts. The Company received orders totaling $32.3 million and $46.5 million from PG&E under these agreements during the three and six-month periods ended March, 31 2008, respectively. Included in the $32.3 million of orders received from PG&E during the second quarter of 2008 was a $4.1 million order from PG&E for 88,000 Aclara RF System electric devices. Subsequent to March 31, 2008, the Company received an additional $11.1 million of orders from PG&E ($6.1 million of Aclara RF gas devices and $4.7 million Aclara RF electric devices).

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $4.6 million and $8.2 million for the three and six-month periods ended March 31, 2008, respectively, compared to $2.8 million and $4.8 million for the respective prior year periods. Amortization of intangible assets for the three and six-month periods ended March 31, 2008 included $1.1 million and $1.9 million, respectively, of amortization of acquired intangible assets related to recent acquisitions compared to $0.6 million and $1.2 million for the respective prior year periods. The amortization of these acquired intangible assets are included in Corporate's operating results, see "EBIT - Corporate". The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses). During the three and six-month periods ended March 31, 2008, the Company recorded $2.9 million and $5.2 million, respectively, of amortization related to Aclara Power-Line Systems TWACS NG software compared to $1.8 million and $2.7 million for the respective prior year periods.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of 2008 were $39.5 million (29.3% of net sales), compared with $28.6 million (26.2% of net sales) for the prior year quarter. For the first six months of 2008, SG&A expenses were $73.1 million (27.0% of net sales) compared with $55.2 million (29.1% of net sales) for the prior year period. The increase in SG&A spending in the fiscal quarter ended March 31, 2008 as compared to the prior year quarter was primarily due to: $7.3 million of SG&A expenses related to Doble and a $3.3 million increase in SG&A related to the Aclara Group mainly due to an increase in sales, marketing, and engineering headcount. The increase in SG&A spending in the first six months of 2008 as compared to the prior year period was primarily due to $9.7 million of SG&A expenses related to Doble, and a $6.8 million increase in SG&A related to the Aclara Group for the reasons mentioned above.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $12.9 million (9.5% of net sales) for the second quarter of 2008 and $10.8 million (9.9% of net sales) for the second quarter of 2007. For the first six months of 2008, EBIT was $26.9 million (10.0% of net sales) and $7.3 million (3.8% of net sales) for the first six months of 2007. The increase in EBIT for the second quarter of 2008 and first six months of 2008 as compared to the prior year periods is primarily due to the increase in margins in the Utility Solutions Group segment including the acquisition of Doble.

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

                              Three Months ended             Six Months ended
(In thousands)                     March 31,                    March 31,
                                  ---------                    ---------

                                2008      2007               2008       2007
                                ----      ----               ----       ----
Consolidated EBIT             $12,889    10,812             26,941      7,290
Less: Interest (expense),
net                            (3,187)        -             (4,546)          -
Add: interest income, net           -       176                  -         497
Less: Income tax expense       (3,620)   (2,035)            (8,408)       (185)
                               ------    ------             ------        ----
Net earnings from
continuing operations         $ 6,082     8,953             13,987       7,602
                              =======     =====             ======       =====

-Utility Solutions Group
------------------------

EBIT in the second quarter of 2008 was $10.5 million (14.0% of net sales) compared to $6.1 million (12.4% of net sales) in the prior year quarter. For the first six months of 2008, EBIT was $23.9 million (15.5% of net sales) compared to $3.3 million (4.2% of net sales) in the prior year period. The $4.4 million increase in EBIT in the second quarter of 2008 as compared to the prior year quarter was due to: the EBIT contribution from Doble; partially offset by a decrease in EBIT from the Aclara Group due to an increase in amortization expenses related to its TWACS NG software and an increase in SG&A expenses mentioned above. The $20.6 million increase in EBIT for the first six months of 2008 compared to the prior year period was due to: an increase in EBIT from the Aclara Group related to the increased sales volumes (of which approximately $9 million related to the recognition of deferred revenue for PG&E from Aclara Power-Line Systems); the EBIT contribution from Doble; partially offset by a decrease in EBIT at Comtrak due to lower sales volumes.

-Test
-----

EBIT in the second quarter of 2008 was $2.7 million (8.2% of net sales) as compared to $4.1 million (12.0% of net sales) in the prior year quarter. For the first six months of 2008, EBIT was $4.7 million (7.2% of net sales) as compared to $6.2 million (10.0% of net sales) in the prior year period. EBIT decreased $1.4 million and $1.5 million over the prior quarter and six month period, respectively, mainly due to changes in product mix (lower sales of higher margin components) and $0.7 million of non-recurring costs associated with the facility consolidation in Austin, Texas that was completed in January 2008.

-Filtration
-----------

EBIT was $4.9 million (18.1% of net sales) and $5.2 million (20.3% of net sales) in the second quarters of 2008 and 2007, respectively, and $8.6 million (16.9% of net sales) and $6.9 million (14.4% of net sales) in the first six months of 2008 and 2007, respectively. For the second quarter of 2008 as compared to the prior year quarter, EBIT decreased $0.3 million due to: a decrease at VACCO due to changes in product mix; partially offset by increases at PTI and TekPackaging LLC due to higher sales volumes. For the first six months of 2008 as compared to the prior year period, EBIT increased $1.7 million primarily due to an increase at PTI due to higher commercial aerospace shipments.

-Corporate
----------

Corporate costs included in EBIT were $5.2 million and $10.2 million for the three and six-month periods ended March 31, 2008, respectively, compared to $4.6 million and $9.1 million for the respective prior year periods. The increase in Corporate costs in the first six months of 2008 as compared to the prior year period was due to: a $0.9 million decrease in royalty income and a $0.7 million increase in amortization expense related to purchase accounting identifiable intangible assets recorded at Corporate. In the first six months of 2008, Corporate costs included $2.3 million of pre-tax stock compensation expense and $1.9 million of pre-tax amortization of acquired intangible assets.

INTEREST EXPENSE (INCOME), NET

Interest expense was $3.2 million for the second quarter of 2008 compared to interest income of $0.2 million in the prior year quarter. For the first six months of 2008, interest expense was $4.5 million compared to interest income of $0.5 million in the prior year period. The increase in interest expense in the second quarter of 2008 and the first six months of 2008 as compared to the prior year periods is due to the outstanding borrowings under the revolving credit facility related to the Doble acquisition.

INCOME TAX EXPENSE

The second quarter of 2008 effective income tax rate for continuing operations was 37.3% compared to 18.5% in the second quarter of 2007. The effective income tax rate from continuing operations in the first six months of 2008 was 37.5% compared to 2.4% in the prior year period. The increase in the effective income tax rate in the second quarter and first six months of 2008 as compared to the prior year periods was due to the favorable impact of research tax credits in 2007. The second quarter 2007 income tax expense was favorably impacted by $2.2 million, net, research tax credits, reducing the 2007 second quarter effective income tax rate by 20.4%. The income tax expense in the first six months of 2007 was favorably impacted by $3.1 million, net, research tax credits, reducing the rate for the first six months of 2007 by 40.3%. The Company estimates the fiscal 2008 tax rate to be approximately 37.5%, excluding the effect of discontinued operations.

Effective October 1, 2007, the Company adopted FASB  Interpretation  No. 48 (FIN
48), "Accounting for Uncertainty in Income Taxes." FIN 48 provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The Company made no adjustments to retained earnings upon adoption. The Company recorded a $5.8 million increase in its unrecognized tax benefits in the first quarter of 2008.

CAPITAL RESOURCES AND LIQUIDITY

Working capital from continuing operations (current assets less current liabilities) increased to $127.9 million at March 31, 2008 from $122.5 million at September 30, 2007. Accounts receivable increased by $15.3 million and inventories increased by $15.8 million in the first six months of 2008 primarily related to acquisition of Doble. Accounts payable decreased by $8.9 million in the first six months of 2008, of which approximately $4.2 million related to the Aclara Group segment and $4.1 million related to the Test segment, both due to timing of vendor invoicing.

Net cash provided by operating activities from continuing operations was $37.7 million and $9.0 million for the six-month periods ended March 31, 2008 and 2007, respectively. The increase is mainly due to a decrease in operating working capital requirements.

Capital expenditures from continuing operations were $8.7 million and $5.0 million in the first six months of fiscal 2008 and 2007, respectively. The increase in the first six months of 2008 as compared to the prior year period included approximately $2.7 million for the ETS Austin facility expansion.

At March 31, 2008, intangible assets, net, of $240.5 million included $68.1 million of capitalized software. Approximately $58.0 million of the capitalized software balance represents software development costs on the TWACS NG software within the Utility Solutions Group segment to further penetrate the IOU market. This software is being deployed to efficiently handle the additional levels of communications dictated by the size of the utility service territories and the frequency of meter reads that are required under time-of-use or critical peak pricing scenarios to meet the requirements of large IOUs. Amortization expense of TWACS NG software is on a straight-line basis over seven years and began in March 2006. The Company recorded $2.9 million and $5.2 million in amortization expense related to TWACS NG in the second quarter of 2008 and in the first six months of 2008, respectively.

Divestiture
-----------

On November 25, 2007, the Company completed the sale of the filtration portion of Filtertek Inc. (Filtertek) to Illinois Tool Works Inc. for $74.4 million, net, of cash. The TekPackaging division of Filtertek was not included in the transaction. The Filtertek businesses are accounted for as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Filtertek businesses are reflected as discontinued operations in the financial statements and related notes for all periods presented. A pre-tax loss of $0.2 million related to the sale of Filtertek is reflected in the Company's fiscal 2008 first quarter results in discontinued operations. Filtertek's net sales were $13.7 million for the two-month period ended November 25, 2007 and $18.2 million for the three-month period ended December 31, 2006, respectively. The operations of the TekPackaging division, currently operating as TekPackaging LLC, are reflected in continuing operations. The closure and relocation of the Filtertek Puerto Rico facility was completed in March 2004. The Puerto Rico facility was included in current assets from discontinued operations with a carrying value of $1.1 million at December 31, 2007. Effective March 31, 2008, the Company sold the Puerto Rico facility for approximately $1.3 million, net. The cash proceeds were received in April 2008.

Acquisitions
------------

On November 30, 2007, the Company acquired the capital stock of Doble for a purchase price of approximately $328 million, net of cash acquired. Doble, headquartered in Watertown, Massachusetts, is a worldwide leader in providing high-end diagnostic test solutions for the electric utility industry. The acquisition aligns with the Company's long-term growth strategy of expanding its products and services in the utility industry. The acquisition was funded by a combination of the Company's existing cash, including the proceeds from the partial divestiture of Filtertek, and borrowings under a new $330 million credit facility led by National City Bank. Doble's annual revenue for the trailing twelve months ended September 30, 2007 was approximately $80 million. The operating results for Doble, since the date of acquisition, are included within the Utility Solutions Group segment. The Company recorded $192.6 million of goodwill and $112.3 million of trade names as a result of transaction. The Company also recorded $56.3 million of identifiable intangible assets consisting primarily of customer relationships and software/databases which will be amortized on a straight-line basis over periods ranging from five years to twenty years.

Other Acquisitions
------------------

In addition, during the first quarter of 2008, the Company acquired certain assets and liabilities related to two minor acquisitions for a total purchase price of $1 million.

Credit facility
---------------

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

At March 31, 2008, the Company had approximately $77 million available to borrow under the credit facility in addition to $31.0 million cash on hand. At March 31, 2008, the Company had $250 million of outstanding borrowings under the credit facility and outstanding letters of credit of $4.2 million ($3.3 million outstanding under the credit facility). The Company classified $15.5 million as the current portion on long-term debt as of March 31, 2008, as the Company intends to repay this amount within the next twelve months. Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

Pacific Gas & Electric
----------------------

Aclara Power-Line Systems Inc. (formerly known as Distribution Control Systems Inc.) delivered the final software version (TWACS NG 3.0) to PG&E in December 2007 and, as a result, recognized deferred revenue of $20.5 million during the first quarter of 2008. The parties continue to negotiate an amendment to the current contract to conform to the parties' performance. Testing of Aclara RF Systems Inc.'s (formerly known as Hexagram Inc.) RF electric solution by PG&E began in the fiscal fourth quarter of 2007 and continues. During the second quarter of 2008, the Company received a $4.1 million order from PG&E for 88,000 Aclara RF System electric devices. PG&E has not yet announced what changes, if any, will be made to its AMI project plan, and therefore, the Company continues to be unable to estimate the timing or value of orders that may be received under the Company's PG&E contracts. Refer to "Pacific Gas & Electric" in "Management's Discussion and Analysis" appearing in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for further discussion about the Company's contracts with PG&E.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157), which defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB amended SFAS 157 to delay the effective date by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS 157 is not expected to have a material impact to the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R,  "Business  Combinations" (SFAS
141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of SFAS 161 is not expected to have a material impact to the Company's financial position or results of operations.


FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include, but are not limited to, those relating to the estimates or projections made in connection with the Company's accounting policies, the timing of the final valuation of certain tangible Doble assets, timing and amount of repayment of debt, annual effective tax rate, the reduction in the amount of unrecognized tax benefits over the next twelve months, the impact of SFAS 157 and SFAS 161, outcome of current claims and litigation, future cash flow, capital requirements and operational needs for the foreseeable future, and the ultimate values and timing of revenues under the Aclara Power-Line Systems / PREPA contract. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: the risk factors described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007, and in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 2007, actions by PG&E's Board of Directors and PG&E's management impacting PG&E's AMI projects, changes to PG&E's AMI project plan resulting from the evaluation of other AMI vendor technologies or other factors; the Company's successful performance under the PG&E contracts; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; material changes in the costs of certain raw materials including steel and copper; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company's successful execution of internal operating plans and integration of newly acquired businesses.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the first quarter of 2008, the Company entered into a two-year amortizing interest rate swap to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. The swap notional amount for the first year is $175 million amortizing to $100 million in the second year. All derivative instruments are reported on the balance sheet at fair value. The derivative instrument is designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. Including the impact of interest rate swaps outstanding, the interest rates on approximately 70% of the Company's total borrowings were effectively fixed as of March 31, 2008.

The following is a summary of the notional transaction amounts and fair values for the Company's outstanding derivative financial instruments by risk category and instrument type, as of March 31, 2008.

                                             Average
                                  Notional   Receive    Average
     (In thousands)               Amount     Rate       Pay Rate    Fair Value
                                  ------     ----       --------    ----------

     Interest rate swaps        $175,000     3.00%        3.99%       ($3,687)

In addition, the Company pays 75bps spread on its outstanding debt. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for further discussion about market risk.

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


PART II.      OTHER INFORMATION

ITEM 1A.      RISK FACTORS

The discussion of risk factors in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 refers to the Company's Communications segment and to its subsidiaries DCSI (Distribution Controls Systems, Inc.) and Hexagram (Hexagram, Inc.). As a result of the acquisition of Doble in November 2007, the Company changed the name of the Communications segment to the Utility Solutions Group segment. The name change was done in conjunction with the Company's strategic integration and rebranding of its AMI related technologies under the brand name Aclara and renaming the businesses as follows: Distribution Control Systems, Inc. renamed Aclara Power-Line Systems Inc.; Hexagram, Inc. renamed Aclara RF Systems Inc.; and Nexus Energy Software, Inc. renamed Aclara Software Inc.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2006, the Company's Board of Directors authorized an open market common stock repurchase program for up to 1.2 million shares, subject to market conditions and other factors, which covers the period through September 30, 2008. There were no stock repurchases during the three-month period ended March 31, 2008.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's shareholders was held on Wednesday, February 6, 2008. The voting for directors was as follows:


                         For       Withheld           Broker Non-Votes
                         ---       --------           ----------------
L.W. Solley          19,230,354     2,119,222                 0
J.D. Woods           19,225,682     2,123,894                 0


The terms of J.M. McConnell, VL. Richey, Jr., J.M. Stolze and D.C. Trauscht as directors continued after the meeting.

The voting to approve amendments to the Company's 2004 Incentive Compensation Plan, 2001 Stock Incentive Plan and 1999 Stock Option Plan was as follows:

        For       Against                 Abstain             Broker Non-Votes
        ---       -------                 -------             ----------------
    13,153,855   4,247,218               2,051,533               1,896,969

The voting to ratify the Company's selection of KPMG LLP as independent public accountants for the fiscal year ending September 30, 2008 was as follows:


        For       Against                 Abstain             Broker Non-Votes
        ---       -------                 -------             ----------------
    21,190,333    102,981                 52,263                      0



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

        31.1      Certification of Chief
                  Executive Officer
                  relating to Form 10-Q
                  for period ended March
                  31, 2008

        31.2      Certification of Chief
                  Financial Officer
                  relating to Form 10-Q
                  for period ended March
                  31, 2008

         32       Certification of Chief
                  Executive Officer and
                  Chief Financial
                  Officer relating to
                  Form 10-Q for period
                  ended March 31, 2008



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      ESCO TECHNOLOGIES INC.

                      /s/ Gary E. Muenster
                      Gary E. Muenster
                      Executive Vice President and Chief Financial Officer (As duly authorized officer and principal accounting officer of the registrant)





Dated:   May 8, 2008