Form 10-Q
period 2008-06-30
ESCO TECHNOLOGIES INC
filed 2008-08-08
CIK 866706

UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549

                                         FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer __X__ Accelerated filer ____ Non-accelerated filer ____ Smaller reporting company ____

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                             Outstanding at July 31, 2008
---------------------------------------           ----------------------------
[Common stock, $.01 par value per share]               26,035,767 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                     Three Months Ended
                                                          June 30,
                                                          --------


                                                  2008           2007
                                                  ----           ----


Net sales                                       $ 157,669        115,365
Costs and expenses:
   Cost of sales                                   93,563         70,603
   Selling, general and administrative             38,829         27,865
     expenses
   Amortization of intangible assets                4,575          2,739
   Interest expense (income), net                   2,589           (131)
   Other expenses, net                                508          2,473
                                                  -------        -------
      Total costs and expenses                    140,064        103,549

Earnings before income taxes                       17,605         11,816
Income tax expense                                  4,297          3,937
                                                    -----          -----
Net earnings from continuing operations            13,308          7,879

Earnings from discontinued operations, net
of tax of $475                                          -            975
                                                   ------          -----
Net earnings                                    $  13,308          8,854
                                                =========          =====

Earnings per share:
   Basic - Continuing operations                $    0.51           0.30
              - Discontinued operations                 -           0.04
                                                     ----           ----
              - Net earnings                    $    0.51           0.34
                                                     ====           ====

   Diluted - Continuing operations              $    0.50           0.30

                - Discontinued operations               -           0.03
                                                     ----           ----
                - Net earnings                  $    0.50           0.33
                                                     ====           ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                     Nine Months Ended
                                                          June 30,
                                                          --------


                                                  2008           2007
                                                  ----           ----


Net sales                                       $ 427,785        304,812
Costs and expenses:
   Cost of sales                                  255,838        193,315
   Selling, general and administrative
     expenses                                     111,885         83,056
   Amortization of intangible assets               12,770          7,557
   Interest expense (income), net                   7,135           (628)
   Other expenses, net                                157          1,909
                                                  -------        -------
      Total costs and expenses                    387,785        285,209

Earnings before income taxes                       40,000         19,603
Income tax expense                                 12,705          4,122
                                                   ------          -----

Net earnings from continuing operations            27,295         15,481

(Loss) earnings from discontinued
operations, net of tax of $325 and $868,
respectively                                         (115)         1,610

Loss on sale of discontinued operations,
net of tax of $4,809                               (4,974)             -
                                                    -----          -----

Net (loss) earnings from discontinued
operations                                         (5,089)         1,610
                                                   ------          -----

Net earnings                                   $   22,206         17,091
                                               ==========         ======

Earnings (loss) per share:
   Basic - Continuing operations               $     1.06           0.60
              - Discontinued operations             (0.20)          0.06
                                                    -----           ----
              - Net earnings                   $     0.86           0.66
                                               ==========           ====

   Diluted - Continuing operations             $     1.04           0.58
                - Discontinued operations           (0.19)          0.07
                                                    -----           ----
                - Net earnings                 $     0.85           0.65
                                               ==========           ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                June 30,     September 30,
                                                  2008           2007
                                                  ----           ----
ASSETS                                         (Unaudited)
Current assets:
    Cash and cash equivalents                    $   22,817         18,638
    Accounts receivable, net                        113,904         85,319
    Costs and estimated earnings on
      long-term contracts, less progress
      billings of $27,278 and $21,292,
      respectively                                    8,676         11,520
    Inventories                                      71,038         55,885
    Current portion of deferred tax assets           13,407         25,264
    Other current assets                             15,770         28,054
    Current assets of discontinued operations             -         35,670
                                                    -------        -------
       Total current assets                         245,612        260,350


Property, plant and equipment, net                   74,341         50,193
Goodwill                                            320,298        124,757
Intangible assets, net                              237,173         74,624
Other assets                                         14,181         10,338
Other assets of discontinued operations                   -         55,845
                                                    -------        -------
Total assets                                     $  891,605        576,107
                                                 ==========        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                  $   30,474              -
    Accounts payable                                 41,647         45,726
    Advance payments on long-term
      contracts, less costs incurred of
      $10,858 and $2,902, respectively                6,084          3,408
    Accrued salaries                                 17,248         12,348
    Current portion of deferred revenue              18,980         24,621
    Accrued other expenses                           20,679         16,103
      Current liabilities of discontinued
       operations                                         -         16,994
                                                    -------         ------
       Total current liabilities                    135,112        119,200
Long-term portion of deferred revenue                 9,361          4,514
Pension obligations                                   9,474          8,029
Deferred tax liabilities                             81,245         18,522
Other liabilities                                     8,853          7,825
Long-term debt, less current portion                200,000              -
Other liabilities of discontinued operations              -          2,534
                                                    -------          -----
       Total liabilities                            444,045        160,624
Shareholders' equity:
    Preferred stock, par value $.01 per
      share, authorized 10,000,000 shares                 -              -
    Common stock, par value $.01 per share,
      authorized 50,000,000 shares, issued
      29,408,457 and 29,159,629 shares,
      respectively                                      294            292
    Additional paid-in capital                      251,502        243,131
    Retained earnings                               248,965        226,759
    Accumulated other comprehensive income,
      net of tax                                      7,189          6,303
                                                      -----          -----
                                                    507,950        476,485
    Less treasury stock, at cost: 3,379,106
      and 3,416,966 common shares,
      respectively                                  (60,390)       (61,002)
                                                    -------        -------

       Total shareholders' equity                   447,560        415,483
                                                    -------        -------
Total liabilities and shareholders' equity       $  891,605        576,107
                                                 ==========        =======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                                                          Nine Months Ended
                                                               June 30,
                                                               --------

                                                        2008             2007
                                                        ----             ----
Cash flows from operating activities:
    Net earnings                                    $ 22,206           17,091
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
       Net loss (earnings) from discontinued
         operations                                    5,089           (1,610)
       Depreciation and amortization                  19,898           12,139
       Stock compensation expense                      3,230            3,758
       Changes in operating working capital           (9,457)         (23,510)
       Effect of deferred taxes                        9,166            6,959
       Change in deferred revenue and costs, net         326            6,427
       Other                                             693             (731)
                                                         ---             ----
          Net cash provided by operating activities -
              continuing operations                   51,151            20,523
          Net (loss) earnings from discontinued
             operations                               (5,089)            1,610
          Net changes in assets and liabilities of
              discontinued operations                  1,412              (254)
                                                       -----              ----
       Net cash (used) provided by operating
          activities - discontinued operations        (3,677)            1,356
                                                      ------             -----
          Net cash provided by operating activities   47,474            21,879
Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired -
       continuing operations                        (330,796)           (1,250)
    Proceeds from sale of marketable securities        4,966                 -
    Additions to capitalized software                 (9,225)          (22,676)
    Capital expenditures - continuing operations     (12,618)           (8,262)
                                                     -------            ------
          Net cash used by investing activities -
              continuing operations                 (347,673)          (32,188)
                                                    --------           -------
    Capital expenditures - discontinued operations    (1,126)           (4,939)
    Proceeds from divestiture of business, net -
       discontinued operations                        74,370                 -
                                                      ------            ------

       Net cash provided (used) by investing
          activities - discontinued operations        73,244            (4,939)
                                                      ------            ------
    Net cash used by investing activities           (274,429)          (37,127)
Cash flows from financing activities:
    Net (decrease) increase in short-term
       borrowings - discontinued operations           (2,844)              676
    Proceeds from long-term debt                     276,197                 -
    Principal payments on long-term debt             (45,723)                -
    Debt issuance costs                               (2,965)                -
    Excess tax benefit from stock options exercised      737                73
    Proceeds from exercise of stock options            4,827             1,512
    Other                                                905            (1,948)
                                                     -------            ------
       Net cash provided by financing activities     231,134               313
                                                     -------               ---
Net increase (decrease) in cash and cash equivalents   4,179           (14,935)
Cash and cash equivalents, beginning of period        18,638            36,819
                                                      ------            ------
Cash and cash equivalents, end of period            $ 22,817            21,884
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

     The Company's business is typically not impacted by seasonality, however, the results for the three and nine-month periods ended June 30, 2008 are not necessarily indicative of the results for the entire 2008 fiscal year.

     As a result of the acquisition of Doble Engineering Company (Doble) in November 2007, the Company changed the name of the Communications segment to the Utility Solutions Group segment. The renaming of this segment more accurately describes the segment's operating activities and strategically aligns the respective operating entities to focus on a single goal of satisfying the expanding AMI, Smart Grid, and other operational requirements of electric, gas and water utilities worldwide. The name change was done in conjunction with the Company's strategic integration and rebranding of its Automated Metering Infrastructure (AMI) related technologies under the brand name Aclara, and renaming the businesses as follows: Distribution Control Systems, Inc. renamed Aclara Power-Line Systems Inc.; Hexagram, Inc. renamed Aclara RF Systems Inc.; and Nexus Energy Software, Inc. renamed Aclara Software Inc.

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

3.   ACQUISITION

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

     Pro Forma Results

     The following pro forma financial information for the nine months ended June 30, 2008 and 2007 presents the combined results of operations of ESCO and Doble as if the acquisition had occurred on October 1, 2006, respectively. The pro forma financial information for the periods presented excludes the Filtertek business which was sold on November 25, 2007. The combined results of operations have been adjusted for the impact of certain acquisition-related items, including additional amortization of identifiable intangible assets, additional financing expenses and other direct costs. The impact of pro forma adjustments are tax-effected at the expected future consolidated corporate tax rate.

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

       (In millions, except per         Nine Months ended
             share data)                    June 30,
                                            --------
                                     2008            2007
                                     ----            ----
      Net sales                     $444.1           363.7
      Net earnings from
      continuing operations         $ 26.8            19.3
                                    ======            ====

      Net earnings per share
           Basic                    $ 1.04            0.74
                                    ======            ====
           Diluted                  $ 1.02            0.73
                                    ======            ====


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

                                Three Months Ended      Nine Months Ended
                                      June 30,               June 30,
                                      --------               --------

                                  2008       2007        2008        2007
                                  ----       ----        ----        ----

     Weighted Average Shares
     Outstanding - Basic         25,977     25,941      25,862      25,904

     Dilutive Options and
     Restricted Shares              425        552         428         578
                                    ---        ---         ---         ---


     Adjusted Shares- Diluted    26,402     26,493      26,290      26,482
                                 ======     ======      ======      ======



     Options to purchase 265,672 shares of common stock at prices ranging from $43.71 - $54.88 and options to purchase 529,879 shares of common stock at prices ranging from $42.99 - $54.88 were outstanding during the three month periods ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2013. Approximately 38,000 and 19,000 restricted shares were excluded from the computation of diluted EPS based upon the application of the treasury stock method for the three-month period ended June 30, 2008 and 2007, respectively.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine-month period ended June 30, 2008: expected dividend yield of 0%; expected volatility of 34.8%; risk-free interest rate of 2.9%; and expected term of 3.8 years. Pre-tax compensation expense related to the stock option awards was $0.5 million and $1.7 million for the three and nine-month periods ended June 30, 2008, respectively, and $0.7 million and $1.9 million for the respective prior year periods.

     Information regarding stock options awarded under the option plans is as follows:


                                                   Aggregate   Weighted-Average
                                       Weighted    Intrinsic       Remaining
                                          Avg.       Value        Contractual
                              Shares     Price    (in millions)      Life
                              ------     -----    -------------      ----


     Outstanding at
       October 1, 2007     1,558,941    $30.35
     Granted                  16,000    $35.82
     Exercised              (239,309)   $23.89      $  4.4
     Cancelled              (128,146)   $41.91
                            --------    ------
     Outstanding at
       June 30, 2008       1,207,486    $30.48      $ 20.1         2.5 years
            === ====       =========    ======      ======

     Exercisable at
       June 30, 2008         939,608    $26.36      $ 19.5
                             =======    ======      ======

     The weighted-average grant-date fair value of options granted during the nine-month periods ended June 30, 2008 and 2007 was $10.98 and $12.25, respectively.

     Performance-accelerated Restricted Share Awards
     The performance-accelerated restricted shares (restricted shares) vest over five years with accelerated vesting if certain performance targets are achieved. In these cases, if it is probable that the performance condition will be met, the Company recognizes compensation cost on a straight-line basis over the shorter performance period; otherwise, it will recognize compensation cost over the longer service period. Compensation cost for the majority of the outstanding restricted share awards is being recognized over the longer performance period as it is not probable the performance condition will be met. The restricted share award grants were valued at the stock price on the date of grant. Pre-tax compensation expense related to the restricted share awards was $0.2 million and $1.1 million for the three and nine-month periods ended June 30, 2008, respectively, and $0.2 million and $1.2 million for the respective prior year periods.

     The following summary presents information regarding outstanding restricted share awards as of June 30, 2008 and changes during the nine-month period then ended:


                                                                  Weighted
                                                   Shares        Avg. Price
                                                   ------        ----------

     Nonvested at October 1, 2007                 164,060          $41.77
     Granted                                       94,335         $37.08
     Vested                                       (44,500)        $34.80
     Cancelled                                     (8,000)        $41.74
                                                   ------         ------
     Nonvested at June 30, 2008                   205,895         $41.13
                                                  =======         ======


     Non-Employee Directors Plan
     Pursuant to the non-employee directors compensation plan, each non-employee director receives a retainer of 800 common shares per quarter. Pre-tax compensation expense related to the non-employee director grants was $0.2 million and $0.5 million for the three and nine-month periods ended June 30, 2008, respectively, and $0.2 million and $0.6 million for the respective prior year periods.

     The total share-based compensation cost that has been recognized in results of operations and included within SG&A was $0.9 million and $3.2 million for the three and nine-month periods ended June 30, 2008, respectively, and $1.1 million and $3.8 million for the three and nine-month periods ended June 30, 2007. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.2 million and $0.8 million for the three and nine-month periods ended June 30, 2008, respectively, and $0.3 million and $1,0 million for the three and nine-month periods ended June 30, 2007. As of June 30, 2008, there was $10.3 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.6 years.

6.   INVENTORIES
     Inventories from continuing operations consist of the following (in thousands):

                                                      June 30,     September 30,
                                                        2008            2007
                                                        ----            ----

     Finished goods                                    $  18,429        17,652
     Work in process, including long- term                17,751        13,532
     contracts
     Raw materials                                        34,858        24,701
                                                          ------        ------
          Total inventories                            $  71,038        55,885
                                                       =========        ======



7.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended June 30, 2008 and 2007 was $14.9 million and $9.8 million, respectively. Comprehensive income for the nine-month periods ended June 30, 2008 and 2007 was $23.1 million and $19.6 million, respectively. For the nine-month period ended June 30, 2008, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of $1.9 million and negatively impacted by interest rate swaps of $1.0 million. For the nine-month period ended June 30, 2007, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of $2.5 million.

8.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in three segments: Utility Solutions Group (formerly the Communications segment), Test and Filtration/Fluid Flow (Filtration). As a result of the acquisition of Doble in November 2007, the Company changed the name of the Communications segment to the Utility Solutions Group segment. The renaming of this segment more accurately describes the segment's operating activities and strategically aligns the respective operating entities to focus on a single goal of satisfying the expanding AMI, Smart Grid, and other operational requirements of electric, gas and water utilities worldwide. The change in segment name was made in conjunction with the
     Company's strategic integration and rebranding of its AMI related technologies under the brand name Aclara, and renaming the businesses as follows: Distribution Control Systems, Inc. renamed Aclara Power-Line Systems Inc.; Hexagram, Inc. renamed Aclara RF Systems Inc.; and Nexus Energy Software, Inc. renamed Aclara Software Inc. In addition to the AMI businesses operating under the Aclara brand, the Utility Solutions Group also includes Comtrak Technologies, L.L.C. (Comtrak) and Doble. Doble provides high-end, diagnostic test solutions for the electric power delivery industry.

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


            (In thousands)        Three Months ended          Nine Months ended
                                        June 30,                   June 30,
                                        --------                   --------

      NET SALES                     2008       2007           2008       2007
      ---------                     ----       ----           ----       ----
      Utility Solutions Group    $ 93,653     53,943        247,533    133,203
      Test                         33,039     34,583         98,599     96,678
      Filtration                   30,977     26,839         81,653     74,931
                                   ------     ------         ------     ------
          Consolidated totals    $157,669    115,365        427,785    304,812
                                 ========    =======        =======    =======


      EBIT
      ----
      Utility Solutions Group    $ 17,666      8,564         41,540     11,891
      Test                          2,794      2,042          7,526      8,246
      Filtration                    5,216      5,509         13,778     12,710
      Corporate                    (5,482)    (4,430)       (15,709)   (13,872)
                                   ------     ------        -------    -------
      Consolidated EBIT            20,194     11,685         47,135     18,975
      Add: Interest
      (expense)/income             (2,589)       131         (7,135)       628
                                   ------        ---         ------        ---
      Earnings before income
      taxes                      $ 17,605     11,816         40,000     19,603
                                 ========     ======         ======     ======

      IDENTIFIABLE ASSETS
      Utility Solutions Group    $201,616    147,248
      Test                         74,058     63,077
      Filtration                   59,114     59,769
      Reconciliation to
      consolidated totals
      (Corporate assets)          556,817    283,694
                                  -------    -------
      Consolidated totals        $891,605    553,788
                                 ========    =======

9.   DEBT

     The Company's debt is summarized as follows:

      (In thousands)                                  June 30,     September 30,
                                                        2008            2007
                                                        ----            ----
     Revolving credit facility,
     including current portion                       $230,474              -
     Current portion of long-term debt                (30,474)             -
                                                      -------
     Total long-term debt, less current portion      $200,000              -
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

     At June 30, 2008, the Company had approximately $97.7 million available to borrow under the credit facility in addition to $22.8 million cash on hand. At June 30, 2008, the Company had $230 million of outstanding borrowings under the credit facility and outstanding letters of credit of $2.3 million. The Company classified $30.5 million as current portion on long-term debt as of June 30, 2008, as the Company intends to repay this amount within the next twelve months.

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

10.  INCOME TAX EXPENSE

     The third quarter of 2008 effective income tax rate for continuing operations was 24.4% compared to 33.3% in the third quarter of 2007. The effective income tax rate from continuing operations in the first nine months of 2008 was 31.8% compared to 21.0% in the prior period. The decrease in the third quarter effective tax rate in 2008 as compared to the prior year was due to a $1.6 million export incentive and a $0.6 million research tax credit which favorably impacted the 2008 third quarter effective tax rate by 8.9% and 3.5%, respectively. Management determined the $1.6 million export incentive is not material to the prior years (2001
     - 2006) to which it relates. The third quarter 2007 income tax expense was impacted by the resolution of certain tax exposure items of $0.7 million, reducing the 2007 third quarter effective income tax rate by 5.6%.

     The increase in the effective income tax rate in the first nine months of 2008 as compared to the prior year period was due to the favorable impact of research tax credit and the resolution of certain tax exposure items in 2007. The first nine months of 2008 was impacted by a $1.6 million export incentive and a $0.6 million research tax credit which favorably impacted the effective income tax rate in the first nine months of 2008 by 3.9% and 1.6%, respectively. The income tax expense in the first nine months of 2007 was favorably impacted by: $3.1 million, net, research tax credits; and a resolution of certain tax exposure items of $0.7 million, reducing the rate for the first nine months of 2007 by 16.0% and 3.4%, respectively. The Company estimates the fiscal 2008 tax rate to be approximately 34%, excluding the effect of discontinued operations.

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

     The principal jurisdictions for which the Company files income tax returns are U.S. federal and the various city, state, and international locations where the Company has operations. Due to the Company's available net operating loss, the 1995 through 2007 U.S. federal tax years remain subject to income tax examinations. The Internal Revenue Service (IRS) will commence examination of the Company's U.S. Federal income tax return for the period ended September 30, 2006 in the fourth quarter of 2008. Various state tax years from 2003 through 2007 remain subject to income tax examinations. The Company is subject to income tax in many jurisdictions outside the United States, none of which are individually material to the Company's financial position, statement of cash flows, or results of operations.

11.  GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill attributable to each business segment from continuing operations for the nine-month period ended June 30, 2008 are presented in the table below.


                                 Utility
     (In millions)              Solutions
                                  Group     Filtration        Test        Total
                                  -----     ----------        ----        -----

     Balance as of
     September 30, 2007          $ 75.4       20.3            29.1        124.8
     Acquisitions                 195.1          -             0.4        195.5
                                  -----                        ---        -----
     Balance as of
     June 30, 2008               $270.5       20.3            29.5        320.3
                                 ======       ====            ====        =====



     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

                                  June 30, 2008            September 30, 2007
                            ----------------------     ------------------------
                             Gross                     Gross
                            Carrying   Accum          Carrying   Accum
                              Amt      Amort   Net      Amt      Amort      Net
                              ---      -----   ---      ---      -----      ---
Amortized intangible
assets:
   Customer relationships   $ 52.5    $  1.5  $ 51.0    $  0.0   $  0.0   $  0.0
   Capitalized software     $ 89.4    $ 23.6  $ 65.8    $ 79.0   $ 13.6   $ 65.4
   Patents & other          $ 23.5    $ 18.9  $  4.6    $ 23.3   $ 17.6   $  5.7

Unamortized intangible
assets:
   Trade Names              $115.8    $  0.0  $115.8    $  3.5   $  0.0   $  3.5
                            ------    ------  ------    ------   ------   ------

Total other intangible
assets                      $281.2    $ 44.0  $237.2    $105.8   $ 31.2   $ 74.6
                            ======    ======  ======    ======   ======   ======

     Amortization of intangible assets for the three and nine-month periods ended June 30, 2008 was $4.6 million and $12.8 million, respectively. During the three and nine-month periods ended June 30, 2008, the Company recorded $2.9 million and $8.1 million, respectively, of amortization related to Aclara Power-Line Systems TWACS NG software. Amortization of intangible assets for fiscal years 2008 through 2012 is estimated at approximately $17 million to $22 million per year. The increase in intangible asset amortization in future years is related to the TWACS NG software.


12.  RETIREMENT PLANS

     A summary of net periodic benefit expense for the Company's defined benefit plans for the three and nine-month periods ended June 30, 2008 and 2007 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

                                   Three Months Ended     Nine Months Ended
                                        June 30,               June 30,
                                        --------               --------
     (In thousands)                 2008       2007        2008        2007
                                    ----       ----        ----        ----
     Defined benefit plans
       Interest cost                $713        688        2,138       2,063
       Expected return on assets    (738)      (700)      (2,213)     (2,100)

       Amortization of:
             Prior service cost        4          2           11           7
             Actuarial loss           86         85          259         255
                                      --         --          ---         ---
     Net periodic benefit cost      $ 65         75          195         225
                                    ====         ==          ===         ===


13.  DERIVATIVE FINANCIAL INSTRUMENTS

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the first quarter of 2008, the Company entered into a two-year amortizing interest rate swap to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. The swap notional amount for the first year is $175 million amortizing to $100 million in the second year. All derivative instruments are reported on the balance sheet at fair value. The derivative instrument is designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. Including the impact of interest rate swaps outstanding, the interest rates on approximately 75% of the Company's total borrowings were effectively fixed as of June 30, 2008.

     The following is a summary of the notional transaction amounts and fair values for the Company's outstanding derivative financial instruments by risk category and instrument type, as of June 30, 2008.

                                             Average
                                  Notional   Receive    Average
     (In thousands)               Amount     Rate       Pay Rate    Fair Value
                                  ------     ----       --------    ----------

       Interest rate swaps      $175,000     2.68%       3.99%      ($1,625)

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

The following discussion refers to the Company's results from continuing operations, except where noted. The Filtertek businesses (excluding TekPackaging) are accounted for as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Filtertek businesses are reflected as discontinued operations in the financial statements and related notes for all periods shown. References to the third quarters of 2008 and 2007 represent the fiscal quarters ended June 30, 2008 and 2007, respectively.

NET SALES

Net sales increased $42.3 million, or 36.7%, to $157.7 million for the third quarter of 2008 from $115.4 million for the third quarter of 2007 mainly due to the current year acquisition of Doble. Net sales increased $123.0 million, or 40.4% to $427.8 million for the first nine months of 2008 from $304.8 million for the first nine months of 2007. Net sales increased across all segments in the first nine months of 2008 compared to the prior year period, with the most significant increase in the Utility Solutions Group segment of $114.3 million due primarily to an increase in sales volume from the Aclara group and the Doble acquisition.


-Utility Solutions Group

Net sales increased $39.7 million, or 73.7%, to $93.7 million for the third quarter of 2008 from $53.9 million for the third quarter of 2007. Net sales increased $114.3 million, or 85.8%, to $247.5 million for the first nine months of 2008 from $133.2 million in the prior year period. The sales increase in the third quarter of 2008 as compared to the prior year quarter was due to: an increase of $20.9 million of sales from Doble; a $17.8 million increase in sales from Aclara RF Systems Inc. primarily due to higher gas AMI deliveries at PG&E a $5.8 million increase in sales from Comtrak due to higher shipments to ADT; partially offset by a $5.0 million decrease in sales at Aclara Power-Line Systems driven mainly by lower sales to the investor-owned utility (IOU) market. The sales increase in the first nine months of 2008 as compared to the prior year period was due to: a $59.0 million increase in sales from the Aclara group; $52.0 million of sales from Doble; and a $3.3 million increase in sales from Comtrak due to the timing of product deliveries.

The increase in sales of $59.0 million from the Aclara Group for the first nine months of 2008 as compared to the prior year period was mainly due to: a $33.9 million increase in net sales from Aclara RF Systems Inc. mainly due to a $33.5 million increase in shipments to PG&E for the gas AMI deployment; and a $24.9 million increase in sales from Aclara Power-Line Systems Inc. mainly due to: a $23.0 million increase in sales to PG&E for the electric AMI deployment (of which $20.5 million represented the cumulative effect of the hardware shipments to date as TWACS NG 3.0 was delivered to PG&E in December 2007), an $11.8 million increase in sales to the Puerto Rico Electric Power Authority (PREPA), a $4.5 million increase in sales to other COOP and Municipal customers, partially offset by a $14.3 million decrease in sales to IOU customers.

-Test

For the third quarter of 2008, net sales of $33.0 million were $1.6 million, or 4.5% lower than the $34.6 million of net sales recorded in the third quarter of 2007. Net sales increased $1.9 million, or 2.0%, to $98.6 million for the first nine months of 2008 from $96.7 million for the first nine months of 2007. The sales decrease in the third quarter of 2008 as compared to the prior year quarter was mainly due to: a $3.0 million decrease in net sales from the segment's U.S. operations driven by the timing of domestic chamber deliveries; partially offset by a $1.0 million increase in net sales from the segment's European operations driven by favorable foreign currency values. The sales increase for the first nine months of 2008 compared to the prior year period was due to: a $3.3 million increase in net sales from the segment's European operations driven by favorable foreign currency values and the delivery of test chambers; partially offset by a $2.0 million decrease in net sales from the segment's U.S. operations due to the timing of test chamber sales and sales of components.

-Filtration

Net sales increased $4.1 million, or 15.2%, to $31.0 million for the third quarter of 2008 from $26.9 million of net sales for the third quarter of 2007. Net sales increased $6.8 million, or 9.0%, to $81.7 million for the first nine months of 2008 from $74.9 million in the prior year period. The sales increase during the fiscal quarter ended June 30, 2008 as compared to the prior year quarter was mainly due to: a $2.1 million increase in sales at VACCO driven by higher space product shipments and a $1.2 million increase in sales at TekPackaging LLC. The sales increase in the first nine months of 2008 as compared to the prior year period was mainly due to a $3.7 million increase in commercial aerospace shipments at PTI and a $2.3 million increase in sales at VACCO driven by higher space product shipments.

ORDERS AND BACKLOG

Backlog from continuing operations was $283.3 million at June 30, 2008 compared with $257.6 million at September 30, 2007. The Company received new orders totaling $159.1 million in the third quarter of 2008 compared to $122.9 million in the prior year quarter. New orders of $96.4 million were received in the third quarter of 2008 related to Utility Solutions Group products (including $7.0 million of Doble related backlog), $34.1 million related to Test products, and $28.6 million related to Filtration products.

The Company received new orders totaling $453.5 million in the first nine months of 2008 compared to $360.1 million in the prior year period. New orders of $263.3 million were received in the first nine months of 2008 related to Utility Solutions Group products (including $7.0 million of Doble related backlog), $100.0 million related to Test products, and $90.2 million related to Filtration products. New orders of $167.9 million were received in the first nine months of 2007 related to Utility Solutions Group products, $106.4 million related to Test products, and $85.8 million related to Filtration products.

In December 2007, the Company signed a contract with PREPA for a total value expected to be $27.0 million for the purchase of Aclara Power-Line Systems meter modules and associated substation equipment to be released through the placement of purchase orders over the next two-and-a-half years. During the first nine months of 2008, the Company recorded $24.8 million in entered orders related to this contract.

On May 21, 2008, the Company announced that PTI Technologies Inc. was awarded a contract to provide hydraulic system components for use on the new Airbus A350 Xtra Wide Body (XWB) aircraft. Production units are expected to be available for delivery in 2012 and, once the A350XWB is in full production, annual revenue from this contract is expected to be approximately $10 million to $15 million, with total potential revenues exceeding $150 million over the production phase of the program.

On July 14, 2008, the Company announced that its Aclara Power-Line Systems Inc. TWACS AMI solution had been selected by Idaho Power (IPC) for its entire electric service territory. The total value of purchase orders anticipated to be issued under this contract are approximately $25 million and the system is expected to be deployed over a three-year period beginning in early fiscal 2009.

On July 23, 2008, the Company announced that the City of New York's Department of Environmental Protection had selected and formally contracted with Aclara RF Systems Inc. to provide its AMI solution for the city's entire water service territory. The total value of purchase orders anticipated to be issued under this contract is approximately $68.3 million and the system is expected to be deployed over a three-year period with the initial orders expected during the fourth quarter of fiscal 2008.

See "CAPITAL RESOURCES AND LIQUIDITY - Pacific Gas & Electric" below for a discussion of PG&E contracts. The Company received orders totaling $31.0 million and $77.5 million from PG&E under these agreements during the three and nine-month periods ended June 30, 2008, respectively. Included in the $31.0 million of orders received from PG&E during the third quarter of 2008 was a $4.7 million order from PG&E for 100,000 Aclara RF System electric devices. Subsequent to June 30, 2008, the Company received an additional $7.8 million of orders from PG&E for 137,000 Aclara RF gas devices.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $4.6 million and $12.8 million for the three and nine-month periods ended June 30, 2008, respectively, compared to $2.7 million and $7.6 million for the respective prior year periods. Amortization of intangible assets for the three and nine-month periods ended June 30, 2008 included $1.1 million and $3.0 million, respectively, of amortization of acquired intangible assets related to recent acquisitions compared to $0.5 million and $1.7 million for the respective prior year periods. The amortization of these acquired intangible assets are included in Corporate's operating results, see "EBIT - Corporate". The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses). During the three and nine-month periods ended June 30, 2008, the Company recorded $2.9 million and $8.1 million, respectively, of amortization related to Aclara Power-Line Systems TWACS NG software compared to $1.8 million and $4.5 million for the respective prior year periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of 2008 were $38.8 million (24.6% of net sales), compared with $27.9 million (24.2% of net sales) for the prior year quarter. For the first nine months of 2008, SG&A expenses were $111.9 million (26.2% of net sales) compared with $83.1 million (27.3% of net sales) for the prior year period. The increase in SG&A spending in the fiscal quarter ended June 30, 2008 as compared to the prior year quarter was primarily due to: $7.0 million of SG&A expenses related to Doble and a $3.1 million increase in SG&A related to the Aclara Group mainly due to an increase in sales, marketing, and engineering headcount. The increase in SG&A spending in the first nine months of 2008 as compared to the prior year period was primarily due to $16.7 million of SG&A expenses related to Doble, and a $10.0 million increase in SG&A related to the Aclara Group for the reasons mentioned above.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $20.2 million (12.8% of net sales) for the third quarter of 2008 and $11.7 million (10.1% of net sales) for the third quarter of 2007. For the first nine months of 2008, EBIT was $47.1 million (11.0% of net sales) and $19.0 million (6.2% of net sales) for the first nine months of 2007. The increase in EBIT for the third quarter of 2008 and first nine months of 2008 as compared to the prior year periods is primarily due to the increase in margins in the Utility Solutions Group segment including the acquisition of Doble.

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

                            Three Months ended               Nine Months ended
(In thousands)                    June 30,                        June 30,
                                  --------                        --------

                            2008           2007              2008       2007
                            ----           ----              ----       ----
Consolidated EBIT           $20,194         11,685            47,135     18,975
Less: Interest (expense),
net                          (2,589)             -            (7,135)         -
Add: interest income, net         -            131                 -        628
Less: Income tax expense     (4,297)        (3,937)          (12,705)    (4,122)
                             ------         ------           -------     ------
Net earnings from
continuing operations       $13,308          7,879            27,295     15,481
                            =======          =====            ======     ======

-Utility Solutions Group

EBIT in the third quarter of 2008 was $17.7 million (18.9% of net sales) compared to $8.6 million (15.9% of net sales) in the prior year quarter. For the first nine months of 2008, EBIT was $41.5 million (16.8% of net sales) compared to $11.9 million (8.9% of net sales) in the prior year period. The $9.1 million increase in EBIT in the third quarter of 2008 as compared to the prior year quarter was due to: the EBIT contribution from Doble; an increase in EBIT from the Aclara Group and Comtrak related to the increased sales volumes. The $29.6 million increase in EBIT for the first nine months of 2008 compared to the prior year period was due to: the EBIT contribution from Doble; and an increase in EBIT from the Aclara Group related to the increased sales volumes (of which approximately $9 million related to the recognition of deferred revenue for PG&E from Aclara Power-Line Systems).

-Test

EBIT in the third quarter of 2008 was $2.8 million (8.5% of net sales) as compared to $2.0 million (5.9% of net sales) in the prior year quarter. For the first nine months of 2008, EBIT was $7.5 million (7.6% of net sales) as compared to $8.2 million (8.5% of net sales) in the prior year period. EBIT increased $0.8 million as compared to the prior year quarter mainly due to changes in product mix and an increase in EBIT from the segment's European operations related to the increased sales volumes. EBIT decreased $0.7 million as compared to the prior year nine-month period primarily due to $0.9 million of non-recurring costs associated with the facility consolidation in Austin, Texas that was completed in January 2008.

-Filtration

EBIT was $5.2 million (16.8% of net sales) and $5.5 million (20.5% of net sales) in the third quarters of 2008 and 2007, respectively, and $13.8 million (16.9% of net sales) and $12.7 million (17.0% of net sales) in the first nine months of 2008 and 2007, respectively. For the third quarter of 2008 as compared to the prior year quarter, EBIT decreased $0.3 million due to slight decreases at PTI and VACCO due to changes in product mix. For the first nine months of 2008 as compared to the prior year period, EBIT increased $1.1 million primarily due to: an increase at PTI due to higher commercial aerospace shipments; an increase at TekPackaging LLC; partially offset by a decrease at VACCO due to changes in product mix.

-Corporate

Corporate costs included in EBIT were $5.5 million and $15.7 million for the three and nine-month periods ended June 30, 2008, respectively, compared to $4.4 million and $13.9 million for the respective prior year periods. The increase in Corporate costs in the first nine months of 2008 as compared to the prior year period was primarily due to a $1.3 million increase in amortization expense related to acquired intangible assets recorded at Corporate and a $0.6 million decrease in royalty income. In the first nine months of 2008, Corporate costs included $3.2 million of pre-tax stock compensation expense and $3.0 million of pre-tax amortization of acquired intangible assets.

INTEREST EXPENSE (INCOME), NET

Interest expense was $2.6 million for the third quarter of 2008 compared to interest income of $0.1 million in the prior year quarter. For the first nine months of 2008, interest expense was $7.1 million compared to interest income of $0.6 million in the prior year period. The increase in interest expense in the third quarter of 2008 and the first nine months of 2008 as compared to the prior year periods is due to the outstanding borrowings under the revolving credit facility related to the Doble acquisition.

INCOME TAX EXPENSE

The third quarter of 2008 effective income tax rate for continuing operations was 24.4% compared to 33.3% in the third quarter of 2007. The effective income tax rate from continuing operations in the first nine months of 2008 was 31.8% compared to 21.0% in the prior year period. The decrease in the third quarter effective tax rate in 2008 as compared to the prior year period was due to a $1.6 million export incentive and a $0.6 million research tax credit which favorably impacted the 2008 third quarter effective tax rate by 8.9% and 3.5%, respectively. The third quarter 2007 income tax expense was impacted by the resolution of certain tax exposure items of $0.7 million, reducing the 2007 third quarter effective income tax rate by 5.6%.

The increase in the effective income tax rate in the first nine months of 2008 as compared to the prior year period was due to the favorable impact of research tax credit and the resolution of certain tax exposure items in 2007. The first nine months of 2008 was impacted by a $1.6 million export incentive and a $0.6 million research tax credit which favorably impacted the effective income tax rate in the first nine months of 2008 by 3.9% and 1.6%, respectively. The income tax expense in the first nine months of 2007 was favorably impacted by: $3.1 million, net, research tax credits; and a resolution of certain tax exposure items of $0.7 million, reducing the rate for the first nine months of 2007 by 16.0% and 3.4%, respectively. The Company estimates the fiscal 2008 tax rate to be approximately 34%, excluding the effect of discontinued operations.

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

CAPITAL RESOURCES AND LIQUIDITY

Working capital from continuing operations (current assets less current liabilities) decreased to $110.5 million at June 30, 2008 from $122.5 million at September 30, 2007. Accounts receivable increased by $28.6 million and inventories increased by $15.2 million in the first nine months of 2008 primarily related to acquisition of Doble.

Net cash provided by operating activities from continuing operations was $51.2 million and $20.5 million for the nine-month periods ended June 30, 2008 and 2007, respectively. The increase is mainly due to a decrease in operating working capital requirements.

Capital expenditures from continuing operations were $12.6 million and $8.3 million in the first nine months of fiscal 2008 and 2007, respectively. The increase in the first nine months of 2008 as compared to the prior year period included approximately $2.7 million for the ETS Austin facility expansion.

At June 30, 2008, intangible assets, net, of $237.2 million included $65.8 million of capitalized software. Approximately $56.1 million of the capitalized software balance represents software development costs on the TWACS NG software within the Utility Solutions Group segment to further penetrate the IOU market. This software is being deployed to efficiently handle the additional levels of communications dictated by the size of the utility service territories and the frequency of meter reads that are required under time-of-use or critical peak pricing scenarios to meet the requirements of large IOUs. Amortization expense of TWACS NG software is on a straight-line basis over seven years and began in March 2006. The Company recorded $2.9 million and $8.1 million in amortization expense related to TWACS NG in the third quarter of 2008 and in the first nine months of 2008, respectively.

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

Acquisition

On November 30, 2007, the Company acquired the capital stock of Doble for a purchase price of approximately $328 million, net of cash acquired. Doble, headquartered in Watertown, Massachusetts, is a worldwide leader in providing high-end diagnostic test solutions for the electric utility industry. The acquisition aligns with the Company's long-term growth strategy of expanding its products and services in the utility industry. The acquisition was funded by a combination of the Company's existing cash, including the proceeds from the partial divestiture of Filtertek, and borrowings under a new $330 million credit facility led by National City Bank. Doble's annual revenue for the trailing twelve months ended September 30, 2007 was approximately $80 million. The operating results for Doble, since the date of acquisition, are included within the Utility Solutions Group segment. The Company recorded $192.6 million of goodwill and $112.3 million of trade names as a result of the transaction. The Company also recorded $56.3 million of identifiable intangible assets consisting primarily of customer relationships and software/databases which will be amortized on a straight-line basis over periods ranging from five years to twenty years.

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

At June 30, 2008, the Company had approximately $97.7 million available to borrow under the credit facility in addition to $22.8 million cash on hand. At June 30, 2008, the Company had $230 million of outstanding borrowings under the credit facility and outstanding letters of credit of $2.3 million. The Company classified $30.5 million as the current portion on long-term debt as of June 30, 2008, as the Company intends to repay this amount within the next twelve months. Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

Pacific Gas & Electric

Aclara Power-Line Systems Inc. (formerly known as Distribution Control Systems Inc.) delivered the final software version (TWACS NG 3.0) to PG&E in December 2007 and, as a result, recognized deferred revenue of $20.5 million during the first quarter of 2008. The parties continue to negotiate an amendment to the current contract to conform to the parties' performance. Testing of Aclara RF Systems Inc.'s (formerly known as Hexagram Inc.) RF electric solution by PG&E began in the fiscal fourth quarter of 2007 and continues. During the first nine months of 2008, the Company received $8.8 million of orders from PG&E for 188,000 Aclara RF System electric devices. PG&E has not yet announced what changes, if any, will be made to its AMI project plan, and therefore, the Company continues to be unable to estimate the timing or value of orders that may be received under the Company's PG&E contracts. The Company has been in ongoing negotiations with PG&E related to a further deployment of its Aclara RF electric AMI product. Additionally, the Company is in negotiations with PG&E related to its existing power-line systems (PLS) contract to amend and redefine the remaining financial and performance obligations of both parties. Refer to "Pacific Gas & Electric" in "Management's Discussion and Analysis" appearing in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for further discussion about the Company's contracts with PG&E.

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


FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include, but are not limited to, those relating to the estimates or projections made in connection with the Company's accounting policies, timing and amount of repayment of debt, annual effective tax rate, the reduction in the amount of unrecognized tax benefits over the next twelve months, the impact of SFAS 157 and SFAS 161, outcome of current claims and litigation, future cash flow, capital requirements and operational needs for the foreseeable future, and the ultimate values and timing of revenues under the Company's PREPA, A350XWB, Idaho Power and City of New York contracts. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: the risk factors described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007, and in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2008, actions by PG&E's Board of Directors and PG&E's management impacting PG&E's AMI projects, changes to PG&E's AMI project plan resulting from the evaluation of other AMI vendor technologies or other factors; the timing and terms of the proposed amendment to the current PG&E power-line system contract, the Company's successful performance under the PG&E contracts and other large AMI contracts; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; material changes in the costs of certain raw materials including steel and copper; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company's successful execution of internal operating plans and integration of newly acquired businesses.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the first quarter of 2008, the Company entered into a two-year amortizing interest rate swap to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. The swap notional amount for the first year is $175 million amortizing to $100 million in the second year. All derivative instruments are reported on the balance sheet at fair value. The derivative instrument is designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. Including the impact of interest rate swaps outstanding, the interest rates on approximately 75% of the Company's total borrowings were effectively fixed as of June 30, 2008.

The following is a summary of the notional transaction amounts and fair values for the Company's outstanding derivative financial instruments by risk category and instrument type, as of June 30, 2008.

                                             Average
                                  Notional   Receive    Average
     (In thousands)               Amount     Rate       Pay Rate    Fair Value
                                  ------     ----       --------    ----------

     Interest rate swaps           $175,000  2.68%        3.99%       ($1,625)

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2008, the Company's Board of Directors authorized an open market common stock repurchase program of the Company's shares in a value not to exceed $30 million, subject to market conditions and other factors, which covers the period through September 30, 2009. There were no stock repurchases during the three-month period ended June 30, 2008.


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


        31.1      Certification of Chief
                  Executive Officer
                  relating to Form 10-Q
                  for period ended June
                  30, 2008

        31.2      Certification of Chief
                  Financial Officer
                  relating to Form 10-Q
                  for period ended June
                  30, 2008

         32       Certification of Chief
                  Executive Officer and
                  Chief Financial
                  Officer relating to
                  Form 10-Q for period
                  ended June 30, 2008





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





Dated:   August 8, 2008