Form 10-K
period 2008-09-30
ESCO TECHNOLOGIES INC
filed 2008-12-01
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of trading on March 31, 2008: $1,012,607,897*.

*	For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.
Number of shares of Common Stock outstanding at November 25, 2008: 26,113,797.
DOCUMENTS INCORPORATED BY REFERENCE:
1.	Portions of the registrant’s Annual Report to Stockholders for fiscal year ended September 30, 2008 (the “2008 Annual Report”) (Parts I and II).

2.	Portions of the registrant’s Proxy Statement dated December 18, 2008 (the “2009 Proxy Statement”) (Part III).

ESCO TECHNOLOGIES INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

i

ii

PART I
Item 1. Business
THE COMPANY
     ESCO Technologies Inc. (“ESCO”) is a producer of engineered products and systems sold to customers worldwide, primarily for utility, industrial and commercial applications. ESCO operates in three operating segments which, together with the operating subsidiaries within each segment, are as follows:
Utility Solutions Group (“Utility Solutions”):
Aclara Power-Line Systems Inc. (“Aclara PLS”)
Aclara RF Systems Inc. (“Aclara RF”)
Aclara Software Inc.
Distribution Control Systems Caribe, Inc.
Doble Engineering Company
Doble TransiNor AS
Doble PowerTest Limited
LDIC GmbH
LDIC AG
Comtrak Technologies, L.L.C. (“Comtrak”)
RF Shielding and Test (“Test”):
ETS-Lindgren L.P.
Lindgren RF Enclosures, Inc.
ETS-Lindgren OY
ETS-Lindgren Limited
Beijing Lindgren ElectronMagnetic Technology Co., Ltd.
ETS-Lindgren Japan, Inc.
Filtration/Fluid Flow (“Filtration”):
PTI Technologies Inc. (“PTI”)
VACCO Industries (“VACCO”)
TekPackaging LLC
     In conjunction with the acquisition of Doble in November 2007, the Company changed the name of the Communications segment to the Utility Solutions Group segment, and renamed its advanced metering infrastructure (“AMI”) businesses as follows: Distribution Control Systems, Inc. was renamed Aclara Power-Line Systems, Inc; Hexagram, Inc. was renamed Aclara RF Systems Inc.; and Nexus Energy Software, Inc. was renamed Aclara Software Inc.
     The Aclara entities listed above are hereinafter sometimes collectively referred to as “Aclara”. The Doble entities listed above are hereinafter collectively referred to as “Doble”. All of the Test segment entities listed above are hereinafter collectively referred to as “ETS-Lindgren”. The LDIC entities listed above are hereinafter collectively referred to as “LDIC”.
     The above operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below, and are subsidiaries of ESCO Technologies Holding Inc., a wholly-owned direct subsidiary of ESCO. ESCO and its direct and indirect subsidiaries are hereinafter referred to collectively as the “Company”. The Company’s businesses are subject to a number of risks and uncertainties, including without limitation those discussed in Item 1A below. See also “Management’s Discussion and Analysis” appearing in the 2008 Annual Report, which is herein incorporated by reference, and “Forward-Looking Information” below.
     On November 30, 2007, the Company acquired the capital stock of Doble for a purchase price of approximately $328 million, net of cash acquired. Doble, headquartered in Watertown, Massachusetts, is a worldwide supplier of high-end diagnostic test equipment and services for the electric utility industry, with annual revenues of approximately $75 million.

     On July 31, 2008, the Company acquired the capital stock of LDIC for a purchase price of approximately $13 million, net of cash acquired. LDIC, with operations in Germany and Switzerland, is a manufacturer of partial discharge diagnostic testing instruments and systems serving the international electric utility industry, with annual revenues of approximately $10 million. From an operations perspective, LDIC reports into the Doble organization.
DISCONTINUED OPERATIONS
     On November 25, 2007, the Company completed the sale of its Filtertek businesses (excluding the former TekPackaging division, now operating as TekPackaging LLC) to Illinois Tool Works Inc. for $74.4 million, net. The Filtertek businesses are accounted for as discontinued operations in the Consolidated Financial Statements in the 2008 Annual Report in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     The following sections of this Item 1 refer to the Company’s continuing operations, except where noted. Accordingly, dollar amounts and percentages presented below in this Item 1 for all periods reflect continuing operations by excluding the Filtertek businesses. See Note 2 of the Notes to Consolidated Financial Statements in the 2008 Annual Report, which Note is herein incorporated by reference.
PRODUCTS
     The Company’s products are described below. See Note 15 of the Notes to Consolidated Financial Statements in the 2008 Annual Report for financial information regarding segments, which Note is herein incorporated by reference.
UTILITY SOLUTIONS
     The Utility Solutions segment accounted for approximately 58%, 44% and 41% of the Company’s total revenue in fiscal years 2008, 2007 and 2006, respectively.
     Aclara PLS is a leading manufacturer of two-way power line communication systems for the electric utility industry (the “TWACS® systems”), which are composed of equipment (primarily meter modules and equipment for central stations and substations), software and support services. The Company, in fiscal 2008, completed the development of its TWACS NG™ software and released it for commercial use. The TWACS systems provide electric utilities with a proprietary communication technology for automatic meter reading, load control, interval data, outage assessment/restoration monitoring, remote service disconnect/connect, time-of-use data for critical peak pricing, tamper/theft detection and pre-paid metering. Revenue from the TWACS systems, which may be considered a class of similar products, accounted for approximately 25%, 29% and 32% of the Company’s total revenue in fiscal years 2008, 2007 and 2006, respectively. In November 2005, Aclara PLS entered into a contract to provide equipment, software and services to Pacific Gas & Electric (PG&E) in support of the electric portion of PG&E’s AMI project. The contract value was initially expected to total approximately $310 million over a five-year period; however, during the third quarter of fiscal 2007, PG&E announced its plans to evaluate alternative electric AMI technologies for the project. In light of PG&E’s announcement and its subsequent purchase of other technologies, including products from Aclara RF as described below, for the electric portion of the project, Aclara PLS and PG&E entered into an amendment to the contract effective September 30, 2008 which allowed the Company to recognize certain revenue and profit in the fiscal 2008 fourth quarter. The Company now believes that further purchases, if any, made by PG&E under the contract will not be material. Total revenues under the contract were $34.3 million for fiscal 2008.
     Aclara RF provides, through its STAR® network, wireless radio frequency (“RF”) data communications systems to gas, water and electric utilities for AMI applications. The STAR network provides accurate and timely billing, high/low consumption reporting, and non-revenue water loss detection. In November 2005, Aclara RF entered into a contract with PG&E to provide its communications system for the gas meter portion of PG&E’s AMI Project, and also gave PG&E the option to purchase Aclara RF’s fixed network systems for the electric portion of the Project. The total anticipated contract revenue through the full five-year gas portion deployment is approximately $225 million; however, items will be purchased only upon issuance of purchase orders at the election of PG&E, and the contract is subject to certain contingencies and uncertainties. Total revenue received by Aclara RF in fiscal 2008 from the gas meter portion of this contract was $69.7 million. Under this contract, in fiscal 2008, PG&E ordered approximately 290,000 RF fixed network electric units, as well as purchasing electric units from a competing vendor. Currently, PG&E and Aclara RF are negotiating an amendment to this contract to define the terms for any future purchases of additional electric units; however, the timing and likelihood of future orders for additional RF electric units remain uncertain. For further discussion of this contract and certain related contingencies and uncertainties, see Item 1A Risk Factors and “Management’s Discussion and Analysis – Pacific Gas & Electric” appearing in the 2008 Annual Report.
     The Company’s total sales to PG&E in fiscal 2008, comprising all Aclara sales described above, were $110.2 million, which represented approximately 18% of the Company’s consolidated net sales.
     Aclara Software Inc. provides utilities with software systems for energy and water information, delivering a scalable meter data management system (“MDMS”), comprehensive AMI/meter device records and asset management, proven business applications addressing areas such as revenue assurance and distribution asset analysis, and the industry’s leading customer presentment and analysis applications. Aclara’s analytics-based software applications are used by over 100 major energy organizations worldwide.
     Doble is a supplier of high-end electronic diagnostic test products and services to the electric utility industry for the evaluation of power assets. It is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment. Doble has been operating for over 80 years, and serves customers in 75 countries worldwide.
     Comtrak manufactures advanced digital video security monitoring systems for commercial and industrial applications. Comtrak is continuing to work jointly with ADT Security Services, Inc., who is selling this system under its SecurVision® trademark.
TEST
     The Test segment accounted for approximately 23%, 32% and 34% of the Company’s total revenue in fiscal years 2008, 2007 and 2006, respectively.
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

FILTRATION
     The Filtration segment accounted for approximately 19%, 24% and 26% of the Company’s total revenue in fiscal years 2008, 2007 and 2006, respectively.
     PTI is a leading supplier of filtration products serving the commercial aerospace, military aerospace and various industrial markets. The industrial markets include chemical processing, automotive and mobile equipment. Products include filter elements, assemblies, modules, indicators and other related components. All products must meet stringent quality requirements and withstand severe operating conditions. Product applications include aircraft, helicopters and mobile equipment hydraulic systems, aircraft engines and plant equipment. PTI supplies products worldwide to original equipment manufacturers and the U.S. government under long term contracts, and to the commercial aftermarkets through distribution channels.
     VACCO supplies flow control products, valves and filters to the space, defense and commercial industries for use in aircraft, satellite propulsion systems, satellite launch vehicles, the space shuttle and its successor, Project Constellation. VACCO also uses its etched disc technology to produce quiet valves and manifolds for U.S. Navy applications.
     TekPackaging LLC produces highly engineered thermoformed and security packaging products for medical, food and electronics products.
MARKETING AND SALES
     The Filtration and Test segments’ products, as well as Doble’s products, generally are distributed to customers through a domestic and foreign network of distributors, sales representatives and in-house salespersons. Aclara’s sales to investor-owned utilities are made directly to the utilities through its sales team. Aclara utilizes distributors and direct sales representatives to sell its systems to the electric utility cooperative and municipal markets, and to gas, water and combination utilities. Aclara’s software products are marketed utilizing its in-house sales force.
     The Company’s international sales accounted for approximately 21%, 19% and 19% of the Company’s total sales in the fiscal years ended September 30, 2008, 2007 and 2006, respectively. See Note 15 of the Notes to Consolidated Financial Statements in the 2008 Annual Report for financial information regarding geographic areas, which Note is herein incorporated by reference. See also Item 1A Risk Factors for a discussion of risks of the Company’s international operations.
     Some of the Company’s products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government, primarily related to the Filtration segment, accounted for approximately 6%, 8% and 8% of the Company’s total sales in the fiscal years ended September 30, 2008, 2007 and 2006, respectively.
INTELLECTUAL PROPERTY
     The Company owns or has other rights in various forms of intellectual property (i.e., patents, trademarks, service marks, copyrights, mask works, trade secrets and other items). As a major supplier of engineered products to growing industrial and commercial markets, the Company emphasizes developing intellectual property and protecting its rights therein. However, the scope of protection afforded by intellectual property rights, including those of the Company, is often uncertain and involves complex legal and factual issues. Some intellectual property rights, such as patents, have only a limited term. Also, there can be no assurance that third parties will not infringe or design around the Company’s intellectual property. Policing unauthorized use of intellectual property is difficult, and copyright infringement is a persistent problem for many companies, particularly in some international markets. In addition, the Company may not elect to pursue an unauthorized user due to the high costs and uncertainties associated with litigation. Further, there can be no assurance that courts will ultimately hold issued patents valid and enforceable. See Item 1A Risk Factors.
     In the Utility Solutions segment, many of the products are based on patented or otherwise proprietary technology, including the Company’s TWACS® technology. The TWACS systems are protected primarily by a number of patents expiring on various dates ending in 2017. Patents covering significant aspects of the TWACS technology will expire in 2010 for outbound signal reception and in 2017 for inbound signal generation. Other patents covering inbound and outbound signal detection expired in 2007. The Utility

Solutions segment policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products and methods of operation for its businesses, as such developments are made. The Company plans to protect the TWACS NG™ software code as a trade secret, although certain discrete features and functionality may be patented. The Company holds two significant patents which cover the operation of its STAR® network communications systems. These will expire in 2015 and 2016. Doble holds an extensive library of apparatus performance information useful to Doble employees and to entities that generate, distribute or consume electric energy. Doble makes part of this library available to registered users via an Internet portal.
     In the Test segment, patent protection has been sought for significant inventions. Examples of such inventions include novel designs for window and door assemblies used in shielded enclosures and anechoic chambers, improved acoustic techniques for sound isolation and a variety of unique antennas.
     With respect to the Filtration segment, a number of products are based on patented or otherwise proprietary technology that sets them apart from the competition. VACCO’s proprietary quieting technology, which it protects as trade secrets, is a significant differentiator for products supplied to the U.S. Navy submarine fleet.
     The Company considers its patent and other intellectual property to be of significant value in each of its segments. The Utility Solutions segment owns intellectual property, including its TWACS technology, which it deems necessary or desirable for the manufacture, use or sale of its products. See the references to the TWACS NG software above in this section and in “Utility Solutions” on page 2 of this report. No other segment is materially dependent on any single patent, group of patents or other intellectual property.
BACKLOG
     Total Company backlog at September 30, 2008 was $266.8 million, representing an increase of $9.2 million (3.6%) from the beginning of the fiscal year backlog of $257.6 million. The backlog of firm orders at September 30, 2008 and September 30, 2007, respectively, was: $71.5 million and $74.4 million for Filtration; $125.5 million and $123.2 million for Utility Solutions; and $69.8 million and $60.0 million for Test. As of September 30, 2008, it is estimated that domestic customers accounted for approximately 76% of the Company’s total firm orders, and international customers accounted for approximately 24%. Of the Company’s total backlog of orders at September 30, 2008, approximately 88% is expected to be completed in the fiscal year ending September 30, 2009. All of the above calculations exclude the Filtertek businesses.
PURCHASED COMPONENTS AND RAW MATERIALS
     The Company’s products require a wide variety of components and materials. Although the Company has multiple sources of supply for most of its materials requirements, certain components and raw materials are supplied by sole-source vendors, and the Company’s ability to perform certain contracts depends on their performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities. However, in each of the Company’s segments, there are instances of some risk of shortages of materials or components due to reliance on sole or limited source of supply. See Item 1A Risk Factors.
     In the Utility Solutions segment, Aclara has arrangements with three independent manufacturers which produce and supply substantially all of Aclara’s power-line end-products.  Two of these manufacturers are industry leaders with worldwide operations. Each of these manufacturers is directed by Aclara to purchase certain unique raw material components from suppliers designated by Aclara.  Aclara also has contracts with certain of the raw material suppliers, directing them to supply such raw materials to Aclara’s manufacturers.  In addition to its internal manufacturing of RF end-products, Aclara has contracts with two independent manufacturers which produce and supply a significant amount of such end-products, as well as contracts with several of the suppliers of the raw materials that are incorporated into such end-products.  The Company believes that the above-described manufacturers and suppliers will be reliable sources for Aclara’s end-products for the foreseeable future.

     The Test segment is a vertically integrated supplier of electro-magnetic (“EM”) shielding products, producing most of its critical RF components. However, this segment purchases significant quantities of raw materials such as steel, copper, nickel and wood. Accordingly, the segment is subject to price fluctuations in the worldwide raw materials markets. In fiscal 2008, this segment experienced significant price increases in the metal markets as compared to the prior year.
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
COMPETITION
     Competition in the Company’s major markets is broadly based and global in scope. The Company faces intense competition from a large number of companies for nearly all of its products. Competition can be particularly intense during periods of economic slowdown, and this has been experienced in some of the Filtration markets. Although the Company is a leading supplier in several of the markets it serves, it maintains a relatively small share of the business in many of the other markets it serves. Individual competitors range in size from annual revenues of less than $1 million to billion dollar enterprises. Because of the specialized nature of the Company’s products, its competitive position with respect to its products cannot be precisely stated. However, Aclara is believed to be a leading supplier in the fixed network segment of the AMI market. This fixed network segment comprises a substantial part of the total AMI market for utilities. Substantial efforts are required in order to maintain existing business levels. In the Company’s major served markets, competition is driven primarily by quality, technology, price and delivery performance. See Item 1A Risk Factors.
     Primary competitors of the Utility Solutions segment in the utility communications market include Itron, Inc., Silver Spring Networks, Landis + Gyr, Cannon Technologies Inc., Sensus Metering Systems Inc., Trilliant Inc., Elster Electricity, L.L.C., Comverge, Inc., Neptune Technology Group, e-Meter Corporation and Oracle Corporation.
     The Test segment is the global leader in the EM shielding market. Significant competitors in this served market include TDK RF Solutions Inc., Albatross GmbH, IMEDCO AG and Cuming Corporation.
     Primary competitors of the Filtration segment include Pall Corporation, Moog, Inc., SoFrance, Allied Signal and Clarcor Inc.
RESEARCH AND DEVELOPMENT
     Research and development and the Company’s technological expertise are important factors in the Company’s business. Research and development programs are designed to develop technology for new products or to extend or upgrade the capability of existing products, and to enhance their commercial potential.
     The Company performs research and development at its own expense, and also engages in research and development funded by customers. For the fiscal years ended September 30, 2008, 2007 and 2006, total Company-sponsored research and development expenses were approximately $33.0 million, $23.5 million and $18.3 million, respectively. Total customer-sponsored research and development expenses were approximately $5.3 million, $3.7 million and $2.5 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. All of the foregoing expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $10.5 million, $9.1 million and $9.1 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

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
GOVERNMENT CONTRACTS
     The Company’s contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government are primarily firm fixed-price contracts under which work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the Company. However, VACCO has had an increasing number of “cost plus fixed fee” contracts awarded. All Government prime contracts and virtually all of the Company’s subcontracts provide that they may be terminated at the convenience of the Government. Upon such termination, the Company is normally entitled to receive equitable compensation. See “Marketing And Sales” in this Item 1 and Item 1A Risk Factors for additional information regarding Government contracts.
EMPLOYEES
     As of November 7, 2008, the Company employed approximately 2,200 persons.
FINANCING
     On November 30, 2007, in conjunction with the acquisition of Doble, the Company entered into a $330 million five-year revolving credit facility with a $50 million increase option. This facility replaced the Company’s $100 million credit facility that would have otherwise matured in October 2009. The current facility is available for direct borrowings and/or the issuance of letters of credit, and is provided by a group of sixteen banks, led by National City Bank as agent, with a maturity of November 30, 2012. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. See “Management’s Discussion and Analysis – Capital Resources and Liquidity” in the 2008 Annual Report, and Note 9 of the Notes to Consolidated Financial Statements in the 2008 Annual Report, which information is herein incorporated by reference.
HISTORY OF THE BUSINESS
     ESCO was incorporated in Missouri in August 1990 as a wholly-owned subsidiary of Emerson Electric Co. (“Emerson”) to be the indirect holding company for several Emerson subsidiaries, which were primarily in the defense business. Ownership of ESCO and its subsidiaries was distributed on October 19, 1990 by Emerson to its shareholders through a special distribution. Since that time, through a series of acquisitions and divestitures, the Company has shifted its primary focus from defense contracting to the supply of engineered products marketed to industrial and commercial users. See Note 3 of the Notes to Consolidated Financial Statements in the 2008 Annual Report, which Note is herein incorporated by reference. Effective July 10, 2000, ESCO changed its name from ESCO Electronics Corporation to ESCO Technologies Inc.
     The Filtertek businesses, which were divested in fiscal 2008, are discussed under “Discontinued Operations” in this Item 1.

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
Item 1A. Risk Factors
     This Form 10-K, including Item 1 “Business,” Item 2 “Properties”, Item 3 “Legal Proceedings” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (incorporated by reference to “Management’s Discussion and Analysis” appearing in the 2008 Annual Report), contains “forward-looking statements” within the meaning of the safe harbor provisions of the federal securities laws. In addition to the risks and uncertainties discussed elsewhere in this Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statements.
NEGATIVE WORLDWIDE ECONOMIC CONDITIONS AND RELATED CREDIT SHORTAGES COULD RESULT IN A DECREASE IN THE COMPANY’S SALES AND AN INCREASE IN ITS OPERATING COSTS, WHICH COULD ADVERSELY AFFECT ITS BUSINESS AND OPERATING RESULTS.
     During October 2008, the U.S. and most of the major European governments took action to infuse capital into a number of significant global financial services companies. There can be no assurance, however, that these actions will stem the extreme levels of volatility in global and U.S. financial markets and the limited credit availability currently experienced. If there is a worsening of current global and U.S. economic and financial market conditions and additional tightening of global credit markets, many of the Company’s customers may delay or reduce their purchases of its products. The current financial crisis may cause the utility industry to experience shortages in available credit, which could limit capital spending. To the extent this problem affects customers of the Utility Solutions segment, the sales and profits of this segment could be adversely affected. Likewise, if the Company’s suppliers face challenges in obtaining credit, they may have to increase their prices or become unable to continue to offer the products and services the Company uses to manufacture its products, which could have an adverse effect on its business, results of operations and financial condition.
CONTINUED NEGATIVE WORLDWIDE ECONOMIC CONDITIONS COULD ADVERSELY AFFECT TRADING IN THE COMPANY’S STOCK.
     Uncertainty about current global and U.S. economic conditions could also increase the volatility and adversely affect the trading price of the Company’s stock.
CREDIT SHORTAGES COULD AFFECT THE PRICING OF THE COMPANY’S CREDIT FACILITY INCREASE OPTION.
     Tightening of the global credit markets could cause an increase in the pricing or fees related to the Company’s overall credit facility if the Company exercises its $50 million increase option.
MOST UTILITY SOLUTIONS SEGMENT SALES ARE TO OR FOR THE UTILITY INDUSTRY, KNOWN FOR LONG SALES CYCLES AND UNCERTAINTY, WHICH COULD AFFECT THE TIMING OF REVENUE.
     Most of the Utility Solutions segment’s sales are to or for the utility industry, where sales cycles are long and often unpredictable. Most Aclara sales involve large dollar amounts, and are marked by extended and complex competitive procurements. These factors often cause delays in the timing of sales, and such delays could result in order postponement, reduction in size or cancellation, thereby reducing or delaying the Company’s future revenue.

A SIGNIFICANT PORTION OF THE UTILITY SOLUTIONS SEGMENT REVENUES IS GENERATED BY A LIMITED NUMBER OF LARGE CONTRACTS.
     A significant portion of the Utility Solutions segment’s business is dependent on several large contracts with customers. The largest of these is a contract to sell gas automatic meter reading systems to PG&E for its AMI project over an initial period of approximately five years, which started in November 2005. This contract, which represents a potential high source of revenue, is subject to cancellation or reduction in expected order quantities by PG&E, delays, regulatory actions and the Company’s ability to successfully perform the contract. There is no assurance that PG&E will purchase Aclara’s systems for all of its gas meters. The loss of revenue which would result from PG&E’s selection of other suppliers, cancellations, delays, reductions, regulatory actions or the Company’s failure to perform in connection with this contract could have a material adverse effect on the Company’s business, results of operations and financial condition as a whole.
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
A SIGNIFICANT PORTION OF THE COMPANY’S CAPITALIZED SOFTWARE IS SUBJECT TO IMPAIRMENT RISK BASED ON THE ABILITY TO MARKET THE SOFTWARE.
     A significant portion of the Company’s capitalized software value is contingent on the future sales of TWACS NG software. Failure to generate sufficient sales to recoup costs could result in the impairment of the capitalized software costs. See Item 1, Business-Products-Utility Solutions for a discussion of the status of the Aclara PLS contract with PG&E.
CERTAIN MANUFACTURING OPERATIONS ARE DEPENDENT ON A SMALL NUMBER OF THIRD-PARTY SUPPLIERS.
     A significant part of the Utility Solutions segment’s manufacturing operations relies on a small number of third-party manufacturers to supply the segment’s products. For example, Aclara has arrangements with four manufacturers which produce and supply substantially all of Aclara’s end-products. Two of these suppliers produce these end-products in Mexico. A significant disruption (for example, a strike) in the supply of those products could negatively affect the timely delivery of Aclara’s products to customers and future sales. Also, most of Doble’s manufacturing operations rely on third-party manufacturers to supply its products. Disruption in the supply of critical components such as integrated circuit components could have an adverse impact on business by, among other things, increasing costs and reducing margins. Comtrak currently relies on a single source for a major portion of its products.
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

PRODUCT DEFECTS COULD RESULT IN COSTLY FIXES, LITIGATION AND DAMAGES.
     If there are claims related to defective products (under warranty or otherwise), particularly in a product recall situation, the Company could be faced with significant expenses in replacing or repairing the product. For example, the Aclara meter modules are installed in thousands of residences and other buildings. The replacement/repair costs for such problems could have a material adverse effect on the Company’s financial condition. In addition, if a dispute over product claims cannot be settled, arbitration or litigation may result, involving attorneys’ fees and the potential of damage awards.
INCREASES IN RAW MATERIAL PRICES AND DECREASED AVAILABILITY OF RAW MATERIALS COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS.
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
CHANGES IN TEST STANDARDS COULD ADVERSELY IMPACT TEST SEGMENT SALES.
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
ECONOMIC, POLITICAL AND OTHER RISKS OF THE COMPANY’S INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT BUSINESS.
     In fiscal 2008, approximately 21% of the Company’s sales were made to international customers. An economic downturn or an adverse change in the political situation in certain foreign countries in which the Company does business could cause a decline in revenues and adversely affect the Company’s financial condition. For example, the Test segment does significant business in Asia. Changes in the Asian political climate or political changes in specific Asian countries could negatively affect the Company’s business. Weakness in the European economy could have a significant adverse effect on the Company’s European revenues.
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
ACQUISITIONS OF OTHER COMPANIES CARRY RISK.
     During fiscal 2008, the Company acquired Doble and LDIC. Acquisitions of other companies involve numerous risks, including difficulties in the integration of the operations, technologies and products of the acquired companies, the potential exposure to unanticipated and undisclosed liabilities, the potential that expected benefits or synergies are not realized and that operating costs increase, the potential loss of key personnel, suppliers or customers of acquired businesses and the diversion of management’s time and attention from other business concerns. Although management will attempt to evaluate the risks inherent in any particular transaction, no assurances can be made that the Company will properly ascertain all such risks.
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
DISPUTES WITH CONTRACTORS COULD ADVERSELY AFFECT THE TEST SEGMENT’S COSTS.
     A major portion of the Test segment’s business involves working in conjunction with general contractors to produce the end-products, such as electronic test chambers, secure communication rooms, MRI facilities, etc. If there are performance problems caused by either the Company or a contractor, these often result in cost overruns and may lead to a dispute as to which party is responsible. The resolution of such disputes can result in arbitration or litigation, and could involve significant expense including attorneys’ fees. In addition, these disputes may result in reduction in revenue or even a loss to the Company on a particular project.
THE LOSS OF SPECIALIZED KEY EMPLOYEES COULD AFFECT PERFORMANCE AND REVENUES.
     There is a risk of the Company’s losing key employees having engineering and technical expertise to other employers. For example, Doble relies heavily on engineers with significant experience and reputation in the utility industry to furnish expert consulting services and support to customers. Loss of these employees to employers offering greater benefit packages could reduce Doble’s ability to provide services and affect revenues negatively.

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
FORWARD-LOOKING INFORMATION
     Statements contained in this Form 10-K regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts and projections about the Company’s performance and the industries in which the Company operates, adequacy of the Company’s credit facilities and future cash flows, estimates of anticipated contract costs and revenues, the timing, amount and success of claims for research credits, the anticipated value of the PG&E contracts, the outcome of current litigation, claims and charges, the anticipated timing and amount of lost deferred tax assets, continued reinvestment of foreign earnings, the impact of SFAS 161 and SFAS 157, the timing, total value and period of performance of contracts awarded to the Company, the accuracy of the Company’s estimates utilized in software revenue recognition, the accuracy of the Company’s estimates utilized to project costs at completion in the Test segment and Filtration segment, income tax liabilities, the effective tax rate, the timing and results of the IRS audit of the Company’s Federal income tax returns for the periods ended September 30, 2003 through September 30, 2006, repayment of debt within the next twelve months, the recognition of costs related to share-based compensation arrangements, future costs relating to environmental matters, share repurchases, investments, sustained performance improvement, performance improvement initiatives, growth opportunities, new product development, the Company’s ability to increase shareholder value, acquisitions, and the beliefs and assumptions of Management contained in “Management’s Discussion and Analysis” in the 2008 Annual Report, and other statements contained herein which are not strictly historical are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that such statements are only predictions, speak only as of the date of this report, and the Company undertakes no duty to update. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment including, but not limited to, those described in this “Item 1A. Risk Factors” and the following: actions by the California Public Utility Commission; PG&E’s Board of Directors or PG&E’s management impacting PG&E’s AMI projects; the timing and content of purchase order releases under the PG&E contracts; and Aclara RF’s successful performance of its PG&E contract; termination for convenience of customer contracts; timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including, but not limited to, changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal operating plans.
Item 1B. Unresolved Staff Comments
     None

Item 2. Properties
     The Company’s principal buildings contain approximately 1,108,600 square feet of floor space. Approximately 715,200 square feet are owned by the Company and approximately 393,400 square feet are leased. See Note 7 of the Notes to Consolidated Financial Statements in the 2008 Annual Report, which information is herein incorporated by reference. The principal plants and offices are as follows:

		Sq. Ft.	Lease Expiration	Principal Use
Location	Size (Sq. Ft.)	Owned/Leased	Date	(Operating Segment)

Cedar Park, TX	140,000	Owned		Management, Engineering and Manufacturing (Test)

Oxnard, CA	127,400	Owned		Management, Engineering and Manufacturing (Filtration)

South El Monte, CA	100,100	Owned		Management, Engineering and Manufacturing (Filtration)

Durant, OK	100,000	Owned		Manufacturing (Test)

Cleveland, OH	90,000	Leased	1-31-2011 (four 3-year renewal options)	Management, Engineering and Manufacturing (Utility Solutions)

Watertown, MA	88,800	Owned		Management, Engineering and Manufacturing (Utility Solutions)

St. Louis, MO	86,800	Leased	3-31-2013 (one 5-year renewal option)	Management and Engineering (Utility Solutions)

Huntley, IL	85,000	Owned		Management and Manufacturing (Filtration)

Glendale Heights, IL	59,400	Leased	3-31-2010 (three 3-year renewal options)	Management, Engineering and Manufacturing (Test)

Beijing, China	50,600	Leased	4,600 sq. ft. Office 12-14-2010	Manufacturing (Test)
			46,000 sq. ft. Plant 12-31-2009

Eura, Finland	40,900	Owned		Management, Engineering and Manufacturing (Test)

St. Louis, MO	33,000	Owned		Management and Engineering (Utility Solutions)

Minocqua, WI	30,200	Leased	3-31-2010 (three 3-year renewal options)	Engineering and Manufacturing (Test)

		Sq. Ft.	Lease Expiration	Principal Use
Location	Size (Sq. Ft.)	Owned/Leased	Date	(Operating Segment)

St. Louis, MO	20,500	Leased	8-31-2015 (one 5-year renewal option)	ESCO Headquarters

Wellesley, MA	18,500	Leased	9-30-2012	Management and Engineering (Utility Solutions)

Morrisville, NC	16,700	Leased	3-31-2014 (one 3-year renewal option)	Management (Utility Solutions)

Stevenage, England	12,200	Leased	8-11-2017 (option to terminate in 2012)	Management, Engineering and Manufacturing (Test)

Kesselsdorf, Germany	8,500	Leased	5-31-2012	Management, Engineering and Manufacturing (Utility Solutions)

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
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Executive Officers of the Registrant
     The following sets forth certain information as of November 25, 2008 with respect to ESCO’s executive officers. These officers have been elected to terms which expire at the first meeting of the Board of Directors after the next annual meeting of Stockholders.

Name	Age	Position(s)

Victor L. Richey, Jr.*	51	Chairman, President and Chief Executive Officer

Gary E. Muenster	48	Executive Vice President and Chief Financial Officer

Alyson S. Barclay	49	Senior Vice President, Secretary and General Counsel

*	Also Chairman of the Executive Committee of the Board of Directors.
     There are no family relationships among any of the executive officers and directors.
     Since April 2003, Mr. Richey has been Chairman and Chief Executive Officer of ESCO. Since October 2006, he has also been President.

     Mr. Muenster was Vice President and Chief Financial Officer of ESCO from October 2002 until November 2005. From November 2005 until February 2008, he was Senior Vice President and Chief Financial Officer. Since the latter date, he has been Executive Vice President and Chief Financial Officer.
     Ms. Barclay was Vice President, Secretary and General Counsel of ESCO from October 1999 until November 2008. Since the latter date, she has been Senior Vice President, Secretary and General Counsel.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information required by this item is incorporated herein by reference to Notes 10 and 11 of the Notes to Consolidated Financial Statements, “Common Stock Market Price” and “Shareholders’ Summary—Capital Stock Information” appearing in the 2008 Annual Report. As of November 13, 2008, there were approximately 2,500 record holders of Common Stock (including Company employees holding shares under the Employee Stock Purchase Plan). ESCO does not anticipate, currently or in the foreseeable future, paying cash dividends on the Common Stock, although it reserves the right to do so to the extent permitted by applicable law and agreements. ESCO’s dividend policy will be reviewed by the Board of Directors at such future time as may be appropriate in light of relevant factors at that time, based on ESCO’s earnings and financial position and such other business considerations as the Board deems relevant. See Item 12 for equity compensation plan information.
ISSUER PURCHASES OF EQUITY SECURITIES*:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under
Period	Shares Purchased	per Share	Programs	the Plans or Programs
July 1-31, 2008	0	N.A.	0	0
August 1-31, 2008	0	N.A.	0	0
Sep. 1-30, 2008	0	N.A.	0	0
Total	0	N.A.	0	$30 Million

*	On August 7, 2008, the Board of Directors announced a new common stock repurchase program (the “2008 Program”) for a maximum total value of $30 Million. The 2008 Program will expire September 30, 2009. The pre-existing stock repurchase program covering a maximum of 1,200,000 shares expired on September 30, 2008. There currently is no repurchase program which the Company has determined to terminate prior to the program’s expiration, or under which the Company does not intend to make further purchases.
Item 6. Selected Financial Data
     The information required by this item is incorporated herein by reference to “Five-Year Financial Summary” and Note 2 of the Notes to Consolidated Financial Statements appearing in the 2008 Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis” appearing in the 2008 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is incorporated herein by reference to “Market Risk Analysis” and “Quantitative And Qualitative Disclosures About Market Risk” in “Management’s Discussion and Analysis” appearing in the 2008 Annual Report.
Item 8. Financial Statements and Supplementary Data
     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company on pages 21 through 42 and the report thereon of KPMG LLP, an independent registered public accounting firm, appearing on page 45 of the 2008 Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management’s Report on Internal Control Over Financial Reporting and the attestation report thereon of KPMG LLP are incorporated herein by reference to pages 44 and 45, respectively, in the 2008 Annual Report.
     There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information regarding nominees and directors appearing under “Nominees and Continuing Directors” in the 2009 Proxy Statement is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this Form 10-K. Information regarding the Audit and Finance Committee and its members appearing under “Board of Directors and Committees” in the 2009 Proxy Statement is hereby incorporated by reference.
     Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement is hereby incorporated by reference.
     The Company has adopted codes of ethics which apply to its chief executive officer, its chief financial officer and all other senior executives, as well as all Company employees. The following documents are available free of charge through the Company’s internet website at www.escotechnologies.com and in print to any person who requests them: Corporate Governance Guidelines; Charters of the Audit and Finance

Committee, Human Resources and Compensation Committee, and Nominating and Corporate Governance Committee; Code of Business Conduct and Ethics; and Code of Ethics for Senior Financial Officers. Direct your request for printed documents to Director of Investor Relations, ESCO Technologies Inc., 9900A Clayton Road, St. Louis, MO 63124.
Item 11. Executive Compensation
     Information appearing under “Board of Directors and Committees,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2009 Proxy Statement is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information regarding beneficial ownership of shares of common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent stockholders appearing under “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2009 Proxy Statement is hereby incorporated by reference.
Equity Compensation Plan Information:
     The following table summarizes certain information regarding Common Shares that may be issued by the Company pursuant to its equity compensation plans existing as of September 30, 2008.

					Number of securities
					remaining available for
					future issuance under
	Number of securities to		Weighted-average		equity compensation
	be issued upon exercise		exercise price of		plans (excluding
	of outstanding options,		outstanding options,		securities reflected in
Plan Category	warrants and rights(1)		warrants and rights		column (a))(1)
	(a)		(b)		(c)

Equity compensation plans approved by security holders (2)	1,341,429	(3)	$26.25	(4)	1,797,181	(5)(6)

Equity compensation plans not approved by security holders	0		N/A		214,838	(7)

Total	1,341,429		$26.25		2,012,019

(1)	Number of Common Shares is subject to adjustment for any future changes in capitalization for stock splits, stock dividends and similar events.

(2)	Consists of the Company’s 1990, 1994 and 1999 Stock Option Plans, the 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan. Each of the above-cited Plans has been amended without Stockholder approval in accordance with its terms, as follows: the Company’s 1990, 1994 and 1999 Stock Option Plans have been amended to provide for tax withholding, to provide for adjustment upon a special distribution and in certain other respects; the 1994 and 1999 Stock Option Plans have been amended to reflect the change of the Company’s name and the elimination of the Company’s common stock trust receipts; the 1994 Stock Option Plan was amended to authorize the Human Resources and Compensation Committee (the “Committee”), in its discretion, to: (i) permit an optionee who terminates employment with the approval of the Company to exercise his stock option at any time within three months after termination, but before ten years from the date of grant, and (ii) direct that an option award agreement may permit an optionee who terminates employment on account of retirement on or after age 60 to exercise his stock option up to five years after retirement, but before ten years from the date of grant;

the 1990, 1994 and 1999 Stock Option Plans and the 2001 Stock Incentive Plan were amended to authorize the Committee to delegate to any employee the power to extend a stock option beyond termination of employment for persons who are not “officers” as defined in Rule 16a-1 under the Exchange Act; the 1994 and 1999 Stock Option Plans and the 2001 Stock Incentive Plan have been amended to authorize the Committee to delegate to the Chief Executive Officer the power to grant stock options to persons who are not such “officers”, with the limitation of 10,000 shares per award and 100,000 shares awarded in the aggregate in any fiscal year; the 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan were amended with respect to Performance Share distributions to: (i) eliminate the participant’s option to pay cash for tax withholding and receive all shares due, and (ii) eliminate the participant’s option to defer the distribution; the 2004 Incentive Compensation Plan was amended with respect to Performance Share distributions to eliminate the Committee’s discretion to determine the percentage of the distribution to be made in shares or to be withheld for tax payments; and the 1999 Stock Option Plan, the 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan were amended in accordance with Section 409A of the Internal Revenue Code of 1986, as amended, to eliminate the Committee’s discretion to grant to stock option holders additional alternative stock appreciation rights covering additional shares, under certain circumstances; and in the case of the 2004 Plan, to restrict the payment of dividend equivalents to participants in restricted stock awards to the time when the shares to which the dividend equivalents apply are delivered to the participant.

(3)	Includes 202,895 Common Shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the Company’s 2001 Stock Incentive Plan.

(4)	Does not include 202,895 Common Shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the 2001 Stock Incentive Plan, for which there are no exercise prices.

(5)	Comprises 258,601 Common Shares under the 2001 Stock Incentive Plan and 1,538,580 Common Shares under the 2004 Incentive Compensation Plan.

(6)	Does not include shares that may be purchased on the open market pursuant to the Company’s Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants may elect to have up to 10% of their current salary or wages withheld and contributed to one or more independent trustees for the purchase of Common Shares. At the discretion of an officer of the Company, the Company or a domestic subsidiary or division may contribute cash in an amount not to exceed 20% of the amounts contributed by participants. The total number of Common Shares purchased with the Company’s matching contributions, however, may not exceed 183,446. As of September 30, 2008, 47,446 shares had been purchased with the Company’s matching funds.

(7)	Represents Common Shares issuable pursuant to the Compensation Plan for Non-Employee Directors (the “Compensation Plan”), which provides for each director to be paid (in addition to other fees) an annual retainer fee payable partially in cash and partially in Common Shares. Periodically, the Human Resources and Compensation Committee of the Board of Directors determines the amount of the retainer fee and the allocation of the fee between cash and Common Shares. The maximum number of Common Shares available for distribution under the Compensation Plan is 400,000 shares. The stock portion of the retainer fee is distributable in quarterly installments. Directors may elect to defer receipt of all of their cash compensation and/or all of the stock portion of the retainer fee. The deferred amounts are credited to the director’s deferred compensation account in stock equivalents. Deferred amounts are distributed in Common Shares or cash at such future dates as specified by the director unless distribution is accelerated in certain circumstances, including a change in control of the Company. The stock portion which has been deferred may only be distributed in Common Shares.

Item 13. Certain Relationships and Related Transactions and Director Independence
     Information regarding the Company’s directors, nominees for directors and members of the committees of the board of directors, and their status of independence appearing under “Board of Directors and Committees” in the 2009 Proxy Statement is hereby incorporated by reference.
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
Item 14. Principal Accounting Fees and Services
     Information regarding the Company’s independent auditors, their fees and services, and the Company’s Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services appearing under “Independent Public Accountants” in the 2009 Proxy Statement is hereby incorporated by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Documents filed as a part of this report:
1.	The Consolidated Financial Statements of the Company on pages 21 through 42 and the Report of Independent Registered Public Accounting Firm thereon of KPMG LLP appearing on page 45 of the 2008 Annual Report.

2.	Financial statement schedules have been omitted because the subject matter is disclosed elsewhere in the financial statements and notes thereto, not required or not applicable, or the amounts are not sufficient to require submission.

     3. Exhibits:

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

3.1	Restated Articles of Incorporation	Incorporated by Reference, Exhibit 3(a)[1]

3.2	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by Reference, Exhibit 4(e)[2]

3.3	Articles of Merger effective July 10, 2000	Incorporated by Reference, Exhibit 3(c)[3]

3.4	Bylaws, as amended and restated	Incorporated by Reference, Exhibit 3.4[4]

3.5	Amendment to Bylaws effective November 9, 2007	Incorporated by Reference, Exhibit 3.1[23]

4.1	Specimen Common Stock Certificate	Incorporated by Reference, Exhibit 4(a)[3]

4.2	Specimen Rights Certificate	Incorporated by Reference, Exhibit B to Exhibit 4.1[5]

4.3	Rights Agreement dated as of September 24, 1990 (as amended and restated as of February 3, 2000) between the Registrant and Registrar and Transfer Company, as successor Rights Agent	Incorporated by Reference, Exhibit 4.1[5]

4.4	Credit Agreement dated as of October 6, 2004, among the Registrant, Wells Fargo Bank, N.A., as agent, and the lenders listed therein	Incorporated by Reference, Exhibit 4.4[6]

4.5	Consent and waiver to Credit Agreement (listed as 4.4, above) dated as of January 20, 2006	Incorporated by Reference, Exhibit 4.1[21]

10.1	Form of Indemnification Agreement with each of ESCO’s directors	Incorporated by Reference, Exhibit 10(k)[7]

10.2	Supplemental Executive Retirement Plan as amended and restated as of August 2, 1993*	Incorporated by Reference, Exhibit 10(n)[8]

10.3	Second Amendment to Supplemental Executive Retirement Plan effective May 1, 2001*	Incorporated by Reference, Exhibit 10.4[9]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

10.4	Directors’ Extended Compensation Plan*	Incorporated by Reference, Exhibit 10(o)[8]

10.5	First Amendment to Directors’ Extended Compensation Plan effective January 1, 2000*	Incorporated by Reference, Exhibit 10.11[10]

10.6	Second Amendment to Directors’ Extended Compensation Plan effective April 1, 2001*	Incorporated by Reference, Exhibit 10.7[9]

10.7	1994 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.1[11]

10.8	Amendment to 1994 Stock Option Plan effective July 18, 2002*	Incorporated by Reference, Exhibit 10(b)[12]

10.9	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.15[10]

10.10	Severance Plan adopted as of August 10, 1995 (as restated February 5, 2002)*	Incorporated by Reference, Exhibit 10[13]

10.11	Amendment to 1994 Stock Option Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.12[4]

10.12	1999 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.2[11]

10.13	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.3[11]

10.14	Amendment to 1999 Stock Option Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.15[4]

10.15	Employment Agreement with Executive Officer*[14]	Incorporated by Reference, Exhibit 10(bb)[1]

10.16	Amendment to Employment Agreement with Executive Officer*[15]	Incorporated by Reference, Exhibit 10.18[9]

10.17	Executive Stock Purchase Plan*	Incorporated by Reference, Exhibit 10.24[10]

10.18	Compensation Plan For Non-Employee Directors*	Incorporated by Reference, Exhibit 10.22[9]

10.19	2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit B[16]

10.20	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.24[17]

10.21	Form of Non-qualified Stock Option Agreement*	Incorporated by Reference, Exhibit 10.25[17]

10.22	Form of Notice of Award—Performance– Accelerated Restricted Stock *	Incorporated by Reference, Exhibit 10.26[17]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

10.23	Form of Supplemental Executive Retirement Plan Agreement *	Incorporated by Reference, Exhibit 10.28[17]

10.24	Amendment to 2001 Stock Incentive Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.29[4]

10.25	Sixth Amendment and Restatement of Employee Stock Purchase Plan effective as of October 15, 2003*	Incorporated by Reference, Appendix C[18]

10.26	Second Amendment to Employment Agreement with V.L. Richey, Jr. *	Incorporated by Reference, Exhibit 10.1[19]

10.27	Second Amendment to Employment Agreement with G.E. Muenster (identical document with A.S. Barclay)*	Incorporated by Reference, Exhibit 10.2[19]

10.28	Notice of Award – restricted stock award to V.L. Richey, Jr. (identical documents except for number of shares awarded for:	Incorporated by Reference, Exhibit 10.3[19]
C.J. Kretschmer — 4,750 shares; G.E. Muenster — 2,400 shares; A.S. Barclay — 1,800 shares)*

10.29	2004 Incentive Compensation Plan*	Incorporated by Reference, Appendix B[18]

10.30	Summary of Non-Employee Directors’ Compensation*	Incorporated by Reference, Exhibit 10.1[20]

10.31	Performance Compensation Plan Amended and Restated as of November 25, 2002*	Incorporated by Reference, Exhibit 10.2[20]

10.32	2005 Performance Measures and Evaluation Criteria under Performance Compensation Plan*	Incorporated by Reference, Exhibit 10.3[20]

10.33	Awards to Executive Officers Not Reported on Form 8-K, October 4, 2004*	Incorporated by Reference, Exhibit 10.4[20]

10.34	Form of Notice of Award—Performance-Accelerated Restricted Stock under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.5[20]

10.35	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.6[20]

10.36	Form of Nonqualified Stock Option Agreement under 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.7[20]

10.37	Form of Incentive Stock Option Agreement under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.8[20]

10.38	Form of Nonqualified Stock Option Agreement under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.9[20]

10.39	Second Amendment to 2001 Stock Incentive Plan effective August 3, 2006*	Incorporated by Reference, Exhibit 10.39[22]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

10.40	First Amendment to 2004 Incentive Compensation Plan effective August 3, 2006*	Incorporated by Reference, Exhibit 10.40[22]

10.41	Employment Agreement with C.J. Kretschmer effective October 1, 2006*	Incorporated by Reference, Exhibit 10.41[22]

10.42	Form of Exhibits (“Non-Compete” and “Change of Control”) to Option Agreements listed as 10.35 and 10.36, above*	Incorporated by Reference, Exhibit 10.42[24]

10.43	Third Amendment to Directors’ Extended Compensation Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.43[24]

10.44	Second Amendment to 2004 Incentive Compensation Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.44[24]

10.45	Third Amendment to 2001 Stock Incentive Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.45[24]

10.46	First Amendment to Incentive Compensation Plan for Executive Officers effective October 3, 2007*	Incorporated by Reference, Exhibit 10.46[24]

10.47	Amendment to 1999 Stock Option Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.47[24]

10.48	Amendment to Severance Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.48[24]

10.49	Amendment to Performance Compensation Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.49[24]

10.50	Amendment to Compensation Plan for Non-Employee Directors effective October 3, 2007*	Incorporated by Reference, Exhibit 10.50[24]

10.51	Form of Notice of Award (2009) – Performance Accelerated Restricted Stock under 2001 Stock Incentive Plan*

10.52	Third Amendment to Employment Agreement with V.L. Richey, Jr. * [25]	Incorporated by Reference, Exhibit 10.1[26]

10.53	Fourth Amendment to Employment Agreement with G.E. Muenster*	Incorporated by Reference, Exhibit 10.1[27]

10.54	Third Amendment to 2004 Incentive Compensation Plan effective October 1, 2007	Incorporated by Reference, Appendix A[28]

10.55	Fourth Amendment to 2001 Stock Incentive Plan effective October 1, 2007	Incorporated by Reference, Appendix B[28]

10.56	Amendment to 1999 Stock Option Plan effective October 1, 2007	Incorporated by Reference, Appendix C[28]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2008:

• Management’s Discussion and Analysis (pgs. 10-20)

• Consolidated Financial Statements (pgs. 21-42)

• Management’s Report on Internal Control over Financial Reporting (p. 44)

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

[23] Incorporated by reference to Current Report on Form 8-K dated November 12, 2007, at the Exhibit indicated.

[24] Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2007, at the Exhibit indicated.

[25] Identical Amendments to Employment Agreements between ESCO and executive officers G.E. Muenster and A.S. Barclay, except that (i) the termination amounts payable under Paragraph 9.a(1) are equal to base salary for 12 months, and (ii) under Paragraph 9.a(1)(B), such termination amounts may be paid in biweekly installments equal to 1/26th of such amounts.

[26] Incorporated by reference to Current Report on Form 8-K dated December 31, 2007, at the Exhibit indicated.

[27] Incorporated by reference to Current Report on Form 8-K dated February 6, 2008, at the Exhibit indicated.

[28] Incorporated by reference to Notice of Annual Meeting of the Stockholders and Proxy Statement dated December 20, 2007, at the Appendix indicated.

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

ESCO TECHNOLOGIES INC.
Date: November 26, 2008	By	/s/ V.L. Richey, Jr.
V.L. Richey, Jr.
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below effective November 26, 2008, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ V.L. Richey, Jr. V.L. Richey, Jr.	Chairman, President, Chief Executive Officer and Director

/s/ G.E. Muenster	Executive Vice President and Chief Financial Officer,
G.E. Muenster	Principal Accounting Officer

/s/ J.M. McConnell J.M. McConnell	Director

/s/ L.W. Solley L.W. Solley	Director

/s/ J.M. Stolze J.M. Stolze	Director

/s/ D.C. Trauscht D.C. Trauscht	Director

/s/ J.D. Woods J.D. Woods	Director

INDEX TO EXHIBITS
Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

10.51	Form of Notice of Award (2009) – Performance Accelerated Restricted Stock under 2001 Stock Incentive Plan

13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2008:

• Management’s Discussion and Analysis (pgs. 10-20)

• Consolidated Financial Statements (pgs. 21-42)

• Management’s Report on Internal Control over Financial Reporting (p.44)

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