Form 10-Q
period 2008-12-31
ESCO TECHNOLOGIES INC
filed 2009-02-09
CIK 866706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

                                 (314) 213-7200
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X       No
   ----        ----

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large acceleratedfiler  X          Accelerated  filer
                      -----                                     -----
Non-accelerated filer              Smaller  reporting  company
                      -----                                     -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No   X
    ----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at January 31, 2009
--------------------------------------         -------------------------------
Common stock, $.01 par value per share              26,176,558 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                     Three Months Ended
                                                        December 31,
                                                        ------------


                                                  2008           2007
                                                  ----           ----


Net sales                                       $ 149,171        134,957
Costs and expenses:
   Cost of sales                                   93,561         84,012
   Selling, general and administrative             40,054         33,510
   expenses
   Amortization of intangible assets                4,734          3,597
   Interest expense, net                            2,619          1,359
   Other income, net                                 (118)          (214)
                                                  -------        -------
      Total costs and expenses                    140,850        122,264

Earnings before income taxes                        8,321         12,693
Income tax expense                                  2,501          4,788
                                                    -----          -----
Net earnings from continuing operations             5,820          7,905


Loss from discontinued operations, net of
tax of $325                                             -           (115)
Loss on sale from discontinued operations,
net of tax of $4,809                                    -         (4,974)
                                                    -----         -------
   Net loss from discontinued operations                -         (5,089)

  Net earnings                                 $    5,820          2,816
                                                    =====          =====
Earnings per share:
   Basic - Continuing operations               $     0.22           0.31
              - Discontinued operations                 -          (0.20)
                                                     ----          ------
              - Net earnings                   $     0.22           0.11
                                                     ====           ====

   Diluted - Continuing operations             $     0.22           0.30

              - Discontinued operations                 -          (0.19)
                                                     ----          ------
                - Net earnings                 $     0.22           0.11
                                                     ====           ====

          See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                              December 31,   September 30,
                                                  2008           2008
                                                  ----           ----
ASSETS                                         (Unaudited)
Current assets:
    Cash and cash equivalents                    $   28,433         28,667
    Accounts receivable, net                        106,292        135,436
    Costs and estimated earnings on
      long-term contracts, less progress
      billings of $43,283 and $34,978,
      respectively                                    8,477          9,095
    Inventories                                      75,900         66,962
    Current portion of deferred tax assets           15,984         15,368
    Other current assets                             11,540         15,108
                                                     ------         ------
      Total current assets                          246,626        270,636


Property, plant and equipment, net                   71,866         72,591
Goodwill                                            329,775        328,878
Intangible assets, net                              233,276        238,223
Other assets                                         18,174         17,745
                                                     ------         ------
Total assets                                     $  899,717        928,073
                                                    =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                  $   50,000         50,000
    Accounts payable                                 41,875         49,329
    Advance payments on long-term
      contracts, less costs incurred of
      $9,517 and $7,880, respectively                 6,725          7,467
    Accrued salaries                                 14,388         20,718
    Current portion of deferred revenue              19,663         18,920
    Accrued other expenses                           22,161         22,249
                                                     ------         ------
       Total current liabilities                    154,812        168,683
Long-term portion of deferred revenue                 1,962          2,228
Pension obligations                                  11,274         12,172
Deferred tax liabilities                             84,091         83,515
Other liabilities                                     9,592          9,588
Long-term debt, less current portion                165,573        183,650
                                                     -------        -------
       Total liabilities                            427,304        459,836
Shareholders' equity:
    Preferred stock, par value $.01 per
      share, authorized 10,000,000 shares                 -              -
    Common stock, par value $.01 per share,
      authorized 50,000,000 shares, issued
      29,501,454 and 29,465,154 shares,
      respectively                                      295            295
    Additional paid-in capital                      255,591        254,240
    Retained earnings                               279,290        273,470
    Accumulated other comprehensive income
      (loss), net of tax
                                                     (2,504)           556
                                                    -------        -------
                                                    532,672        528,561
    Less treasury stock, at cost: 3,371,106
      and 3,375,106 common shares,
      respectively                                  (60,259)       (60,324)
       Total shareholders' equity                   472,413        468,237
                                                    -------        -------
Total liabilities and shareholders' equity       $  899,717        928,073
                                                    =======        =======

          See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                                                      Three Months Ended
                                                          December 31,
                                                          ------------

                                                       2008            2007
                                                       ----            ----
Cash flows from operating activities:
    Net earnings                                   $  5,820           2,816
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
       Net loss from discontinued operations              -           5,089
       Depreciation and amortization                  7,534           5,702
       Stock compensation expense                     1,017           1,207
       Changes in operating working capital           9,590          (5,006)
       Effect of deferred taxes                      (1,695)          7,223
       Change in deferred revenue and costs, net        565          (7,593)
       Pension contributions                           (630)              -
       Other                                          (1,081)           171
                                                       -----          -----
          Net cash provided by operating activities -
              continuing operations                   21,120          9,609
          Net loss from discontinued operations,
              net of tax                                   -         (5,089)
          Net cash provided by discontinued operations     -            125
                                                      ------          -----
             Net cash used by operating activities -
             discontinued operations                       -          (4,964)
                                                      ------          ------
          Net cash provided by operating activities   21,120           4,645
Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired        -        (328,829)
    Proceeds from sale of marketable securities            -           4,966
    Additions to capitalized software                   (875)         (5,574)
    Capital expenditures - continuing operations      (1,969)         (4,503)
                                                      ------          ------
          Net cash used by investing activities -
              continuing operations                   (2,844)       (333,940)
    Capital expenditures - discontinued operations         -          (1,126)
    Proceeds from divestiture of business, net  -
       discontinued operations                             -          74,370
                                                      ------          ------
       Net cash provided by investing activities -
          discontinued operations                          -          73,244
                                                      ------          ------
    Net cash used by investing activities             (2,844)       (260,696)
                                                      ------        --------
Cash flows from financing activities:
    Proceeds from long-term debt                      15,000         274,723
    Principal payments on long-term debt             (33,077)         (9,723)
    Debt issuance costs                                    -          (2,965)
    Net decrease in short-term borrowings -
       discontinued operations                             -          (2,844)
    Excess tax benefit from stock options exercised      782             737
    Proceeds from exercise of stock options              400             235
    Other                                               (283)           (211)
                                                        ----            ----
       Net cash (used) provided by financing
          activities                                 (17,178)        259,952
Effect of exchange rate changes on cash and cash
   equivalents                                        (1,332)          1,155
                                                      ------           -----
Net (decrease) increase in cash and cash equivalents    (234)          5,056
Cash and cash equivalents, beginning of period        28,667          18,638
                                                      ------          ------
Cash and cash equivalents, end of period         $    28,433          23,694
                                                      ======          ======


          See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

     The Company's business is typically not impacted by seasonality, however, the results for the three-month period ended December 31, 2008 are not necessarily indicative of the results for the entire 2009 fiscal year. References to the first quarters of 2009 and 2008 represent the fiscal quarters ended December 31, 2008 and 2007, respectively.

     The Filtertek businesses (excluding TekPackaging) were sold during fiscal 2008 and are accounted for as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Filtertek businesses are reflected as discontinued operations in the financial statements and related notes for all periods shown.


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

                                Three Months Ended
                                    December 31,
                                    ------------

                                  2008       2007
                                  ----       ----

     Weighted Average Shares
     Outstanding - Basic          26,108     25,759
     Dilutive Options and
     Restricted Shares               314        443
                                  ------     ------

     Adjusted Shares- Diluted     26,422     26,202
                                  ======     ======


     Options to purchase 787,092 shares of common stock at prices ranging from $27.44 - $54.88 and options to purchase 592,046 shares of common stock at prices ranging from $35.69 - $54.88 were outstanding during the three month periods ended December 31, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2013. Approximately 244,000 and 192,000 restricted shares were excluded from the computation of diluted EPS based upon the application of the treasury stock method for the three-month period ended December 31, 2008 and 2007, respectively.

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

     The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for the periods indicated are noted below. Expected volatility is based on historical volatility of ESCO's stock calculated over the expected term of the option. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three-month period ended December 31, 2008: expected dividend yield of 0%; expected volatility of 39.2%; risk-free interest rate of 1.9%; and expected term of 3.8 years. Pre-tax compensation expense related to the stock option awards was $0.5 million and $0.6 million for the three-month periods ended December 31, 2008 and 2007, respectively.

     Information regarding stock options awarded under the option plans is as follows:




                                                                    Weighted-
                                                      Aggregate      Average
                                        Weighted      Intrinsic     Remaining
                                          Avg.          Value      Contractual
                           Shares         Price     (in millions)     Life
     Outstanding at
     October 1, 2008        1,139,201      $30.40
     Granted                  128,300      $37.42
     Exercised                (40,693)     $12.70    $  0.8
     Cancelled                (15,382)     $46.42
                            ---------       -----
     Outstanding at
     December 31, 2008      1,211,426      $31.55    $ 13.4           2.3 years
                            =========       =====      ====

     Exercisable at
     December 31, 2008        978,798      $29.26    $ 12.9
                            =========       =====      ====

     The weighted-average grant-date fair value of options granted during the three-month periods ended December 31, 2008 and 2007 was $12.09 and $10.98, respectively.

     Performance-accelerated Restricted Share Awards
     -----------------------------------------------

     The performance-accelerated restricted shares (restricted shares) vest over five years with accelerated vesting if certain performance targets are achieved. In these cases, if it is probable that the performance condition will be met, the Company recognizes compensation cost on a straight-line basis over the shorter performance period; otherwise, it will recognize compensation cost over the longer service period. Compensation cost for the majority of the outstanding restricted share awards is being recognized over the longer performance period as it is not probable the performance condition will be met. The restricted share award grants were valued at the stock price on the date of grant. Pre-tax compensation expense related to the restricted share awards was $0.5 million and $0.4 million for the three-month periods ended December 31, 2008 and 2007, respectively.

     The following summary presents information regarding outstanding restricted share awards as of December 31, 2008 and changes during the three-month period then ended:


                                                                  Weighted
                                                       Shares    Avg. Price
                                                       ------    ----------

     Nonvested at October 1, 2008                     202,895      $41.15
     Granted                                           93,834      $37.39
                                                       ------      ------
     Nonvested at December 31, 2008                   296,729      $39.96
                                                      =======      ======


     Non-Employee Directors Plan
     ---------------------------

     Pursuant to the non-employee directors compensation plan, each non-employee director receives a retainer of 800 common shares per quarter. Pre-tax compensation expense related to the non-employee director grants was $0.2 million and $0.2 million for the three-month periods ended December 31, 2008 and 2007, respectively.

     The total share-based compensation cost that has been recognized in results of operations and included within SG&A was $1.0 million and $1.2 million for the three-month periods ended December 31, 2008 and 2007, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million and $0.3 million for the three-month periods ended December 31, 2008 and 2007. As of December 31, 2008, there was $10.6 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.7 years.


4.    INVENTORIES

     Inventories from continuing operations consist of the following (in thousands):

                                                    December 31,   September 30,
                                                        2008            2008
                                                        ----            ----

     Finished goods                                    $  27,328      20,590
     Work in process, including long- term                17,542      15,736
     contracts
     Raw materials                                        31,030      30,636
                                                          ------      ------
          Total inventories                            $  75,900      66,962
                                                          ======      ======



5.  COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended December 31, 2008 and 2007 was $2.8 million and $3.8 million, respectively. For the three-month period ended December 31, 2008, the Company's comprehensive income was negatively impacted by foreign currency translation adjustments and changes in the interest rate swap totaling $3.0 million. For the three-month period ended December 31, 2007, the Company's comprehensive income was positively impacted by foreign currency translation adjustments and changes in the interest rate swap totaling $1.0 million.


6.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in three segments: Utility Solutions Group (USG), R. F. Shielding and Test (Test) and Filtration/Fluid Flow (Filtration). The USG segment's operations consist primarily of: Aclara Power-Line Systems Inc. (Aclara PLS), Aclara RF Systems Inc. (Aclara RF), Aclara Software, Doble Engineering Company (Doble) and Comtrak Technologies, L.L.C. (Comtrak). The Aclara companies are suppliers of special purpose fixed network communications systems for electric, gas and water utilities, including hardware and software to support advanced metering applications. Doble provides high-end, diagnostic test solutions for the electrical power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment. Test segment operations consist of ETS-Lindgren L.P. (ETS) and Lindgren R.F. Enclosures, Inc. (Lindgren). The Test segment is principally involved in the design and manufacture of EMC test equipment, test chambers, and electromagnetic absorption materials. The Filtration segment's operations consist of: PTI Technologies Inc. (PTI), VACCO Industries (VACCO) and TekPackaging LLC. PTI and VACCO develop and manufacture a wide range of filtration products and are leading suppliers of filters to the commercial and defense aerospace, satellite and industrial markets.

     Management evaluates and measures the performance of its operating segments based on "Net Sales" and "EBIT", which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.


            (In thousands)             Three Months ended
                                          December 31,
                                          ------------

      NET SALES                        2008            2007
      ---------                        ----            ----
      USG                           $ 90,015          79,309
      Test                            35,489          32,065
      Filtration                      23,667          23,583
                                      ------          ------
      Consolidated totals           $149,171         134,957
                                    ========         =======
      EBIT
      ----
      USG                           $ 10,525          13,408
      Test                             3,234           1,990
      Filtration                       2,863           3,649
      Corporate (loss)                (5,682)         (4,995)
                                      ------          ------
      Consolidated EBIT               10,940          14,052
      Less: Interest expense          (2,619)         (1,359)
                                      ------          ------
      Earnings before income
      taxes                         $  8,321          12,693
                                      ======          ======

7.   DEBT
     The Company's debt is summarized as follows:

      (In thousands)                                December 31,   September 30,
                                                        2008            2008
                                                        ----            ----
     Revolving credit facility, including current
     portion                                         $215,573         233,650
     Current portion of long-term debt                (50,000)        (50,000)
                                                      -------         -------
     Total long-term debt, less current portion      $165,573         183,650
                                                     ========         =======

     At December 31, 2008, the Company had approximately $108.0 million available to borrow under the credit facility, plus a $50.0 million increase option, in addition to $28.4 million cash on hand. At December 31, 2008, the Company had $215.6 million of outstanding borrowings under the credit facility and outstanding letters of credit of $6.7 million. The Company classified $50 million as the current portion on long-term debt as of December 31, 2008, as the Company intends to repay this amount within the next twelve months, however, the Company has no contractual obligation to repay during the next twelve months.

     The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 15 to 25 basis points per annum on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company's election. The facility is secured by the unlimited guaranty of the Company's material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries' share equity. The financial covenants of the credit facility include a leverage ratio and an interest coverage ratio.

8.   INCOME TAX EXPENSE

     The first quarter 2009 effective income tax rate for continuing operations was 30.1% compared to 37.7% in the first quarter of 2008. On October 3, 2008, the President of the United States signed into law the Tax Extenders and Alternative Minimum Tax Relief Act of 2008. Accordingly, the first quarter 2009 income tax was favorably impacted by an additional $0.7 million, net, research credit for fiscal 2008, reducing the 2009 first quarter effective income tax rate by 8.3%. The Company estimates the annual effective tax rate for fiscal 2009 to be approximately 36%.

     During the fourth quarter of 2008, the Internal Revenue Service commenced examination of the Company's U.S. Federal income tax return for the periods ended September 30, 2003 through September 30, 2006 (fiscal 2003-2006). It is reasonably possible that the fiscal 2003-2006 U.S. audit cycle will be completed within the next twelve months, which could result in a decrease in the Company's balance of unrecognized tax benefits. However, an estimate of a range cannot be determined at this time. Various state tax years from 2003 through 2007 remain subject to income tax examinations. The Company is subject to income tax in many jurisdictions outside the United States, none of which is individually material to the Company's financial position, statement of cash flows, or results of operations.

9.   RETIREMENT PLANS

     A summary of net periodic benefit expense for the Company's defined benefit plans for the three-month periods ended December 31, 2008 and 2007 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

                                   Three Months Ended
                                      December 31,
                                      ------------
     (In thousands)                 2008       2007
     --------------                 ----       ----
     Defined benefit plans
       Interest cost                $713        713
       Expected return on assets    (738)      (738)
       Amortization of:
             Prior service cost        4          4
          Actuarial loss              52         86
                                     ---        ---
     Net periodic benefit cost      $ 31         65
                                     ===        ===

10.  DERIVATIVE FINANCIAL INSTRUMENTS

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the first quarter of 2008, the Company entered into a two-year amortizing interest rate swap to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. The swap notional amount for the first year was $175 million amortizing to $100 million in the second year. All derivative instruments are reported on the balance sheet at fair value. The derivative instrument is designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. Including the impact of interest rate swaps outstanding, the interest rates on approximately 50% of the Company's total borrowings were effectively fixed as of December 31, 2008.

     The following is a summary of the notional transaction amounts and fair values for the Company's outstanding derivative financial instruments as of December 31, 2008.

                                             Average
                                  Notional   Receive    Average
     (In thousands)               Amount     Rate       Pay Rate    Fair Value
                                  ------     ----       --------    ----------

     Interest rate swaps         $100,000    2.19%       3.99%     ($2,600)




11.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, "Business Combinations" (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted.

     In February 2008, the FASB released FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which delayed for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangible assets with indefinite lives and certain other items. The adoption of SFAS 157 with respect to the Company's non-financial assets and liabilities will be effective October 1, 2009, and is not expected to have a significant effect on the Company's financial position or results of operations.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of SFAS 161 is not expected to have a material impact on the Company's financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company's results from continuing operations, except where noted. The Filtertek businesses (excluding TekPackaging) were sold during fiscal 2008 and are accounted for as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Filtertek businesses are reflected as discontinued operations in the financial statements and related notes for all periods shown. References to the first quarters of 2009 and 2008 represent the fiscal quarters ended December 31, 2008 and 2007, respectively.

NET SALES

Net sales increased $14.2 million, or 10.5%, to $149.2 million for the first quarter of 2009 from $135.0 million for the first quarter of 2008 mainly due to the impact of a full quarter of Doble's operations versus one month in the prior year's first quarter. The Company acquired Doble on November 30, 2007.

-Utility Solutions Group
------------------------

Net sales increased $10.7 million, or 13.5%, to $90.0 million for the first quarter of 2009 from $79.3 million for the first quarter of 2008. The sales increase in the first quarter of 2009 as compared to the prior year quarter was primarily due to: an increase of $13.8 million from Doble reflecting the impact of a full quarter of operations versus one month in the prior year first quarter; a $20.8 million increase in sales from Aclara RF primarily due to higher gas product Advanced Metering Infrastructure (AMI) deliveries at Pacific Gas & Electric (PG&E) and the shipment of additional water AMI products; partially offset by a $27.1 million decrease in sales at Aclara PLS driven mainly by a decrease in sales to PG&E. In the first quarter of 2008, the Company recorded revenue of $20.5 million representing the cumulative effect of the recognition of deferred revenue related to the hardware shipments to PG&E to date, as TWACS NG 3.0 was delivered to PG&E in December 2007.

-Test
-----

For the first quarter of 2009, net sales of $35.5 million were $3.4 million, or 10.6%, higher than the $32.1 million of net sales recorded in the first quarter of 2008. The sales increase in the first quarter of 2009 as compared to the prior year quarter was mainly due to: a $2.1 million increase in net sales from the segment's Asian operations due to an increase in large chamber deliveries to the international wireless and electronics end-markets; and a $1.1 million increase in net sales from the segment's U.S. operations driven by the timing of domestic chamber deliveries.

-Filtration
-----------

Net sales increased $0.1 million to $23.7 million for the first quarter of 2009 from $23.6 million of net sales for the first quarter of 2008. The sales increase during the fiscal quarter ended December 31, 2008 as compared to the prior year quarter was mainly due to: a $2.2 million increase in sales at VACCO driven by higher military / defense aircraft product shipments; partially offset by a $2.2 million decrease in net sales at PTI due to lower commercial aerospace shipments resulting from the impact of a Boeing strike during the quarter.



ORDERS AND BACKLOG

Backlog was $258.8 million at December 31, 2008 compared with $266.8 million at September 30, 2008. The Company received new orders totaling $141.1 million in the first quarter of 2009 compared to $130.4 million in the prior year quarter. New orders of $86.5 million were received in the first quarter of 2009 related to USG products, $29.9 million related to Test products, and $24.7 million related to Filtration products. New orders of $67.3 million were received in the first quarter of 2008 related to USG products, $33.3 million related to Test products, and $29.8 million related to Filtration products. The Company received orders totaling $28.8 million and $14.2 million from PG&E during the three-month periods ended December 31, 2008 and 2007, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $4.7 million and $3.6 million for the three-month periods ended December 31, 2008 and 2007, respectively. Amortization of intangible assets for the three-month periods ended December 31, 2008 and 2007 included $1.2 million and $0.7 million, respectively, of amortization of acquired intangible assets related to recent acquisitions. The amortization of these acquired intangible assets are included in Corporate's operating results; see "EBIT - Corporate". The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses). During the three-month periods ended December 31, 2008 and 2007, the Company recorded $2.9 million and $2.3 million, respectively, of amortization related to Aclara PLS TWACS NG software.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the first quarter of 2009 were $40.1 million (26.9% of net sales), compared with $33.5 million (24.8% of net sales) for the prior year quarter. The $6.6 million increase in SG&A spending in the fiscal quarter ended December 31, 2008 as compared to the prior year quarter was primarily due to a $5.5 million increase in SG&A expenses related to Doble, reflecting a full quarter of SG&A expenses versus one month in the prior year's first quarter.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $10.9 million (7.3% of net sales) for the first quarter of 2009 and $14.1 million (10.4% of net sales) for the first quarter of 2008. The decrease in EBIT for the first quarter of 2009 as compared to the prior year quarter is primarily due to the decrease in margins at Aclara PLS within the Utility Solutions Group segment.

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

                                      Three Months ended
(In thousands)                           December 31,
                                         ------------
                                       2008           2007
                                       ----           ----
Consolidated EBIT                    $10,940         14,052
Less: Interest expense, net           (2,619)        (1,359)
Less: Income tax expense              (2,501)        (4,788)
                                      ------         ------
Net earnings from
continuing operations                $ 5,820          7,905
                                      ======         ======

-Utility Solutions Group (USG)
------------------------------

EBIT in the first quarter of 2009 was $10.5 million (11.7% of net sales) compared to $13.4 million (16.9% of net sales) in the prior year quarter. The $2.9 million decrease in EBIT in the first quarter of 2009 as compared to the prior year quarter was mainly due to a significant decrease in EBIT at Aclara PLS resulting from lower sales to PG&E as described above; additional TWACS NG software amortization; and additional costs to support business development efforts related to the pursuit of international AMI market opportunities. All of the other operating units within the USG segment had increases in EBIT dollars as a result of the sales increases noted above. Aclara RF's EBIT dollars increased 70% as compared to the prior year first quarter, in spite of being negatively impacted by $0.8 million of additional design and development costs related to its RF electric AMI product.

-Test
-----

EBIT in the first quarter of 2009 was $3.2 million (9.1% of net sales) as compared to $2.0 million (6.2% of net sales) in the prior year quarter. EBIT increased $1.2 million as compared to the prior year quarter mainly due to the sales increases in the current quarter; favorable changes in sales mix; and rigorous cost controls. EBIT dollars increased in the segment's U.S. operations, European operations and Asian operations as compared to the prior year first quarter.

-Filtration
-----------

EBIT was $2.9 million (12.1% of net sales) and $3.6 million (15.5% of net sales) in the first quarters of 2009 and 2008, respectively. For the first quarter of 2009 as compared to the prior year quarter, EBIT decreased $0.7 million due to lower sales at PTI described above; additional research and development costs; and bid and proposal costs related to the pursuit of a significant number of space related projects at VACCO.

-Corporate
----------

Corporate costs included in EBIT were $5.7 million and $5.0 million for the three-month periods ended December 31, 2008 and 2007, respectively. The increase in Corporate costs in the first quarter of 2009 as compared to the prior year quarter was primarily due to a $0.5 million increase in amortization expense related to acquired intangible assets recorded at Corporate. Corporate costs included $1.2 million and $0.7 million of pretax amortization of acquired intangible assets for the three-month periods ended December 31, 2008 and 2007, respectively. Corporate costs included $1.0 million and $1.2 million of pretax stock compensation expense for the three-month periods ended December 31, 2008 and 2007, respectively.

INTEREST EXPENSE, NET

Interest expense was $2.6 million and $1.4 million for the three-month periods ended December 31, 2008 and 2007, respectively. The increase in interest expense in the first quarter of 2009 as compared to the prior year period is due to the outstanding borrowings under the revolving credit facility.

INCOME TAX EXPENSE

The first quarter 2009 effective income tax rate for continuing operations was 30.1% compared to 37.7% in the first quarter of 2008. On October 3, 2008, the President of the United States signed into law the Tax Extenders and Alternative Minimum Tax Relief Act of 2008. Accordingly, the first quarter 2009 income tax was favorably impacted by an additional $0.7 million, net, research credit for fiscal 2008, reducing the 2009 first quarter effective income tax rate by 8.3%. The Company estimates the annual effective tax rate for fiscal 2009 to be approximately 36%.

There was no material change in the unrecognized tax benefits of the Company during the three months ended December 31, 2008. The Company anticipates a $0.3 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of lapses of the applicable statute of limitations.

During the fourth quarter of 2008, the Internal Revenue Service commenced examination of the Company's U.S. Federal income tax return for the periods ended September 30, 2003 through September 30, 2006 (fiscal 2003-2006). It is reasonably possible that the fiscal 2003-2006 U.S. audit cycle will be completed within the next twelve months, which could result in a decrease in the Company's balance of unrecognized tax benefits. However, an estimate of a range cannot be determined at this time. Various state tax years from 2003 through 2007 remain subject to income tax examinations. The Company is subject to income tax in many jurisdictions outside the United States, none of which is individually material to the Company's financial position, statement of cash flows, or results of operations.


CAPITAL RESOURCES AND LIQUIDITY

Working capital from continuing operations (current assets less current liabilities) decreased to $91.8 million at December 31, 2008 from $102.0 million at September 30, 2008. Accounts receivable decreased by $29.1 million in the first quarter of 2009, of which approximately $16 million related to the USG segment driven by significant collections; $7.0 million related to the Test segment; and $6.0 million related to the Filtration segment. Inventories increased by $8.9 million in the first quarter of 2009 primarily related to an increase of approximately $7.0 million in the USG segment to meet forecasted demand for the remainder of 2009.

Net cash provided by operating activities from continuing operations was $21.1 million and $9.6 million for the three-month periods ended December 31, 2008 and 2007, respectively. The increase is mainly due to a decrease in operating working capital requirements.

Capital expenditures from continuing operations were $2.0 million and $4.5 million in the first quarter of fiscal 2009 and 2008, respectively. The decrease in the first quarter of 2009 as compared to the prior year period is mainly due to expenditures of $2.7 million for the ETS Austin facility expansion which occurred in the first quarter of 2008.

Credit facility
---------------

At December 31, 2008, the Company had approximately $108.0 million available to borrow under the credit facility, plus a $50.0 million increase option, in addition to $28.4 million cash on hand. At December 31, 2008, the Company had $215.6 million of outstanding borrowings under the credit facility and outstanding letters of credit of $6.7 million. The Company classified $50.0 million as the current portion on long-term debt as of December 31, 2008, as the Company intends to repay this amount within the next twelve months, however, the Company has no contractual obligation to repay during the next twelve months. Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

Pacific Gas & Electric
----------------------

Refer to "Pacific Gas & Electric" in "Management's Discussion and Analysis" appearing in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for further discussion about the Company's contracts with PG&E.




CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company's financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008 at Exhibit 13.


OTHER MATTERS

Contingencies
-------------

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R,  "Business  Combinations" (SFAS
141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted.

In February 2008, the FASB released FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which delayed for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangible assets with indefinite lives and certain other items. The adoption of SFAS 157 with respect to the Company's non-financial assets and liabilities will be effective October 1, 2009, and is not expected to have a significant effect on the Company's financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of SFAS 161 is not expected to have a material impact on the Company's financial position or results of operations.


FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include, but are not limited to, those relating to the estimates or projections made in connection with the Company's accounting policies, timing and amount of repayment of debt, annual effective tax rate, the reduction in the amount of unrecognized tax benefits over the next twelve months, the impact of SFAS 157 and SFAS 161, outcome of current claims and litigation, future cash flow, capital requirements and operational needs for the foreseeable future, and the results of tax audits. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: the risk factors described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008, the effect of the American Recovery and Reinvestment Act of 2009, actions by PG&E impacting PG&E's AMI projects, the Company's successful performance of large AMI contracts; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; material changes in the costs of certain raw materials including steel and copper; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company's successful execution of internal operating plans and integration of newly acquired businesses.






ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the first quarter of 2008, the Company entered into a two-year amortizing interest rate swap to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. The swap notional amount for the first year was $175 million amortizing to $100 million in the second year. All derivative instruments are reported on the balance sheet at fair value. The derivative instrument is designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. Including the impact of interest rate swaps outstanding, the interest rates on approximately 50% of the Company's total borrowings were effectively fixed as of December 31, 2008.

The following is a summary of the notional transaction amounts and fair values for the Company's outstanding derivative financial instruments by as of December 31, 2008.

                                             Average
                                  Notional   Receive    Average
     (In thousands)               Amount     Rate       Pay Rate    Fair Value
                                  ------     ----       --------    ----------

     Interest rate swaps           $100,000  2.19%        3.99%     ($2,600)

In addition, the Company pays 75bps spread on its outstanding debt. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for further discussion about market risk.

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


PART II.      OTHER INFORMATION


ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2008, the Company's Board of Directors authorized an open market common stock repurchase program of the Company's shares in a value not to exceed $30 million, subject to market conditions and other factors, which covers the period through September 30, 2009. There were no stock repurchases during the three-month period ended December 31, 2008.


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



        3.3      Articles of Merger          Incorporated by reference to
                 effective July 10, 2000     Form 10-Q for the fiscal
                                             quarter ended June 30, 2000,
                                             at Exhibit 3(c)

        3.4      Bylaws, as amended and      Incorporated by reference to
                 restated as of July 10,     Form 10-K for the fiscal
                 2000                        year ended September 30,
                                             2003, at Exhibit 3.4

        3.5      Amendment to Bylaws         Incorporated by reference to
                 effective as of             Form 10-Q for the fiscal
                 February 2, 2007            quarter ended December 31,
                                             2006, at Exhibit 3.5

        3.6      Amendment to Bylaws         Incorporate by reference to
                 effective as of             Current Report on Form 8-K
                 November 9, 2007            dated November 12, 2007 at
                                             Exhibit 3.1

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


        *31.1     Certification of Chief
                  Executive Officer
                  relating to Form 10-Q
                  for period ended
                  December 31, 2008

        *31.2     Certification of Chief
                  Financial Officer
                  relating to Form 10-Q
                  for period ended
                  December 31, 2008

        *32       Certification of Chief
                  Executive Officer and
                  Chief Financial
                  Officer relating to
                  Form 10-Q for period
                  ended December 31, 2008

* Denotes filed or furnished herewith.


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





Dated:   February 9, 2009