Form 10-Q
period 2009-03-31
ESCO TECHNOLOGIES INC
filed 2009-05-08
CIK 866706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Yes    X    No
    ------     ------

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes          No
   ------       ------
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   X         Accelerated filer
                        -----                         -----
Non-accelerated filer               Smaller reporting company
                        -----                                 -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No  X
    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at April 30, 2009
--------------------------------------           -----------------------------
Common stock, $.01 par value per share                26,208,772 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                     (Dollars in thousands, except per share amounts)

                                                     Three Months Ended
                                                         March 31,
                                                         ---------



                                                  2009           2008
                                                  ----           ----


Net sales                                       $ 154,156        134,400
Costs and expenses:
   Cost of sales                                   92,226         77,889
   Selling, general and administrative             38,237         38,535
     expenses
   Amortization of intangible assets                4,985          4,467
   Interest expense, net                            1,756          3,172
   Other expenses (income), net                       357           (136)
                                                  -------        -------
      Total costs and expenses                    137,561        123,927

Earnings before income taxes                       16,595         10,473
Income tax expense                                  5,990          3,912
                                                    -----          -----

Net earnings from continuing operations            10,605          6,561

Loss from discontinued operations, net of
tax   benefit of $101 and $292, respectively         (177)          (479)
Loss on sale from discontinued operations,
net of tax benefit of $905                            (32)             -
                                                   ------          ------
   Net loss from discontinued operations             (209)           (479)
                                                   ------          ------
   Net earnings                                 $  10,396           6,082
                                                =========           =====

Earnings per share:
   Basic - Continuing operations                $    0.41            0.25
              - Discontinued operations             (0.01)          (0.01)
                                                    -----           -----
              - Net earnings                    $    0.40            0.24
                                                     ====            ====

   Diluted - Continuing operations              $    0.40            0.25
               - Discontinued operations            (0.01)          (0.02)
                                                    -----           -----
                - Net earnings                  $    0.39            0.23
                                                =========            ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                      Six Months Ended
                                                         March 31,
                                                         ---------


                                                  2009           2008
                                                  ----           ----


Net sales                                       $ 301,513        269,672
Costs and expenses:
   Cost of sales                                  184,842        162,071
   Selling, general and administrative             77,519         70,986
     expenses
   Amortization of intangible assets                9,587          7,933
   Interest expense, net                            4,374          4,529
   Other expenses (income), net                       244           (350)
                                                  -------        -------
      Total costs and expenses                    276,566        245,169

Earnings before income taxes                       24,947         24,503
Income tax expense                                  8,502          9,208
                                                    -----          -----
Net earnings from continuing operations            16,445         15,295

Loss from discontinued operations, net of
  tax benefit of $112 and $1,125, respectively       (197)        (1,423)
Loss on sale from discontinued operations,
  net of tax benefit of $905 and expense of
  $4,809, respectively                                (32)        (4,974)
                                                      ---         ------
   Net loss from discontinued operations             (229)        (6,397)
                                                     ----         ------
  Net earnings                                 $   16,216          8,898

Earnings per share:
   Basic - Continuing operations               $     0.63           0.59
              - Discontinued operations             (0.01)         (0.25)
                                                    -----          -----
              - Net earnings                   $     0.62           0.34
                                                     ====           ====

   Diluted - Continuing operations             $     0.62           0.58
              - Discontinued operations             (0.01)         (0.24)
                                                    -----          -----
                - Net earnings                 $     0.61           0.34
                                                     ====           ====
See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                   March 31,   September 30,
                                                     2009          2008
                                                     ----          ----
ASSETS                                            (Unaudited)
Current assets:
    Cash and cash equivalents                   $ 26,600             28,667
    Accounts receivable, net                     121,156            134,710
    Costs and estimated earnings on long-term
      contracts, less progress billings of
      $34,568 and $34,978, respectively            4,239              9,095
    Inventories                                   81,868             65,019
    Current portion of deferred tax assets        14,540             15,368
    Other current assets                          17,215             14,888
    Current assets from discontinued
      operations                                       -               2,889
                                                 -------             -------
       Total current assets                      265,618             270,636


Property, plant and equipment, net                69,774              72,353
Goodwill                                         329,659             328,878
Intangible assets, net                           227,690             236,192
Other assets                                      17,565              17,665
Other assets from discontinued operations             -                2,349
                                                 -------             -------
Total assets                                    $910,306             928,073
                                                ========             =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current portion
      of long-term debt                         $ 50,000             50,000
    Accounts payable                              43,768             48,982
    Advance payments on long-term contracts,
      less costs incurred of $21,704 and
      $7,880, respectively                         6,122              7,467
    Accrued salaries                              17,039             20,409
    Current portion of deferred revenue           18,386             18,226
    Accrued other expenses                        21,370             22,058
    Current liabilities from discontinued
      operations                                       -              1,541
                                                  -------           -------
       Total current liabilities                  156,685           168,683
Long-term portion of deferred revenue               2,087             2,228
Pension obligations                                10,547            12,172
Deferred tax liabilities                           83,167            83,515
Other liabilities                                   9,695             9,588
Long-term debt, less current portion              165,504           183,650
                                                  -------           -------
       Total liabilities                          427,685           459,836

Shareholders' equity:
    Preferred stock, par value $.01 per share,
      authorized 10,000,000 shares                      -                 -
    Common stock, par value $.01 per share,
      authorized 50,000,000 shares, issued
      29,567,818 and 29,465,154 shares,
      respectively                                    296               295
    Additional paid-in capital                    257,366           254,240
    Retained earnings                             289,686           273,470
    Accumulated other comprehensive (loss)
      income, net of tax                           (4,566)              556
                                                   ------           -------
                                                  542,782           528,561

    Less treasury stock, at cost: 3,365,046 and
      3,375,106 common shares, respectively       (60,161)          (60,324)
                                                  -------           -------
       Total shareholders' equity                 482,621           468,237
                                                  -------           -------
Total liabilities and shareholders' equity       $910,306           928,073
                                                 ========           =======


See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                                                         Six Months Ended
                                                              March 31,
                                                              ---------

                                                           2009          2008
                                                           ----          ----
Cash flows from operating activities:
    Net earnings                                        $ 16,216         8,898
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Net loss from discontinued operations                 229         6,397
       Depreciation and amortization                      15,108        12,462
       Stock compensation expense                          2,097         2,326
       Changes in current assets and liabilities         (11,413)        2,615
       Effect of deferred taxes                           (1,074)        6,201
       Other                                              (1,242)         (777)
                                                          ------          ----
          Net cash provided by operating activities-
              continuing operations                       19,921        38,122
                                                          ------        ------
          Net loss from discontinued operations,
              net of tax                                    (229)       (6,397)
          Net cash provided by discontinued operations        39          (416)
                                                          ------        ------
             Net cash used by operating activities-
                 discontinued operations                    (190)       (6,813)
                                                            ----        ------
          Net cash provided by operating activities       19,731        31,309
                                                          ------        ------
Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired            -      (328,829)
    Proceeds from sale of marketable securities                -         4,966
    Additions to capitalized software                     (2,487)       (8,004)
    Capital expenditures - continuing operations          (3,116)       (8,673)
                                                          ------        ------
          Net cash used by investing activities-
              continuing  operations                      (5,603)     (340,540)
    Capital expenditures - discontinued operations             -        (1,140)
    Proceeds from divestiture of business, net-
       discontinued operations                             3,100        74,370
                                                           -----        ------
       Net cash  provided by investing activities-
          discontinued operations                          3,100        73,230
                                                           -----        ------
    Net cash used by investing activities                 (2,503)     (267,310)
                                                          ------      --------
Cash flows from financing activities:
    Proceeds from long-term debt                          27,000       275,197
    Principal payments on long-term debt                 (45,146)      (24,723)
    Debt issuance costs                                        -        (2,965)
    Proceeds from exercise of stock options                1,164         2,209
    Other                                                    592          (112)
    Net decrease in short-term borrowings - discontinued
       operations                                              -        (2,844)
                                                           -----        ------
       Net cash (used) provided by financing activities  (16,390)      246,762
Effect of exchange rate changes on cash and cash
   equivalents                                            (2,905)        1,574
                                                          ------        ------
Net(decrease) increase in cash and cash equivalents       (2,067)       12,335
Cash and cash equivalents, beginning of period            28,667        18,638
                                                          ------        ------
Cash and cash equivalents, end of period             $    26,600        30,973
                                                          ======        ======

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

The Company's business is typically not impacted by seasonality: however, the results for the three-month period ended March 31, 2009 are not necessarily indicative of the results for the entire 2009 fiscal year. References to the second quarters of 2009 and 2008 represent the fiscal quarters ended March 31, 2009 and 2008, respectively.

Certain assets of Comtrak Technologies, LLC (Comtrak) were sold during the second quarter of fiscal 2009. Comtrak is accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS
144)." In addition, the Filtertek businesses (excluding TekPackaging LLC) were sold during fiscal 2008 and are accounted for as discontinued operations in accordance with SFAS 144.

2.   DIVESTITURE

On March 13, 2009, the Company completed the sale of certain assets of Comtrak for $3.1 million, net, of cash (referred to as the "Comtrak sale"). The Comtrak business is reflected as a discontinued operation in the financial statements and related notes for all periods presented. Comtrak's operations were previously included within the Company's Utility Solutions Group segment. A pretax loss of $0.9 million related to the Comtrak sale is reflected in the Company's fiscal 2009 second quarter results in discontinued operations. Comtrak's net sales were $1.6 million and $3.4 million for the three and six-month periods ended March 31, 2009, respectively. Comtrak's net sales were $0.5 million for the six-month period ended March 31, 2008. The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheet at September 30, 2008 are not significant and, therefore, will not be disclosed separately.

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

                                Three Months Ended       Six Months Ended
                                     March 31,              March 31,
                                     ---------              ---------

                                  2009       2008        2009        2008
                                  ----       ----        ----        ----

     Weighted Average Shares
     Outstanding - Basic          26,177     25,847      26,143    25,803
     Dilutive Options and
     Restricted Shares               293        403         301       424
                                     ---        ---         ---       ---

     Adjusted Shares- Diluted     26,470     26,250      26,444    26,227
                                  ======     ======      ======    ======



Options to purchase 609,091 shares of common stock at prices ranging from $35.69
- $54.88 and options to purchase 554,842 shares of common stock at prices ranging from $35.69 - $54.88 were outstanding during the three month periods ended March 31, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014. Approximately 218,000 and 168,000 restricted shares were excluded from the computation of diluted EPS based upon the application of the treasury stock method for the three-month period ended March 31, 2009 and 2008, respectively.

4.   SHARE-BASED COMPENSATION

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

     The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for the periods indicated are noted below. Expected volatility is based on historical volatility of ESCO's stock calculated over the expected term of the option. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the six-month period ended March 31, 2009: expected dividend yield of 0%; expected volatility of 39.2%; risk-free interest rate of 1.9%; and expected term of 3.8 years. Pretax compensation expense related to the stock option awards was $0.3 million and $0.8 million for the three and six-month periods ended March 31, 2009, respectively, and $0.5 million and $1.2 million for the respective prior year periods.

     Information regarding stock options awarded under the option plans is as follows:



                                                    Aggregate      Weighted
                                                    Intrinsic         Avg.
                                         Weighted     Value        Remaining
                                           Avg.        (in        Contractual
                            Shares         Price      millions)      Life

     Outstanding at
       October 1, 2008      1,139,201      $30.40
     Granted                  128,300      $37.42
     Exercised               (116,537)     $13.08      $   2.5
     Cancelled                (31,883)     $45.23
                              -------      ------
     Outstanding at
       March 31, 2009       1,119,081      $32.60      $   9.8        2.2 years
                            =========      ======      =======

     Exercisable at
       March 31, 2009         896,543      $30.51      $   9.6
                              =======      ======      =======

     The weighted-average grant-date fair value of options granted during the six-month periods ended March 31, 2009 and 2008 was $12.09 and $10.98, respectively.

     Performance-accelerated Restricted Share Awards
     -----------------------------------------------

     The performance-accelerated restricted shares (restricted shares) vest over five years with accelerated vesting if certain performance targets are achieved. In these cases, if it is probable that the performance condition will be met, the Company recognizes compensation cost on a straight-line basis over the shorter performance period; otherwise, it will recognize compensation cost over the longer service period. Compensation cost for the majority of the outstanding restricted share awards is being recognized over the longer performance period as it is not probable the performance condition will be met. The restricted share award grants were valued at the stock price on the date of grant. Pretax compensation expense related to the restricted share awards was $0.6 million and $1.1 million for the three and six-month periods ended March 31, 2009, respectively, and $0.4 million and $0.9 million for the respective prior year periods.

     The following summary presents information regarding outstanding restricted share awards as of March 31, 2009 and changes during the six-month period then ended:


                                                                  Weighted
                                                       Shares    Avg. Price
                                                       ------    ----------

     Nonvested at October 1, 2008                     202,895      $41.15
     Granted                                           98,459      $37.35
                                                       ------      ------
     Nonvested at March 31, 2009                      301,354      $39.91
                                                      =======      ======

     Non-Employee Directors Plan
     ---------------------------

     Pursuant to the non-employee directors compensation plan, each non-employee director receives a retainer of 800 common shares per quarter. Pretax compensation expense related to the non-employee director grants was $0.2 million and $0.4 million for the three and six-month periods ended March 31, 2009, respectively, and $0.2 million and $0.3 million for the respective prior year periods.

     The total share-based compensation cost that has been recognized in results of operations and included within SG&A was $1.1 million and $2.1 million for the three and six-month periods ended March 31, 2009, respectively, and $1.1 million and $2.4 million for the three and six-month periods ended March 31, 2008, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million and $0.7 million for the three and six-month periods ended March 31, 2009, respectively, and $0.3 million and $0.6 million for the three and six-month periods ended March 31, 2008, respectively. As of March 31, 2009, there was $9.8 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.6 years.

5.    INVENTORIES

     Inventories from continuing operations consist of the following (in thousands):

                                                      March 31,    September 30,
                                                        2009            2008
                                                        ----            ----

     Finished goods                                    $  31,631        19,866
     Work in process, including long-term contracts       20,318        15,736
     Raw materials                                        29,919        29,417
                                                          ------        ------
          Total inventories                            $  81,868        65,019
                                                       =========        ======

6.  COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended March 31, 2009 and 2008 was $8.3 million and $4.4 million, respectively. Comprehensive income for the six-month periods ended March 31, 2009 and 2008 was $11.1 million and $8.2 million, respectively. For the six-month period ended March 31, 2009, the Company's comprehensive income was negatively impacted by foreign currency translation adjustments and interest rate swaps totaling $5.1 million. For the six-month period ended March 31, 2008, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of $1.6 million and negatively impacted by interest rate swaps of $2.3 million.

7.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in three segments: Utility Solutions Group (USG), RF Shielding and Test (Test) and Filtration/Fluid Flow (Filtration). The USG segment's operations consist primarily of: Aclara Power-Line Systems Inc. (Aclara PLS), Aclara RF Systems Inc. (Aclara RF), Aclara Software, and Doble Engineering Company (Doble). The Aclara companies are suppliers of special purpose fixed network communications systems for electric, gas and water utilities, including hardware and software to support advanced metering applications. Doble provides high-end, diagnostic test solutions for the electrical power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment. Test segment operations consist of ETS-Lindgren L.P. (ETS) and Lindgren R.F. Enclosures, Inc. (Lindgren). The Test segment is principally involved in the design and manufacture of electromagnetic compatability test equipment, test chambers, and electromagnetic absorption materials. The Filtration segment's operations consist of: PTI Technologies Inc.
     (PTI), VACCO Industries (VACCO) and TekPackaging LLC. PTI and VACCO develop and manufacture a wide range of filtration products and are leading suppliers of filters to the commercial and defense aerospace, satellite and industrial markets.

     Management evaluates and measures the performance of its operating segments based on "Net Sales" and "EBIT", which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.

            (In thousands)             Three Months ended    Six Months ended
                                            March 31,           March 31,
                                            ---------           ---------

      NET SALES                    2009      2008           2009        2008
      ---------                    ----      ----           ----        ----
      USG                       $ 94,065    73,812         182,266     153,436
      Test                        33,713    33,496          69,202      65,561
      Filtration                  26,378    27,092          50,045      50,675
                                  ------    ------          ------      ------
      Consolidated totals       $154,156   134,400         301,513     269,672
                                ========   =======         =======     =======
      EBIT
      ----
      USG                       $ 16,138    11,222          26,693      25,965
      Test                         3,748     2,742           6,982       4,732
      Filtration                   4,227     4,913           7,090       8,562
      Corporate (loss)            (5,762)   (5,232)        (11,444)    (10,227)
                                  ------    ------         -------     -------
      Consolidated EBIT           18,351    13,645          29,321      29,032
      Less: Interest expense      (1,756)   (3,172)         (4,374)     (4,529)
                                  ------    ------          ------      ------
      Earnings before income
      taxes                     $ 16,595    10,473           24,947     24,503
                                  ======    ======           ======     ======

8.   DEBT
     The Company's debt is summarized as follows:

      (In thousands)                                March 31,     September 30,
                                                     2009            2008
                                                     ----            ----
     Revolving credit facility, including current
        portion                                    $215,504         233,650
     Current portion of long-term debt              (50,000)        (50,000)
                                                    -------         -------
     Total long-term debt, less current portion    $165,504         183,650
                                                   ========         =======

     At March 31, 2009, the Company had $184.6 million available to borrow comprised of: approximately $108.0 million available under the credit facility, plus a $50.0 million increase option, in addition to $26.6 million cash on hand. At March 31, 2009, the Company had $215.5 million of outstanding borrowings under the credit facility and outstanding letters of credit of $7.0 million. The Company classified $50 million as the current portion on long-term debt as of March 31, 2009, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.

     The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 15 to 25 basis points per annum on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company's election. The facility is secured by the unlimited guaranty of the Company's material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries' share equity. The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio.

9.   INCOME TAX EXPENSE

     The second quarter 2009 effective income tax rate for continuing operations was 36.1% compared to 37.4% in the second quarter of 2008. The effective income tax rate from continuing operations in the first six months of 2009 was 34.1% compared to 37.6% in the prior year period. The decrease in the effective income tax rate in the first six months of 2009 as compared to the prior year period was due to the favorable impact of research tax credits as a result of the Tax Extenders and Alternative Minimum Tax Relief Act of 2008. The income tax expense in the first six months of 2009 was favorably impacted by $0.7 million, net, research credit for fiscal 2008, reducing the rate for the first six months of 2009 by 2.8%. The Company estimates the annual effective tax rate for fiscal 2009 to be approximately 35%, excluding the effect of discontinued operations.

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


10.  RETIREMENT PLANS

     A summary of net periodic benefit expense for the Company's defined benefit plans for the three and six-month periods ended March 31, 2009 and 2008 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

                                   Three Months Ended      Six Months Ended
                                       March 31,              March 31,
     (In thousands)                 2009       2008        2009        2008
                                    ----       ----        ----        ----
     Defined benefit plans
       Interest cost               $ 724        713       1,437       1,425
       Expected return on assets    (776)      (738)     (1,514)     (1,475)
       Amortization of:
             Prior service cost        4          4           8           8

          Actuarial loss              79         86         131         172
                                      --         --         ---         ---

     Net periodic benefit cost     $  31         65          62         130
                                      ==         ==          ==         ===



11.  DERIVATIVE FINANCIAL INSTRUMENTS

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the first quarter of 2008, the Company entered into a two-year amortizing interest rate swap to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. The swap notional amount for the first year was $175 million amortizing to $100 million in the second year. In addition, during the second quarter of 2009, the Company entered into two $40 million one-year forward interest rate swaps effective October 5, 2009 to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. All derivative instruments are reported on the balance sheet at fair value. The derivative instrument is designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. Based on the interest rate swaps outstanding, the interest rates on approximately 50% of the Company's total borrowings were effectively fixed as of March 31, 2009.

     The following is a summary of the notional transaction amounts and fair values for the Company's outstanding derivative financial instruments as of March 31, 2009.

                                             Average
                                  Notional   Receive    Average
     (In thousands)               Amount     Rate       Pay Rate    Fair Value
                                  ------     ----       --------    ----------

     Interest rate swap         $100,000     1.28%        3.99%     ($1,966)
     Interest rate swaps *      $ 80,000      N/A          N/A        ($369)


     * These swaps represent forward contracts and will be effective in October 2009.


12.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company's results from continuing operations, except where noted. Certain assets of Comtrak were sold during the second quarter of fiscal 2009. Comtrak is accounted for as a discontinued operation in accordance with SFAS 144. Accordingly, the Comtrak business is reflected as discontinued operations in the financial statements and related notes for all periods shown. References to the second quarters of 2009 and 2008 represent the fiscal quarters ended March 31, 2009 and 2008, respectively.

NET SALES

Net sales increased $19.8 million, or 14.7%, to $154.2 million for the second quarter of 2009 from $134.4 million for the second quarter of 2008 mainly due to a significant increase in net sales from Aclara RF. Net sales increased $31.8 million, or 11.8%, to $301.5 million for the first six months of 2009 from $269.7 million for the prior year period mainly due to a significant increase in net sales from Aclara RF and the impact of a full six months of Doble's operations versus four months in the prior year period. The Company acquired Doble on November 30, 2007.

-Utility Solutions Group

Net sales increased $20.3 million, or 27.5%, to $94.1 million for the second quarter of 2009 from $73.8 million for the second quarter of 2008. Net sales increased $28.9 million, or 18.8%, to $182.3 million for the first six months of 2009 from $153.4 million in the prior year period. The sales increase in the second quarter of 2009 as compared to the prior year quarter was mainly due to a $21.8 million increase in net sales from Aclara RF primarily due to higher gas product Advanced Metering Infrastructure (AMI) deliveries at Pacific Gas & Electric (PG&E) and the shipment of additional water AMI products. The sales increase for the first six months of 2009 as compared to the prior year period was due to: a $42.7 million increase in net sales from Aclara RF; a $13.0 million increase from Doble reflecting the impact of a full six months of operations versus four months in the prior year period; a $2.0 million increase in net sales at Aclara Software; and partially offset by a $28.8 million decrease in sales at Aclara PLS driven mainly by a decrease in power-line AMI sales to PG&E. In the first quarter of 2008, the Company recorded revenue of $20.5 million representing the cumulative effect of the recognition of deferred revenue related to the hardware shipments to PG&E to date, as TWACS NG 3.0 software was delivered to PG&E in December 2007.

-Test

For the second quarter of 2009, net sales of $33.7 million were $0.2 million, or 1%, higher than the $33.5 million of net sales recorded in the second quarter of 2008. Net sales increased $3.6 million, or 5.5%, to $69.2 million for the first six months of 2009 from $65.6 million for the first six months of 2008. The sales increase for the first six months of 2009 compared to the prior year period was due to: a $3.3 million increase in net sales from the segment's U.S. operations driven by the timing of domestic chamber deliveries; a $2.2 million increase in net sales from the segment's Asian operations due to an increase in large chamber deliveries to the international wireless and electronics end-markets; and partially offset by a $1.9 million decrease in net sales from the segment's European operations due to unfavorable foreign currency values and a decrease in component shipments.

-Filtration

For the second quarter of 2009, net sales of $26.4 million were $0.7 million, or 2.6% lower than the $27.1 million of net sales recorded in the second quarter of 2008. Net sales decreased $0.7 million, or 1.4%, to $50.0 million for the first six months of 2009 from $50.7 million for the first six months of 2008. The sales decrease during the fiscal quarter ended March 31, 2009 as compared to the prior year quarter was mainly due to: a $2.8 million decrease in net sales at PTI due to lower commercial aerospace shipments; and partially offset by a $2.1 million increase in net sales at VACCO driven by higher military / defense aircraft product shipments. The sales decrease in the first six months of 2009 as compared to the prior year period was mainly due to: a $5.0 million decrease in net sales at PTI; partially offset by a $4.3 million increase in net sales at VACCO due to the reasons mentioned above.

ORDERS AND BACKLOG

Backlog from continuing operations was $260.8 million at March 31, 2009 compared with $266.1 million at September 30, 2008. The Company received new orders totaling $156.7 million in the second quarter of 2009 compared to $162.5 million in the prior year quarter. New orders of $97.3 million were received in the second quarter of 2009 related to USG products, $26.0 million related to Test products, and $33.4 million related to Filtration products. New orders of $98.1 million were received in the second quarter of 2008 related to USG products, $32.5 million related to Test products, and $31.9 million related to Filtration products. The Company received orders totaling $24.3 million and $53.1 million from PG&E during the three and six-month periods ended March 31, 2009, respectively, compared to $32.3 million and $46.5 million for the three and six-month periods ended March 31, 2008.

The Company received new orders totaling $296.2 million in the first six months of 2009 compared to $293.2 million in the prior year period. New orders of $182.2 million were received in the first six months of 2009 related to USG products, $55.9 million related to Test products, and $58.1 million related to Filtration products. New orders of $165.7 million were received in the first six months of 2008 related to USG products, $65.8 million related to Test products, and $61.7 million related to Filtration products.

Orders from PG&E for AMI gas products in the second quarter of 2009 were $24.3 million bringing the total gas project-to-date to over 3 million units, or $175 million. The entire PG&E project-to-date (gas and electric) represents 3.7 million units, worth approximately $225 million.

In March 2009, Aclara Software received an order for approximately $5 million from the City of Tallahassee, Florida for a system-wide implementation of Aclara Software Inc.'s Meter Data Management System (MDMS) and ENERGYprism (EP) AMI software applications with deployment beginning in the third quarter of fiscal 2009.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $5.0 million and $9.6 million for the three and six-month periods ended March 31, 2009, respectively, compared to $4.5 million and $7.9 million for the respective prior year periods. Amortization of intangible assets for the three and six-month periods ended March 31, 2009 included $1.2 million and $2.4 million, respectively, of amortization of acquired intangible assets related to recent acquisitions compared to $1.1 million and $1.9 million for the respective prior year periods. The amortization of these acquired intangible assets are included in Corporate's operating results; see "EBIT - Corporate". The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses). During the three and six-month periods ended March 31, 2009, the Company recorded $3.1 million and $6.0 million, respectively, of amortization related to Aclara PLS TWACS NG software compared to $2.9 million and $5.2 million for the respective prior year periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of 2009 were $38.2 million (24.8% of net sales), compared with $38.5 million (28.7% of net sales) for the prior year quarter. For the first six months of 2009, SG&A expenses were $77.5 million (25.7% of net sales) compared with $71.0 million (26.3% of net sales) for the prior year period. The $6.5 million increase in SG&A spending in the first six months of 2009 as compared to the prior year period was primarily due to a $5.8 million increase in SG&A expenses related to the acquisition of Doble, reflecting a full six months of SG&A expenses versus four months in the prior year period.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $18.4 million (11.9% of net sales) for the second quarter of 2009 and $13.6 million (10.2% of net sales) for the second quarter of 2008. For the first six months of 2009, EBIT was $29.3 million (9.7% of net sales) compared with $29.0 million (10.8% of net sales) for the prior year period. The increase in EBIT for the second quarter of 2009 and first six months of 2009 as compared to the prior year periods is primarily due to the increase in shipments from Aclara RF within the USG segment.

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

                                 Three Months ended           Six Months ended
(In thousands)                       March 31,                    March 31,
                                     ---------                    ---------

                                  2009        2008              2009      2008
                                  ----        ----              ----      ----
Consolidated EBIT               $18,351      13,645            29,321    29,032
Less: Interest expense, net      (1,756)     (3,172)           (4,374)   (4,529)
Less: Income tax expense         (5,990)     (3,912)           (8,502)   (9,208)
                                 ------      ------            ------    ------
Net earnings from
continuing operations           $10,605       6,561            16,445    15,295
                                =======       =====            ======    ======


-Utility Solutions Group (USG)

EBIT in the second quarter of 2009 was $16.1 million (17.2% of net sales) compared to $11.2 million (15.2% of net sales) in the prior year quarter. For the first six months of 2009, EBIT was $26.7 million (14.6% of net sales) compared to $26.0 million (16.9% of net sales) in the prior year period. The $4.9 million increase in EBIT in the second quarter of 2009 as compared to the prior year quarter was driven by an increase in EBIT at Aclara RF related to the increased sales volumes noted above. The $0.7 million increase in EBIT in the first six months of 2009 compared to the prior year period was due to: an increase in EBIT at Aclara RF due to the sales increases mentioned above; an increase in EBIT from Doble due to a full six months included in the current year versus four months in the prior year period; partially offset by a decrease in EBIT at Aclara PLS resulting from lower sales to PG&E ; additional TWACS NG software amortization; and additional costs to support business development efforts related to the pursuit of international AMI market opportunities. The remaining operating units within the USG segment had increases in EBIT dollars for the first six months of 2009 compared to the prior year period as a result of the sales increases noted above.

-Test

EBIT in the second quarter of 2009 was $3.7 million (11.1% of net sales) as compared to $2.7 million (8.2% of net sales) in the prior year quarter. For the first six months of 2009, EBIT was $7.0 million (10.1% of net sales) as compared to $4.7 million (7.2% of net sales) in the prior year period. EBIT increased $1.0 million and $2.3 million over the prior year quarter and six-month period, respectively, mainly due to favorable changes in sales mix; sales increases as compared to the prior year period; and rigorous cost controls which resulted in a reduction of the segment's SG&A expenses.




-Filtration

EBIT was $4.2 million (16.0% of net sales) and $4.9 million (18.1% of net sales) in the second quarters of 2009 and 2008, respectively, and $7.1 million (14.2% of net sales) and $8.6 million (16.9% of net sales) in the first six months of 2009 and 2008, respectively. For the second quarter of 2009 as compared to the prior year quarter, EBIT decreased $0.7 million mainly due to a decrease at PTI due to lower sales volumes. For the first six months of 2009 as compared to the prior year period, EBIT decreased $1.5 million due to lower sales at PTI; additional research and development costs; and bid and proposal costs related to the pursuit of a significant number of space related projects at VACCO.

-Corporate

Corporate costs included in EBIT were $5.8 million and $11.4 million for the three and six-month periods ended March 31, 2009, respectively, compared to $5.2 million and $10.2 million for the respective prior year periods. The increase in Corporate costs for the first six months of 2009 as compared to the prior year period was due to a $0.5 million increase in amortization expense related to acquired intangible assets recorded at Corporate. In the first six months of 2009, Corporate costs included $2.1 million of pretax stock compensation expense and $2.4 million of pretax amortization of acquired intangible assets. In the first six months of 2008, Corporate costs included $2.3 million of pretax stock compensation expense and $1.9 million of pretax amortization of acquired intangible assets.

INTEREST EXPENSE, NET

Interest expense was $1.8 million and $4.4 million for the three and six-month periods ended March 31, 2009, respectively, and $3.2 million and $4.5 million for the three and six-month periods ended March 31, 2008. The decrease in interest expense in the second quarter of 2009 and the first six months of 2009 as compared to the prior year periods is due to lower interest rates and lower average outstanding borrowings under the revolving credit facility.

INCOME TAX EXPENSE

The second quarter 2009 effective income tax rate for continuing operations was 36.1% compared to 37.4% in the second quarter of 2008. The effective income tax rate from continuing operations in the first six months of 2009 was 34.1% compared to 37.6% in the prior year period. The decrease in the effective income tax rate in the first six months of 2009 as compared to the prior year period was due to the favorable impact of research tax credits as a result of the Tax Extenders and Alternative Minimum Tax Relief Act of 2008. The income tax expense in the first six months of 2009 was favorably impacted by $0.7 million, net, research credit for fiscal 2008, reducing the rate for the first six months of 2009 by 2.8%. The Company estimates the annual effective tax rate for fiscal 2009 to be approximately 35%, excluding the effect of discontinued operations.

There was no material change in the unrecognized tax benefits of the Company during the three months ended March 31, 2009. During the fourth quarter of 2008, the Internal Revenue Service commenced examination of the Company's U.S. Federal income tax return for the periods ended September 30, 2003 through September 30, 2006 (fiscal 2003-2006). It is reasonably possible that the fiscal 2003-2006 U.S. audit cycle will be completed within the next twelve months, which could result in a decrease in the Company's balance of unrecognized tax benefits. However, an estimate of a range cannot be determined at this time. Various state tax years from 2003 through 2007 remain subject to income tax examinations.

CAPITAL RESOURCES AND LIQUIDITY

Working capital from continuing operations (current assets less current liabilities) increased to $108.9 million at March 31, 2009 from $100.6 million at September 30, 2008. Accounts receivable decreased by $13.6 million in the first six months of 2009, of which $7.0 million related to the Test segment and approximately $6.0 million related to the Filtration segment, both driven by timing of sales and increased collections. Inventories increased by $16.8 million in the first six months of 2009 primarily related to an increase of approximately $13.0 million in the USG segment to meet forecasted sales for the remainder of 2009.

Capital expenditures from continuing operations were $3.1 million and $8.7 million in the first six months of fiscal 2009 and 2008, respectively. The decrease in the first six months of 2009 as compared to the prior year period is mainly due to expenditures of approximately $3.0 million for the ETS Austin facility expansion which occurred in 2008.

Credit facility

At March 31, 2009, the Company had $184.6 million available to borrow comprised of: approximately $108.0 million available under the credit facility, plus a $50.0 million increase option, in addition to $26.6 million cash on hand. At March 31, 2009, the Company had $215.5 million of outstanding borrowings under the credit facility and outstanding letters of credit of $7.0 million. The Company classified $50.0 million as the current portion on long-term debt as of March 31, 2009, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

Divestiture

On March 13, 2009, the Company completed the sale of certain assets of Comtrak for $3.1 million, net, of cash. The Comtrak business is reflected as discontinued operations in the financial statements and related notes for all periods presented. A pretax loss of $0.9 million related to the Comtrak sale is reflected in the Company's fiscal 2009 second quarter results in discontinued operations. Comtrak's net sales were $1.6 million and $3.4 million for the three and six-month periods ended March 31, 2009, respectively.

Pacific Gas & Electric

Refer to "Pacific Gas & Electric" in "Management's Discussion and Analysis" appearing in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for discussion about the Company's contracts with PG&E.


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



ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the first quarter of 2008, the Company entered into a two-year amortizing interest rate swap to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. The swap notional amount for the first year was $175 million amortizing to $100 million in the second year. In addition, during the second quarter of 2009, the Company entered into two $40 million one-year forward interest rate swaps effective October 5, 2009 to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. All derivative instruments are reported on the balance sheet at fair value. The derivative instrument is designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. Based on the interest rate swaps outstanding, the interest rates on approximately 50% of the Company's total borrowings were effectively fixed as of March 31, 2009.

The following is a summary of the notional transaction amounts and fair values for the Company's outstanding derivative financial instruments as of March 31, 2009.

                                             Average
                                  Notional   Receive    Average
     (In thousands)               Amount     Rate       Pay Rate    Fair Value
                                  ------     ----       --------    ----------

     Interest rate swap          $100,000     1.28%      3.99%       ($1,966)
     Interest rate swaps *       $ 80,000      N/A        N/A          ($369)


* These swaps represent forward contracts and will be effective in October 2009.

In addition, as of March 31, 2009, the Company paid 67.5bps spread on its outstanding debt. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for further discussion about market risk.


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


PART II.      OTHER INFORMATION


ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2008, the Company's Board of Directors authorized an open market common stock repurchase program of the Company's shares in a value not to exceed $30 million, subject to market conditions and other factors, which covers the period through September 30, 2009. There were no stock repurchases during the three and six-month periods ended March 31, 2009.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's shareholders was held on Thursday, February 5, 2009. The voting for directors was as follows:

                         For       Withheld           Broker Non-Votes
                         ---       --------           ----------------
J.M. McConnell       23,117,158     1,332,969                 0
D.C. Trauscht        23,111,050     1,339,077                 0


The terms of V.L. Richey, Jr., L.W. Solley, J.M. Stolze and J.D. Woods as directors continued after the meeting.

The voting to ratify the Company's selection of KPMG LLP as independent public accountants for the fiscal year ending September 30, 2009 was as follows:


             For       Against                 Abstain        Broker Non-Votes
             ---       -------                 -------        ----------------
         23,244,761   1,197,746                 7,620                0


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

        3.6      Amendment to Bylaws         Incorporated by reference to
                 effective as of             Current Report on Form 8-K
                 November 9, 2007            dated November 12, 2007 at
                                             Exhibit 3.1

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

        *31.1     Certification of Chief
                  Executive Officer
                  relating to Form 10-Q
                  for period ended March
                  31, 2009


        *31.2     Certification of Chief
                  Financial Officer
                  relating to Form 10-Q
                  for period ended March
                  31, 2009

        *32       Certification of Chief
                  Executive Officer and
                  Chief Financial
                  Officer relating to
                  Form 10-Q for period
                  ended March 31, 2009

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





Dated:   May 8, 2009