Form 10-Q
period 2009-06-30
ESCO TECHNOLOGIES INC
filed 2009-08-06
CIK 866706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer   X             Accelerated filer
                        ----                              ----
Non-accelerated filer                   Smaller reporting company
                     ----                                        ----
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  X
   ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                             Outstanding at July 31, 2009
--------------------------------------            ----------------------------
Common stock, $.01 par value per share                 26,297,437 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                     Three Months Ended
                                                          June 30,
                                                          --------


                                                  2009           2008
                                                  ----           ----


Net sales                                       $ 148,102        151,351
Costs and expenses:
   Cost of sales                                   88,040         89,787
   Selling, general and administrative expenses    36,636         37,896
   Amortization of intangible assets                4,792          4,444
   Interest expense, net                            1,587          2,572
   Other expenses, net                              2,617            514
                                                    -----            ---
      Total costs and expenses                    133,672        135,213

Earnings before income taxes                       14,430         16,138
Income tax expense                                  3,337          3,737
                                                    -----          -----
Net earnings from continuing operations            11,093         12,401

Earnings from discontinued operations, net
of tax benefit of $456 and tax expense of
$560, respectively                                    332            907
                                                      ---            ---


  Net earnings                                   $ 11,425         13,308
                                                 ========         ======


Earnings per share:
   Basic - Continuing operations                 $   0.42          0.48
         - Discontinued operations                   0.02          0.03
                                                     ----          ----
         - Net earnings                          $   0.44          0.51
                                                 ========          ====

   Diluted - Continuing operations               $   0.42          0.47
           - Discontinued operations                 0.01          0.03
                                                     ----          ----
           - Net earnings                        $   0.43          0.50
                                                 ========          ====

See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                     Nine Months Ended
                                                          June 30,
                                                          --------


                                                  2009           2008
                                                  ----           ----

Net sales                                       $ 449,615        421,023
Costs and expenses:
   Cost of sales                                  272,880        251,858
   Selling, general and administrative expenses   114,158        108,882
   Amortization of intangible assets               14,379         12,377
   Interest expense, net                            5,961          7,101
   Other expenses, net                              2,860            164
                                                    -----            ---
      Total costs and expenses                    410,238        380,382

Earnings before income taxes                       39,377         40,641
Income tax expense                                 11,839         12,945
                                                   ------         ------
Net earnings from continuing operations            27,538         27,696

Earnings (loss) from discontinued
operations, net of tax benefit of $568 and
$565, respectively                                    135           (516)
Loss on sale from discontinued operations,
net of tax benefit of $905 and tax expense
of $4,809, respectively                               (32)        (4,974)
                                                      ---         ------
   Net earnings (loss) from discontinued
operations                                            103         (5,490)
                                                      ---         ------

  Net earnings                                   $ 27,641         22,206
                                                 ========         ======

Earnings (loss) per share:
   Basic - Continuing operations                 $   1.05           1.07
         - Discontinued operations                   0.01          (0.21)
                                                     ----          -----
         - Net earnings                          $   1.06           0.86
                                                 ========           ====

   Diluted - Continuing operations               $   1.04           1.05
           - Discontinued operations                   -           (0.21)
                                                 --------           -----
           - Net earnings                        $   1.04            0.84
                                                 ========            ====

See accompanying notes to consolidated financial statements.

                          ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands, except per share amounts)

                                                   June 30,    September 30,
                                                     2009          2008
                                                     ----          ----
ASSETS                                            (Unaudited)
Current assets:
    Cash and cash equivalents                    $ 29,450            28,667
    Accounts receivable, net                      113,102           134,710
    Costs and estimated earnings on long-term
      contracts, less progress billings of
      $20,753 and $34,978, respectively             3,395             9,095
    Inventories                                    86,983            65,019
    Current portion of deferred tax assets         16,635            15,368
    Other current assets                           22,110            14,888
    Current assets from discontinued operations       -               2,889
                                                   ------            ------
       Total current assets                       271,675           270,636


Property, plant and equipment, net                 69,895            72,353
Goodwill                                          330,090           328,878
Intangible assets, net                            224,304           236,192
Other assets                                       18,588            17,665
Other assets from discontinued operations             -               2,349
                                                  -------           -------
Total assets                                     $914,552           928,073
                                                 ========           =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current portion
      of long-term debt                          $ 50,000            50,000
    Accounts payable                               40,541            48,982
    Advance payments on long-term contracts,
      less costs incurred of $18,735 and
      $7,880, respectively                          6,503             7,467
    Accrued salaries                               17,206            20,409
    Current portion of deferred revenue            20,431            18,226
    Accrued other expenses                         21,598            22,058
    Current liabilities from discontinued
     operations                                       -               1,541
                                                  -------           -------
       Total current liabilities                  156,279           168,683
Pension obligations                                10,507            12,172
Deferred tax liabilities                           81,519            83,515
Other liabilities                                  13,182            11,816
Long-term debt, less current portion              152,485           183,650
                                                  -------           -------
       Total liabilities                          413,972           459,836
Shareholders' equity:
    Preferred stock, par value $.01 per share,
      authorized 10,000,000 shares                    -                 -
    Common stock, par value $.01 per share,
      authorized 50,000,000 shares, issued
      29,640,982 and 29,465,154 shares,
      respectively                                    296               295
    Additional paid-in capital                    260,756           254,240
    Retained earnings                             301,111           273,470
    Accumulated other comprehensive (loss)
      income, net of tax                           (1,487)              556
                                                   ------           -------
                                                   560,676          528,561

    Less treasury stock, at cost: 3,361,046 and
      3,375,106 common shares, respectively        (60,096)         (60,324)
                                                   -------          -------
       Total shareholders' equity                  500,580           468,237
                                                   -------           -------
 Total liabilities and shareholders' equity       $914,552           928,073
                                                  ========           =======

See accompanying notes to consolidated financial statements.

                          ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                   (Dollars in thousands)
                                                            Nine Months Ended
                                                                June 30,
                                                                --------

                                                           2009         2008
                                                           ----         ----
Cash flows from operating activities:
    Net earnings                                         $ 27,641       22,206
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Net(earnings)loss from discontinued operations        (103)       5,490
       Depreciation and amortization                       22,692       19,474
       Stock compensation expense                           3,176        3,230
       Changes in current assets and liabilities          (14,098)      (6,199)
       Effect of deferred taxes                            (4,646)       8,549
       Change in deferred revenue and costs, net            2,311         (317)
       Other                                                   10          372
                                                          -------       ------
          Net cash provided by operating activities -
              continuing operations                        36,983       52,805
                                                           ------       ------
          Net earnings (loss) from discontinued
              operations, net of tax                          103      (5,490)
          Net cash provided (used) by discontinued
              operations                                       39        (444)
                                                           ------      ------
          Net cash provided (used) by operating
              activities  discontinued operations             142      (5,934)
                                                           ------      ------
          Net cash provided by operating activities        37,125       46,871
                                                           ------       ------
Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired        (1,250)    (330,796)
    Proceeds from sale of marketable securities               -          4,966
    Additions to capitalized software                      (3,419)      (9,225)
    Capital expenditures - continuing operations           (6,898)     (12,618)
                                                           ------      -------
          Net cash used by investing activities -
              continuing operations                       (11,567)    (347,673)
                                                          -------     --------
    Capital expenditures - discontinued operations            -         (1,140)
    Proceeds from  divestiture of business, net -
       discontinued operations                              3,100       74,370
                                                            -----       ------
       Net cash provided by investing activities -
          discontinued operations                           3,100       73,230
                                                            -----       ------
    Net cash used by investing activities                  (8,467)    (274,443)
                                                           ------     --------
Cash flows from financing activities:
    Proceeds from long-term debt                           29,000      276,197
    Principal payments on long-term debt                  (60,165)     (45,723)
    Debt issuance costs                                       -         (2,965)
    Proceeds from exercise of stock options                 3,155        4,827
    Other                                                   1,080          366
    Net decrease in short-term borrowings - discontinued
       operations                                             -         (2,844)
                                                          -------       ------
       Net cash (used) provided by financing activities   (26,930)     229,858
Effect of exchange rate changes on cash and cash
    equivalents                                              (945)       1,893
                                                             ----        -----
Net increase in cash and cash equivalents                     783        4,179
Cash and cash equivalents, beginning of period             28,667       18,638
                                                           ------       ------
Cash and cash equivalents, end of period                 $ 29,450       22,817
                                                         ========       ======



See accompanying notes to consolidated financial statements.

                     ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America
     (GAAP). For further information refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In connection with the preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" (SFAS 165), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 5, 2009.

     The Company's business is typically not impacted by seasonality: however, the results for the three-month period ended June 30, 2009 are not necessarily indicative of the results for the entire 2009 fiscal year. References to the third quarters of 2009 and 2008 represent the fiscal quarters ended June 30, 2009 and 2008, respectively.

     The business and most of the assets of Comtrak Technologies, LLC (Comtrak) were sold during the second quarter of fiscal 2009. In addition, the Filtertek businesses (excluding TekPackaging LLC) were sold during fiscal 2008. Comtrak and Filtertek are accounted for as discontinued operations in accordance with GAAP.

2.   DIVESTITURES

     On March 13, 2009, the Company completed the sale of the business and most of the assets of Comtrak for $3.1 million, net, of cash (referred to as the "Comtrak sale") and is reflected as a discontinued operation in the financial statements and related notes for all periods presented. Comtrak's operations were previously included within the Company's Utility Solutions Group segment. A pretax loss of $0.9 million related to the Comtrak sale is reflected in the Company's fiscal 2009 second quarter results in discontinued operations. Comtrak's net sales were $3.4 million and $6.8 million for the nine-month periods ended June 30, 2009 and 2008, respectively. The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheet at September 30, 2008 are not significant and, therefore, have not been disclosed separately.

     During the third quarter of 2009, the Company recorded $0.3 million of net earnings from discontinued operations representing a true-up adjustment related to the sale of the international operations of Filtertek Inc.

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

                                Three Months Ended      Nine Months Ended
                                      June 30,               June 30,
                                      --------               --------

                                  2009       2008        2009        2008
                                  ----       ----        ----        ----

     Weighted Average Shares
     Outstanding - Basic         26,241     25,977      26,176      25,862
     Dilutive Options and
     Restricted Shares              345        425         318         428
                                    ---        ---         ---         ---

     Adjusted Shares - Diluted   26,586     26,402      26,494      26,290
                                 ======     ======      ======      ======


     Options to purchase 582,916 shares of common stock at prices ranging from $36.70 - $54.88 and options to purchase 265,672 shares of common stock at prices ranging from $43.71 - $54.88 were outstanding during the three month periods ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014. Approximately 175,000 and 132,000 restricted shares were excluded from the computation of diluted EPS based upon the application of the treasury stock method for the three-month period ended June 30, 2009 and 2008, respectively.

4.   SHARE-BASED COMPENSATION

     The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

     Stock Option Plans
     ------------------

     The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for the periods indicated are noted below. Expected volatility is based on historical volatility of the Company's stock calculated over the expected term of the option. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine-month period ended June 30, 2009: expected dividend yield of 0%; expected volatility of 39.3%; risk-free interest rate of 1.9%; and expected term of 3.8 years. Pretax compensation expense related to the stock option awards was $0.4 million and $1.2 million for the three and nine-month periods ended June 30, 2009, respectively, and $0.5 million and $1.7 million for the respective prior year periods.

     Information regarding stock options awarded under the option plans is as follows:


                                                                    Weighted
                                                      Aggregate       Avg.
                                          Weighted    Intrinsic     Remaining
                                            Avg.       Value      Contractual
                              Shares       Price    (in millions)     Life
                              ------       -----    -------------     ----

     Outstanding at
       October 1, 2008      1,139,201      $30.40
     Granted                  129,300      $37.42
     Exercised               (190,718)     $19.56      $ 3.4
     Cancelled                (38,632)     $45.01
                              -------      ------
     Outstanding at
       June 30, 2009        1,039,151      $32.73      $13.1        2.1 years
                            =========      ======      =====

     Exercisable at
       June 30, 2009          828,283      $30.80      $12.1
                              =======      ======      =====

     The weighted-average grant-date fair value of options granted during the nine-month periods ended June 30, 2009 and 2008 was $12.11 and $10.98, respectively.

     Performance-accelerated Restricted Share Awards
     -----------------------------------------------

     Pretax compensation expense related to the restricted share awards was $0.5 million and $1.6 million for the three and nine-month periods ended June 30, 2009, respectively, and $0.2 million and $1.1 million for the respective prior year periods.

     The following summary presents information regarding outstanding restricted share awards as of June 30, 2009 and changes during the nine-month period then ended:


                                                                  Weighted
                                                       Shares    Avg. Price

     Nonvested at October 1, 2008                     202,895      $41.15
     Granted                                           98,459      $37.35
                                                       ------      ------
     Nonvested at June 30, 2009                       301,354      $39.91
                                                      =======      ======


     Non-Employee Directors Plan
     ---------------------------

     Pretax compensation expense related to the non-employee director grants was $0.2 million and $0.5 million for the three and nine-month periods ended June 30, 2009, respectively, and $0.2 million and $0.5 million for the respective prior year periods.

     The total share-based compensation cost that has been recognized in results of operations and included within SG&A was $1.1 million and $3.2 million for the three and nine-month periods ended June 30, 2009, respectively, and $0.9 million and $3.1 million for the three and nine-month periods ended June 30, 2008, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million and $1.0 million for the three and nine-month periods ended June 30, 2009, respectively, and $0.2 million and $0.8 million for the three and nine-month periods ended June 30, 2008, respectively. As of June 30, 2009, there was $8.9 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.4 years.

5.    INVENTORIES

     Inventories from continuing operations consist of the following (in thousands):

                                                      June 30,     September 30,
                                                        2009            2008
                                                        ----            ----

     Finished goods                                    $36,524         19,866
     Work in process, including long-term contracts     20,931         15,736
     Raw materials                                      29,528          29,417
                                                        ------          ------
          Total inventories                            $86,983          65,019
                                                       =======          ======


6.   COMPREHENSIVE INCOME

     Comprehensive income for the three-month periods ended June 30, 2009 and 2008 was $14.5 million and $14.9 million, respectively. Comprehensive income for the nine-month periods ended June 30, 2009 and 2008 was $25.6 million and $23.1 million, respectively. For the nine-month period ended June 30, 2009, the Company's comprehensive income was negatively impacted by foreign currency translation adjustments and interest rate swaps totaling $2.0 million. For the nine-month period ended June 30, 2008, the Company's comprehensive income was positively impacted by foreign currency translation adjustments of $1.9 million and negatively impacted by interest rate swaps of $1.0 million.

7.   BUSINESS SEGMENT INFORMATION

     The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in three segments: Utility Solutions Group (USG), RF Shielding and Test (Test) and Filtration/Fluid Flow (Filtration). The USG segment's operations consist of: Aclara Power-Line Systems Inc. (Aclara PLS), Aclara RF Systems Inc. (Aclara RF), Aclara Software, and Doble Engineering Company (Doble). The Aclara companies are suppliers of special purpose fixed network communications systems for electric, gas and water utilities, including hardware and software to support advanced metering applications. Doble provides high-end, diagnostic test solutions for the electrical power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment. Test segment operations consist of ETS-Lindgren L.P. (ETS) and Lindgren R.F. Enclosures, Inc. (Lindgren). The Test segment is principally involved in the design and manufacture of electromagnetic compatability test equipment, test chambers, and electromagnetic absorption materials. The Filtration segment's operations consist of: PTI Technologies Inc.
     (PTI), VACCO Industries (VACCO) and TekPackaging LLC. PTI and VACCO develop and manufacture a wide range of filtration products and are leading suppliers of filters to the commercial and defense aerospace, satellite and industrial markets.

     Management evaluates and measures the performance of its operating segments based on "Net Sales" and "EBIT", which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.


            (In thousands)         Three Months ended        Nine Months ended
                                        June 30,                 June 30,
                                        --------                 --------

      NET SALES                2009          2008            2009        2008
      ---------                ----          ----            ----        ----
      USG                   $ 91,113        87,335         273,380     240,771
      Test                    29,108        33,039          98,310      98,599
      Filtration              27,881        30,977          77,925      81,653
                              ------        ------          ------      ------
      Consolidated totals   $148,102       151,351         449,615     421,023
                            ========       =======         =======     =======


      EBIT
      ----
      USG                   $ 13,158        16,182          39,851      42,147
      Test                     3,400         2,794          10,382       7,526
      Filtration               4,837         5,216          11,927      13,778
      Corporate (loss)        (5,378)       (5,482)        (16,822)    (15,709)
                              ------        ------         -------     -------
      Consolidated EBIT       16,017        18,710          45,338      47,742

      Less: Interest expense  (1,587)       (2,572)         (5,961)     (7,101)
                              ------        ------          ------      ------
      Earnings before income
      taxes                 $ 14,430        16,138          39,377      40,641
                            ========        ======          ======      ======

8.   DEBT

     The Company's debt is summarized as follows:

      (In thousands)                                 June 30,     September 30,
                                                       2009            2008
                                                       ----            ----
     Revolving credit facility, including current
       portion                                      $202,485         233,650
     Current portion of long-term debt               (50,000)        (50,000)
                                                     -------         -------
     Total long-term debt, less current portion     $152,485         183,650
                                                    ========         =======

     At June 30, 2009, the Company had $170.2 million available to borrow comprised of: approximately $120.2 million available under the credit facility, plus a $50.0 million increase option, in addition to $29.5 million cash on hand. At June 30, 2009, the Company had $202.5 million of outstanding borrowings under the credit facility and outstanding letters of credit of $7.3 million. The Company classified $50 million as the current portion on long-term debt as of June 30, 2009, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.

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

9.   OTHER EXPENSES, NET

     Other expenses, net, were $2.6 million and $0.5 million for the three-month periods ended June 30, 2009 and 2008, respectively. Other expenses, net, were $2.9 million and $0.2 million for the first nine months of 2009 and 2008, respectively. The principal component of other expenses, net, for the three and nine-month periods ended June 30, 2009 consisted of $2.3 million of operating facility exit/relocation charges incurred in connection with the move of the Aclara RF facility. These charges consisted of leasehold improvement write-offs, lease contract termination costs and physical move costs. There were no individually significant items in other expenses, net, for the three and nine-month periods ended June 30, 2008.

10.  INCOME TAX EXPENSE

     The third quarter 2009 effective income tax rate for continuing operations was 23.1% compared to 23.2% in the third quarter of 2008. The effective income tax rate from continuing operations in the first nine months of 2009 was 30.1% compared to 31.9% in the prior year period. The decrease in the effective income tax rate in the third quarter and first nine months of 2009 as compared to the prior year periods was due to the favorable impact of research tax credits as a result of a decrease in unrecognized tax benefits this quarter. The income tax expense for the third quarter of 2009 as well as the first nine months of 2009 was favorably impacted by $1.7 million, net, of research tax credits, reducing the effective income tax rate by 12.0% and 4.4%, respectively. The income tax expense for the third quarter of 2008 as well as the first nine months of 2008 was favorably impacted by $2.2 million of tax benefits ($1.6 million export incentive and a $0.6 million research tax credit) reducing the effective income tax rate by 12.4% and 5.5%, respectively. The Company estimates the annual effective tax rate for fiscal 2009 to be approximately 33.0%, excluding the effect of discontinued operations.

     During the fourth quarter of 2008, the Internal Revenue Service commenced an examination of the Company's U.S. Federal income tax return for the periods ended September 30, 2003 through September 30, 2006 (fiscal 2003-2006). During the third quarter of 2009, the IRS proposed an adjustment to the research credit. Based on this proposal, the Company decreased the balance of unrecognized tax benefits related to the 2004 through 2009 research credits by $2.0 million. Various state tax years from 2003 through 2008 remain subject to income tax examinations.

     The Company anticipates a $0.5 million reduction in the amount of unrecognized tax benefits in the next twelve months, of which $0.3 million would affect the effective tax rate. The reduction is a result of potential IRS settlements, as well as a lapse of the applicable statute of limitations.


11.  RETIREMENT PLANS

     A summary of net periodic benefit expense for the Company's defined benefit plans for the three and nine-month periods ended June 30, 2009 and 2008 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

                                   Three Months Ended     Nine Months Ended
                                        June 30,               June 30,
                                        --------               --------
     (In thousands)                 2009       2008        2009        2008
                                    ----       ----        ----        ----
     Defined benefit plans
       Interest cost               $ 724        713       2,161       2,138
       Expected return on assets    (776)      (738)     (2,289)     (2,213)
       Amortization of:
          Prior service cost           4          4          11          11
          Actuarial loss              79         86         211         259
                                      --         --         ---         ---
     Net periodic benefit cost     $  31         65          94         195
                                   =====         ==          ==         ===




12.  DERIVATIVE FINANCIAL INSTRUMENTS

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the first quarter of 2008, the Company entered into a two-year amortizing interest rate swap to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. The swap notional amount for the first year was $175 million amortizing to $100 million in the second year. In addition, during the second quarter of 2009, the Company entered into two $40 million one-year forward interest rate swaps effective October 5, 2009 to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. All derivative instruments are reported on the balance sheet at fair value. The derivative instrument is designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. Based on the interest rate swaps outstanding, the interest rates on approximately 50% of the Company's total borrowings were effectively fixed as of June 30, 2009.

     The following is a summary of the notional transaction amounts and fair values for the Company's outstanding derivative financial instruments as of June 30, 2009.

                                             Average
                                  Notional   Receive    Average
     (In thousands)               Amount     Rate       Pay Rate    Fair Value

     Interest rate swap         $100,000     0.63%       3.99%      ($1,477)
     Interest rate swaps *      $ 80,000      N/A        1.52%        ($413)


     * These swaps represent forward contracts and will be effective in October 2009.


13.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", a replacement of FASB Statement No. 162 (SFAS 168). The Codification will become the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for
     nongovernmental   entities.   On  the  effective  date  of  SFAS  168,  the
     Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement is not expected to have a material impact on the Company's financial statements.

     In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. This Statement is not expected to have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company's results from continuing operations, except where noted. The business and most of the assets of Comtrak were sold during the second quarter of fiscal 2009. Accordingly, the Comtrak business is reflected as discontinued operations in the financial statements and related notes for all periods shown. In addition, the Filtertek businesses (excluding TekPackaging LLC) were sold during fiscal 2008 and are accounted for as discontinued operations. References to the third quarters of 2009 and 2008 represent the fiscal quarters ended June 30, 2009 and 2008, respectively.

NET SALES

Net sales decreased $3.2 million, or 2.1%, to $148.1 million for the third quarter of 2009 from $151.4 million for the third quarter of 2008 mainly due to decreases of $3.9 million in net sales from the Test segment and $3.1 million from the Filtration segment, partially offset by an increase of $3.8 million in the USG segment. Net sales increased $28.6 million, or 6.8%, to $449.6 million for the first nine months of 2009 from $421.0 million for the prior year period mainly due to a significant increase in net sales from Aclara RF and the impact of a full nine months of Doble's operations versus seven months in the prior year period. The Company acquired Doble on November 30, 2007.

-Utility Solutions Group
------------------------

Net sales increased $3.8 million, or 4.3%, to $91.1 million for the third quarter of 2009 from $87.3 million for the third quarter of 2008. Net sales increased $32.6 million, or 13.5%, to $273.4 million for the first nine months of 2009 from $240.8 million in the prior year period. The sales increase in the third quarter of 2009 as compared to the prior year quarter was mainly due to a $8.0 million increase in net sales from Aclara RF primarily due to higher gas product Advanced Metering Infrastructure (AMI) deliveries at Pacific Gas & Electric (PG&E) and the shipment of additional water AMI products primarily for the New York City water project partially offset by a $4.1 million decrease in net sales at Aclara PLS mainly due to lower sales to PREPA. The sales increase for the first nine months of 2009 as compared to the prior year period was due to: a $50.6 million increase in net sales from Aclara RF; a $11.6 million increase in net sales from Doble reflecting the impact of a full nine months of operations versus seven months in the prior year period; a $3.3 million increase in net sales at Aclara Software, partially offset by a $32.9 million decrease in sales at Aclara PLS driven mainly by a decrease in power-line AMI sales to PG&E due to the prior year recognition of deferred revenue. In the first quarter of 2008, the Company recorded revenue of $20.5 million representing the cumulative effect of the recognition of deferred revenue related to the hardware shipments to PG&E to date, as TWACS NG 3.0 software was delivered to PG&E in December 2007.

-Test
-----

For the third quarter of 2009, net sales of $29.1 million were $3.9 million, or 11.8%, lower than the $33.0 million of net sales recorded in the third quarter of 2008. Net sales decreased $0.3 million to $98.3 million for the first nine months of 2009 from $98.6 million for the first nine months of 2008. The sales decrease for the three month period ended June 30, 2009 as compared to the prior year quarter was mainly due to: a $2.8 million decrease in net sales from the segment's European operations due to the timing of large chamber deliveries to the international wireless and electronics end-markets, a decrease in component shipments, and unfavorable foreign currency values. The sales decrease for the first nine months of 2009 compared to the prior year period was due to: a $4.7 million decrease in net sales from the segment's European operations due to the reasons mentioned above; partially offset by a $3.0 million increase in net sales from the segment's U.S. operations driven by the timing of domestic chamber deliveries; and a $1.4 million increase in net sales from the segment's Asian operations due to an increase in large chamber deliveries to the international wireless and electronics end-markets.

-Filtration
-----------

For the third quarter of 2009, net sales of $27.9 million were $3.1 million, or 10.0%, lower than the $31.0 million of net sales recorded in the third quarter of 2008. Net sales decreased $3.8 million, or 4.6%, to $77.9 million for the first nine months of 2009 from $81.7 million for the first nine months of 2008. The sales decrease during the fiscal quarter ended June 30, 2009 as compared to the prior year quarter was mainly due to: a $2.7 million decrease in net sales at PTI due to lower commercial aerospace shipments; a $1.4 million decrease in net sales at TekPackaging due to timing of deliveries; partially offset by a $1.1 million increase in net sales at VACCO driven by higher military / defense aircraft product shipments. The sales decrease in the first nine months of 2009 as compared to the prior year period was mainly due to: a $7.8 million decrease in net sales at PTI; a $1.3 million decrease in net sales at TekPackaging; partially offset by a $5.4 million increase in net sales at VACCO all due to the reasons mentioned above.

ORDERS AND BACKLOG

Backlog from continuing operations was $270.3 million at June 30, 2009 compared with $266.1 million at September 30, 2008. The Company received new orders totaling $157.6 million in the third quarter of 2009 compared to $152.4 million in the prior year quarter. New orders of $103.6 million were received in the third quarter of 2009 related to USG products, $32.8 million related to Test products, and $21.2 million related to Filtration products. New orders of $89.7 million were received in the third quarter of 2008 related to USG products, $34.1 million related to Test products, and $28.6 million related to Filtration products. The Company received orders totaling $18.1 million and $73.4 million from PG&E during the three and nine-month periods ended June 30, 2009, respectively, compared to $31.0 million and $77.5 million for the three and nine-month periods ended June 30, 2008.

The Company received new orders totaling $453.8 million in the first nine months of 2009 compared to $445.6 million in the prior year period. New orders of $285.8 million were received in the first nine months of 2009 related to USG products, $88.7 million related to Test products, and $79.3 million related to Filtration products. New orders of $255.4 million were received in the first nine months of 2008 related to USG products, $100.0 million related to Test products, and $90.2 million related to Filtration products.

Orders from PG&E for AMI gas products in the third quarter of 2009 were $18.1 million bringing the total gas project-to-date to approximately 3.4 million units, or $193.0 million. Orders of $13.3 million were recorded in the third quarter of 2009 for the New York City water project bringing the total water project-to-date to 427,000 units, or $34.3 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of 2009 were $36.6 million (24.7% of net sales), compared with $37.9 million (25.0% of net sales) for the prior year quarter. For the first nine months of 2009, SG&A expenses were $114.2 million (25.4% of net sales) compared with $108.9 million (25.9% of net sales) for the prior year period. The $5.3 million increase in SG&A spending in the first nine months of 2009 as compared to the prior year period was primarily due to a $6.2 million increase in SG&A expenses related to Doble, reflecting a full nine months of SG&A expenses versus seven months in the prior year period.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $4.8 million and $14.4 million for the three and nine-month periods ended June 30, 2009, respectively, compared to $4.4 million and $12.4 million for the respective prior year periods. Amortization of intangible assets for the three and nine-month periods ended June 30, 2009 included $1.2 million and $3.5 million, respectively, of amortization of acquired intangible assets related to recent acquisitions compared to $1.2 million and $3.0 million for the respective prior year periods. The amortization of these acquired intangible assets are included in Corporate's operating results; see "EBIT - Corporate". During the three and nine-month periods ended June 30, 2009, the Company recorded $3.1 million and $9.1 million, respectively, of amortization related to Aclara PLS TWACS NG software compared to $2.9 million and $8.1 million for the respective prior year periods. The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses).

OTHER EXPENSES, NET

Other expenses, net, were $2.6 million and $0.5 million for the three-month periods ended June 30, 2009 and 2008, respectively. Other expenses, net, were $2.9 million and $0.2 million for the first nine months of 2009 and 2008, respectively. The principal component of other expenses, net, for the three and nine-month periods ended June 30, 2009 consisted of $2.3 million of operating facility exit/relocation charges incurred in connection with the move of the Aclara RF facility. These charges consisted of leasehold improvement write-offs, lease contract termination costs and physical move costs. There were no individually significant items in other expenses, net, for the three and nine-month periods ended June 30, 2008.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $16.0 million (10.8% of net sales) for the third quarter of 2009 and $18.7 million (12.4% of net sales) for the third quarter of 2008. For the first nine months of 2009, EBIT was $45.3 million (10.1% of net sales) compared with $47.7 million (11.3% of net sales) for the prior year period. The results for the third quarter of 2009 included a pretax charge of $2.3 million related to the Aclara RF facility relocation which was completed in June 2009.

This Form 10-Q contains the financial measure "EBIT", which is not calculated in accordance with GAAP. EBIT provides investors and Management with an alternative method for assessing the Company's operating results. The Company defines "EBIT" as earnings from continuing operations before interest and taxes. Management evaluates the performance of its operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of the Company's business segments by excluding interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations within the Company and incentive compensation. The following table presents a reconciliation of EBIT to net earnings from continuing operations.

                                Three Months ended          Nine Months ended
(In thousands)                        June 30,                  June 30,
                                     --------                   --------

                                  2009        2008         2009          2008
                                  ----        ----         ----          ----
Consolidated EBIT               $16,017      18,710       45,338        47,742
Less: Interest expense, net      (1,587)     (2,572)      (5,961)       (7,101)
Less: Income tax expense         (3,337)     (3,737)     (11,839)      (12,945)
                                 ------      ------      -------       -------
Net earnings from
continuing operations           $11,093      12,401       27,538        27,696
                                =======      ======       ======        ======


-Utility Solutions Group (USG)
------------------------------

EBIT in the third quarter of 2009 was $13.2 million (14.4% of net sales) compared to $16.2 million (18.5% of net sales) in the prior year quarter. For the first nine months of 2009, EBIT was $39.9 million (14.6% of net sales) compared to $42.1 million (17.5% of net sales) in the prior year period. The $3.0 million decrease in EBIT in the third quarter of 2009 as compared to the prior year quarter was driven by lower margins on product sales and a $2.3 million charge related to the Aclara RF facility relocation. The $2.2 million decrease in EBIT in the first nine months of 2009 compared to the prior year period was due to: a decrease in EBIT at Aclara PLS resulting from lower sales to PG&E ; Aclara RF facility relocation costs; additional TWACS NG software amortization; and additional costs to support business development efforts related to the pursuit of international AMI market opportunities; partially offset by an increase in EBIT at Aclara RF and Aclara Software due to the sales increases mentioned above.

-Test
-----

EBIT in the third quarter of 2009 was $3.4 million (11.7% of net sales) as compared to $2.8 million (8.5% of net sales) in the prior year quarter. For the first nine months of 2009, EBIT was $10.4 million (10.6% of net sales) as compared to $7.5 million (7.6% of net sales) in the prior year period. EBIT increased $0.6 million and $2.9 million over the prior year quarter and nine-month period, respectively, mainly due to favorable changes in sales mix and a reduction of the segment's SG&A expenses.

-Filtration
-----------

EBIT was $4.8 million (17.3% of net sales) and $5.2 million (16.8% of net sales) in the third quarters of 2009 and 2008, respectively, and $11.9 million (15.3% of net sales) and $13.8 million (16.9% of net sales) in the first nine months of 2009 and 2008, respectively. For the third quarter of 2009 as compared to the prior year quarter, EBIT decreased $0.4 million mainly due to a decrease at Tekpackaging due to lower sales volumes. For the first nine months of 2009 as compared to the prior year period, EBIT decreased due to lower sales at PTI, an increase in research and development costs and higher bid and proposal costs incurred in the pursuit of a significant number of Space related projects.

-Corporate
----------

Corporate costs included in EBIT were $5.4 million and $16.8 million for the three and nine-month periods ended June 30, 2009, respectively, compared to $5.5 million and $15.7 million for the respective prior year periods. The increase in Corporate costs for the first nine months of 2009 as compared to the prior year period was primarily due to a $0.5 million increase in amortization expense related to acquired intangible assets recorded at Corporate. In the first nine months of 2009, Corporate costs included $3.2 million of pretax stock compensation expense and $3.5 million of pretax amortization of acquired intangible assets. In the first nine months of 2008, Corporate costs included $3.2 million of pretax stock compensation expense and $3.0 million of pretax amortization of acquired intangible assets.

INTEREST EXPENSE, NET

Interest expense was $1.6 million and $6.0 million for the three and nine-month periods ended June 30, 2009, respectively, and $2.6 million and $7.1 million for the three and nine-month periods ended June 30, 2008. The decrease in interest expense in the second quarter of 2009 and the first nine months of 2009 as compared to the prior year periods is due to lower interest rates and lower average outstanding borrowings under the revolving credit facility.

INCOME TAX EXPENSE

The third quarter 2009 effective income tax rate for continuing operations was 23.1% compared to 23.2% in the third quarter of 2008. The effective income tax rate from continuing operations in the first nine months of 2009 was 30.1% compared to 31.9% in the prior year period. The decrease in the effective income tax rate in the third quarter and first nine months of 2009 as compared to the prior year periods was due to the favorable impact of research tax credits as a result of a decrease in unrecognized tax benefits this quarter. The income tax expense for the third quarter of 2009 as well as the first nine months of 2009 was favorably impacted by $1.7 million, net, of research tax credits, reducing the effective income tax rate by 12.0% and 4.4%, respectively. The income tax expense for the third quarter of 2008 as well as the first nine months of 2008 was favorably impacted by $2.2 million of tax benefits ($1.6 million export incentive and a $0.6 million research tax credit) reducing the effective income tax rate by 12.4% and 5.5%, respectively. The Company estimates the annual effective tax rate for fiscal 2009 to be approximately 33.0%, excluding the effect of discontinued operations.

During the fourth quarter of 2008, the Internal Revenue Service commenced an examination of the Company's U.S. Federal income tax return for the periods ended September 30, 2003 through September 30, 2006 (fiscal 2003-2006). During the third quarter of 2009, the IRS proposed an adjustment to the research credit. Based on this proposal, the Company decreased the balance of unrecognized tax benefits related to the 2004 through 2009 research credits by $2.0 million. Various state tax years from 2003 through 2008 remain subject to income tax examinations.

The Company anticipates a $0.5 million reduction in the amount of unrecognized tax benefits in the next twelve months, of which $0.3 million would affect the effective tax rate. The reduction is a result of potential IRS settlements, as well as a lapse of the applicable statute of limitations.

CAPITAL RESOURCES AND LIQUIDITY

Working capital from continuing operations (current assets less current liabilities) increased to $115.4 million at June 30, 2009 from $100.6 million at September 30, 2008. Accounts receivable decreased by $21.6 million in the first nine months of 2009, of which $10.0 million related to the USG segment and approximately $9.0 million related to the Test segment, both driven by timing and volume of sales and increased cash collections. Inventories increased by $22.0 million in the first nine months of 2009 primarily related to an increase of approximately $17.0 million in the USG segment and $6.0 million in the Filtration segment to meet forecasted sales for the remainder of 2009.

Capital expenditures from continuing operations were $6.9 million and $12.6 million in the first nine months of fiscal 2009 and 2008, respectively. The decrease in the first nine months of 2009 as compared to the prior year period is mainly due to $4.0 million of expenditures for the ETS Austin facility expansion (Test segment) which occurred in 2008. Additions to capitalized software were $3.4 million and $9.2 million in the first nine months of 2009 and 2008, respectively, with the decrease being due to lower spending on the TWACS NG software in 2009 as compared to the prior year.


Credit facility
---------------

At June 30, 2009, the Company had $170.2 million available to borrow comprised of: approximately $120.2 million available under the credit facility, plus a $50.0 million increase option, in addition to $29.5 million cash on hand. At June 30, 2009, the Company had $202.5 million of outstanding borrowings under the credit facility and outstanding letters of credit of $7.3 million. The Company classified $50 million as the current portion on long-term debt as of June 30, 2009, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. Cash flow from operations and borrowings under the Company's bank credit facility are expected to meet the Company's capital requirements and operational needs for the foreseeable future.

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


OTHER MATTERS

Contingencies
-------------

As a normal incident of the business in which the Company is engaged, various claims, charges and litigation are asserted or commenced against the Company. The Company has received notice from PG&E asserting certain claims for damages in connection with the Company's RF electric product. The Company believes that it has meritorious legal and factual defenses to PG&E's claims. Refer to "Pacific Gas & Electric" in "Management's Discussion and Analysis" appearing in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for discussion about the Company's contracts with PG&E. Given the information currently available, it is the opinion of Management that final judgments and negotiated settlements, if any, which might be rendered or reached, in connection with such claims, charges and litigation are adequately reserved, covered by insurance, or would not have a material adverse effect on its financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", a replacement of FASB Statement No. 162 (SFAS
168). The Codification will become the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement is not expected to have a material impact on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. This Statement is not expected to have a material impact on the Company's financial statements.


FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include, but are not limited to, those relating to the estimates or projections made in connection with the Company's accounting policies, timing and amount of repayment of debt, annual effective tax rate, the impact of SFAS 168 and 165, the reduction in the amount of unrecognized tax benefits over the next twelve months, outcome of current claims and litigation, future cash flow, capital requirements and operational needs for the foreseeable future. Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: the risk factors described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008, the effect of the American Recovery and Reinvestment Act of 2009, actions by PG&E impacting PG&E's AMI projects, the Company's successful performance of large AMI contracts; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; material changes in the costs of certain raw materials including steel and copper; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company's successful execution of internal operating plans and integration of newly acquired businesses.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the first quarter of 2008, the Company entered into a two-year amortizing interest rate swap to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. The swap notional amount for the first year was $175 million amortizing to $100 million in the second year. In addition, during the second quarter of 2009, the Company entered into two $40 million one-year forward interest rate swaps effective October 5, 2009 to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. All derivative instruments are reported on the balance sheet at fair value. The derivative instrument is designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. Based on the interest rate swaps outstanding, the interest rates on approximately 50% of the Company's total borrowings were effectively fixed as of June 30, 2009.

The following is a summary of the notional transaction amounts and fair values for the Company's outstanding derivative financial instruments as of June 30, 2009.

                                             Average
                                  Notional   Receive    Average
     (In thousands)               Amount     Rate       Pay Rate    Fair Value
                                  ------     ----       --------    ----------

     Interest rate swap         $100,000     0.63%       3.99%       ($1,477)
     Interest rate swaps *      $ 80,000      N/A        1.52%         ($413)


* These swaps represent forward contracts and will be effective in October 2009. In addition, the Company pays 57.5 basis points spread on its outstanding debt. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for further discussion about market risk.

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

        *31.1     Certification of Chief
                  Executive Officer
                  relating to Form 10-Q
                  for period ended June
                  30, 2009

        *31.2     Certification of Chief
                  Financial Officer
                  relating to Form 10-Q
                  for period ended June
                  30, 2009

        *32       Certification of Chief
                  Executive Officer and
                  Chief Financial
                  Officer relating to
                  Form 10-Q for period
                  ended June 30, 2009

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





Dated:   August 6, 2009