Form 10-K
period 2009-09-30
ESCO TECHNOLOGIES INC
filed 2009-11-30
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of trading on March 31, 2009: $995,623,909*

*	For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.
Number of shares of Common Stock outstanding at November 23, 2009: 26,442,188.
DOCUMENTS INCORPORATED BY REFERENCE:
1.	Portions of the registrant’s Annual Report to Stockholders for fiscal year ended September 30, 2009 (the “2009 Annual Report”) (Parts I and II).

2.	Portions of the registrant’s Proxy Statement dated December 22, 2009 (the “2010 Proxy Statement”) (Part III).

ESCO TECHNOLOGIES INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

i

ii

PART I
Item 1. Business
THE COMPANY
     ESCO Technologies Inc. (“ESCO”) is a producer of engineered products and systems sold to customers worldwide, primarily for utility, industrial, aerospace and commercial applications. ESCO operates in three operating segments which, together with the operating subsidiaries within each segment, are as follows:
Utility Solutions Group (“Utility Solutions”):
Aclara Power-Line Systems Inc. (“Aclara PLS”)
Aclara RF Systems Inc. (“Aclara RF”)
Aclara Software Inc.
Distribution Control Systems Caribe, Inc.
Doble Engineering Company
Doble TransiNor AS
Doble PowerTest Limited
Doble Lemke GmbH (formerly “LDIC GmbH”)
Doble Lemke AG (formerly “LDIC AG”)
RF Shielding and Test (“Test”):
ETS-Lindgren L.P.
Lindgren R.F. Enclosures, Inc.
ETS-Lindgren OY
ETS Lindgren Limited
Beijing Lindgren ElectronMagnetic Technology Co., Ltd.
ETS Lindgren Engineering India Private Limited
ETS Lindgren Japan, Inc.
Filtration/Fluid Flow (“Filtration”):
PTI Technologies Inc. (“PTI”)
VACCO Industries (“VACCO”)
TekPackaging LLC
     The Aclara entities listed above are hereinafter collectively referred to as “Aclara”. The Doble entities listed above are hereinafter collectively referred to as “Doble”. All of the Test segment entities listed above are hereinafter collectively referred to as “ETS-Lindgren”.
     The above operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below, and are subsidiaries of ESCO Technologies Holding Inc., a wholly-owned direct subsidiary of ESCO. ESCO and its direct and indirect subsidiaries are hereinafter collectively referred to as the “Company”. The Company’s businesses are subject to a number of risks and uncertainties, including without limitation those discussed in Item 1A below. See also “Management’s Discussion and Analysis” appearing in the 2009 Annual Report, which is herein incorporated by reference, and “Forward-Looking Information” below.
     On September 21, 2009, the Company acquired a minority equity interest in Firetide, Inc. for $4 million in cash. Firetide, Inc. is a provider of wireless infrastructure mesh network management systems utilized in utility applications.
     On July 2, 2009, the Company acquired certain assets of Complus Systems Pvt Ltd. (“Complus”) in India for approximately $1.2 million in cash. Complus had been a distributor of ETS-Lindgren products in India. The assets were contributed to the Company’s recently-formed subsidiary, ETS Lindgren Engineering India Private Limited.

DISCONTINUED OPERATION
     On March 13, 2009 the Company completed the sale of the business and most of the assets of Comtrak Technologies, LLC (“Comtrak”) for $3.1 million, net, of cash. Comtrak is accounted for as a discontinued operation in the Consolidated Financial Statements and related notes in the 2009 Annual Report.
     The following sections of this Item 1 refer to the Company’s continuing operations, except where noted. Accordingly, dollar amounts and percentages presented below in this Item 1 for all periods reflect continuing operations by excluding Comtrak. See Note 2 of the Notes to Consolidated Financial Statements in the 2009 Annual Report, which Note is herein incorporated by reference.
PRODUCTS
     The Company’s products are described below. See Note 15 of the Notes to Consolidated Financial Statements in the 2009 Annual Report for financial information regarding segments, which Note is herein incorporated by reference.
UTILITY SOLUTIONS
     The Utility Solutions segment accounted for approximately 61%, 58% and 44% of the Company’s total revenue in fiscal years 2009, 2008 and 2007, respectively.
     Aclara RF provides, through its STAR® network, wireless radio frequency (“RF”) data communications systems to gas, water and electric utilities for advanced metering infrastructure (“AMI”) applications. The STAR® network provides accurate and timely billing, high/low consumption reporting, and non-revenue water loss detection. In November 2005, Aclara RF entered into a contract with Pacific Gas & Electric (PG&E) to provide its communications system for the gas meter portion of PG&E’s AMI Project, and also gave PG&E the option to purchase Aclara RF’s fixed network systems for the electric portion of the Project. The total anticipated contract revenue through the full five-year gas portion deployment is approximately $225 million, of which $190 million had been recorded through September 30, 2009. Items are purchased only upon issuance of purchase orders at the election of PG&E, and the contract is subject to certain contingencies and uncertainties. Total revenue received by Aclara RF in fiscal 2009 from the gas meter portion of this contract was $98 million. In fiscal 2009, PG&E notified Aclara RF that no further electric meter products would be purchased under this contract. For further discussion of this contract and certain related contingencies and uncertainties, see Item 1A Risk Factors and “Management’s Discussion and Analysis — Pacific Gas & Electric” appearing in the 2009 Annual Report. Revenues from STAR® network products, which may be considered a class of similar products, accounted for approximately 25%, 17% and 11% of the Company’s total revenue in fiscal years 2009, 2008 and 2007, respectively.
     Aclara PLS is a leading manufacturer of two-way power line communication systems for the electric utility industry (the “TWACS® systems”), which are composed of equipment (primarily meter modules and equipment for central stations and substations), software and support services. The Company, in fiscal 2008, completed the development of its TWACS NG™ software and released it for commercial use. The TWACS systems provide electric utilities with a proprietary communication technology for automatic meter reading, load control, interval data, outage assessment/restoration monitoring, remote service disconnect/connect, time-of-use data for critical peak pricing, tamper/theft detection and pre-paid metering. Revenue from the TWACS systems, which may be considered a class of similar products, accounted for approximately 19%, 25% and 29% of the Company’s total revenue in fiscal years 2009, 2008 and 2007, respectively.
     The Company’s total sales to PG&E in fiscal 2009, comprising all Aclara sales described above, were $106.2 million, which represented approximately 17% of the Company’s consolidated net sales.
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
     Doble is a supplier of high-end electronic diagnostic test products and services to the electric utility industry for the evaluation of power assets. Its products and services are used by electric utilities representing approximately 95% of the generated electric energy of North America and by the major manufacturers of electric power apparatus. Doble is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment. It has been operating for over 80 years, and serves customers in 75 countries worldwide.
TEST
     The Test segment accounted for approximately 22%, 23% and 32% of the Company’s total revenue in fiscal years 2009, 2008 and 2007, respectively.
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
FILTRATION
     The Filtration segment accounted for approximately 17%, 19% and 24% of the Company’s total revenue in fiscal years 2009, 2008 and 2007, respectively.
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
     TekPackaging LLC produces highly engineered thermoformed products and packaging materials for medical, retail, food and electronic applications.
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
     The Company’s international sales accounted for approximately 18%, 21% and 19% of the Company’s total sales in the fiscal years ended September 30, 2009, 2008 and 2007, respectively. See Note 15 of the Notes to Consolidated Financial Statements in the 2009 Annual Report for financial information regarding geographic areas, which Note is herein incorporated by reference. See also Item 1A Risk Factors for a discussion of risks of the Company’s international operations.
     Some of the Company’s products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government, primarily related to the Filtration segment, accounted for approximately 5%, 6% and 8% of the Company’s total sales in the fiscal years ended September 30, 2009, 2008 and 2007, respectively.
INTELLECTUAL PROPERTY
     The Company owns or has other rights in various forms of intellectual property (i.e., patents, trademarks, service marks, copyrights, mask works, trade secrets and other items). As a major supplier of engineered products to industrial and commercial markets, the Company emphasizes developing intellectual property and protecting its rights therein. However, the scope of protection afforded by intellectual property rights, including those of the Company, is often uncertain and involves complex legal and factual issues. Some intellectual property rights, such as patents, have only a limited term. Also, there can be no assurance that third parties will not infringe or design around the Company’s intellectual property. Policing unauthorized use of intellectual property is difficult, and copyright infringement is a persistent problem for many companies, particularly in some international markets. In addition, the Company may not elect to pursue an unauthorized user due to the high costs and uncertainties associated with litigation. Further, there can be no assurance that courts will ultimately hold issued patents valid and enforceable. See Item 1A Risk Factors.
     In the Utility Solutions segment, many of the products are based on patented or otherwise proprietary technology, including the Company’s TWACS® technology. The TWACS® systems are protected primarily by a number of patents expiring on various dates ending in 2017. Patents covering significant aspects of the TWACS® technology will expire in 2010 for outbound signal reception and in 2017 for inbound signal generation. The expiration of the above patents in 2010 is not expected to have a material effect on the Company’s operations. Other patents covering inbound and outbound signal detection expired in 2007. The Utility Solutions segment policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products and methods of operation for its businesses, as such developments are made. The Company plans to protect the TWACS NG™ software code as a trade secret, although certain discrete features and functionality may be patented. The Company holds two significant patents which cover the operation of its STAR® network communications systems. These will expire in 2015 and 2016. Doble holds an extensive library of apparatus performance information useful to Doble employees and to entities that generate, distribute or consume electric energy. Doble makes part of this library available to registered users via an Internet portal.
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
BACKLOG
     Total Company backlog at September 30, 2009 was $299.4 million, representing an increase of $14.9 million (5.2%) from the beginning of the fiscal year backlog of $284.5 million. The backlog of firm orders at September 30, 2009 and September 30, 2008, respectively, was: $132.4 million and $143.2 million for Utility Solutions; $54.2 million and $69.8 million for Test; and $112.8 million and $71.5 million for Filtration. As of September 30, 2009, it is estimated that domestic customers accounted for approximately 76% of the Company’s total firm orders, and international customers accounted for approximately 24%. Of the Company’s total backlog of orders at September 30, 2009, approximately 88% is expected to be completed in the fiscal year ending September 30, 2010.
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
     In the Utility Solutions segment, in addition to its internal manufacturing of RF end-products, Aclara RF has contracts with three independent manufacturers which produce and supply a significant amount of such end-products, as well as contracts with several of the suppliers of the raw materials that are incorporated into such end-products. Aclara PLS has arrangements with two independent manufacturers which produce and supply substantially all of Aclara PLS’s power-line end-products. One of these manufacturers is an industry leader with worldwide operations. Each of these manufacturers is directed by Aclara PLS to purchase certain unique raw material components from suppliers designated by Aclara PLS. Aclara PLS also has contracts with certain of the raw material suppliers, directing them to supply such raw materials to Aclara PLS’s manufacturers. The Company believes that the above-described manufacturers and suppliers will be reliable sources for Aclara’s end-products for the foreseeable future.
     The Test segment is a vertically integrated supplier of electro-magnetic (“EM”) shielding products, producing most of its critical RF components. However, this segment purchases significant quantities of raw materials such as steel, copper, nickel and wood. Accordingly, the segment is subject to price fluctuations in the worldwide raw materials markets.
     The Filtration segment purchases supplies from a wide array of vendors. In most instances, multiple vendors of raw materials are screened during a qualification process to ensure that there will not be an interruption of supply should one of them discontinue operations. Nonetheless, in some situations, there is a risk of shortages due to reliance on a limited number of suppliers or because of price fluctuations due to the nature of the raw materials. For example, titanium, an important raw material for VACCO, may continue to sometimes be in short supply.
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
     Primary competitors of Aclara in the utility communications market include Itron, Inc., Silver Spring Networks, Landis + Gyr, Cannon Technologies Inc., Sensus Metering Systems Inc., Trilliant Inc., Elster Electricity, L.L.C., Comverge, Inc., Neptune Technology Group, e-Meter Corporation, Oracle Corporation, APOGEE Interactive Inc., Ecologic Analytics, LLC, SmartSynch, Inc. and Tantalus Systems Corp. OMICRON electronics Corp. USA has for some time been a primary competitor of Doble in the international market, and has recently increased competition in the North America market. OMICRON has the ability to heavily fund research and development. In addition, Megger Group Limited has recently emerged as a significant competitor to Doble.
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
     The Company performs research and development at its own expense, and also engages in research and development funded by customers. For the fiscal years ended September 30, 2009, 2008 and 2007, total Company-sponsored research and development expenses were approximately $32.0 million, $33.0 million and $23.5 million, respectively. Total customer-sponsored research and development expenses were approximately $2.9 million, $5.3 million and $3.7 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. All of the foregoing expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $14.4 million, $8.6 million and $7.8 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.
ENVIRONMENTAL MATTERS
     The Company is involved in various stages of investigation and cleanup relating to environmental matters. It is very difficult to estimate the potential costs of such matters and the possible impact of these costs on the Company at this time due in part to: the uncertainty regarding the extent of pollution; the complexity of Government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of cost recovery; and in the case of off-site waste disposal facilities, the uncertain level of the Company’s relative involvement and the possibility of joint and several liability with other contributors under applicable law. Based on information currently available, the Company does not believe that the aggregate costs involved in the resolution of any of its environmental matters will have a material adverse effect on the Company’s financial condition or results of operations.
GOVERNMENT CONTRACTS
     The Company’s contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government are primarily firm fixed-price contracts under which work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the Company. All Government prime contracts and virtually all of the Company’s subcontracts provide that they may be terminated at the convenience of the Government. Upon such termination, the Company is normally entitled to receive equitable compensation from its customer. See “Marketing And Sales” in this Item 1, and Item 1A Risk Factors for additional information regarding

Government contracts.
EMPLOYEES
     As of September 30, 2009, the Company employed approximately 2,140 persons.
FINANCING
     The Company maintains a $330 million five-year revolving credit facility with a $50 million increase option. The facility is available for direct borrowings and/or the issuance of letters of credit, and is provided by a group of sixteen banks, led by National City Bank as agent, with a maturity of November 30, 2012. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. See “Management’s Discussion and Analysis — Bank Credit Facility” in the 2009 Annual Report, and Note 9 of the Notes to Consolidated Financial Statements in the 2009 Annual Report, which information is herein incorporated by reference.
HISTORY OF THE BUSINESS
     ESCO was incorporated in Missouri in August 1990 as a wholly-owned subsidiary of Emerson Electric Co. (“Emerson”) to be the indirect holding company for several Emerson subsidiaries, which were primarily in the defense business. Ownership of ESCO and its subsidiaries was distributed on October 19, 1990 by Emerson to its shareholders through a special distribution. Since that time, through a series of acquisitions and divestitures, the Company has shifted its primary focus from defense contracting to the production and supply of engineered products and systems marketed to utility, industrial, aerospace and commercial users. Effective July 10, 2000, ESCO changed its name from ESCO Electronics Corporation to ESCO Technologies Inc. See Notes 2 and 3 of the Notes to Consolidated Financial Statements in the 2009 Annual Report, which Notes are herein incorporated by reference.
AVAILABLE INFORMATION
     The Company makes available free of charge on or through its Internet website, www.escotechnologies.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.
Item 1A. Risk Factors
     This Form 10-K, including Item 1 “Business,” Item 2 “Properties”, Item 3 “Legal Proceedings” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (incorporated by reference to “Management’s Discussion and Analysis” appearing in the 2009 Annual Report), contains “forward-looking statements” within the meaning of the safe harbor provisions of the federal securities laws. In addition to the risks and uncertainties discussed elsewhere in this Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statements.
MOST UTILITY SOLUTIONS SEGMENT SALES ARE TO OR FOR THE UTILITY INDUSTRY, KNOWN FOR LONG SALES CYCLES AND UNCERTAINTY, WHICH COULD AFFECT THE TIMING OF REVENUE.
     Most of the Utility Solutions segment’s sales are to or for the utility industry, where sales cycles are long and often unpredictable due to budgeting, purchasing and regulatory approval processes that can take up to several years to complete. Most Aclara sales involve large dollar amounts, and are marked by extended and complex competitive procurements. These factors often cause delays in the timing of sales, and such delays could result in order postponement, reduction in size or cancellation, thereby reducing or delaying the Company’s future revenue. In addition, delays in the receipt of grants by certain utility customers under the American Recovery and Reinvestment Act of 2009 may cause delays in the placement of orders with Aclara. Also, these customers’ selection of vendors may be influenced by the specific terms of such grants, such as buy-American requirements, which may prohibit the supply by

Aclara of products produced outside the U.S.
NEGATIVE WORLDWIDE ECONOMIC CONDITIONS AND RELATED CREDIT SHORTAGES COULD RESULT IN A DECREASE IN THE COMPANY’S SALES AND AN INCREASE IN ITS OPERATING COSTS, WHICH COULD ADVERSELY AFFECT ITS BUSINESS AND OPERATING RESULTS.
     If there is a worsening of current global and U.S. economic and financial market conditions and additional tightening of global credit markets, many of the Company’s customers may further delay or reduce their purchases of its products. The current uncertainties in the global economy may cause the utility industry to experience shortages in available credit, which could limit capital spending. To the extent this problem affects customers of the Utility Solutions segment, the sales and profits of this segment could be adversely affected. Likewise, if the Company’s suppliers face challenges in obtaining credit, they may have to increase their prices or become unable to continue to offer the products and services the Company uses to manufacture its products, which could have an adverse effect on its business, results of operations and financial condition.
CREDIT SHORTAGES COULD AFFECT THE PRICING OF THE COMPANY’S CREDIT FACILITY INCREASE OPTION.
     Tightening of the global credit markets could cause an increase in the pricing or fees related to the Company’s overall credit facility if the Company exercises its $50 million increase option.
A SIGNIFICANT PORTION OF THE UTILITY SOLUTIONS SEGMENT REVENUES MAY BE GENERATED BY A LIMITED NUMBER OF LARGE CONTRACTS.
     A significant portion of the Utility Solutions segment’s business may be dependent on several large contracts with customers. The loss of revenue which would result from such a customer’s selection of other suppliers, cancellations, delays, reductions, regulatory actions or the Company’s failure to perform in connection with such a contract could have a material adverse effect on the Company’s business, results of operations and financial condition.
THE COMPANY’S QUARTERLY RESULTS MAY FLUCTUATE SUBSTANTIALLY.
     The Company has experienced variability in quarterly results and believes its quarterly results will continue to fluctuate as a result of many factors, including the size and timing of customer orders, Federal Communications Commission or other governmental actions, changes in existing taxation rules or practices, the gain or loss of significant customers, timing and levels of new product developments, shifts in product or sales channel mix, increased competition and pricing pressure, and general economic conditions affecting enterprise spending for the utility industry.
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

A SIGNIFICANT PORTION OF THE COMPANY’S CAPITALIZED SOFTWARE IS SUBJECT TO IMPAIRMENT RISK BASED ON THE ABILITY TO MARKET THE SOFTWARE.
     A significant portion of the Company’s capitalized software value is contingent on the future sales of TWACS NG™ software. Failure to generate sufficient sales to recoup costs could result in the impairment of the capitalized software costs.
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
     Certain of the Company’s other businesses are dependent upon sole source or a limited number of third-party manufacturers of parts and components. Many of these suppliers are small businesses. Since alternative supply sources are limited, there is an increased risk of adverse impacts on the Company’s production schedules and profits if the Company’s suppliers were to default in fulfilling their price, quality or delivery obligations.
PRODUCT DEFECTS COULD RESULT IN COSTLY FIXES, LITIGATION AND DAMAGES.
     If there are claims related to defective products (under warranty or otherwise), particularly in a product recall situation, the Company could be faced with significant expenses in replacing or repairing the product. For example, the Aclara meter modules are installed in thousands of residences and other buildings. The replacement/repair costs for such products, if defective, could have a material adverse effect on the Company’s financial condition. Also, the Filtration segment obtains raw materials, machined parts and other product components from suppliers who provide certifications of quality which are relied on by the Company. Should these product components be defective and pass undetected into finished products, there could be significant costs to the Company for repairs, re-work or replacement.
     In addition, if a dispute over product claims cannot be settled, arbitration or litigation may result, involving attorneys’ fees and the potential of damage awards against the Company.
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
ECONOMIC, POLITICAL AND OTHER RISKS OF THE COMPANY’S INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT BUSINESS.
     In fiscal 2009, approximately 18% of the Company’s sales were made to international customers. An economic downturn or an adverse change in the political situation in certain foreign countries in which the

Company does business could cause a decline in revenues and adversely affect the Company’s financial condition. For example, the Test segment does significant business in Asia and Europe. Changes in the Asian political climate or political changes in specific Asian countries could negatively affect the Company’s business. Weakness in the European economy could have a significant adverse effect on the Company’s European revenues. For example, Doble Lemke GmbH is based in Germany and could be negatively impacted by weakness in the European economy.
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
SALES OF GOVERNMENT PRODUCTS DEPEND UPON CONTINUED GOVERNMENT FUNDING.
     During the past three fiscal years, from 5% to 8% of the Company’s revenues have been generated from sales to the U.S. Government or its contractors. These sales are dependent on continuous government funding of its programs. There could be reductions or terminations of the government funding on programs which are applicable to the Company or its customers. These funding effects could adversely affect the Company’s sales and profit, and could bring about a restructuring of Company operations, which could result in an adverse effect on its financial condition or results of operations.
     For example, a significant part of VACCO’s sales involve major U.S. Government defense and space programs. Government reduction in spending on these programs could have a significant adverse impact on Company financial results.
THE END OF CUSTOMER PRODUCT LIFE CYCLES COULD NEGATIVELY AFFECT FILTRATION SEGMENT RESULTS.
     Many of the Company’s filtration products are sold to be components in the customers’ end-products. If a customer discontinues a certain end-product line, the ability of the Company to continue to sell those components will be reduced or eliminated. The result could be a significant decrease in Company sales.
     For example, a substantial portion of PTI’s revenue is generated from commercial aviation aftermarket sales. As certain aircraft are retired and replaced by newer aircraft, there could be a corresponding decrease in sales associated with the Company’s current products. Such a decrease could adversely affect the Company’s operating results. In addition, if the Government cuts back the space program, VACCO’s sales of space products would be reduced, and its revenues could be adversely affected.
ACQUISITIONS OF OTHER COMPANIES CARRY RISK.
     Acquisitions of other companies involve numerous risks, including difficulties in the integration of the operations, technologies and products of the acquired companies, the potential exposure to unanticipated and undisclosed liabilities, the potential that expected benefits or synergies are not realized and that operating costs increase, the potential loss of key personnel, suppliers or customers of acquired businesses and the diversion of management’s time and attention from other business concerns. Although management will attempt to identify and evaluate the risks inherent in any future transaction, the Company may not properly ascertain all such risks.
DESPITE ITS EFFORTS, THE COMPANY MAY BE UNABLE TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY.
     Despite the Company’s efforts to protect its intellectual property, unauthorized parties or competitors may copy or otherwise obtain and use the Company’s products and technology, particularly in foreign countries where the laws may not protect the Company’s proprietary rights as fully as in the United States. Current and future actions to enforce the Company’s proprietary rights may result in substantial costs and diversion of resources, and may not be successful. In addition, the Company may not elect to pursue an unauthorized user due to the high costs and uncertainties associated with litigation. The Company may also face exposure to claims by others challenging its intellectual property rights.

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
DISPUTES WITH CONTRACTORS COULD ADVERSELY AFFECT THE TEST SEGMENT’S COSTS.
     A major portion of the Test segment’s business involves working in conjunction with general contractors to produce end-products, such as electronic test chambers, secure communication rooms, MRI facilities, etc. If there are performance problems caused by either the Company or a contractor, these often result in cost overruns and may lead to a dispute as to which party is responsible. The resolution of such disputes can result in arbitration or litigation, and could involve significant expense including attorneys’ fees. In addition, these disputes may result in reduction in revenue, a loss on a particular project, or even a significant damages award against the Company.
THE LOSS OF SPECIALIZED KEY EMPLOYEES COULD AFFECT PERFORMANCE AND REVENUES.
     There is a risk of the Company’s losing key employees having engineering and technical expertise to other employers. For example, the Utility Solutions segment relies heavily on engineers with significant experience and reputation in the utility industry to furnish expert consulting services and support to customers. There is a current trend of a shortage of these qualified engineers because of hiring competition from other companies in the industry. Loss of these employees to other employers could reduce the segment’s ability to provide services and affect revenues negatively.
ENVIRONMENTAL OR REGULATORY REQUIREMENTS COULD INCREASE EXPENSES AND ADVERSELY AFFECT PROFITABILITY.
     The Company’s operations and properties are subject to U.S. and foreign environmental laws and regulations governing, among other things, the generation, storage, emission, discharge, transportation, treatment and disposal of hazardous materials and the clean up of contaminated properties. These regulations, and changes therein, could increase the cost of compliance. Failure to comply could result in the imposition of significant fines, suspension of production, alteration of product processes, cessation of operations or other actions, which could materially and adversely affect the Company’s business, financial condition and results of operations. For example, the Company is currently involved as a responsible party in several on-going investigations and remediations of contaminated properties, both Company-owned and off-site. Future costs associated with these situations are difficult to quantify. These and any future costs associated with environmental issues currently unknown could have a significant effect on the Company’s financial condition. See Item 1, Business-Environmental Matters for a discussion of these factors.
COMPETITION IS BROADLY BASED AND GLOBAL IN SCOPE.
     The Company faces competition from a large number of manufacturers and distributors for nearly all of its products. Some of the Company’s competitors are larger, more diversified corporations, global in scope, with greater financial, marketing, production and research and development resources. If the Company cannot compete successfully against current or future competitors, it could have a material adverse effect on the Company’s business, financial condition and results of operations.
FORWARD-LOOKING INFORMATION

     Statements contained in this Form 10-K regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts and projections about the Company’s performance and the industries in which the Company operates, 2010 revenues, EBIT, EPS, adequacy of the Company’s credit facilities and future cash flows, estimates of anticipated contract costs and revenues, the anticipated total value of the Aclara RF Contract with PG&E and with the City of New York, the anticipated total value of Aclara PLS’s contract with Idaho Power Company, the anticipated total value of TekPackaging’s recently received five year production contract, the outcome of current litigation, claims and charges, the anticipated timing and amount of lost deferred tax assets, continued reinvestment of foreign earnings, the timing, total value and period of performance of contracts awarded to the Company, the accuracy of the Company’s estimates utilized in software revenue recognition, the accuracy of the Company’s estimates utilized to project costs at completion in the Test segment and Filtration segment, income tax liabilities, the effective tax rate, the amount, timing and ability to use net research tax credits, the timing and amount of the reduction of unrecognized tax benefits, repayment of debt within the next twelve months, the recognition of costs related to share-based compensation arrangements, future costs relating to environmental matters, share repurchases, investments, sustained performance improvement, performance improvement initiatives, growth opportunities, new product development, the Company’s ability to increase shareholder value, acquisitions, and the beliefs and assumptions of Management contained in “Management’s Discussion and Analysis” in the 2009 Annual Report, and other statements contained herein which are not strictly historical are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that such statements are only predictions, speak only as of the date of this report, and the Company undertakes no duty to update. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment including, but not limited to those described under this “Item 1A. Risk Factors” and the following: the timing and content of purchase order releases under the PG&E contract; termination for convenience of customer contracts; timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal operating plans.
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     The Company’s principal buildings contain approximately 1,129,858 square feet of floor space. Approximately 715,200 square feet are owned by the Company and approximately 414,658 square feet are leased. See Note 7 of the Notes to Consolidated Financial Statements in the 2009 Annual Report, which information is herein incorporated by reference. The principal plants and offices are as follows:

			Lease Expiration	Principal Use
Location	Size (Sq. Ft.)	Owned/Leased	Date	(Operating Segment)
Cedar Park, TX	140,000	Owned		Management, Engineering and Manufacturing (Test)

Oxnard, CA	127,400	Owned		Management, Engineering and Manufacturing (Filtration)

			Lease Expiration	Principal Use
Location	Size (Sq. Ft.)	Owned/Leased	Date	(Operating Segment)
Cleveland, OH	111,258	Leased	9-1-2019 (two 5-year renewal options)	Management, Engineering and Manufacturing (Utility Solutions)

South El Monte, CA	100,100	Owned		Management, Engineering and Manufacturing (Filtration)

Durant, OK	100,000	Owned		Manufacturing (Test)

Watertown, MA	88,800	Owned		Management, Engineering and Manufacturing (Utility Solutions)

St. Louis, MO	86,800	Leased	3-31-2013 (one 5-year renewal option)	Management and Engineering (Utility Solutions)

Huntley, IL	85,000	Owned		Management and Manufacturing (Filtration)

Glendale Heights, IL	59,400	Leased	3-31-2010 (three 3-year renewal options)	Management, Engineering and Manufacturing (Test)

Beijing, China	50,600	Leased	4,600 sq. ft. office 12-14-2010	Manufacturing (Test)
			46,000 sq. ft. plant 12-31-2009

Eura, Finland	40,900	Owned		Management, Engineering and Manufacturing (Test)

St. Louis, MO	33,000	Owned		Management and Engineering (Utility Solutions)

Minocqua, WI	30,200	Leased	3-31-2010 (three 3-year renewal options)	Engineering and Manufacturing (Test)

St. Louis, MO	20,500	Leased	8-31-2015 (one 5-year renewal option)	ESCO Headquarters

Wellesley, MA	18,500	Leased	9-30-2012	Management and Engineering (Utility Solutions)

Morrisville, NC	16,700	Leased	3-31-2014 (one 3-year renewal option)	Management (Utility Solutions)

Stevenage, England	12,200	Leased	8-11-2017 (option to terminate in 2012)	Management, Engineering and Manufacturing (Test)

Kesselsdorf, Germany	8,500	Leased	5-31-2012	Management, Engineering and Manufacturing (Utility Solutions)
     The Company believes its buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for the Company’s current production requirements and other needs.

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
Executive Officers of the Registrant
     The following sets forth certain information as of November 25, 2009 with respect to ESCO’s executive officers. These officers have been elected to terms which expire at the first meeting of the Board of Directors after the next annual meeting of Stockholders.

Name	Age	Position(s)

Victor L. Richey, Jr.*	52	Chairman, President and Chief Executive Officer

Gary E. Muenster	49	Executive Vice President and Chief Financial Officer

Alyson S. Barclay	50	Senior Vice President, Secretary and General Counsel

*	Also Chairman of the Executive Committee of the Board of Directors.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information required by this item is incorporated herein by reference to Notes 10 and 11 of the Notes to Consolidated Financial Statements, “Common Stock Market Price” and “Shareholders’ Summary—Capital Stock Information” appearing in the 2009 Annual Report. As of November 10, 2009, there were approximately 2,400 record holders of Common Stock (including Company employees holding shares under the Employee Stock Purchase Plan). No cash dividends on ESCO’s common stock have been paid for fiscal years 2008 or 2009. However, the Board of Directors, on November 12, 2009, adopted a resolution to initiate quarterly cash dividends payable at an annual rate of $0.32 per share on the common stock. The first quarterly dividend of $0.08 per share will be paid on January 19, 2010 to stockholders of record as of January 4, 2010. Like quarterly dividends shall be paid each quarter thereafter until such time as the Board of Directors may terminate or amend the dividend declaration. Currently, the credit facility prohibits a cash dividend, but the Company has made arrangements with its lender banks to amend the credit facility to permit the cash dividend payments described above. See item 12 for equity compensation plan information.
ISSUER PURCHASES OF EQUITY SECURITIES*:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
July 1-31, 2009	0	N.A.	0	$30 Million
August 1-31, 2009	0	N.A.	0	$30 Million
Sep. 1-30, 2009	0	N.A.	0	$30 Million
Total	0	N.A.	0	$30 Million

*	On July 30, 2009, the Board of Directors announced a new common stock repurchase program (the “2009 Program”) for a maximum total value of $30 Million. The 2009 Program will expire September 30, 2010. The pre-existing stock repurchase program, having a maximum total value of $30 Million, was superseded and cancelled by the 2009 Program. There currently is no repurchase program which the Company has determined to terminate prior to the program’s expiration, or under which the Company does not intend to make further purchases.
Item 6. Selected Financial Data
     The information required by this item is incorporated herein by reference to “Five-Year Financial Summary” and Notes 2 and 3 of the Notes to Consolidated Financial Statements appearing in the 2009 Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis” appearing in the 2009 Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is incorporated herein by reference to “Market Risk Analysis” and “Quantitative And Qualitative Disclosures About Market Risk” in “Management’s Discussion and Analysis” appearing in the 2009 Annual Report.
Item 8. Financial Statements and Supplementary Data
     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company on pages 21 through 42 and the report thereon of KPMG LLP, an independent registered public accounting firm, appearing on page 45 of the 2009 Annual Report.
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not Applicable.

Item 9A. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management’s Report on Internal Control Over Financial Reporting and the attestation report thereon of KPMG LLP are incorporated herein by reference to pages 44 and 45, respectively, in the 2009 Annual Report.
     There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information regarding nominees and directors appearing under “Nominees and Continuing Directors” in the 2010 Proxy Statement is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this Form 10-K. Information regarding the Audit and Finance Committee and its members appearing under “Board of Directors and Committees” in the 2010 Proxy Statement is hereby incorporated by reference.
     Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement is hereby incorporated by reference.
     The Company has adopted codes of ethics which apply to its chief executive officer, chief financial officer, principal accounting officer, controller and all other senior executives, as well as all Company employees. The following documents are available free of charge through the Company’s internet website at www.escotechnologies.com and in print to any person who requests them: Corporate Governance Guidelines; Charters of the Audit and Finance Committee, Human Resources and Compensation Committee, and Nominating and Corporate Governance Committee; Code of Business Conduct and Ethics; and Code of Ethics for Senior Financial Officers. Direct your request for printed documents to Director of Investor Relations, ESCO Technologies Inc., 9900A Clayton Road, St. Louis, MO 63124.
Item 11. Executive Compensation
     Information appearing under “Board of Directors and Committees,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2010 Proxy Statement is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information regarding beneficial ownership of shares of common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent stockholders appearing under “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2010 Proxy Statement is hereby incorporated by reference.

Equity Compensation Plan Information:
     The following table summarizes certain information regarding Common Shares that may be issued by the Company pursuant to its equity compensation plans existing as of September 30, 2009.

					Number of securities
					remaining available for
					future issuance under
	Number of securities to		Weighted-average		equity compensation
	be issued upon exercise		exercise price of		plans (excluding
	of outstanding options,		outstanding options,		securities reflected in
Plan Category	warrants and rights(1)		warrants and rights		column (a))(1)
	(a)		(b)		(c)

Equity compensation plans approved by security holders (2)	1,192,180	(3)	$33.63	(4)	1,625,053	(5)(6)

Equity compensation plans not approved by security holders	0		N/A		196,778	(7)

Total	1,192,180		$33.63		1,821,831

(1)	Number of Common Shares is subject to adjustment for any future changes in capitalization for stock splits, stock dividends and similar events.

(2)	Consists of the Company’s 1990, 1994 and 1999 Stock Option Plans, the 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan. Each of the above-cited Plans has been amended without Stockholder approval in accordance with its terms, as follows: the Company’s 1990, 1994 and 1999 Stock Option Plans have been amended to provide for tax withholding, to provide for adjustment upon a special distribution and in certain other respects; the 1994 and 1999 Stock Option Plans have been amended to reflect the change of the Company’s name and the elimination of the Company’s common stock trust receipts; the 1994 Stock Option Plan was amended to authorize the Human Resources and Compensation Committee (the “Committee”), in its discretion, to: (i) permit an optionee who terminates employment with the approval of the Company to exercise a vested stock option at any time within three months after termination, but before ten years from the date of grant, and (ii) direct that an option award agreement may permit an optionee who terminates employment on account of retirement on or after age 60 to exercise a vested stock option up to one year after retirement, but before ten years from the date of grant; the 1990, 1994 and 1999 Stock Option Plans and the 2001 Stock Incentive Plan were amended to authorize the Committee to delegate to any employee the power to extend a stock option beyond termination of employment for persons who are not “officers” as defined in Rule 16a-1 under the Exchange Act; the 1994 and 1999 Stock Option Plans and the 2001 Stock Incentive Plan have been amended to authorize the Committee to delegate to the Chief Executive Officer the power to grant stock options to persons who are not such “officers”, with the limitation of 10,000 shares per award and 100,000 shares awarded in the aggregate in any fiscal year; the 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan were amended with respect to Performance Share distributions to: (i) eliminate the participant’s option to pay cash for tax withholding and receive all shares due, and (ii) eliminate the participant’s option to defer the distribution; the 2004 Incentive Compensation Plan was amended with respect to Performance Share distributions to eliminate the Committee’s discretion to determine the percentage of the distribution to be made in shares or to be withheld for tax payments; and the 1999 Stock Option Plan, the 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan were amended in accordance with Section 409A of the Internal Revenue Code of 1986, as amended, to eliminate the Committee’s discretion to grant to stock option holders additional alternative stock appreciation rights covering additional shares, under certain circumstances; and in the case of the 2004 Plan, to restrict the payment of dividend equivalents to participants in restricted stock awards to the time when the shares to which the dividend equivalents apply are delivered to the participant.

(3)	Includes 300,354 Common Shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the Company’s 2001 Stock Incentive Plan.

(4)	Does not include 300,354 Common Shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the 2001 Stock Incentive Plan, for which there are no exercise prices.

(5)	Comprises 112,642 Common Shares under the 2001 Stock Incentive Plan and 1,512,411 Common Shares under the 2004 Incentive Compensation Plan.

(6)	Does not include shares that may be purchased on the open market pursuant to the Company’s Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants may elect to have up to 10% of their current salary or wages withheld and contributed to one or more independent trustees for the purchase of Common Shares. At the discretion of an officer of the Company, the Company or a domestic subsidiary or division may contribute cash in an amount not to exceed 20% of the amounts contributed by participants. The total number of Common Shares purchased with the Company’s matching contributions, however, may not exceed 183,446. As of September 30, 2009, 59,680 shares had been purchased with the Company’s matching funds.

(7)	Represents Common Shares issuable pursuant to the Compensation Plan for Non-Employee Directors (the “Compensation Plan”), which provides for each director to be paid (in addition to other fees) an annual retainer fee payable partially in cash and partially in Common Shares. Periodically, the Human Resources and Compensation Committee of the Board of Directors determines the amount of the retainer fee and the allocation of the fee between cash and Common Shares. The maximum number of Common Shares available for distribution under the Compensation Plan is 400,000 shares. The stock portion of the retainer fee is distributable in quarterly installments. Directors may elect to defer receipt of all of their cash compensation and/or all of the stock portion of the retainer fee. The deferred amounts are credited to the director’s deferred compensation account in stock equivalents. Deferred amounts are distributed in Common Shares or cash at such future dates as specified by the director unless distribution is accelerated in certain circumstances, including a change in control of the Company. The stock portion which has been deferred may only be distributed in Common Shares.
Item 13. Certain Relationships and Related Transactions and Director Independence
     Information regarding the Company’s directors, nominees for directors and members of the committees of the board of directors, and their status of independence appearing under “Board of Directors and Committees” in the 2010 Proxy Statement is hereby incorporated by reference.
     There was no transaction since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.
     The Company has implemented a written policy to ensure that all “Interested Transactions” with “Related Parties” will be at arm’s length and on terms generally available to an unaffiliated third-party under the same or similar circumstances. Interested Transactions are any Company transactions in which any Related Party has or will have a direct or indirect interest. Related Parties are executive officers, directors, director nominees and persons owning more than 5% of Company common stock, or any immediate family member of such parties. The policy contains procedures requiring Related Parties to notify the Company of potential Interested Transactions and for the Nominating and Corporate Governance Committee (“Committee”) to review and approve or disapprove of such transaction. The Committee will consider whether the Interested Transaction with a Related Party is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances. If advance Committee approval is not feasible or is not obtained, the policy requires submission of the transaction to the Committee after the fact, and the Committee is empowered to approve, ratify, amend, rescind or terminate the transaction. In such event, the Committee will also request the General Counsel to evaluate the Company’s controls and procedures to ascertain whether any changes to the policy are recommended.

Item 14. Principal Accounting Fees and Services
     Information regarding the Company’s independent auditors, their fees and services, and the Company’s Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services appearing under “Independent Public Accountants” in the 2010 Proxy Statement is hereby incorporated by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) Documents filed as a part of this report:
1.	The Consolidated Financial Statements of the Company on pages 21 through 42 and the Report of Independent Registered Public Accounting Firm thereon of KPMG LLP appearing on page 45 of the 2009 Annual Report.

2.	Financial statement schedules have been omitted because the subject matter is disclosed elsewhere in the financial statements and notes thereto, not required or not applicable, or the amounts are not sufficient to require submission.

     3. Exhibits:

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

3.1	Restated Articles of Incorporation	Incorporated by Reference, Exhibit 3(a)[1]

3.2	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by Reference, Exhibit 4(e)[2]

3.3	Articles of Merger effective July 10, 2000	Incorporated by Reference, Exhibit 3(c)[3]

3.4	Bylaws, as amended and restated	Incorporated by Reference, Exhibit 3.4[4]

3.5	Amendment to Bylaws effective November 9, 2007	Incorporated by Reference, Exhibit 3.1[23]

4.1	Specimen Common Stock Certificate	Incorporated by Reference, Exhibit 4(a)[3]

4.2	Specimen Rights Certificate	Incorporated by Reference, Exhibit B to Exhibit 4.1[5]

4.3	Rights Agreement dated as of September 24, 1990 (as amended and restated as of February 3, 2000) between the Registrant and Registrar and Transfer Company, as successor Rights Agent	Incorporated by Reference, Exhibit 4.1[5]

4.4	Credit Agreement dated as of October 6, 2004, among the Registrant, Wells Fargo Bank, N.A., as agent, and the lenders listed therein	Incorporated by Reference, Exhibit 4.4[6]

4.5	Consent and waiver to Credit Agreement (listed as 4.4, above) dated as of January 20, 2006	Incorporated by Reference, Exhibit 4.1[21]

10.1	Form of Indemnification Agreement with each of ESCO’s directors	Incorporated by Reference, Exhibit 10(k)[7]

10.2	Supplemental Executive Retirement Plan as amended and restated as of August 2, 1993*	Incorporated by Reference, Exhibit 10(n)[8]

10.3	Second Amendment to Supplemental Executive Retirement Plan effective May 1, 2001*	Incorporated by Reference, Exhibit 10.4[9]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

10.4	Directors’ Extended Compensation Plan*	Incorporated by Reference, Exhibit 10(o)[8]

10.5	First Amendment to Directors’ Extended Compensation Plan effective January 1, 2000*	Incorporated by Reference, Exhibit 10.11[10]

10.6	Second Amendment to Directors’ Extended Compensation Plan effective April 1, 2001*	Incorporated by Reference, Exhibit 10.7[9]

10.7	1994 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.1[11]

10.8	Amendment to 1994 Stock Option Plan effective July 18, 2002*	Incorporated by Reference, Exhibit 10(b)[12]

10.9	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.15[10]

10.10	Severance Plan adopted as of August 10, 1995 (as restated February 5, 2002)*	Incorporated by Reference, Exhibit 10[13]

10.11	Amendment to 1994 Stock Option Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.12[4]

10.12	1999 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.2[11]

10.13	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.3[11]

10.14	Amendment to 1999 Stock Option Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.15[4]

10.15	Employment Agreement with Executive Officer*[14]	Incorporated by Reference, Exhibit 10(bb)[1]

10.16	Amendment to Employment Agreement with Executive Officer*[15]	Incorporated by Reference, Exhibit 10.18[9]

10.17	Executive Stock Purchase Plan*	Incorporated by Reference, Exhibit 10.24[10]

10.18	Compensation Plan For Non-Employee Directors*	Incorporated by Reference, Exhibit 10.22[9]

10.19	2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit B[16]

10.20	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.24[17]

10.21	Form of Non-qualified Stock Option Agreement*	Incorporated by Reference, Exhibit 10.25[17]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

10.22	Form of Notice of Award—Performance– Accelerated Restricted Stock *	Incorporated by Reference, Exhibit 10.26[17]

10.23	Form of Supplemental Executive Retirement Plan Agreement *	Incorporated by Reference, Exhibit 10.28[17]

10.24	Amendment to 2001 Stock Incentive Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.29[4]

10.25	Sixth Amendment and Restatement of Employee Stock Purchase Plan effective as of October 15, 2003*	Incorporated by Reference, Appendix C[18]

10.26	Second Amendment to Employment Agreement with V.L. Richey, Jr. *	Incorporated by Reference, Exhibit 10.1[19]

10.27	Second Amendment to Employment Agreement with G.E. Muenster (identical document with A.S. Barclay)*	Incorporated by Reference, Exhibit 10.2[19]

10.28	2004 Incentive Compensation Plan*	Incorporated by Reference, Appendix B[18]

10.29	Summary of Non-Employee Directors’ Compensation*	Incorporated by Reference, Exhibit 10.1[20]

10.30	Performance Compensation Plan Amended and Restated as of November 25, 2002*	Incorporated by Reference, Exhibit 10.2[20]

10.31	Awards to Executive Officers Not Reported on Form 8-K, October 4, 2004*	Incorporated by Reference, Exhibit 10.4[20]

10.32	Form of Notice of Award-Performance-Accelerated Restricted Stock under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.5[20]

10.33	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.6[20]

10.34	Form of Non-qualified Stock Option Agreement under 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.7[20]

10.35	Form of Incentive Stock Option Agreement under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.8[20]

10.36	Form of Non-qualified Stock Option Agreement under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.9[20]

10.37	Second Amendment to 2001 Stock Incentive Plan effective August 3, 2006*	Incorporated by Reference, Exhibit 10.39[22]

10.38	First Amendment to 2004 Incentive Compensation Plan effective August 3, 2006*	Incorporated by Reference, Exhibit 10.40[22]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

10.39	Employment Agreement with C.J. Kretschmer effective October 1, 2006*	Incorporated by Reference, Exhibit 10.41[22]

10.40	Form of Exhibits (“Non-Compete” and “Change of Control”) to Option Agreements listed as 10.33 and 10.34, above*	Incorporated by Reference, Exhibit 10.42[24]

10.41	Third Amendment to Directors’ Extended Compensation Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.43[24]

10.42	Second Amendment to 2004 Incentive Compensation Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.44[24]

10.43	Third Amendment to 2001 Stock Incentive Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.45[24]

10.44	First Amendment to Incentive Compensation Plan for Executive Officers effective October 3, 2007*	Incorporated by Reference, Exhibit 10.46[24]

10.45	Amendment to 1999 Stock Option Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.47[24]

10.46	Amendment to Severance Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.48[24]

10.47	Amendment to Performance Compensation Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.49[24]

10.48	Amendment to Compensation Plan for Non-Employee Directors effective October 3, 2007*	Incorporated by Reference, Exhibit 10.50[24]

10.49	Form of Notice of Award (2009) – Performance Accelerated Restricted Stock under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.51[29]

10.50	Third Amendment to Employment Agreement with V.L. Richey, Jr. * [25]	Incorporated by Reference, Exhibit 10.1[26]

10.51	Fourth Amendment to Employment Agreement with G.E. Muenster*	Incorporated by Reference, Exhibit 10.1[27]

10.52	Third Amendment to 2004 Incentive Compensation Plan effective October 1, 2007*	Incorporated by Reference, Appendix A[28]

10.53	Fourth Amendment to 2001 Stock Incentive Plan effective October 1, 2007*	Incorporated by Reference, Appendix B[28]

10.54	Amendment to 1999 Stock Option Plan effective October 1, 2007*	Incorporated by Reference, Appendix C[28]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

10.55	Second Amendment to Incentive Compensation Plan for Executive Officers effective November 12, 2009*

13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2009:

▪ Management’s Discussion and Analysis (pgs. 10-20)

▪ Consolidated Financial Statements (pgs. 21-42)

▪ Management’s Report on Internal Control over Financial Reporting (p. 44)

▪ Report of Independent Registered Public Accounting Firm (p.45)

▪ Five-year Financial Summary (p. 46)

▪ Common Stock Market Price (p. 46)

▪ Shareholders’ Summary—Capital Stock Information (p. 48)

21	Subsidiaries of ESCO

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

[1]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1999, at the Exhibit indicated.

[2]	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2000, at the Exhibit indicated.

[3]	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2000, at the Exhibit indicated.

[4]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2003, at the Exhibit indicated.

[5]	Incorporated by reference to Current Report on Form 8-K dated February 3, 2000, at the Exhibit indicated.

[6]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2004, at the Exhibit indicated.

[7]	Incorporated by reference to Form l0-K for the fiscal year ended September 30, 1991, at the Exhibit indicated.

[8]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993, at the Exhibit indicated.

[9]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2001, at the Exhibit indicated.

[10]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2000, at the Exhibit indicated.

[11]	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2000, at the Exhibit indicated.

[12]	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2002, at the Exhibit indicated.

[13]	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2002, at the Exhibit indicated.

[14]	Identical Employment Agreements between ESCO and executive officers A.S. Barclay, G.E. Muenster and V.L. Richey, Jr., except that in the cases of Ms. Barclay and Mr. Muenster the minimum annual salary is $94,000 and $108,000, respectively.

[15]	Identical Amendments to Employment Agreements between ESCO and executive officers A.S. Barclay, G.E. Muenster and V.L. Richey, Jr.

[16]	Incorporated by reference to Notice of Annual Meeting of the Stockholders and Proxy Statement dated December 11, 2000, at the Exhibit indicated.

[17]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2002, at the Exhibit indicated.

[18]	Incorporated by reference to Notice of Annual Meeting of the Stockholders and Proxy Statement dated December 29, 2003, at the Appendix indicated.

[19]	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2004, at the Exhibit indicated.

[20]	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2004, at the Exhibit indicated.

[21]	Incorporated by reference to Current Report on Form 8-K dated February 2, 2006, at the Exhibit indicated.

[22]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2006, at the Exhibit indicated.

[23]	Incorporated by reference to Current Report on Form 8-K dated November 12, 2007, at the Exhibit indicated.

[24]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2007, at the Exhibit indicated.

[25]	Identical Amendments to Employment Agreements between ESCO and executive officers G.E. Muenster and A.S. Barclay, except that (i) the termination amounts payable under Paragraph 9.a(1) are equal to base salary for 12 months, and (ii) under Paragraph 9.a(1)(B), such termination amounts may be paid in biweekly installments equal to 1/26th of such amounts.

[26]	Incorporated by reference to Current Report on Form 8-K dated December 31, 2007, at the Exhibit indicated.

[27]	Incorporated by reference to Current Report on Form 8-K dated February 6, 2008, at the Exhibit indicated.

[28]	Incorporated by reference to Notice of Annual Meeting of the Stockholders and Proxy Statement dated December 20, 2007, at the Appendix indicated.

[29]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2008, at the Exhibit indicated.

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this Part IV.

(b)	Exhibits: Reference is made to the list of exhibits in this Part IV, Item 15(a)3 above.

(c)	Financial Statement Schedules: Reference is made to Part IV, Item 15(a)2 above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCO TECHNOLOGIES INC.
By	(s) V.L. Richey, Jr.
V.L. Richey, Jr.
Chief Executive Officer

Dated: November 30, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 30, 2009, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE

(s) V.L. Richey, Jr. V.L. Richey, Jr.	Chairman, President, Chief Executive Officer and Director

(s) G.E. Muenster G.E. Muenster	Executive Vice President and Chief Financial Officer, Principal Accounting Officer

(s) J.M. McConnell J.M. McConnell	Director

(s) L.W. Solley L.W. Solley	Director

(s) J.M. Stolze J.M. Stolze	Director

(s) D.C. Trauscht D.C. Trauscht	Director

(s) J.D. Woods J.D. Woods	Director

INDEX TO EXHIBITS
Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

10.55	Second Amendment to Incentive Compensation Plan for Executive Officers

13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2009:

• Management’s Discussion and Analysis (pgs. 10-20)

•Consolidated Financial Statements (pgs. 21-42)

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