Form 10-Q
period 2010-02-08
ESCO TECHNOLOGIES INC
filed 2010-02-08
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)
9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer
Non- accelerated filer		Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2010
Common stock, $.01 par value per share	26,440,748 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

Three Months Ended December 31,

	2009	2008

Net sales	$112,705	147,357
Costs and expenses:
Cost of sales	67,436	92,616
Selling, general and administrative expenses	39,208	39,280
Amortization of intangible assets	2,884	4,603
Interest expense, net	1,482	2,618
Other expenses (income), net	1,023	(112)
Total costs and expenses	112,033	139,005

Earnings before income taxes	672	8,352
Income tax expense	236	2,512
Net earnings from continuing operations	436	5,840

Loss from discontinued operations, net of tax benefit of $11	-	(20)

Net earnings	$ 436	5,820

Earnings per share:
Basic – Continuing operations	$ 0.02	0.22
– Discontinued operations	–	–
– Net earnings	$0.02	0.22

Diluted – Continuing operations	$ 0.02	0.22
– Discontinued operations	–	–
– Net earnings	$0.02	0.22

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2009	September 30, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$35,353	44,630
Accounts receivable, net	83,963	108,620
Costs and estimated earnings on long-term contracts, less progress billings of $15,803 and $19,861, respectively	7,980	10,758
Inventories	88,477	82,020
Current portion of deferred tax assets	22,021	20,417
Other current assets	13,294	13,750
Total current assets	251,088	280,195

Property, plant and equipment, net	70,535	69,543
Goodwill	330,670	330,719
Intangible assets, net	219,953	221,600
Other assets	22,011	21,630
Total assets	$894,257	923,687

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$50,000	50,000
Accounts payable	30,318	47,218
Advance payments on long-term contracts, less costs incurred of $18,021 and $17,484, respectively	5,968	2,840
Accrued salaries	14,151	20,465
Current portion of deferred revenue	21,548	20,215
Accrued other expenses	20,174	23,247
Total current liabilities	142,159	163,985
Pension obligations	27,509	27,483
Deferred tax liabilities	78,857	78,471
Other liabilities	5,981	5,941
Long-term debt, less current portion	120,423	130,467
Total liabilities	374,929	406,347
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 29,785,734 and 29,771,103 shares, respectively	298	298
Additional paid-in capital	267,036	265,794
Retained earnings	323,314	322,878
Accumulated other comprehensive loss, net of tax	(11,353)	(11,598)
	579,295	577,372
Less treasury stock, at cost: 3,353,046 and 3,357,046 common shares, respectively	(59,967)	(60,032)
Total shareholders' equity	519,328	517,340
Total liabilities and shareholders’ equity	$894,257	923,687

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
Three Months Ended December 31,

	2009	2008
Cash flows from operating activities:
Net earnings	$ 436	5,820
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss from discontinued operations	–	20
Depreciation and amortization	5,564	7,392
Stock compensation expense	1,031	1,017
Changes in current assets and liabilities	(958)	9,814
Effect of deferred taxes	(1,218)	(1,695)
Change in deferred revenue and costs, net	598	782
Pension contributions	–	(630)
Other	(251)	(1,068)
Net cash provided by operating activities – continuing operations	5,202	21,452
Net loss from discontinued operations, net of tax	–	(20)
Net cash used by discontinued operations	–	(312)
Net cash used by operating activities – discontinued operations	–	(332)
Net cash provided by operating activities	5,202	21,120
Cash flows from investing activities:
Additions to capitalized software	(1,381)	(875)
Capital expenditures	(3,715)	(1,969)
Net cash used by investing activities	(5,096)	(2,844)
Cash flows from financing activities:
Proceeds from long-term debt	–	15,000
Principal payments on long-term debt	(10,044)	(33,077)
Proceeds from exercise of stock options	279	400
Other	601	499
Net cash used by financing activities	(9,164)	(17,178)
Effect of exchange rate changes on cash and cash equivalents	(219)	(1,332)
Net decrease in cash and cash equivalents	(9,277)	(234)
Cash and cash equivalents, beginning of period	44,630	28,667
Cash and cash equivalents, end of period	$35,353	28,433

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The Company’s business is typically not impacted by seasonality; however, the results for the three-month period ended December 31, 2009 are not necessarily indicative of the results for the entire 2010 fiscal year.  References to the first quarters of 2010 and 2009 represent the fiscal quarters ended December 31, 2009 and 2008, respectively.

In preparing the financial statements, the Company uses estimates and assumptions that may affect reported amounts and disclosures.  The Company regularly evaluates the estimates and assumptions related to the allowance for doubtful trade receivables, inventory obsolescence, warranty reserves, value of equity-based awards, goodwill and purchased intangible asset valuations, asset impairments, employee benefit plan liabilities, income tax liabilities and assets and related valuation allowances, uncertain tax positions, and litigation and other loss contingencies.  Actual results could differ from those estimates.

2.	DIVESTITURE - 2009

During the second quarter of fiscal 2009, the Company completed the sale of the business and most of the assets of Comtrak Technologies, LLC (Comtrak) for $3.1 million, net, of cash and the business is reflected as a discontinued operation in the financial statements and related notes.  Comtrak’s operations were previously included within the Company’s Utility Solutions Group segment. Comtrak’s net sales and pretax loss were $1.8 million and zero, respectively, for the three-month period ended December 31, 2008.

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

	Three Months Ended December 31,

	2009	2008
Weighted Average Shares Outstanding - Basic	26,423	26,108
Dilutive Options and Restricted Shares	286	314
Adjusted Shares - Diluted	26,709	26,422

Options to purchase 578,544 shares of common stock at prices ranging from $35.69 - $54.88 and options to purchase 787,092 shares of common stock at prices ranging from $27.44 - $54.88 were outstanding during the three-month periods ended December 31, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014. Approximately 241,000 and 244,000 restricted shares were excluded from the computation of diluted EPS for the three-month period ended December 31, 2009 and 2008, respectively, based upon the application of the treasury stock method.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Stock Option Plans
The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of the Company’s stock calculated over the expected term of the option.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.  There were no stock option grants during the three-month period ended December 31, 2009.  Pretax compensation expense related to the stock option awards was $0.1 million and $0.5 million for the three-month periods ended December 31, 2009 and 2008, respectively.

Information regarding stock options awarded under the option plans is as follows:

	Shares	Weighted Avg. Price	Aggregate Intrinsic Value (in millions)	Weighted Avg. Remaining Contractual Life

Outstanding at October 1, 2009	891,826	$33.63
Exercised	(16,900)	$20.36	$ 0.3
Cancelled	(16,263)	$35.92
Outstanding at December 31, 2009	858,663	$33.85	$ 6.2	1.9 years

Exercisable at December 31, 2009	768,932	$33.43	$ 6.1

Performance-accelerated Restricted Share Awards
Pretax compensation expense related to the restricted share awards was $0.8 million and $0.5 million for the three-month periods ended December 31, 2009 and 2008, respectively.

The following summary presents information regarding outstanding restricted share awards as of December 31, 2009 and changes during the three-month period then ended:

	Shares	Weighted Avg. Price

Nonvested at October 1, 2009	300,354	$ 39.94
Granted	80,102	$ 38.16
Cancelled	(10,000)	$ 39.96
Nonvested at December 31, 2009	370,456	$ 39.55

Non-Employee Directors Plan
Pretax compensation expense related to the non-employee director grants was $0.2 million for both the three-month periods ended December 31, 2009 and 2008, respectively.

The total share-based compensation cost that has been recognized in results of operations and included within selling, general and administrative expenses (SG&A) was $1.0 million for both the three-month periods ended December 31, 2009 and 2008.  The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.4 million and $0.3 million for the three-month periods ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, there was $10.0 million of total unrecognized compensation cost related to share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

5.      INVENTORIES

Inventories from continuing operations consist of the following (in thousands):
	December 31, 2009	September 30, 2009

Finished goods	$41,230	38,153
Work in process, including long- term contracts	18,400	16,433
Raw materials	28,847	27,434
Total inventories	$88,477	82,020

6.      COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended December 31, 2009 and 2008 was $0.7 million and $2.8 million, respectively.  For the three-month period ended December 31, 2009, the Company’s comprehensive income was negatively impacted by foreign currency translation adjustments of $0.2 million and favorably impacted by interest rate swaps of $0.5 million.  For the three-month period ended December 31, 2008, the Company’s comprehensive income was negatively impacted by foreign currency translation adjustments and interest rate swaps totaling $3.0 million.

7.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company has three reporting segments: Utility Solutions Group (USG), RF Shielding and Test (Test) and Filtration/Fluid Flow (Filtration).  The USG segment’s operations consist of:  Aclara Power-Line Systems Inc. (Aclara PLS), Aclara RF Systems Inc. (Aclara RF), Aclara Software, and Doble Engineering Company (Doble). The Aclara Group is a proven supplier of special purpose fixed-network communications systems for electric, gas and water utilities, including hardware and software to support advanced metering applications.  Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment.  Test segment operations represent the EMC Group, consisting primarily of ETS-Lindgren L.P. (ETS) and Lindgren R.F. Enclosures, Inc. (Lindgren).  The EMC Group is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy.  The Filtration segment’s operations consist of: PTI Technologies Inc. (PTI), VACCO Industries (VACCO) and TekPackaging LLC.  The companies within this segment primarily design and manufacture specialty filtration products including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro propulsion devices for satellites and custom designed filters for manned and unmanned aircraft.

Management evaluates and measures the performance of its operating segments based on “Net Sales” and “EBIT”, which are detailed in the table below.  EBIT is defined as earnings from continuing operations before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.

(In thousands)	Three Months ended December 31,

NET SALES	2009	2008
USG	$61,224	88,201
Test	26,986	35,489
Filtration	24,495	23,667
Consolidated totals	$112,705	147,357
EBIT
USG	$4,570	10,555
Test	700	3,234
Filtration	2,358	2,863
Corporate (loss)	(5,474)	(5,682)
Consolidated EBIT	2,154	10,970
Less: Interest expense	(1,482)	(2,618)
Earnings before income taxes	$ 672	8,352

8.      DEBT

The Company’s debt is summarized as follows:
(In thousands)	December 31, 2009	September 30, 2009
Revolving credit facility, including current portion	$170,423	180,467
Current portion of long-term debt	(50,000)	(50,000)
Total long-term debt, less current portion	$120,423	130,467

At December 31, 2009, the Company had $197.2 million available to borrow comprised of: approximately $147.2 million available under the credit facility, plus a $50.0 million increase option, in addition to $35.4 million cash on hand.  At December 31, 2009, the Company had $170 million of outstanding borrowings under the credit facility and outstanding letters of credit of $12.8 million.  The Company classified $50 million as the current portion on long-term debt as of December 31, 2009, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 15 to 25 basis points per annum on the unused portion.  The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election.  The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity.  The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio.

9.      INCOME TAX EXPENSE

The first quarter 2010 effective income tax rate for continuing operations was 35.1% compared to 30.1% in the first quarter of 2009.  The income tax expense in the prior year first quarter was favorably impacted by an additional $0.7 million, net, research credit from fiscal 2008 reducing the 2009 first quarter effective income tax rate by 8.2% due to the Tax Extenders and Alternative Minimum Tax Relief Act of 2008.  The Company estimates the annual effective tax rate for fiscal 2010 to be approximately 36%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended December 31, 2009.  The Company anticipates a $0.2 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

10.      RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three-month periods ended December 31, 2009 and 2008 is shown in the following table.  Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended December 31,
(In thousands)	2009	2008
Defined benefit plans
Interest cost	$ 976	713
Expected return on assets	(1,035)	(738)
Amortization of:
Prior service cost	3	4
Actuarial loss	226	52
Net periodic benefit cost	$ 170	31

11.      DERIVATIVE FINANCIAL INSTRUMENTS

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks.  During the first quarter of 2008, the Company entered into a two-year amortizing interest rate swap to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt.  The swap notional amount for the first year was $175 million amortizing to $100 million in the second year.  This interest rate swap matured in December 2009. During the second quarter of 2009, the Company entered into two $40 million one-year forward interest rate swaps effective October 5, 2009 to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt.  All derivative instruments are reported on the balance sheet at fair value.  The derivative instrument is designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.  Based on the interest rate swaps outstanding, the interest rates on approximately 50% of the Company’s total borrowings were effectively fixed as of December 31, 2009.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of December 31, 2009.

		Average
(In thousands)	Notional Amount	Receive Rate	Average Pay Rate	Fair Value

Interest rate swaps	$80,000	0.23%	1.52%	$(700)

Fair Value of Financial Instruments

The Company’s interest rate swaps are classified within Level 2 of the valuation hierarchy, as presented below as of December 31, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$ –	$700	$ –	$ 700

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted.  The business and most of the assets of Comtrak were sold during the second quarter of fiscal 2009.   Accordingly, the Comtrak business is reflected as discontinued operations in the financial statements and related notes.  References to the first quarters of 2010 and 2009 represent the fiscal quarters ended December 31, 2009 and 2008, respectively.

NET SALES
Net sales decreased $34.7 million, or 23.5%, to $112.7 million for the first quarter of 2010 from $147.4 million for the first quarter of 2009 mainly due to decreases of $27.0 million in net sales from the USG segment and $8.5 million from the Test segment.

-Utility Solutions Group (USG)
Net sales decreased $27.0 million, or 30.6%, to $61.2 million for the first quarter of 2010 from $88.1 million for the first quarter of 2009.  The sales decrease in the first quarter of 2010 as compared to the prior year quarter was mainly due to a $22.5 million decrease in net sales from Aclara RF primarily due to lower Advanced Metering Infrastructure (AMI) product deliveries at Pacific Gas & Electric (PG&E) of $23.7 million, partially offset by increased shipments of additional water AMI products for the New York City water project of $4.1 million; and a $5.4 million decrease in net sales from Aclara PLS primarily due to lower sales to the COOP market; partially offset by a $0.9 million increase in net sales from Doble.

-Test
For the first quarter of 2010, net sales of $27.0 million were $8.5 million, or 23.9%, lower than the $35.5 million of net sales recorded in the first quarter of 2009.  The sales decrease for the three month period ended December 31, 2009 as compared to the prior year quarter was mainly due to:  a $5.4 million decrease in net sales from the segment’s U.S. operations driven by the timing of domestic chamber deliveries, and a $2.8 million decrease in net sales from the segment’s Asian operations due to the timing of large chamber deliveries in Japan.

-Filtration
For the first quarter of 2010, net sales of $24.5 million were $0.8 million, or 3.4%, higher than the $23.7 million of net sales recorded in the first quarter of 2009.  The sales increase during the fiscal quarter ended December 31, 2009 as compared to the prior year quarter was mainly due to a $1.1 million increase in net sales at VACCO driven by higher military / defense aircraft product shipments.

ORDERS AND BACKLOG
Backlog was $325.1 million at December 31, 2009 compared with $299.4 million at September 30, 2009.  The Company received new orders totaling $138.4 million in the first quarter of 2010 compared to $139.5 million in the prior year first quarter.  New orders of $74.3 million were received in the first quarter of 2010 related to USG products, $37.1 million related to Test products, and $27.0 million related to Filtration products.   New orders of $84.9 million were received in the first quarter of 2009 related to USG products, $29.9 million related to Test products, and $24.7 million related to Filtration products.

Orders from PG&E for AMI gas products in the first quarter of 2010 were $7.4 million, bringing the total gas project-to-date to approximately 3.7 million units, or $206.7 million.

In December 2009, Aclara PLS received a $20.8 million order from its distributor supplying products to Mexico’s electric utility Federal Commission of Electricity (CFE) related to CFE’s electric AMI deployment and a $5.0 million order from Colombia’s utility EMCALI EICE ESE (EMCALI) for its electric AMI project. These deployments are expected to be completed within the next twelve months.

In January 2010, Aclara RF announced it had received a contract from the Toho Water Authority of Kissimmee, Florida (Toho) related to its AMI water project with orders expected to total $9 million over a five-year deployment period. In addition, in January 2010, Aclara RF received a contract from Neptune Technology Group Ltd. to supply products for the City of Toronto Canada’s AMI water project with orders anticipated to total $34 million over a six-year deployment period. The Company also received a $13 million order from the San Francisco Public Utilities Commission in January 2010 related to its AMI water project.  In addition, in January 2010, Aclara RF received $17.3 million in orders related to the New York City AMI water project.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the first quarter of 2010 were $39.2 million (34.8% of net sales), compared with $39.3 million (26.7% of net sales) for the prior year quarter.  There were no significant fluctuations in SG&A expenses across the segments in the first quarter of 2010 as compared to the prior year quarter.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets was $2.9 million and $4.6 million for the three-month periods ended December 31, 2009 and 2008, respectively.  Amortization of intangible assets for the three-month periods ended December 31, 2009 and 2008 included $1.2 million and $1.2 million, respectively, of amortization of acquired intangible assets related to recent acquisitions.  The amortization of these acquired intangible assets is included in Corporate’s operating results; see “EBIT – Corporate”.  During the three-month periods ended December 31, 2009 and 2008, the Company recorded $1.1 million and $2.9 million, respectively, of amortization related to Aclara PLS TWACS NG™ software.  The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses).  Beginning in the first quarter of 2010, the Company re-evaluated the economic useful life of its TWACS NG capitalized software and concluded the remaining TWACS NG asset value has an expected remaining useful life of ten years resulting in a $2.0 million decrease in amortization of its TWACS NG software in the first quarter of 2010.

OTHER EXPENSES (INCOME), NET
Other expenses, net, were $1.0 million for the three-month period ended December 31, 2009 compared to other income, net of $0.1 million for the three-month period ended December 31, 2008. The principal component of other expenses, net, for the first quarter of 2010 included approximately $0.9 million of severance expenses.  There were no individually significant items in other income, net, for the three-month period ended December 31, 2008.

EBIT
The Company evaluates the performance of its operating segments based on EBIT, defined below.  EBIT was $2.2 million (1.9% of net sales) for the first quarter of 2010 and $11.0 million (7.4% of net sales) for the first quarter of 2009.

This Form 10-Q contains the financial measure “EBIT”, which is not calculated in accordance with GAAP. EBIT provides investors and Management with an alternative method for assessing the Company’s operating results.  The Company defines “EBIT” as earnings from continuing operations before interest and taxes.  Management evaluates the performance of its operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of the Company’s business segments by excluding interest and taxes, which are generally accounted for across the entire Company on a consolidated basis.  EBIT is also one of the measures Management uses to determine resource allocations within the Company and incentive compensation. The following table presents a reconciliation of EBIT to net earnings from continuing operations.

(In thousands)	Three Months ended December 31,

	2009	2008
Consolidated EBIT	$2,154	10,970
Less: Interest expense, net	(1,482)	(2,618)
Less: Income tax expense	(236)	(2,512)
Net earnings from continuing operations	$436	5,840

-Utility Solutions Group
EBIT in the first quarter of 2010 was $4.6 million (7.5% of net sales) compared to $10.6 million (12.0% of net sales) in the prior year quarter.  The $6.0 million decrease in EBIT in the first quarter of 2010 as compared to the prior year quarter was driven by lower sales volumes, mainly related to the PG&E gas AMI deployment.

-Test
EBIT in the first quarter of 2010 was $0.7 million (2.6% of net sales) as compared to $3.2 million (9.1% of net sales) in the prior year quarter.  EBIT decreased $2.5 million over the prior year quarter mainly due to lower sales volumes and a slight increase in the segment’s SG&A expenses to support the international marketplace.

-Filtration
EBIT was $2.4 million (9.6% of net sales) and $2.9 million (12.1% of net sales) in the first quarters of 2010 and 2009, respectively.  For the first quarter of 2010 as compared to the prior year quarter, EBIT decreased $0.5 million mainly due to changes in product mix at VACCO.

-Corporate
Corporate costs included in EBIT were $5.5 million and $5.7 million for the three-month periods ended December 31, 2009 and 2008, respectively.  In the first quarter of 2010 and in the first quarter of 2009, Corporate costs included $1.0 million of pretax stock compensation expense and $1.2 million of pretax amortization of acquired intangible assets, respectively.

INTEREST EXPENSE, NET
Interest expense was $1.5 million and $2.6 million for the three-month periods ended December 31, 2009 and 2008, respectively.   The decrease in interest expense in the first quarter of 2010 as compared to the prior year quarter is due to lower interest rates and lower average outstanding borrowings under the Company’s revolving credit facility.

INCOME TAX EXPENSE
The first quarter 2010 effective income tax rate for continuing operations was 35.1% compared to 30.1% in the first quarter of 2009.  The income tax expense in the prior year first quarter was favorably impacted by an additional $0.7 million, net, research credit from fiscal 2008 reducing the 2009 first quarter effective income tax rate by 8.2% due to the Tax Extenders and Alternative Minimum Tax Relief Act of 2008.  The Company estimates the annual effective tax rate for fiscal 2010 to be approximately 36%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended December 31, 2009.  The Company anticipates a $0.2 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

CAPITAL RESOURCES AND LIQUIDITY
Working capital (current assets less current liabilities) decreased to $108.9 million at December 31, 2009 from $116.2 million at September 30, 2009. Accounts receivable decreased by $24.7 million in the first quarter of 2010, of which $21.4 million related to the USG segment and $3.6 million related to the Filtration segment, both driven by timing and volume of sales and increased cash collections.  Inventories increased by $6.5 million in the first quarter of 2010 primarily related to an increase of $4.2 million in the USG segment and $2.8 million in the Test segment to meet forecasted sales for the remainder of 2010.

Capital expenditures were $3.7 million and $2.0 million in the first quarter of fiscal 2010 and 2009, respectively.  The increase in the first quarter of 2010 as compared to the prior year quarter is mainly due to an increase in manufacturing equipment and software within the Filtration segment.

Credit facility
At December 31, 2009, the Company had $197.2 million available to borrow comprised of: approximately $147.2 million available under the credit facility, plus a $50.0 million increase option, in addition to $35.4 million cash on hand.  At December 31, 2009, the Company had $170 million of outstanding borrowings under the credit facility and outstanding letters of credit of $12.8 million. The Company classified $50 million as the current portion on long-term debt as of December 31, 2009, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. Cash flow from operations and borrowings under the Company’s bank credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future.  On January 12, 2010, the Company entered into an amendment to the credit agreement, with retroactive effect to November 12, 2009, to permit the Company to declare and pay dividends.  The first quarterly dividend of $0.08 per share was paid on January 19, 2010 to stockholders of record as of January 4, 2010.

CRITICAL ACCOUNTING POLICIES
Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate.  Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate.  The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

OTHER MATTERS

Contingencies
As a normal incident of the business in which the Company is engaged, various claims, charges and litigation are asserted or commenced against the Company.  In the opinion of Management, final judgments, if any, which might be rendered against the Company, in connection with such claims, charges and litigation are adequately reserved, covered by insurance, or would not have a material adverse effect on its financial statements.

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include, but are not limited to, those relating to the estimates or projections made in connection with the Company’s accounting policies, timing and amount of repayment of debt, annual effective tax rate, the reduction in the amount of unrecognized tax benefits over the next twelve months, outcome of current claims and litigation, future cash flow, capital requirements and operational needs for the foreseeable future, the timing of electric AMI deployments in Mexico and Colombia, the total value of orders from Toho and City of Toronto.  Investors are cautioned that such statements are only predictions, and speak only as of the date of this report. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, the effect of the American Recovery and Reinvestment Act of 2009, actions by PG&E impacting PG&E’s gas AMI project, the Company’s successful performance of large AMI contracts; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; material changes in the costs of certain raw materials including steel and copper; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal operating plans and integration of newly acquired businesses.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks.  During the first quarter of 2008, the Company entered into a two-year amortizing interest rate swap to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt.  The swap notional amount for the first year was $175 million amortizing to $100 million in the second year.  This interest rate swap matured in December 2009. During the second quarter of 2009, the Company entered into two $40 million one-year forward interest rate swaps effective October 5, 2009 to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt.  All derivative instruments are reported on the balance sheet at fair value.  The derivative instrument is designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.  Based on the interest rate swaps outstanding, the interest rates on approximately 50% of the Company’s total borrowings were effectively fixed as of December 31, 2009.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of December 31, 2009.

		Average
(In thousands)	Notional Amount	Receive Rate	Average Pay Rate	Fair Value

Interest rate swaps	$80,000	0.23%	1.52%	$ (700)

In addition, during the first quarter of 2010, the Company paid 57.5 basis points spread on its outstanding debt.  Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for further discussion about market risk.

ITEM 4.                 CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                 OTHER INFORMATION

ITEM 6.                 EXHIBITS

a)      Exhibits

Exhibit Number

3.1	Restated Articles of Incorporation	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1999 at Exhibit 3(a)

3.2	Amended Certificate of Designation Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2000, at Exhibit 4(e)

3.3	Articles of Merger effective July 10, 2000	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2000, at Exhibit 3(c)

3.4	Bylaws, as amended and restated as of July 10, 2000	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2003, at Exhibit 3.4

3.5	Amendment to Bylaws effective as of February 2, 2007	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2006, at Exhibit 3.5

3.6	Amendment to Bylaws effective as of November 9, 2007	Incorporated by reference to Current Report on Form 8-K dated November 12, 2007 at Exhibit 3.1

4.1	Specimen Common Stock Certificate	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2000, at Exhibit 4(a)

4.2	Specimen Rights Certificate	Incorporated by reference to Current Report on Form 8-K dated February 3, 2000, at Exhibit B to Exhibit 4.1

4.3	Rights Agreement dated as of September 24, 1990 (as amended and Restated as of February 3, 2000) between the Registrant and Registrar and Transfer Company, as successor Rights Agent	Incorporated by referencing to Current Report on Form 8-K dated February 3, 2000, at Exhibit 4.1

4.4	Credit Agreement dated as of November 30, 2007 among the Registrant, National City Bank and the lenders from time to time parties thereto	Incorporated by reference to Current Report on Form 8-K dated November 30, 2007, at Exhibit 4.1

4.5
Amendment No. 1 to the Agreement listed at 4.4 above, with retroactive effect to November 12, 2009 among the Registrant, the lenders from time to time parties thereto, and PNC Bank, National Association (successor to National City Bank)
Incorporated by reference to Current Report on Form 8-K dated January 12, 2010, at Exhibit 4.1

*31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended December 31, 2009

*31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended December 31, 2009

*32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended December 31, 2009

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

Dated:           February 8, 2010

.