Form 10-Q
period 2010-03-31
ESCO TECHNOLOGIES INC
filed 2010-05-07
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)
9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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

Large accelerated filer	X	Accelerated filer
Non- accelerated filer		Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common stock, $.01 par value per share	26,446,248 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

Three Months Ended March 31,

	2010	2009

Net sales	$129,281	154,156
Costs and expenses:
Cost of sales	79,399	92,226
Selling, general and administrative expenses	36,809	38,237
Amortization of intangible assets	2,887	4,985
Interest expense, net	755	1,756
Other expenses, net	288	357
Total costs and expenses	120,138	137,561

Earnings before income taxes	9,143	16,595
Income tax expense	3,177	5,990
Net earnings from continuing operations	5,966	10,605

Loss from discontinued operations, net of tax benefit of $101	-	(177)
Loss on sale from discontinued operations, net of tax benefit of $905	-	(32)
Net loss from discontinued operations	-	(209)

Net earnings	$5,966	10,396

Earnings per share:
Basic – Continuing operations	$0.23	0.41
- Discontinued operations	0.00	(0.01)
- Net earnings	$0.23	0.40

Diluted – Continuing operations	$0.22	0.40
- Discontinued operations	0.00	(0.01)
- Net earnings	$0.22	0.39

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

Six Months Ended March 31,

	2010	2009

Net sales	$241,986	301,513
Costs and expenses:
Cost of sales	146,835	184,842
Selling, general and administrative expenses	76,017	77,519
Amortization of intangible assets	5,771	9,587
Interest expense, net	2,237	4,374
Other expenses, net	1,311	244
Total costs and expenses	232,171	276,566

Earnings before income taxes	9,815	24,947
Income tax expense	3,412	8,502
Net earnings from continuing operations	6,403	16,445

Loss from discontinued operations, net of tax benefit of $112	-	(197)
Loss on sale from discontinued operations, net of tax benefit of $905	-	(32)
Net loss from discontinued operations	-	(229)

Net earnings	$6,403	16,216

Earnings per share:
Basic – Continuing operations	$0.24	0.63
- Discontinued operations	0.00	(0.01)
- Net earnings	$0.24	0.62

Diluted – Continuing operations	$0.24	0.62
- Discontinued operations	0.00	(0.01)
- Net earnings	$0.24	0.61

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2010	September 30, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$22,925	44,630
Accounts receivable, net	94,432	108,620
Costs and estimated earnings on long-term contracts, less progress billings of $5,103 and $19,861, respectively	6,378	10,758
Inventories	89,302	82,020
Current portion of deferred tax assets	21,594	20,417
Other current assets	20,068	13,750
Total current assets	254,699	280,195

Property, plant and equipment, net	70,422	69,543
Goodwill	330,326	330,719
Intangible assets, net	219,518	221,600
Other assets	21,887	21,630
Total assets	$896,852	923,687

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$50,000	50,000
Accounts payable	29,051	47,218
Advance payments on long-term contracts, less costs incurred of $16,244 and $17,484, respectively	6,700	2,840
Accrued salaries	17,291	20,465
Current portion of deferred revenue	21,645	20,215
Accrued other expenses	21,839	23,247
Total current liabilities	146,526	163,985
Pension obligations	26,048	27,483
Deferred tax liabilities	78,326	78,471
Other liabilities	5,457	5,941
Long-term debt, less current portion	120,363	130,467
Total liabilities	376,720	406,347
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	-	-
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 29,789,234 and 29,771,103 shares, respectively	298	298
Additional paid-in capital	267,878	265,794
Retained earnings	325,066	322,878
Accumulated other comprehensive loss, net of tax	(13,241)	(11,598)
	580,001	577,372
Less treasury stock, at cost: 3,346,986 and 3,357,046 common shares, respectively	(59,869)	(60,032)
Total shareholders' equity	520,132	517,340
Total liabilities and shareholders’ equity	$896,852	923,687

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
Six Months Ended March 31,

	2010	2009
Cash flows from operating activities:
Net earnings	$6,403	16,216
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss from discontinued operations	-	229
Depreciation and amortization	11,157	15,108
Stock compensation expense	1,900	2,097
Changes in current assets and liabilities	(15,158)	(11,413)
Effect of deferred taxes	(1,322)	(1,074)
Pension contributions	(968)	(1,388)
Other	829	146
Net cash provided by operating activities – continuing operations	2,841	19,921
Net loss from discontinued operations, net of tax	-	(229)
Net cash provided by discontinued operations	-	39
Net cash used by operating activities – discontinued operations	-	(190)
Net cash provided by operating activities	2,841	19,731
Cash flows from investing activities:
Additions to capitalized software	(4,095)	(2,487)
Capital expenditures	(7,074)	(3,116)
Net cash used by investing activities – continuing operations	(11,169)	(5,603)
Proceeds from divestiture of business, net – discontinued operations	-	3,100
Net cash provided by investing activities – discontinued operations	-	3,100
Net cash used by investing activities	(11,169)	(2,503)
Cash flows from financing activities:
Proceeds from long-term debt	8,000	27,000
Principal payments on long-term debt	(18,104)	(45,146)
Dividends paid	(2,115)	-
Proceeds from exercise of stock options	412	1,164
Other	655	592
Net cash used by financing activities	(11,152)	(16,390)
Effect of exchange rate changes on cash and cash equivalents	(2,225)	(2,905)
Net decrease in cash and cash equivalents	(21,705)	(2,067)
Cash and cash equivalents, beginning of period	44,630	28,667
Cash and cash equivalents, end of period	$22,925	26,600

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The Company’s business is typically not impacted by seasonality; however, the results for the three and six-month periods ended March 31, 2010 are not necessarily indicative of the results for the entire 2010 fiscal year.  References to the second quarters of 2010 and 2009 represent the fiscal quarters ended March 31, 2010 and 2009, respectively.

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

During the second quarter of fiscal 2009, the Company completed the sale of the business and most of the assets of Comtrak Technologies, LLC (Comtrak) for $3.1 million, net, of cash and the business is reflected as a discontinued operation in the financial statements and related notes.  Comtrak’s operations were previously included within the Company’s Utility Solutions Group segment and net sales were $1.6 million and $3.4 million for the three and six-month periods ended March 31, 2009, respectively.

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

	Three Months Ended March 31,		Six Months Ended March 31,

	2010	2009	2010	2009
Weighted Average Shares Outstanding - Basic	26,440	26,177	26,432	26,143
Dilutive Options and Restricted Shares	262	293	273	301
Adjusted Shares - Diluted	26,702	26,470	26,705	26,444

Options to purchase 573,394 shares of common stock at prices ranging from $32.55 - $54.88 and options to purchase 609,091 shares of common stock at prices ranging from $35.69 - $54.88 were outstanding during the three-month periods ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014. Approximately 248,000 and 218,000 restricted shares were excluded from the computation of diluted EPS for the three-month period ended March 31, 2010 and 2009, respectively, based upon the application of the treasury stock method.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Stock Option Plans
The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of the Company’s stock calculated over the expected term of the option.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.  The fair value of each option grant was calculated using the following weighted-average assumptions for grants in the six-month period ended March 31, 2010: expected dividend yield of .9%; expected volatility of 48.1%; risk-free interest rate of 1.9%; and the expected term of 3.9 years.  Pretax compensation expense related to the stock option awards was $0.1 million and $0.2 million for the three and six-month periods ended March 31, 2010, respectively, and $0.3 million and $0.8 million for the respective prior year periods.

Information regarding stock options awarded under the option plans is as follows:

	Shares	Weighted Avg. Price	Aggregate Intrinsic Value (in millions)	Weighted Avg. Remaining Contractual Life

Outstanding at October 1, 2009	891,826	$33.63
Granted	2,000	$32.55
Exercised	(20,400)	$18.80	$0.4
Cancelled	(42,597)	$40.61
Outstanding at March 31, 2010	830,829	$33.64	$5.0	1.7 years

Exercisable at March 31, 2010	742,600	$33.20	$5.0

The weighted-average grant-date fair value of options granted during the six-month periods ended March 31, 2010 and 2009 was $11.90 and $12.09, respectively.

Performance-accelerated Restricted Share Awards
Pretax compensation expense related to the restricted share awards was $0.6 million and $1.4 million for the three and six-month periods ended March 31, 2010, respectively, and $0.6 million and $1.1 million for the respective prior year periods.

The following summary presents information regarding outstanding restricted share awards as of March 31, 2010 and changes during the six-month period then ended:

	Shares	Weighted Avg. Price

Nonvested at October 1, 2009	300,354	$39.94
Granted	80,102	$38.16
Cancelled	(28,500)	$40.42
Nonvested at March 31, 2010	351,956	$39.50

Non-Employee Directors Plan
Pretax compensation expense related to the non-employee director grants was $0.1 million and $0.3 million for the three and six-month periods ended March 31, 2010, respectively, and $0.2 million and $0.4 million for the respective prior year periods.

The total share-based compensation cost that has been recognized in results of operations and included within selling, general and administrative expenses (SG&A) was $0.9 million and $1.9 million for the three and six-month periods ended March 31, 2010, respectively, and $1.1 million and $2.1 million for the three and six-month periods ended March 31, 2009, respectively.  The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million and $0.8 million for the three and six-month periods ended March 31, 2010, respectively, and $0.3 million and $0.7 million for the three and six-month periods ended March 31, 2009, respectively.  As of March 31, 2010, there was $8.6 million of total unrecognized compensation cost related to share-based compensation arrangements.  That cost is expected to be recognized over a remaining weighted-average period of 2.1 years.

5.    INVENTORIES

Inventories from continuing operations consist of the following:
(In thousands)	March 31, 2010	September 30, 2009

Finished goods	$42,123	38,153
Work in process, including long-term contracts	17,440	16,433
Raw materials	29,739	27,434
Total inventories	$89,302	82,020

6.      COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended March 31, 2010 and 2009 was $4.1 million and $8.3 million, respectively.  Comprehensive income for the six-month periods ended March 31, 2010 and 2009 was $4.8 million and $11.1 million, respectively.  For the six-month period ended March 31, 2010, the Company’s comprehensive income was negatively impacted by foreign currency translation adjustments of $2.2 million and favorably impacted by interest rate swap gains of $0.6 million.  For the six-month period ended March 31, 2009, the Company’s comprehensive income was negatively impacted by foreign currency translation adjustments and interest rate swap gains totaling $5.1 million.

7.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company has three reporting segments: Utility Solutions Group (USG), RF Shielding and Test (Test) and Filtration/Fluid Flow (Filtration).  The USG segment’s operations consist of:  Aclara Power-Line Systems Inc. (Aclara PLS), Aclara RF Systems Inc. (Aclara RF), Aclara Software Inc., and Doble Engineering Company (Doble). The Aclara Group is a proven supplier of special purpose fixed-network communications systems for electric, gas and water utilities, including hardware and software to support advanced metering applications.  Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment.  Test segment operations represent the EMC Group, consisting primarily of ETS-Lindgren L.P. (ETS) and Lindgren R.F. Enclosures, Inc. (Lindgren).  The EMC Group is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy.  The Filtration segment’s operations consist of: PTI Technologies Inc. (PTI), VACCO Industries (VACCO) and TekPackaging LLC.  The companies within this segment primarily design and manufacture specialty filtration products including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro propulsion devices for satellites and custom designed filters for manned and unmanned aircraft.

Management evaluates and measures the performance of its operating segments based on “Net Sales” and “EBIT”, which are detailed in the table below.  EBIT is defined as earnings from continuing operations before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.

(In thousands)	Three Months ended March 31,		Six Months ended March 31,

NET SALES	2010	2009	2010	2009
USG	$72,009	94,065	133,232	182,266
Test	31,580	33,713	58,567	69,202
Filtration	25,692	26,378	50,187	50,045
Consolidated totals	$129,281	154,156	241,986	301,513
EBIT
USG	$10,621	16,138	15,191	26,693
Test	2,096	3,748	2,796	6,982
Filtration	2,989	4,227	5,347	7,090
Corporate (loss)	(5,808)	(5,762)	(11,282)	(11,444)
Consolidated EBIT	9,898	18,351	12,052	29,321
Less: Interest expense	(755)	(1,756)	(2,237)	(4,374)
Earnings before income taxes	$9,143	16,595	9,815	24,947

8.      DEBT

The Company’s debt is summarized as follows:
(In thousands)	March 31, 2010	September 30, 2009
Revolving credit facility, including current portion	$170,363	180,467
Current portion of long-term debt	(50,000)	(50,000)
Total long-term debt, less current portion	$120,363	130,467

At March 31, 2010, the Company had $197.6 million available to borrow comprised of: approximately $147.6 million available under the credit facility, and a $50.0 million increase option, in addition to $22.9 million cash on hand.  At March 31, 2010, the Company had $170 million of outstanding borrowings under the credit facility and outstanding letters of credit of $12.4 million.  The Company classified $50 million as the current portion on long-term debt as of March 31, 2010, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 15 to 25 basis points per year on the unused portion.  The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election.  The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity.  The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio.

9.      INCOME TAX EXPENSE

The second quarter 2010 effective income tax rate for continuing operations was 34.7% compared to 36.1% in the second quarter of 2009.  The effective income tax rate from continuing operations in the first six months of 2010 was 34.8% compared to 34.1% in the prior year period.  The income tax expense in the second quarter and first six months of 2010 was favorably impacted by a $0.2 million adjustment to foreign tax accruals reducing the second quarter and year-to-date effective tax rate by 1.7% and 1.6%, respectively.  The income tax expense in the first six months of 2009 was favorably impacted by a $0.7 million, net, research credit for fiscal 2008 reducing the rate for the first six months of 2009 by 2.8%.  The Company estimates the annual effective income tax rate for fiscal 2010 to be approximately 36%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended March 31, 2010.  The Company anticipates a $0.2 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

10.      RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and six-month periods ended March 31, 2010 and 2009 is shown in the following table.  Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2010	2009	2010	2009
Defined benefit plans
Interest cost	$976	724	1,952	1,437
Expected return on assets	(1,035)	(776)	(2,070)	(1,514)
Amortization of:
Prior service cost	3	4	6	8
Actuarial loss	226	79	452	131
Net periodic benefit cost	$170	31	340	62

11.      DERIVATIVE FINANCIAL INSTRUMENTS

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks.  During the second quarter of 2009, the Company entered into two $40 million one-year forward interest rate swaps effective October 5, 2009 to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt.  All derivative instruments are reported on the balance sheet at fair value.  The derivative instrument is designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.  As of March 31, 2010, approximately 50% of the Company’s variable debt was not hedged by interest rate swaps.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of March 31, 2010.

		Average
(In thousands)	Notional Amount	Receive Rate	Average Pay Rate	Fair Value

Interest rate swaps	$80,000	0.23%	1.52%	$(505)

Fair Value of Financial Instruments

The Company’s interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB ASC 825, as presented below as of March 31, 2010:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$505	$-	$505

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted.  The business and most of the assets of Comtrak were sold during the second quarter of fiscal 2009.   Accordingly, the Comtrak business is reflected as discontinued operations in the financial statements and related notes.  References to the second quarters of 2010 and 2009 represent the fiscal quarters ended March 31, 2010 and 2009, respectively.

NET SALES
Net sales decreased $24.9 million to $129.3 million in the second quarter of 2010 from $154.2 million in the second quarter of 2009 mainly due to a decrease of $22.1 million in net sales from the USG segment.  Net sales decreased $59.5 million to $242.0 million for the first six months of 2010 from $301.5 million in the prior year period mainly due to decreases of $49.1 million in net sales from the USG segment and $10.6 million from the Test segment.

-Utility Solutions Group (USG)
Net sales decreased $22.1 million, or 23.5% to $72.0 million for the second quarter of 2010 from $94.1 million for the second quarter of 2009.  Net sales decreased $49.1 million or 26.9% to $133.2 million for the first six months of 2010 from $182.3 million in the prior year period.  The sales decrease in the second quarter of 2010 as compared to the prior year quarter was mainly due to a $22.5 million decrease in net sales from Aclara RF primarily due to lower Advanced Metering Infrastructure (AMI) product deliveries at Pacific Gas & Electric (PG&E) of approximately $17.0 million as the project nears completion.  The sales decrease in the first six months of 2010 as compared to the prior year period was due to a $45.0 million decrease in net sales from Aclara RF primarily due to lower AMI product deliveries at PG&E of approximately $40.0 million.

-Test
For the second quarter of 2010, net sales of $31.6 million were $2.1 million, or 6.2%, lower than the $33.7 million of net sales recorded in the second quarter of 2009.  Net sales decreased $10.6 million, or 15.3% to $58.6 million in the first six months of 2010 from $69.2 million in the first six months of 2009.  The sales decrease for the three-month period ended March 31, 2010 as compared to the prior year quarter was mainly due to: a $2.7 million decrease in net sales from the segment’s U.S. operations driven by decreases in shipments of large chambers; a $1.1 million decrease in net sales from the segment’s Asian operations due to a decline in market conditions in Japan resulting in a decrease in large chamber deliveries; partially offset by a $1.7 million increase in net sales from the segment’s European operations due to an increase in chamber deliveries at ETS-Finland and a favorable foreign currency impact of approximately $0.5 million.  The sales decrease for the first six months of 2010 compared to the prior year period was due to: an $8.1 million decrease in net sales from the segment’s U.S. operations; a $4.0 million decrease in net sales from the segment’s Asian operations; partially offset by a $1.5 million increase in net sales from the segment’s European operations, all for the reasons mentioned above.

-Filtration
For the second quarter of 2010, net sales of $25.7 million were $0.7 million, or 2.7% lower than the $26.4 million of net sales recorded in the second quarter of 2009.  Net sales increased $0.2 million to $50.2 million for the first six months of 2010 from $50.0 million for the first six months of 2009.  The sales decrease during the quarter ended March 31, 2010 as compared to the prior year quarter was mainly due to a $0.7 million decrease in net sales at PTI driven by lower shipments of aerospace assemblies.  The sales increase for the first six months of 2010 as compared to the prior year period was mainly due to:  a $0.9 million increase in net sales at VACCO driven by higher military / defense aircraft product shipments, partially offset by a $0.8 million decrease at PTI as mentioned above.

ORDERS AND BACKLOG
Backlog was $414.4 million at March 31, 2010 compared with $299.4 million at September 30, 2009.  The Company received new orders totaling $218.6 million in the second quarter of 2010 compared to $156.7 million in the prior year second quarter.  New orders of $141.0 million were received in the second quarter of 2010 related to USG products, $52.2 million related to Test products, and $25.3 million related to Filtration products.   New orders of $97.3 million were received in the second quarter of 2009 related to USG products, $26.0 million related to Test products, and $33.4 million related to Filtration products.

The Company received new orders totaling $357.0 million in the first six months of 2010 compared to $296.2 million in the prior year period.  New orders of $215.3 million were received in the first six months of 2010 related to USG products, $89.3 million related to Test products, and $52.4 million related to Filtration products.  New orders of $182.2 million were received in the first six months of 2009 related to USG products, $55.9 million related to Test products, and $58.1 million related to Filtration products.

The Company received orders totaling $19.1 million and $27.7 million from PG&E for AMI gas products during the three and six-month periods ended March 31, 2010, respectively, compared to $24.3 million and $55.3 million for the three and six-month periods ended March 31, 2009, respectively. As of March 31, 2010, total gas project-to-date orders from PG&E for AMI gas products were approximately 4.1 million units, or $226 million.

In January 2010, Aclara RF received a $13.0 million order from the San Francisco Public Utilities Commission related to its AMI water project.  In addition, during the second quarter of 2010, Aclara RF received $22.4 million in orders related to the New York City AMI water project.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the second quarter of 2010 were $36.8 million (28.5% of net sales), compared with $38.2 million (24.8% of net sales) for the prior year quarter.  For the first six months of 2010, SG&A expenses were $76.0 million (31.4% of net sales) compared with $77.5 million (25.7% of net sales) for the prior year period.  There were no significant fluctuations in SG&A expenses across the segments in the second quarter and first six months of 2010 as compared to the prior year periods.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets was $2.9 million and $5.8 million for the three and six-month periods ended March 31, 2010, respectively, compared to $5.0 million and $9.6 million for the respective prior year periods.  Amortization of intangible assets for the three and six-month periods ended March 31, 2010 included $1.2 million and $2.3 million, respectively, of amortization of acquired intangible assets related to recent acquisitions compared to $1.2 million and $2.4 million for the respective prior year periods.  The amortization of these acquired intangible assets is included in Corporate’s operating results; see “EBIT – Corporate”.  During the three and six-month periods ended March 31, 2010, the Company recorded $1.1 million and $2.2 million, respectively, of amortization related to Aclara PLS TWACS NG™ software compared to $3.1 million and $6.0 million for the respective prior year periods.  The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses).  Beginning in the first quarter of 2010, the Company re-evaluated the economic useful life of its TWACS NG capitalized software and concluded the remaining TWACS NG asset value has an expected remaining useful life of ten years resulting in a $4.0 million decrease in amortization of its TWACS NG software in the first six months of 2010.

OTHER EXPENSES (INCOME), NET
Other expenses, net, were $0.3 million and $1.3 million for the three and six-month periods ended March 31, 2010, respectively, compared to $0.4 million and $0.2 million for the respective prior year periods.  The principal component of other expenses, net, for the first six months of 2010 was approximately $1.0 million of severance expenses.  There were no individually significant items in other expenses, net, for the three-month period ended March 31, 2010 and the three and six-month periods ended March 31, 2009.

EBIT
The Company evaluates the performance of its operating segments based on EBIT, defined below.  EBIT was $9.9 million (7.7% of net sales) for the second quarter of 2010 and $18.4 million (11.9% of net sales) for the second quarter of 2009.  For the first six months of 2010, EBIT was $12.1 million (5.0% of net sales) compared with $29.3 million (9.7% of net sales) for the prior year period.

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

(In thousands)	Three Months ended March 31,	Six Months ended March 31,

	2010	2009	2010	2009
Consolidated EBIT	$9,898	18,351	12,052	29,321
Less: Interest expense, net	(755)	(1,756)	(2,237)	(4,374)
Less: Income tax expense	(3,177)	(5,990)	(3,412)	(8,502)
Net earnings from continuing operations	$5,966	10,605	6,403	16,445

-Utility Solutions Group
EBIT in the second quarter of 2010 was $10.6 million (14.7% of net sales) compared to $16.1 million (17.2% of net sales) in the prior year quarter.  For the first six months of 2010, EBIT was $15.2 million (11.4% of net sales) compared to $26.7 million (14.6% of net sales) in the prior year period.  The $5.5 million decrease in EBIT in the second quarter of 2010 as compared to the prior year quarter and the $11.5 million decrease in EBIT in the first six months of 2010 as compared to the prior year period was primarily driven by lower sales volumes, mainly related to the PG&E gas AMI deployment.

-Test
EBIT in the second quarter of 2010 was $2.1 million (6.6% of net sales) as compared to $3.7 million (11.1% of net sales) in the prior year quarter.  For the first six months of 2010, EBIT was $2.8 million (4.8% of net sales) compared to $7.0 million (10.1% of net sales) in the prior year period.  EBIT decreased $1.6 million and $4.2 million over the prior year quarter and six-month period, respectively, mainly due to lower sales volumes and a slight increase in the segment’s SG&A expenses to support the international marketplace.

-Filtration
EBIT was $3.0 million (11.7% of net sales) and $4.2 million (15.9% of net sales) in the second quarters of 2010 and 2009, respectively, and $5.3 million (10.6% of net sales) and $7.1 million (14.2% of net sales) in the first six months of 2010 and 2009, respectively.  For the second quarter of 2010 as compared to the prior year quarter, EBIT decreased $1.2 million mainly due to lower aerospace shipments at PTI. For the first six months of 2010 as compared to the prior year period, EBIT decreased $1.8 million due to lower aerospace shipments at PTI and changes in product mix at VACCO.

-Corporate
Corporate costs included in EBIT were $5.8 million and $11.3 million for the three and six-month periods ended March 31, 2010, respectively, compared to $5.8 million and $11.4 million for the respective prior year periods.  In the first six months of 2010, Corporate costs included $1.9 million of pretax stock compensation expense and $2.3 million of pretax amortization of acquired intangible assets.  In the first six months of 2009, Corporate costs included $2.1 million of pretax stock compensation expense and $2.4 million of pretax amortization of acquired intangible assets.  There were no significant fluctuations in Corporate costs in the second quarter and first six months of 2010 as compared to the respective prior year periods.

INTEREST EXPENSE, NET
Interest expense was $0.8 million and $2.2 million for the three and six-month periods ended March 31, 2010, respectively, and $1.8 million and $4.4 million for the three and six-month periods ended March 31, 2009.   The decrease in interest expense in the second quarter and the first six months of 2010 as compared to the prior year periods is due to lower interest rates and lower average outstanding borrowings under the Company’s revolving credit facility.

INCOME TAX EXPENSE
The second quarter 2010 effective income tax rate for continuing operations was 34.7% compared to 36.1% in the second quarter of 2009.  The effective income tax rate from continuing operations in the first six months of 2010 was 34.8% compared to 34.1% in the prior year period.  The income tax expense in the second quarter and first six months of 2010 was favorably impacted by a $0.2 million adjustment to foreign tax accruals reducing the second quarter and year-to-date effective tax rate by 1.7% and 1.6%, respectively.  The income tax expense in the first six months of 2009 was favorably impacted by a $0.7 million, net, research credit for fiscal 2008 reducing the rate for the first six months of 2009 by 2.8%.  The Company estimates the annual effective income tax rate for fiscal 2010 to be approximately 36%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended March 31, 2010.  The Company anticipates a $0.2 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

CAPITAL RESOURCES AND LIQUIDITY
Working capital (current assets less current liabilities) decreased to $108.2 million at March 31, 2010 from $116.2 million at September 30, 2009. Accounts receivable decreased by $14.2 million in the first six months of 2010, of which $12.2 million related to the USG segment and $3.2 million related to the Filtration segment, both driven by timing and volume of sales and increased cash collections. Inventories increased by $7.3 million in the first six months of 2010 primarily related to an increase of $5.4 million in the USG segment and $2.0 million in the Test segment to meet forecasted sales for the remainder of 2010. Accounts payable decreased by $18.2 million in the first six months of 2010 mainly related to a $16.2 million decrease in the USG segment due to the timing of payments to suppliers.

Capital expenditures were $7.1 million and $3.1 million in the first six months of fiscal 2010 and 2009, respectively.  The increase in the first six months of 2010 as compared to the prior year period is mainly due to a $3.4 million increase in manufacturing equipment and software within the Filtration segment.

Credit facility
At March 31, 2010, the Company had $197.6 million available to borrow comprised of: approximately $147.6 million available under the credit facility, and a $50.0 million increase option, in addition to $22.9 million cash on hand.  At March 31, 2010, the Company had $170 million of outstanding borrowings under the credit facility and outstanding letters of credit of $12.4 million.  The Company classified $50 million as the current portion on long-term debt as of March 31, 2010, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.  Cash flow from operations and borrowings under the Company’s bank credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future.  On January 12, 2010, the Company entered into an amendment to the credit agreement, with retroactive effect to November 12, 2009, to permit the Company to declare and pay dividends.

Dividends
The first quarterly dividend of $0.08 per share was paid on January 19, 2010 to stockholders of record as of January 4, 2010 totaling $2.1 million. The next quarterly dividend of $0.08 per share was paid on April 20, 2010 to stockholders of record on April 5, 2010 totaling $2.1 million.

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

OTHER MATTERS

Contingencies
As a normal incident of the business in which the Company is engaged, various claims, charges and litigation are asserted or commenced against the Company.  In the opinion of Management, final judgments, if any, which might be rendered against the Company in connection with such claims, charges and litigation are adequately reserved, covered by insurance, or would not have a material adverse effect on its financial statements.

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

As of March 31, 2010, approximately 50% of the Company’s variable debt was not hedged by interest rate swaps.  The Company has determined that the market risk relating to interest rates with respect to its variable debt that is not hedged is not material.  Based on a sensitivity analysis as of March 31, 2010, we estimate that if market interest rates averaged one percentage point higher, the effect would be less than 2% of net earnings for the fiscal year ended September 30, 2010.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of March 31, 2010:

		Average
(In thousands)	Notional Amount	Receive Rate	Average Pay Rate	Fair Value

Interest rate swaps	$80,000	0.23%	1.52%	$(505)

In addition, during the second quarter of 2010, the Company paid 67.5 basis points spread on its outstanding debt.  Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for further discussion about market risk.

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

PART II.                 OTHER INFORMATION

ITEM 5.                 OTHER INFORMATION

The Annual Meeting of the Company’s shareholders was held on Thursday, February 4, 2010.  The voting for directors was as follows:

	For	Withheld	Broker Non-Votes
V.L. Richey, Jr.	20,484,893	2,279,400	1,316,319
J.M. Stolze	20,162,710	2,601,583	1,316,319

The terms of J.M. McConnell, L.W. Solley, D.C. Trauscht and J.D. Woods as directors continued after the meeting.

The voting to ratify the Company’s appointment of KPMG LLP as the independent registered public accounting firm for the fiscal year ending September 30, 2010 was as follows:

For	Against	Abstain	Broker Non-Votes
23,633,325	438,708	8,579	0

ITEM 6.                 EXHIBITS

a)      Exhibits

Exhibit Number

3.1	Restated Articles of Incorporation	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1999, at Exhibit 3(a)

3.2	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2000, at Exhibit 4(e)

3.3	Articles of Merger effective July 10, 2000	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2000, at Exhibit 3(c)

3.4	Bylaws, as amended and restated as of July 10, 2000	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2003, at Exhibit 3.4

3.5	Amendment to Bylaws effective as of February 2, 2007	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2006, at Exhibit 3.5

3.6	Amendment to Bylaws effective as of November 9, 2007	Incorporated by reference to Current Report on Form 8-K dated November 12, 2007 at Exhibit 3.1

*4.1	Specimen revised Common Stock Certificate

4.2	Credit Agreement dated as of November 30, 2007 among the Registrant, National City Bank and the lenders from time to time parties thereto	Incorporated by reference to Current Report on Form 8-K dated November 30, 2007, at Exhibit 4.1

4.3
Amendment No. 1 to the Agreement listed at 4.2 above, with retroactive effect to November 12, 2009 among the Registrant, the lenders from time to time parties thereto, and PNC Bank, National Association (successor to National City Bank)
Incorporated by reference to Current Report on Form 8-K dated January 12, 2010, at Exhibit 4.1

*31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended March 31, 2010

*31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended March 31, 2010

*32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended March 31, 2010

* Denotes filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCO TECHNOLOGIES INC.
/s/ Gary E. Muenster Gary E. Muenster Executive Vice President and Chief Financial Officer (As duly authorized officer and principal accounting officer of the registrant)

Dated:           May 7, 2010