Form 10-Q
period 2010-06-30
ESCO TECHNOLOGIES INC
filed 2010-08-06
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)
9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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

Class                                                      Outstanding at July 31, 2010
Common stock, $.01 par value per share                                26,482,464 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

Three Months Ended June 30,

	2010	2009

Net sales	$157,582	148,102
Costs and expenses:
Cost of sales	91,994	88,040
Selling, general and administrative expenses	38,144	36,636
Amortization of intangible assets	2,891	4,792
Interest expense, net	791	1,587
Other expenses, net	551	2,617
Total costs and expenses	134,371	133,672

Earnings before income taxes	23,211	14,430
Income tax expense	8,664	3,337
Net earnings from continuing operations	14,547	11,093

Earnings from discontinued operations, net of tax benefit of $456	-	332

Net earnings	$14,547	11,425

Earnings per share:
Basic – Continuing operations	$0.55	0.42
- Discontinued operations	0.00	0.02
- Net earnings	$0.55	0.44

Diluted – Continuing operations	$0.55	0.42
- Discontinued operations	0.00	0.01
- Net earnings	$0.55	0.43

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

Nine Months Ended June 30,

	2010	2009

Net sales	$399,568	449,615
Costs and expenses:
Cost of sales	238,829	272,880
Selling, general and administrative expenses	114,161	114,158
Amortization of intangible assets	8,662	14,379
Interest expense, net	3,028	5,961
Other expenses, net	1,862	2,860
Total costs and expenses	366,542	410,238

Earnings before income taxes	33,026	39,377
Income tax expense	12,076	11,839
Net earnings from continuing operations	20,950	27,538

Earnings from discontinued operations, net of tax benefit of $568	-	135
Loss on sale from discontinued operations, net of tax benefit of $905	-	(32)
Net earnings from discontinued operations	-	103

Net earnings	$20,950	27,641

Earnings per share:
Basic – Continuing operations	$0.79	1.05
- Discontinued operations	0.00	0.01
- Net earnings	$0.79	1.06

Diluted – Continuing operations	$0.79	1.04
- Discontinued operations	0.00	0.00
- Net earnings	$0.79	1.04

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2010	September 30, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$20,334	44,630
Accounts receivable, net	121,952	108,620
Costs and estimated earnings on long-term contracts, less progress billings of $6,705 and $19,861, respectively	9,065	10,758
Inventories	84,411	82,020
Current portion of deferred tax assets	21,240	20,417
Other current assets	17,395	13,750
Total current assets	274,397	280,195

Property, plant and equipment, net	70,606	69,543
Goodwill	330,860	330,719
Intangible assets, net	218,445	221,600
Other assets	21,329	21,630
Total assets	$915,637	923,687

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$50,000	50,000
Accounts payable	38,577	47,218
Advance payments on long-term contracts, less costs incurred of $16,386 and $17,484, respectively	5,337	2,840
Accrued salaries	19,102	20,465
Current portion of deferred revenue	25,737	20,215
Accrued other expenses	23,873	23,247
Total current liabilities	162,626	163,985
Pension obligations	26,234	27,483
Deferred tax liabilities	76,564	78,471
Other liabilities	5,017	5,941
Long-term debt, less current portion	114,000	130,467
Total liabilities	384,441	406,347
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	-	-
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 29,802,234 and 29,771,103 shares, respectively	298	298
Additional paid-in capital	269,113	265,794
Retained earnings	337,498	322,878
Accumulated other comprehensive loss, net of tax	(15,909)	(11,598)
	591,000	577,372
Less treasury stock, at cost: 3,342,986 and 3,357,046 common shares, respectively	(59,804)	(60,032)
Total shareholders' equity	531,196	517,340
Total liabilities and shareholders’ equity	$915,637	923,687

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
Nine Months Ended June 30,

	2010	2009
Cash flows from operating activities:
Net earnings	$20,950	27,641
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings from discontinued operations	-	(103)
Depreciation and amortization	16,559	22,692
Stock compensation expense	2,996	3,176
Changes in current assets and liabilities	(25,642)	(14,098)
Effect of deferred taxes	(2,730)	(4,646)
Change in deferred revenue and costs, net Other	3,780	2,311
	4	10
Net cash provided by operating activities-continuing operations	15,917	36,983
Net earnings from discontinued operations, net of tax	-	103
Net cash provided by discontinued operations	-	39
Net cash provided by operating activities-discontinued operations	-	142
Net cash provided by operating activities	15,917	37,125
Cash flows from investing activities:
Acquisition of business (earn-out)	(1,250)	(1,250)
Additions to capitalized software	(6,237)	(3,419)
Capital expenditures	(10,108)	(6,898)
Net cash used by investing activities-continuing operations	(17,595)	(11,567)
Proceeds from divestiture of business, net-discontinued operations	-	3,100
Net cash provided by investing activities-discontinued operations	-	3,100
Net cash used by investing activities	(17,595)	(8,467)
Cash flows from financing activities:
Proceeds from long-term debt	12,000	29,000
Principal payments on long-term debt	(28,467)	(60,165)
Dividends paid	(4,230)	-
Proceeds from exercise of stock options	429	3,155
Other	936	1,080
Net cash used by financing activities	(19,332)	(26,930)
Effect of exchange rate changes on cash and cash equivalents	(3,286)	(945)
Net (decrease) increase in cash and cash equivalents	(24,296)	783
Cash and cash equivalents, beginning of period	44,630	28,667
Cash and cash equivalents, end of period	$20,334	29,450

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

The Company’s business is typically not impacted by seasonality; however, the results for the three and nine-month periods ended June 30, 2010 are not necessarily indicative of the results for the entire 2010 fiscal year.  References to the third quarters of 2010 and 2009 represent the fiscal quarters ended June 30, 2010 and 2009, respectively.

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

During the second quarter of fiscal 2009, the Company completed the sale of the business and most of the assets of Comtrak Technologies, LLC (Comtrak) for $3.1 million, net, of cash and the business is reflected as a discontinued operation in the financial statements and related notes.  Comtrak’s operations were previously included within the Company’s Utility Solutions Group segment and net sales were $3.4 million for the nine-month period ended June 30, 2009.

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

Three Months Ended June 30,	Nine Months Ended June 30,

	2010	2009	2010	2009

Weighted Average Shares Outstanding - Basic	26,448	26,241	26,437	26,176
Dilutive Options and Restricted Shares	231	345	260	318
Adjusted Shares - Diluted	26,679	26,586	26,697	26,494

Options to purchase 561,059 shares of common stock at prices ranging from $27.44 - $54.88 and options to purchase 582,916 shares of common stock at prices ranging from $36.70 - $54.88 were outstanding during the three-month periods ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014. Approximately 264,000 and 175,000 restricted shares were excluded from the computation of diluted EPS for the three-month period ended June 30, 2010 and 2009, respectively, based upon the application of the treasury stock method.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Stock Option Plans
The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of the Company’s stock calculated over the expected term of the option.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.  The fair value of each option grant was calculated using the following weighted-average assumptions for grants in the nine-month period ended June 30, 2010: expected dividend yield of 0.9%; expected volatility of 48.1%; risk-free interest rate of 1.9%; and the expected term of 3.9 years.  Pretax compensation expense related to the stock option awards was $0.1 million and $0.3 million for the three and nine-month periods ended June 30, 2010, respectively, and $0.4 million and $1.2 million for the respective prior year periods.

Information regarding stock options awarded under the option plans is as follows:

	Shares	Weighted Avg. Price	Aggregate Intrinsic Value (in millions)	Weighted Avg. Remaining Contractual Life

Outstanding at October 1, 2009	891,826	$33.63
Granted	2,000	$32.55
Exercised	(33,400)	$15.09	$0.6
Cancelled	(53,097)	$41.17
Outstanding at June 30, 2010	807,329	$33.90	$3.2	1.5 years

Exercisable at June 30, 2010	720,768	$33.50	$3.2

The weighted-average grant-date fair value of options granted during the nine-month periods ended June 30, 2010 and 2009 was $11.90 and $12.11, respectively.

Performance-accelerated Restricted Share Awards
Pretax compensation expense related to the restricted share awards was $0.8 million and $2.2 million for the three and nine-month periods ended June 30, 2010, respectively, and $0.5 million and $1.6 million for the respective prior year periods.

The following summary presents information regarding outstanding restricted share awards as of June 30, 2010 and changes during the nine-month period then ended:

	Shares	Weighted Avg. Price

Nonvested at October 1, 2009	300,354	$39.94
Granted	80,102	$38.16
Cancelled	(28,500)	$40.42
Nonvested at June 30, 2010	351,956	$39.50

Non-Employee Directors Plan
Pretax compensation expense related to the non-employee director grants was $0.1 million and $0.4 million for the three and nine-month periods ended June 30, 2010, respectively, and $0.2 million and $0.5 million for the respective prior year periods.

The total share-based compensation cost that has been recognized in results of operations and included within selling, general and administrative expenses (SG&A) was $1.1 million and $3.0 million for the three and nine-month periods ended June 30, 2010, respectively, and $1.1 million and $3.2 million for the three and nine-month periods ended June 30, 2009, respectively.  The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.4 million and $1.2 million for the three and nine-month periods ended June 30, 2010, respectively, and $0.3 million and $1.0 million for the three and nine-month periods ended June 30, 2009, respectively.  As of June 30, 2010, there was $7.8 million of total unrecognized compensation cost related to share-based compensation arrangements.  That cost is expected to be recognized over a remaining weighted-average period of 1.9 years.

5.    INVENTORIES

Inventories from continuing operations consist of the following:
(In thousands)	June 30, 2010	September 30, 2009

Finished goods	$32,981	38,153
Work in process, including long-term contracts	19,426	16,433
Raw materials	32,004	27,434
Total inventories	$84,411	82,020

6.      COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended June 30, 2010 and 2009 was $11.9 million and $14.5 million, respectively.  Comprehensive income for the nine-month periods ended June 30, 2010 and 2009 was $16.6 million and $25.6 million, respectively.  For the nine-month period ended June 30, 2010, the Company’s comprehensive income was negatively impacted by foreign currency translation adjustments of $4.9 million and favorably impacted by interest rate swap gains of $0.6 million.  For the nine-month period ended June 30, 2009, the Company’s comprehensive income was negatively impacted by foreign currency translation adjustments and interest rate swaps totaling $2.0 million.

7.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company has three reporting segments: Utility Solutions Group (USG), RF Shielding and Test (Test) and Filtration/Fluid Flow (Filtration).  The USG segment’s operations consist of:  Aclara Power-Line Systems Inc. (Aclara PLS), Aclara RF Systems Inc. (Aclara RF), Aclara Software Inc., and Doble Engineering Company (Doble). The Aclara Group is a proven supplier of special purpose fixed-network communications systems for electric, gas and water utilities, including hardware and software to support advanced metering applications.  Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment.  Test segment operations represent the EMC Group, consisting primarily of ETS-Lindgren L.P. (ETS) and Lindgren R.F. Enclosures, Inc. (Lindgren).  The EMC Group is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy.  The Filtration segment’s operations consist of: PTI Technologies Inc. (PTI), VACCO Industries (VACCO) and TekPackaging LLC.  The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro propulsion devices for satellites and custom designed filters for manned and unmanned aircraft.

Management evaluates and measures the performance of its operating segments based on “Net Sales” and “EBIT”, which are detailed in the table below.  EBIT is defined as earnings from continuing operations before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.

(In thousands)	Three Months ended June 30,		Nine Months ended June 30,

NET SALES	2010	2009	2010	2009
USG	$91,718	91,113	224,950	273,380
Test	34,575	29,108	93,143	98,310
Filtration	31,289	27,881	81,475	77,925
Consolidated totals	$157,582	148,102	399,568	449,615
EBIT
USG	$20,424	13,158	35,615	39,851
Test	3,397	3,400	6,193	10,382
Filtration	6,072	4,837	11,419	11,927
Corporate (loss)	(5,891)	(5,378)	(17,173)	(16,822)
Consolidated EBIT	24,002	16,017	36,054	45,338
Less: Interest expense	(791)	(1,587)	(3,028)	(5,961)
Earnings before income taxes	$23,211	14,430	33,026	39,377

8.      DEBT

The Company’s debt is summarized as follows:
(In thousands)	June 30, 2010	September 30, 2009
Revolving credit facility, including current portion	$164,000	180,467
Current portion of long-term debt	(50,000)	(50,000)
Total long-term debt, less current portion	$114,000	130,467

At June 30, 2010, the Company had approximately $154.0 million available to borrow under the credit facility, and a $50.0 million increase option, in addition to $20.3 million cash on hand.  At June 30, 2010, the Company had $164.0 million of outstanding borrowings under the credit facility and outstanding letters of credit of $12.5 million.  The Company classified $50.0 million as the current portion on long-term debt as of June 30, 2010, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.

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

9.      INCOME TAX EXPENSE

The third quarter 2010 effective income tax rate for continuing operations was 37.3% compared to 23.1% in the third quarter of 2009.  The effective income tax rate from continuing operations in the first nine months of 2010 was 36.6% compared to 30.1% in the prior year period.  The income tax expense in the third quarter and first nine months of 2010 was unfavorably impacted by a $0.3 million adjustment, net, related to the fiscal 2009 research credits increasing the third quarter and year-to-date effective tax rate by 1.4% and 1.0%, respectively.  The income tax expense in the third quarter of 2009 as well as the first nine months of 2009 was favorably impacted by a $1.7 million, net, research credit for fiscal 2008 reducing the effective tax rate by 12.0% and 4.4%, respectively.  The Company estimates the annual effective income tax rate for fiscal 2010 to be approximately 36%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended June 30, 2010.  The Company anticipates a $0.2 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

10.      RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and nine-month periods ended June 30, 2010 and 2009 is shown in the following table.  Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Defined benefit plans
Interest cost	$976	724	2,928	2,161
Expected return on assets	(1,035)	(776)	(3,107)	(2,289)
Amortization of:
Prior service cost	3	4	10	11
Actuarial loss	226	79	679	211
Net periodic benefit cost	$170	31	510	94

11.      DERIVATIVE FINANCIAL INSTRUMENTS

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks.  During the second quarter of 2009, the Company entered into two $40 million one-year forward interest rate swaps effective October 5, 2009 to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt.  During the third quarter of 2010, the Company entered into a $60 million one-year forward interest rate swap effective October 5, 2010.  All derivative instruments are reported on the balance sheet at fair value.  The derivative instruments are designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.  As of June 30, 2010, approximately 50% of the Company’s variable debt was not hedged by interest rate swaps.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of June 30, 2010.

(In thousands)	Notional Amount	Average Receive Rate	Average Pay Rate	Fair Value

Interest rate swaps	$80,000	0.35%	1.52%	$(243)
Interest rate swap *	$60,000	0.47%	1.10%	$(259)

*This swap represents a forward contract and will be effective in October 2010.

Fair Value of Financial Instruments

The Company’s interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of June 30, 2010:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$502	$-	$502

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted.  The business and most of the assets of Comtrak were sold during the second quarter of fiscal 2009.   Accordingly, the Comtrak business is reflected as discontinued operations in the financial statements and related notes.  References to the third quarters of 2010 and 2009 represent the fiscal quarters ended June 30, 2010 and 2009, respectively.

NET SALES
Net sales increased $9.5 million to $157.6 million in the third quarter of 2010 from $148.1 million in the third quarter of 2009 mainly due to an increase in net sales from the Test and Filtration segments.  Net sales decreased $50.0 million to $399.6 million for the first nine months of 2010 from $449.6 million in the prior year period mainly due to a $48.4 million decrease in net sales from the USG segment.

-Utility Solutions Group (USG)
Net sales increased $0.6 million, or approximately 1.0%, to $91.7 million for the third quarter of 2010 from $91.1 million for the third quarter of 2009.  Net sales decreased $48.4 million, or 17.7%, to $225.0 million for the first nine months of 2010 from $273.4 million in the prior year period.  The sales increase during the quarter ended June 30, 2010 as compared to the prior year quarter was mainly due to: an $8.4 million increase in net sales from Aclara PLS primarily due to higher shipments to the Puerto Rico Electric Power Authority (PREPA) and a $2.4 million increase in net sales from Doble; partially offset by a $9.7 million decrease in net sales from Aclara RF primarily due to lower Advanced Metering Infrastructure (AMI) product deliveries at Pacific Gas & Electric (PG&E) as the project nears completion.  The sales decrease in the first nine months of 2010 as compared to the prior year period was mainly due to a $54.7 million decrease in net sales from Aclara RF primarily due to lower AMI product deliveries at PG&E of approximately $50.0 million.

-Test
For the third quarter of 2010, net sales of $34.6 million were $5.5 million, or 18.9%, higher than the $29.1 million of net sales recorded in the third quarter of 2009.  Net sales decreased $5.2 million, or 5.3%, to $93.1 million in the first nine months of 2010 from $98.3 million in the first nine months of 2009.  The sales increase for the three-month period ended June 30, 2010 as compared to the prior year quarter was mainly due to: a $2.4 million increase in net sales from the segment’s U.S. operations driven by increases in revenue related to large chambers; a $1.9 million increase in net sales from the segment’s European operations due to the shipment of a large military project; and a $1.2 million increase in net sales from the segment’s Asian operations mainly driven by an increase in shipments in India.  The sales decrease for the first nine months of 2010 compared to the prior year period was due to: an $5.7 million decrease in net sales from the segment’s U.S. operations and a $2.8 million decrease in net sales from the segment’s Asian operations both driven by a decline in market conditions resulting in a decrease in small test and measurement projects; partially offset by a $3.3 million increase in net sales from the segment’s European operations mainly due to an improvement in the European medical business and the shipment of a large military project, mentioned above.

-Filtration
For the third quarter of 2010, net sales of $31.3 million were $3.4 million, or 12.2%, higher than the $27.9 million of net sales recorded in the third quarter of 2009.  Net sales increased $3.6 million, or 4.6%, to $81.5 million for the first nine months of 2010 from $77.9 million for the first nine months of 2009.  The sales increase during the quarter ended June 30, 2010 as compared to the prior year quarter was mainly due to a $1.8 million increase in net sales at PTI driven by higher shipments of aerospace elements; and a $0.7 million increase in net sales at VACCO driven by higher shipments of space products.  The sales increase for the first nine months of 2010 as compared to the prior year period was mainly due to:  a $1.6 million increase in net sales at VACCO and a $1.0 million increase at PTI for the reasons mentioned above.

ORDERS AND BACKLOG
Backlog was $406.8 million at June 30, 2010 compared with $299.4 million at September 30, 2009.  The Company received new orders totaling $150.0 million in the third quarter of 2010 compared to $157.6 million in the prior year third quarter.  New orders of $88.6 million were received in the third quarter of 2010 related to USG products, $30.3 million related to Test products, and $31.1 million related to Filtration products.   New orders of $103.6 million were received in the third quarter of 2009 related to USG products, $32.8 million related to Test products, and $21.2 million related to Filtration products.

The Company received new orders totaling $507.0 million in the first nine months of 2010 compared to $453.8 million in the prior year period.  New orders of $303.9 million were received in the first nine months of 2010 related to USG products, $119.6 million related to Test products, and $83.4 million related to Filtration products.  New orders of $285.8 million were received in the first nine months of 2009 related to USG products, $88.7 million related to Test products, and $79.3 million related to Filtration products.

The Company received orders totaling $20.8 million and $47.3 million from PG&E for AMI gas products during the three and nine-month periods ended June 30, 2010, respectively, compared to $18.1 million and $73.4 million for the three and nine-month periods ended June 30, 2009, respectively.  As of June 30, 2010, total gas project-to-date orders from PG&E for AMI gas products were approximately 4.4 million units, or $247 million.

During the third quarter of 2010, VACCO concluded contract negotiations to provide the next seven ship-sets of valves and manifolds for the U.S. Navy’s Virginia Class submarine program.  The total negotiated price is approximately $40.0 million with product deliveries expected to begin in fiscal 2010 as purchase orders are placed and concluding in fiscal 2014.  In July 2010, VACCO’s backlog increased by $7.7 million as initial orders under the contract were received.

On July 21, 2010, the Company announced that Southern California Gas Co. (SoCalGas), a subsidiary of Sempra Energy, has selected Aclara RF and its STAR® Network for negotiation of a definitive agreement for SoCalGas’ AMI project.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the third quarter of 2010 were $38.1 million (24.2% of net sales), compared with $36.6 million (24.7% of net sales) for the prior year quarter.  For the first nine months of 2010, SG&A expenses were $114.2 million (28.6% of net sales) compared with $114.2 million (25.4% of net sales) for the prior year period.  There were no significant fluctuations in SG&A expenses across the segments in the third quarter and first nine months of 2010 as compared to the prior year periods.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets was $2.9 million and $8.7 million for the three and nine-month periods ended June 30, 2010, respectively, compared to $4.8 million and $14.4 million for the respective prior year periods.  Amortization of intangible assets for the three and nine-month periods ended June 30, 2010 included $1.2 million and $3.5 million, respectively, of amortization of acquired intangible assets related to recent acquisitions compared to $1.2 million and $3.5 million for the respective prior year periods.  The amortization of these acquired intangible assets is included in Corporate’s operating results; see “EBIT – Corporate”.  During the three and nine-month periods ended June 30, 2010, the Company recorded $1.1 million and $3.3 million, respectively, of amortization related to Aclara PLS TWACS NG™ software compared to $3.1 million and $9.1 million for the respective prior year periods.  The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses).  Beginning in the first quarter of 2010, the Company re-evaluated the economic useful life of its TWACS NG capitalized software and concluded the remaining TWACS NG asset value has an expected remaining useful life of ten years resulting in a $6.0 million decrease in amortization of its TWACS NG software in the first nine months of 2010.

OTHER EXPENSES (INCOME), NET
Other expenses, net, were $0.6 million and $1.9 million for the three and nine-month periods ended June 30, 2010, respectively, compared to $2.6 million and $2.9 million for the respective prior year periods.  The principal component of other expenses, net, for the first nine months of 2010 was approximately $1.0 million of severance expenses.  There were no individually significant items in other expenses, net, for the three-month period ended June 30, 2010.  The principal component of other expenses, net, for the three and nine-month periods ended June 30, 2009 consisted of $2.3 million of operating facility exit/relocation charges incurred in connection with the move of the Aclara RF facility.  These charges consisted of leasehold improvement write-offs, lease contract termination costs and physical move costs.

EBIT
The Company evaluates the performance of its operating segments based on EBIT, defined below.  EBIT was $24.0 million (15.2% of net sales) for the third quarter of 2010 and $16.0 million (10.8% of net sales) for the third quarter of 2009.  For the first nine months of 2010, EBIT was $36.1 million (9.0% of net sales) compared with $45.3 million (10.1% of net sales) for the prior year period.

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

(In thousands)	Three Months ended June 30,		Nine Months ended June 30,
	2010	2009	2010	2009
Consolidated EBIT	$24,002	16,017	36,054	45,338
Less: Interest expense, net	(791)	(1,587)	(3,028)	(5,961)
Less: Income tax expense	(8,664)	(3,337)	(12,076)	(11,839)
Net earnings from continuing operations	$14,547	11,093	20,950	27,538

-Utility Solutions Group
EBIT in the third quarter of 2010 was $20.4 million (22.2% of net sales) compared to $13.2 million (14.5% of net sales) in the prior year quarter.  For the first nine months of 2010, EBIT was $35.6 million (15.8% of net sales) compared to $39.9 million (14.6% of net sales) in the prior year period.  The $7.2 million increase in EBIT in the third quarter of 2010 as compared to the prior year quarter was due to additional sales volumes at Aclara PLS and Doble, a decrease in TNG software amortization and lower SG&A spending.   The $4.3 million decrease in EBIT in the first nine months of 2010 as compared to the prior year period was primarily driven by lower sales volumes at Aclara RF, mainly related to the PG&E gas AMI deployment, partially offset by a decrease in TNG software amortization.

-Test
EBIT in the third quarter of 2010 was $3.4 million (9.8% of net sales) as compared to $3.4 million (11.7% of net sales) in the prior year quarter.  For the first nine months of 2010, EBIT was $6.2 million (6.7% of net sales) compared to $10.4 million (10.6% of net sales) in the prior year period.  EBIT decreased $4.2 million over the prior year nine-month period mainly due to lower sales volumes and a slight increase in the segment’s SG&A expenses to support the international marketplace.

-Filtration
EBIT was $6.1 million (19.5% of net sales) and $4.8 million (17.2% of net sales) in the third quarters of 2010 and 2009, respectively, and $11.4 million (14.0% of net sales) and $11.9 million (15.3% of net sales) in the first nine months of 2010 and 2009, respectively.  For the third quarter of 2010 as compared to the prior year quarter, EBIT increased $1.3 million, or 27.1%, mainly due to higher shipments of space products at VACCO. For the first nine months of 2010 as compared to the prior year period, EBIT decreased $0.5 million mainly due to changes in product mix at PTI.

-Corporate
Corporate costs included in EBIT were $5.9 million and $17.2 million for the three and nine-month periods ended June 30, 2010, respectively, compared to $5.4 million and $16.8 million for the respective prior year periods.  In the first nine months of 2010, Corporate costs included $3.0 million of pretax stock compensation expense and $3.5 million of pretax amortization of acquired intangible assets.  In the first nine months of 2009, Corporate costs included $3.2 million of pretax stock compensation expense and $3.5 million of pretax amortization of acquired intangible assets.  There were no significant fluctuations in Corporate costs in the third quarter and first nine months of 2010 as compared to the respective prior year periods.

INTEREST EXPENSE, NET
Interest expense was $0.8 million and $3.0 million for the three and nine-month periods ended June 30, 2010, respectively, and $1.6 million and $6.0 million for the three and nine-month periods ended June 30, 2009.   The decrease in interest expense in the first nine months of 2010 as compared to the prior year period is due to lower average interest rates (1.9% vs. 3.4%) and lower average outstanding borrowings ($173.0 million vs. $216.0 million) under the Company’s revolving credit facility.

INCOME TAX EXPENSE
The third quarter 2010 effective income tax rate for continuing operations was 37.3% compared to 23.1% in the third quarter of 2009.  The effective income tax rate from continuing operations in the first nine months of 2010 was 36.6% compared to 30.1% in the prior year period.  The income tax expense in the third quarter and first nine months of 2010 was unfavorably impacted by a $0.3 million adjustment, net, related to the fiscal 2009 research credits increasing the third quarter and year-to-date effective tax rate by 1.4% and 1.0%, respectively.  The income tax expense in the third quarter of 2009 as well as the first nine months of 2009 was favorably impacted by a $1.7 million, net, research credit for fiscal 2008 reducing the effective tax rate by 12.0% and 4.4%, respectively.  The Company estimates the annual effective income tax rate for fiscal 2010 to be approximately 36%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended June 30, 2010.  The Company anticipates a $0.2 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

CAPITAL RESOURCES AND LIQUIDITY
Working capital (current assets less current liabilities) decreased to $111.8 million at June 30, 2010 from $116.2 million at September 30, 2009. Accounts receivable increased by $13.3 million in the first nine months of 2010, of which $10.5 million related to the USG segment and $2.1 million related to the Test segment, both driven by timing and volume of sales and decreased cash collections. Accounts payable decreased by $8.6 million in the first nine months of 2010 mainly related to a $10.4 million decrease in the USG segment due to the timing of payments to suppliers.

Capital expenditures were $10.1 million and $6.9 million in the first nine months of fiscal 2010 and 2009, respectively.  The increase in the first nine months of 2010 as compared to the prior year period is mainly due to an increase of approximately $4.0 million in manufacturing equipment and software within the Filtration segment.

Credit facility
At June 30, 2010, the Company had approximately $154.0 million available to borrow under the credit facility, and a $50.0 million increase option, in addition to $20.3 million cash on hand.  At June 30, 2010, the Company had $164.0 million of outstanding borrowings under the credit facility and outstanding letters of credit of $12.5 million.  The Company classified $50.0 million as the current portion on long-term debt as of June 30, 2010, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.  Cash flow from operations and borrowings under the Company’s bank credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future.  The Company's ability to access the additional $50 million increase option of the credit facility is subject to acceptance by participating or other outside banks. On January 12, 2010, the Company entered into an amendment to the credit agreement, with retroactive effect to November 12, 2009, to permit the Company to declare and pay dividends.

Dividends
The second quarter dividend of $0.08 per share was paid on January 19, 2010 to stockholders of record as of January 4, 2010 totaling $2.1 million. The third quarter dividend of $0.08 per share was paid on April 20, 2010 to stockholders of record on April 5, 2010 totaling $2.1 million.  Subsequent to June 30, 2010, the fourth quarter dividend of $0.08 per share, or $2.1 million, was paid on July 20, 2010 to stockholders of record as of July 6, 2010.

Subsequent Event
On August 4, 2010, the Company announced it had acquired Crissair, Inc. (Crissair), located in Palmdale, California.  Crissair is a manufacturer of high quality hydraulic, fuel and pneumatic system components for the aerospace industry and has annual revenues of approximately $27.0 million.  Crissair will be included in the Company’s Filtration/Fluid Flow segment.

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

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include, but are not limited to, the timing, likelihood, value, backlog increase and impact to VACCO’s operating forecast resulting from the expected orders from Electric Boat, the timing associated with the recognition of compensation costs related to the Company’s share based compensation arrangements, the success and outcome of negotiations of a contract with SoCalGas, those relating to the estimates or projections made in connection with the Company’s accounting policies, timing and amount of repayment of debt, annual effective tax rate, the reduction in the amount of unrecognized tax benefits over the next twelve months, outcome of current claims and litigation, future cash flow, capital requirements and operational needs for the foreseeable future.  Investors are cautioned that such statements are only predictions, and speak only as of the date of this report and the Company undertakes no duty to update such statements. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to: the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009; the timing and content of future purchases of the Company’s products by Electric Boat; the Company’s successful performance of requirements for Electric Boat; changes in Electric Boat’s or the U.S. Navy’s demands or financial constraints impacting Electric Boat or the U.S. Navy; the success of negotiations between SoCalGas and the Company; changes in requirements of SoCalGas; SoCalGas’ ability to successfully negotiate appropriate terms and conditions with other subcontractors and project participants; the timing and content of a potential contract with SoCalGas; the receipt of necessary regulatory approvals pertaining to SoCalGas’ project; technical difficulties; the Company’s successful performance of large AMI contracts; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; material changes in the costs and worldwide availability of certain electrical components and raw materials necessary for the production of the Company’s products; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal operating plans and integration of newly acquired businesses.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks.  During the second quarter of 2009, the Company entered into two $40 million one-year forward interest rate swaps effective October 5, 2009 to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt.  During the third quarter of 2010, the Company entered into a $60 million one-year forward interest rate swap effective October 5, 2010.  All derivative instruments are reported on the balance sheet at fair value.  The derivative instruments are designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.

As of June 30, 2010, approximately 50% of the Company’s variable debt was not hedged by interest rate swaps.  The Company has determined that the market risk relating to interest rates with respect to its variable debt that is not hedged is not material.  Based on a sensitivity analysis as of June 30, 2010, we estimate that if market interest rates averaged one percentage point higher, the effect would be less than 2% of net earnings for the fiscal year ended September 30, 2010.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of June 30, 2010:

(In thousands)	Notional Amount	Average Receive Rate	Average Pay Rate	Fair Value

Interest rate swaps	$80,000	0.35%	1.52%	$(243)
Interest rate swap *	$60,000	0.47%	1.10%	$(259)

*This swap represents a forward contract and will be effective in October 2010.

In addition, during the third quarter of 2010, the Company paid a 67.5 basis points spread on its outstanding debt.  Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for further discussion about market risk.

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

PART II.                 OTHER INFORMATION

ITEM 6.                 EXHIBITS

Exhibit Number

3.1	Restated Articles of Incorporation	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1999, at Exhibit 3(a)

3.2	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2000, at Exhibit 4(e)

3.3	Articles of Merger effective July 10, 2000	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2000, at Exhibit 3(c)

3.4	Bylaws, as amended and restated as of July 10, 2000	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2003, at Exhibit 3.4

3.5	Amendment to Bylaws effective as of February 2, 2007	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2006, at Exhibit 3.5

3.6	Amendment to Bylaws effective as of November 9, 2007	Incorporated by reference to Current Report on Form 8-K dated November 12, 2007 at Exhibit 3.1

4.1	Specimen revised Common Stock Certificate	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2010, at Exhibit 4.1

4.2	Credit Agreement dated as of November 30, 2007 among the Registrant, National City Bank and the lenders from time to time parties thereto	Incorporated by reference to Current Report on Form 8-K dated November 30, 2007, at Exhibit 4.1

4.3
Amendment No. 1 to the Agreement listed at 4.2 above, with retroactive effect to November 12, 2009 among the Registrant, the lenders from time to time parties thereto, and PNC Bank, National Association (successor to National City Bank)
Incorporated by reference to Current Report on Form 8-K dated January 12, 2010, at Exhibit 4.1

*31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended June 30, 2010

*31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended June 30, 2010

*32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended June 30, 2010
*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document
*101.DEF	XBRL Definition Linkbase Document

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections.  The financial information contained in the XBRL – related documents is “unaudited” or “unreviewed”.

* Denotes filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCO TECHNOLOGIES INC.
/s/ Gary E. Muenster Gary E. Muenster Executive Vice President and Chief Financial Officer (As duly authorized officer and principal accounting and financial officer of the registrant)

Dated:           August 6, 2010