Form 10-K
period 2010-09-30
ESCO TECHNOLOGIES INC
filed 2010-11-29
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of trading on March 31, 2010: $825,932,685*

*	For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.
Number of shares of Common Stock outstanding at November 22, 2010: 26,539,285.
DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the registrant’s Annual Report to Stockholders for fiscal year ended September 30, 2010 (the “2010 Annual Report”) (Parts I and II).

2.	Portions of the registrant’s Proxy Statement dated December 22, 2010 (the “2011 Proxy Statement”) (Part III).

ESCO TECHNOLOGIES INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

ii

iii

PART I
Item 1. Business
THE COMPANY
     ESCO Technologies Inc. (“ESCO”) is a producer of engineered products and systems sold to customers worldwide, primarily for utility, industrial, aerospace and commercial applications. ESCO operates in three operating segments which, together with the primary operating subsidiaries within each segment, are as follows:
Utility Solutions Group (“Utility Solutions”):
Aclara Power-Line Systems Inc. (“Aclara PLS”)
Aclara RF Systems Inc. (“Aclara RF”)
Aclara Software Inc.
Doble Engineering Company
Doble Lemke AG
Doble Lemke GmbH
Doble PowerTest Limited
Doble TransiNor AS
RF Shielding and Test (“Test”):
Beijing Lindgren ElectronMagnetic Technology Co., Ltd.
ETS Lindgren Engineering India Private Limited
ETS Lindgren Japan, Inc.
ETS Lindgren Limited
ETS-Lindgren L.P.
ETS-Lindgren OY
Lindgren R.F. Enclosures, Inc.
Filtration/Fluid Flow (“Filtration”):
Crissair, Inc.
PTI Technologies Inc. (“PTI”)
TekPackaging LLC
VACCO Industries (“VACCO”)
     The Aclara entities listed above are hereinafter collectively referred to as “Aclara”. The Doble entities listed above are hereinafter collectively referred to as “Doble”. All of the Test segment entities listed above are hereinafter collectively referred to as “ETS-Lindgren”.
     The above operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below, and are subsidiaries of ESCO Technologies Holding Inc., a wholly-owned direct subsidiary of ESCO. ESCO and its direct and indirect subsidiaries are hereinafter collectively referred to as the “Company”. The Company’s businesses are subject to a number of risks and uncertainties, including without limitation those discussed in Item 1A. below. See also “Management’s Discussion and Analysis” appearing in the 2010 Annual Report, which is herein incorporated by reference, and “Forward-Looking Information” below.
     Effective July 31, 2010, the Company acquired the capital stock of Crissair, Inc. for a purchase price of approximately $27 million, net of cash acquired. Crissair, Inc., headquartered in Palmdale, California, is a manufacturer of high-quality hydraulic, fuel and pneumatic system components for the aerospace industry.
     On September 3, 2010, the Company acquired the capital stock of Xtensible Solutions, Inc., headquartered in Greenwood Village, Colorado, for a purchase price of approximately $4 million in cash plus contingent consideration in the form of an earnout. Xtensible is a provider of enterprise information management and integration services to the utility industry worldwide, and operates as a part of Aclara.

PRODUCTS
     The Company’s products are described below. See Note 15 of the Notes to Consolidated Financial Statements in the 2010 Annual Report for financial information regarding segments, which Note is herein incorporated by reference.
UTILITY SOLUTIONS
     The Utility Solutions segment accounted for approximately 57%, 60% and 57% of the Company’s total revenue in fiscal years 2010, 2009 and 2008, respectively.
     Aclara PLS is a leading manufacturer of two-way power line communication systems for the electric utility industry (the “TWACS® systems”), which are composed of equipment (primarily meter modules and equipment for central stations and substations), software and support services. The TWACS® systems provide electric utilities with a proprietary communication technology for automatic meter reading, load control, interval data, outage assessment/restoration monitoring, remote service disconnect/connect, time-of-use data for critical peak pricing, tamper/theft detection and pre-paid metering. Revenue from the TWACS® systems, which may be considered a class of similar products, accounted for approximately 22%, 19% and 25% of the Company’s total revenue in fiscal years 2010, 2009 and 2008, respectively.
     Aclara RF provides, through its STAR® network, wireless radio frequency (“RF”) data communications systems to gas, water and electric utilities for advanced metering infrastructure (“AMI”) applications. The STAR® network provides accurate and timely billing, high/low consumption reporting, and non-revenue water loss detection. In November 2005, Aclara RF entered into a contract with Pacific Gas & Electric Company (“PG&E”) to provide its communications system for the gas meter portion of PG&E’s AMI project, and also gave PG&E the option to purchase Aclara RF’s fixed network systems for the electric portion of the Project. In fiscal 2010, total revenue received by the Company from PG&E for all sales was $55.9 million, representing 9.2% of the Company’s consolidated revenue. Of this amount, $53.5 million was attributable to the 2005 gas meter contract. Total revenue of $244 million from this contract had been recorded through September 30, 2010. Sales under this contract are currently nearing completion. Revenue from STAR® network products, which may be considered a class of similar products, accounted for approximately 17%, 25% and 17% of the Company’s total revenue in fiscal years 2010, 2009 and 2008, respectively.
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
     Doble provides electric utility customers with products and services intended to achieve the reliability and sustainability of electric power infrastructure. It combines three core elements for customers — diagnostic test instruments, expert consulting and testing services — and provides access to its large reserve of related knowledge. It has been operating for over 80 years, and serves over 5,500 companies in 100 countries. Revenue from Doble’s products and services, which may be considered a class of similar products and services, accounted for approximately 15%, 14% and 12% of the Company’s total revenue in fiscal years 2010, 2009 and 2008, respectively.
TEST
     The Test segment accounted for approximately 23%, 22% and 24% of the Company’s total revenue in fiscal years 2010, 2009 and 2008, respectively.
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
FILTRATION
     The Filtration segment accounted for approximately 20%, 17% and 19% of the Company’s total revenue in fiscal years 2010, 2009 and 2008, respectively.
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
     VACCO supplies flow control products, valves and premium filters to the space, defense and commercial industries for use in aircraft, satellite propulsion systems, satellite launch vehicles and other space transportation systems such as the Space Shuttle and its successor. VACCO also uses its etched disc technology to produce quiet valves and manifolds for U.S. Navy applications.
     Crissair, Inc. supplies a wide variety of custom and standard valves and other various components to the aerospace, defense and commercial industries. Platform applications include fixed and rotary wing aircraft, air transport and business jets, and defense systems.
     TekPackaging LLC produces highly engineered thermoformed products and packaging materials for medical, retail, food and electronic applications.
MARKETING AND SALES
     The Filtration and Test segments’ products, as well as Doble’s products, generally are distributed to customers through a domestic and foreign network of distributors, sales representatives and in-house salespersons. Aclara’s sales to investor-owned utilities are made directly to the utilities through its sales team. Aclara utilizes distributors and direct sales representatives to sell its systems to the electric utility cooperative and municipal markets, and to non investor-owned gas, water and combination utilities. Aclara’s software products are marketed utilizing its in-house sales force.
     The Company’s international sales accounted for approximately 23%, 18% and 21% of the Company’s total revenue in the fiscal years ended September 30, 2010, 2009 and 2008, respectively. See Note 15 of the Notes to Consolidated Financial Statements in the 2010 Annual Report for financial information regarding geographic areas, which Note is herein incorporated by reference. See also Item 1A. Risk Factors for a discussion of risks of the Company’s international operations.
     Some of the Company’s products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government, primarily related to the Filtration segment, accounted for approximately 8%, 5% and 6% of the Company’s total revenue in the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

INTELLECTUAL PROPERTY
     The Company owns or has other rights in various forms of intellectual property (i.e., patents, trademarks, service marks, copyrights, mask works, trade secrets and other items). As a major supplier of engineered products to industrial and commercial markets, the Company emphasizes developing intellectual property and protecting its rights therein. However, the scope of protection afforded by intellectual property rights, including those of the Company, is often uncertain and involves complex legal and factual issues. Some intellectual property rights, such as patents, have only a limited term. Also, there can be no assurance that third parties will not infringe or design around the Company’s intellectual property. Policing unauthorized use of intellectual property is difficult, and copyright infringement is a persistent problem for many companies, particularly in some international markets. In addition, the Company may not elect to pursue an unauthorized user due to the high costs and uncertainties associated with litigation. Further, there can be no assurance that courts will ultimately hold issued patents valid and enforceable. See Item 1A. Risk Factors.
     In the Utility Solutions segment, many of the products are based on patented or otherwise proprietary technology, including the Company’s TWACS® technology. The TWACS® systems are protected primarily by a number of patents expiring on various dates ending in 2017. Patents covering significant aspects of the TWACS® technology expired in 2010 for outbound signal reception and will expire in 2017 for inbound signal generation. The expiration of the foregoing patents is not expected to have a material effect on the Company’s operations. Other patents covering inbound and outbound signal detection expired in 2007. The Utility Solutions segment policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products and methods of operation for its businesses, as such developments are made. The Company protects the TWACS NG™ software code as a trade secret, although certain discrete features and functionality have been or may be patented. The Company holds two significant patents which cover the operation of its STAR® network communications systems. These will expire in 2015 and 2016. Doble holds an extensive library of apparatus performance information useful to Doble employees and to entities that generate, distribute or consume electric energy. Doble makes part of this library available to registered users via an Internet portal.
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
     The Company considers its patent and other intellectual property to be of significant value in each of its segments. The Utility Solutions segment owns intellectual property, including its TWACS® technology, which it deems necessary or desirable for the manufacture, use or sale of its products. No other segment is materially dependent on any single patent, group of patents or other intellectual property.
BACKLOG
     Total Company backlog at September 30, 2010 was $360.6 million, representing an increase of $61.2 million (20.4%) from the beginning of the fiscal year backlog of $299.4 million. The backlog of firm orders at September 30, 2010 and September 30, 2009, respectively, was: $153.5 million and $132.4 million for Utility Solutions; $74.3 million and $54.2 million for Test; and $132.8 million and $112.8 million for Filtration. As of September 30, 2010, it is estimated that domestic customers accounted for approximately 75% of the Company’s total firm orders, and international customers accounted for approximately 25%. Of the Company’s total backlog of orders at September 30, 2010, approximately 88% is expected to be completed in the fiscal year ending September 30, 2011.

PURCHASED COMPONENTS AND RAW MATERIALS
     The Company’s products require a wide variety of components and materials. Although the Company has multiple sources of supply for most of its materials requirements, certain components and raw materials are supplied by sole-source vendors, and the Company’s ability to perform certain contracts depends on their performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities. However, in each of the Company’s segments, there are instances of some risk of shortages of materials or components due to reliance on sole or limited sources of supply. See Item 1A. Risk Factors.
     In the Utility Solutions segment, in addition to its internal manufacturing of RF end-products, Aclara RF has contracts with three independent manufacturers which produce and supply a significant amount of such end-products, as well as contracts with several of the suppliers of the raw materials that are incorporated into such end-products. Aclara PLS has arrangements with three independent manufacturers which produce and supply substantially all of Aclara PLS’s power-line end-products. Two of these manufacturers are industry leaders with worldwide operations. Each of these manufacturers is directed by Aclara PLS to purchase certain unique raw material components from suppliers designated by Aclara PLS. Aclara PLS also has contracts with certain of the raw material suppliers, directing them to supply such raw materials to Aclara PLS’s manufacturers. The Company believes that the above-described manufacturers and suppliers will be reliable sources for Aclara’s end-products for the foreseeable future.
     The Test segment is a vertically integrated supplier of electro-magnetic (“EM”) shielding products, producing most of its critical RF components. However, this segment purchases significant quantities of raw materials such as steel, copper, nickel and wood. Accordingly, the segment is subject to price fluctuations in the worldwide raw materials markets, although ETS-Lindgren has contracts with three suppliers of certain raw materials.
     The Filtration segment purchases supplies from a wide array of vendors. In most instances, multiple vendors of raw materials are screened during a qualification process to ensure that there will not be an interruption of supply should one of them discontinue operations. Nonetheless, in some situations, there is a risk of shortages due to reliance on a limited number of suppliers or because of price fluctuations due to the nature of the raw materials. For example, aerospace-grade titanium, an important raw material for VACCO and PTI, may continue to sometimes be in short supply.
COMPETITION
     Competition in the Company’s major markets is broadly based and global in scope. The Company faces intense competition from a large number of companies for nearly all of its products. Competition can be particularly intense during periods of economic slowdown, and this has been experienced in some of the Filtration markets. Although the Company is a leading supplier in several of the markets it serves, it maintains a relatively small share of the business in many of the other markets it serves. Individual competitors range in size from annual revenues of less than $1 million to billion dollar enterprises. Because of the specialized nature of the Company’s products, its competitive position with respect to its products cannot be precisely stated. However, Aclara is believed to be a leading supplier in the fixed network segment of the AMI market. This fixed network segment comprises a substantial part of the total AMI market for utilities. Substantial efforts are required in order to maintain existing business levels. In the Company’s major served markets, competition is driven primarily by quality, technology, price and delivery performance. See Item 1A. Risk Factors.
     Primary competitors of Aclara in the utility communications market include Itron, Inc., Silver Spring Networks, Landis+Gyr, Cannon Technologies Inc., Sensus Metering Systems Inc., Trilliant Inc., Elster Electricity, L.L.C., Comverge, Inc., Neptune Technology Group, e-Meter Corporation, Oracle Corporation, APOGEE Interactive Inc., Opower, Inc., Ecologic Analytics, LLC, SmartSynch, Inc. and Tantalus Systems Corp. OMICRON Electronics Corp. USA has for some time been a primary competitor of Doble in the international market, and has recently increased competition in the North America market. OMICRON has the ability to heavily fund research and development. In addition, Megger Group Limited has recently emerged as a significant competitor to Doble.

     The Test segment is the global leader in the EM shielding market. Significant competitors in this served market include TDK RF Solutions Inc., Albatross GmbH, IMEDCO AG and Cuming Corporation.
     Primary competitors of the Filtration segment include Pall Corporation, Moog, Inc., SoFrance and Clarcor Inc.
RESEARCH AND DEVELOPMENT
     Research and development and the Company’s technological expertise are important factors in the Company’s business. Research and development programs are designed to develop technology for new products or to extend or upgrade the capability of existing products, and to enhance their commercial potential.
     The Company performs research and development at its own expense, and also engages in research and development funded by customers. For the fiscal years ended September 30, 2010, 2009 and 2008, total Company-sponsored research and development expenses were approximately $32.2 million, $32.0 million and $33.0 million, respectively. Total customer-sponsored research and development expenses were approximately $4.0 million, $2.9 million and $5.3 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. All of the foregoing expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $13.3 million, $14.4 million and $8.6 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.
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
GOVERNMENT CONTRACTS
     The Company’s contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government are primarily firm fixed-price contracts under which work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the Company. All Government prime contracts and virtually all of the Company’s subcontracts provide that they may be terminated at the convenience of the Government. Upon such termination, the Company is normally entitled to receive equitable compensation from the customer. See “Marketing and Sales” in this Item 1, and Item 1A. Risk Factors for additional information regarding Government contracts.
EMPLOYEES
     As of October 31, 2010, the Company employed approximately 2,290 persons.
FINANCING
     The Company maintains a $330 million five-year revolving credit facility with a $50 million increase option. The facility is available for direct borrowings and/or the issuance of letters of credit, and is provided by a group of sixteen banks, led by PNC Bank (successor to National City Bank) as agent, with a maturity of November 30, 2012. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The Company’s ability to access the $50 million increase option of the facility is subject to acceptance by the participating banks or other outside banks. See “Management’s Discussion and Analysis — Bank Credit Facility” in the 2010 Annual Report, and Note 9 of the Notes to Consolidated Financial Statements in the 2010 Annual Report, which information is herein incorporated by reference.
HISTORY OF THE BUSINESS
     ESCO was incorporated in Missouri in August 1990 as a wholly owned subsidiary of Emerson Electric Co. (“Emerson”) to be the indirect holding company for several Emerson subsidiaries, which were primarily in the defense business. Ownership of ESCO and its subsidiaries was distributed on October 19, 1990 by Emerson to its shareholders through a special distribution. Since that time, through a series of acquisitions and divestitures, the Company has shifted its primary focus from defense contracting to the production and supply of engineered products and systems marketed to utility, industrial, aerospace and commercial users. Effective July 10, 2000, ESCO changed its name from ESCO Electronics Corporation to ESCO Technologies Inc. In fiscal year 2008, ESCO acquired Doble Engineering Company, and sold the filtration business of Filtertek, Inc. In fiscal year 2006, ESCO acquired Aclara RF Systems Inc. (formerly Hexagram, Inc.) and Aclara Software Inc. (formerly Nexus Energy Software, Inc.) See Notes 2 and 3 of the Notes to Consolidated Financial Statements in the 2010 Annual Report, which Notes are herein incorporated by reference.
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
Item 1A. Risk Factors
     This Form 10-K, including Item 1 “Business,” Item 2 “Properties”, Item 3 “Legal Proceedings” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (incorporated by reference to “Management’s Discussion and Analysis” appearing in the 2010 Annual Report), contains “forward-looking statements” within the meaning of the safe harbor provisions of the federal securities laws. In addition to the risks and uncertainties discussed elsewhere in this Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statements.
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
A SIGNIFICANT PORTION OF THE UTILITY SOLUTIONS SEGMENT REVENUES MAY BE GENERATED BY A LIMITED NUMBER OF LARGE CONTRACTS.
     A significant portion of the Utility Solutions segment’s business may be dependent on several large contracts with customers. The loss of revenue which would result from such a customer’s selection of other suppliers, cancellations, delays, reductions, regulatory actions or the Company’s failure to perform in connection with such a contract could have a material adverse effect on the Company’s business, results of operations and financial condition. For example, if the anticipated Aclara contract for the AMI project for Southern California Gas Co. fails to materialize, the Company would suffer a significant loss of expected revenue.
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
ECONOMIC, POLITICAL AND OTHER RISKS OF THE COMPANY’S INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT BUSINESS.
     In fiscal 2010, approximately 23% of the Company’s sales were made to international customers. An economic downturn or an adverse change in the political situation in certain foreign countries in which the Company does business could cause a decline in revenues and adversely affect the Company’s financial condition. For example, the Test segment does significant business in Asia and Europe. Changes in the Asian political climate or political changes in specific Asian countries could negatively affect the Company’s business. Weakness in the European economy could have a significant adverse effect on the Company’s European revenues. For example, several Doble and ETS-Lindgren companies are based in Europe, and could be negatively impacted by weakness in the European economy.
     The Company’s international sales are also subject to other risks inherent in foreign commerce, including currency fluctuations and devaluations, the risk of war and terrorism, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and resolving disputes with foreign customers.
     The U.S. International Traffic in Arms Regulations (“ITAR”), which impose certain restrictions on the U.S. export of defense articles and services, may be viewed as too restrictive by international customers, who may develop their own domestic products or elect to procure products from other international suppliers, which are not subject to such export restrictions.
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
     For example, a substantial portion of PTI’s revenue is generated from commercial aviation aftermarket sales. As certain aircraft are retired and replaced by newer aircraft, there could be a corresponding decrease in sales associated with the Company’s current products. Such a decrease could adversely affect the Company’s operating results. In addition, if the Government cuts back the space program (for example, the Space Shuttle), VACCO’s sales of space products would be reduced, and its revenues could be adversely affected.
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

FORWARD-LOOKING INFORMATION
     Statements contained in this Form 10-K regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts and projections about the Company’s performance and the industries in which the Company operates, 2011 revenues, EBIT, adequacy of the Company’s credit facilities and future cash flows, the likelihood, size and timing of an AMI contract with SoCalGas, estimates of anticipated contract costs and revenues, anticipated future product deliveries by Aclara RF to PG&E, the timing of completion of the CFE and EMCALI AMI deployments, and the likelihood, timing and amount of any follow-on orders from CFE and EMCALI the anticipated timing of deliveries by Aclara RF to Toho and the city of Toronto, the anticipated timing of deliveries by VACCO for the U.S. Navy’s Virginia Class submarine program and the anticipated timing and value of deliveries for the U.S. Army’s T-700 valve program, the anticipated total value of TekPackaging’s five year production contract, the outcome of current litigation, claims and charges, the anticipated timing and amount of lost deferred tax assets, continued reinvestment of foreign earnings, the timing, total value and period of performance of contracts awarded to the Company, the accuracy of the Company’s estimates utilized in software revenue recognition, the accuracy of the Company’s estimates utilized to project costs at completion in the Test segment and Filtration segment, income tax liabilities, the effective tax rate, the amount, timing and ability to use net research tax credits, the timing and amount of the reduction of unrecognized tax benefits, repayment of debt within the next twelve months, the recognition of costs related to share-based compensation arrangements, future costs relating to environmental matters, share repurchases, investments, sustained performance improvement, performance improvement initiatives, growth opportunities, new product development, the Company’s ability to increase shareholder value, acquisitions, and the beliefs and assumptions of Management contained in the letter “To Our Shareholders”, and “Management’s Discussion and Analysis” in the 2010 Annual Report, and other statements contained herein which are not strictly historical are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that such statements are only predictions, speak only as of the date of this report, and the Company undertakes no duty to update. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment including, but not limited to those described herein under “Item 1A. Risk Factors” and the following: the success of negotiations and the ultimate terms and timing of any contract with SoCalGas; changes in requirements or financial constraints impacting SoCalGas; the receipt of necessary regulatory approvals pertaining to SoCalGas’ project; the timing and content of future customer orders; termination for convenience of customer contracts; timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal operating plans.
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     The Company’s principal buildings contain approximately 1,121,458 square feet of floor space. Approximately 682,900 square feet are owned by the Company and approximately 438,558 square feet are leased. See Note 7 of the Notes to Consolidated Financial Statements in the 2010 Annual Report, which information is herein incorporated by reference. The principal plants and offices are as follows:

			Lease Expiration	Principal Use
Location	Size (Sq. Ft.)	Owned/Leased	Date	(Operating Segment)
Oxnard, CA	127,400	Owned		Management,
				Engineering and
				Manufacturing
				(Filtration)
Cedar Park, TX	118,000	Owned		Management,
				Engineering and
				Manufacturing
				(Test)
Cleveland, OH	111,258	Leased	9-1-2019	Management,
			(two 5-year renewal	Engineering and
			options)	Manufacturing
				(Utility Solutions)
South El Monte, CA	100,100	Owned		Management,
				Engineering and
				Manufacturing
				(Filtration)
Durant, OK	100,000	Owned		Manufacturing (Test)
Huntley, IL	85,000	Owned		Management and
				Manufacturing
				(Filtration)
Watertown, MA	78,500	Owned		Management,
				Engineering and
				Manufacturing
				(Utility Solutions)
St. Louis, MO	71,600	Leased	3-31-2013	Management and
			(one 5-year renewal	Engineering
			option)	(Utility Solutions)
Glendale Heights, IL	59,400	Leased	3-31-2015	Management,
			(one 5-year	Engineering and
			renewal option)	Manufacturing
				(Test)
Beijing, China	50,600	Leased	December, 2011	Manufacturing (Test)
Eura, Finland	40,900	Owned		Management,
				Engineering and
				Manufacturing
				(Test)
Palmdale, CA	39,100	Leased	7-31-2015	Management,
			(five 1-year	Engineering and
			renewal options)	Manufacturing
				(Filtration)
St. Louis, MO	33,000	Owned		Management and
				Engineering
				(Utility Solutions)
Minocqua, WI	30,200	Leased	3-31-2013	Engineering and
			(two 3-year renewal	Manufacturing
			options)	(Test)
St. Louis, MO	20,500	Leased	8-31-2015	ESCO Headquarters
			(one 5-year renewal
			option)
Wellesley, MA	18,500	Leased	9-30-2012	Management and
				Engineering
				(Utility Solutions)
Morrisville, NC	16,700	Leased	3-31-2014	Management (Utility
			(one 3-year renewal	Solutions)
			option)
Stevenage, England	12,200	Leased	8-11-2017	Management,
			(option to	Engineering and
			terminate in 2012)	Manufacturing
				(Test)
Kesselsdorf, Germany	8,500	Leased	5-31-2012	Management,
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
Item 4. (Removed and Reserved)
Executive Officers of the Registrant
     The following sets forth certain information as of November 24, 2010 with respect to ESCO’s executive officers. These officers have been elected to terms which expire at the first meeting of the Board of Directors after the next annual meeting of Stockholders.

Name	Age	Position(s)

Victor L. Richey, Jr.*	53	Chairman, President and Chief Executive Officer

Gary E. Muenster	50	Executive Vice President and Chief Financial Officer

Alyson S. Barclay	51	Senior Vice President, Secretary and General Counsel

*	Also Chairman of the Executive Committee of the Board of Directors.
     There are no family relationships among any of the executive officers and directors.
     Since April 2003, Mr. Richey has been Chairman and Chief Executive Officer of ESCO. Since October 2006, he has also been President.
     Mr. Muenster was Senior Vice President and Chief Financial Officer of ESCO from November 2005 until February 2008. Since the latter date, he has been Executive Vice President and Chief Financial Officer.
     Ms. Barclay was Vice President, Secretary and General Counsel of ESCO from October 1999 until November 2008. Since the latter date, she has been Senior Vice President, Secretary and General Counsel.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information required by this item is incorporated herein by reference to Notes 10 and 11 of the Notes to Consolidated Financial Statements, “Common Stock Market Price” and “Shareholders’ Summary—Capital Stock Information” appearing in the 2010 Annual Report. As of November 10, 2010, there were approximately 2,360 record holders of Common Stock (including Company employees holding shares under the Employee Stock Purchase Plan). No cash dividends on ESCO’s common stock were paid for fiscal years 2008 or 2009. However, the Board of Directors, on November 12, 2009, adopted a resolution to initiate quarterly cash dividends payable at an annual rate of $0.32 per share on the common stock. The first quarterly dividend of $0.08 per share was paid on January 19, 2010 to stockholders of record as of January 4, 2010. Like quarterly dividends have been, and will be, paid each quarter thereafter until such time as the Board of Directors may terminate or amend the dividend declaration.
ISSUER PURCHASES OF EQUITY SECURITIES*:

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
July 1-31, 2010	0	N.A.	0	$30 Million
August 1-31, 2010	0	N.A.	0	$30 Million
Sep. 1-30, 2010	0	N.A.	0	$30 Million
Total	0	N.A.	0	$30 Million

*	In July 2010, the Board of Directors authorized a new common stock repurchase program (the “2010 Program”) for a maximum total value of $30 million. The 2010 Program will expire September 30, 2012. The pre-existing stock repurchase program, having a maximum total value of $30 million, was superseded and cancelled by the 2010 Program. There currently is no repurchase program which the Company has determined to terminate prior to the program’s expiration, or under which the Company does not intend to make further purchases.
Item 6. Selected Financial Data
     The information required by this item is incorporated herein by reference to “Five-Year Financial Summary” and Notes 2 and 3 of the Notes to Consolidated Financial Statements appearing in the 2010 Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis” appearing in the 2010 Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is incorporated herein by reference to “Market Risk Analysis” and “Quantitative And Qualitative Disclosures About Market Risk” in “Management’s Discussion and Analysis” appearing in the 2010 Annual Report.
Item 8. Financial Statements and Supplementary Data
     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company on pages 21 through 42 and the report thereon of KPMG LLP, an independent registered public accounting firm, appearing on page 45 of the 2010 Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not Applicable.
Item 9A. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Management’s Report on Internal Control Over Financial Reporting and the attestation report thereon of KPMG LLP are incorporated herein by reference to pages 44 and 45, respectively, in the 2010 Annual Report.
     There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information regarding nominees and directors appearing under “Nominees and Continuing Directors” in the 2011 Proxy Statement is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this Form 10-K. Information regarding the Audit and Finance Committee and its members appearing under “Board of Directors and Committees” and under the separate section “Committees” in the 2011 Proxy Statement is hereby incorporated by reference.
     Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement is hereby incorporated by reference.
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
Item 11. Executive Compensation
     Information appearing under “Board of Directors and Committees,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2011 Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information regarding beneficial ownership of shares of common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent stockholders appearing under “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2011 Proxy Statement is hereby incorporated by reference.
Equity Compensation Plan Information:
     The following table summarizes certain information regarding Common Shares that may be issued by the Company pursuant to its equity compensation plans existing as of September 30, 2010.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights(1)	warrants and rights	column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	1,066,107(3)	$35.15(4)	1,585,918(5)(6)

Equity compensation plans not approved by security holders	0	N/A	178,718(7)

Total	1,066,107	$35.15	1,764,636

(1)	Number of Common Shares is subject to adjustment for any future changes in capitalization for stock splits, stock dividends and similar events.

(2)	Consists of the Company’s 1994 and 1999 Stock Option Plans, the 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan. Each of the above-cited Plans has been amended without Stockholder approval in accordance with its terms, as follows: the Company’s 1994 and 1999 Stock Option Plans have been amended to provide for tax withholding, to provide for adjustment upon a special distribution and in certain other respects; the 1994 and 1999 Stock Option Plans have been amended to reflect the change of the Company’s name and the elimination of the Company’s common stock trust receipts; the 1994 Stock Option Plan was amended to authorize the Human Resources and Compensation Committee (the “Committee”), in its discretion, to: (i) permit an optionee who terminates employment with the approval of the Company to exercise a vested stock option at any time within three months after termination, but before ten years from the date of grant, and (ii) direct that an option award agreement may permit an optionee who terminates employment on account of retirement on or after age 60 to exercise a vested stock option up to one year after retirement, but before ten years from the date of grant; the 1994 and 1999 Stock Option Plans and the 2001 Stock Incentive Plan were amended to authorize the Committee to delegate to any employee the power to extend a stock option beyond termination of employment for persons who are not “officers” as defined in Rule 16a-1 under the Exchange Act; the 1994 and 1999 Stock Option Plans and the 2001 Stock Incentive Plan have been amended to authorize the Committee to delegate to the Chief Executive Officer the power to grant stock options to persons who are not such “officers”, with the limitation of 10,000 shares per award and 100,000 shares awarded in the aggregate in any fiscal year; the 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan were amended with respect to Performance Share distributions to: (i) eliminate the participant’s option to pay cash for tax withholding and receive all shares due, and (ii) eliminate the participant’s option to defer the distribution; the 2004 Incentive Compensation Plan was amended with respect to Performance Share distributions to eliminate the Committee’s discretion to determine the percentage of the distribution to be made in shares or to be withheld for tax payments; the 1999 Stock Option Plan, the 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan were amended in accordance with Section 409A of the Internal Revenue Code of 1986, as amended, to eliminate the Committee’s discretion to grant to stock option holders additional alternative stock appreciation rights covering additional shares, under certain circumstances; and in the case of the 2004 Plan, to restrict the payment of dividend equivalents to participants in restricted stock awards to the time when the shares to which the dividend equivalents apply are delivered to the participant; the 1999 Stock Option Plan, the 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plans were amended to remove the restriction that stock issued pursuant to options must be held for investment purposes only; and the 2001 Stock Incentive Plan was amended to limit the maximum period of time for an option extension to the original option term.

(3)	Includes 304,176 Common Shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the Company’s 2001 Stock Incentive Plan.

(4)	Does not include 304,176 Common Shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the 2001 Stock Incentive Plan, for which there are no exercise prices.

(5)	Comprises 36,856 Common Shares under the 2001 Stock Incentive Plan and 1,549,062 Common Shares under the 2004 Incentive Compensation Plan.

(6)	Does not include shares that may be purchased on the open market pursuant to the Company’s Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants may elect to have up to 10% of their current salary or wages withheld and contributed to one or more independent trustees for the purchase of Common Shares. At the discretion of an officer of the Company, the Company or a domestic subsidiary or division may contribute cash in an amount not to exceed 20% of the amounts contributed by participants. The total number of Common Shares purchased with the Company’s matching contributions, however, may not exceed 200,000. As of September 30, 2010, 74,437 shares had been purchased with the Company’s matching funds.

(7)	Represents Common Shares issuable pursuant to the Compensation Plan for Non-Employee Directors (the “Compensation Plan”), which provides for each director to be paid (in addition to other fees) an annual retainer fee payable partially in cash and partially in Common Shares. Periodically, the Committee determines the amount of the retainer fee and the allocation of the fee between cash and Common Shares. The maximum number of Common Shares available for distribution under the Compensation Plan is 400,000 shares. The stock portion of the retainer fee is distributable in quarterly installments. Directors may elect to defer receipt of all of their cash compensation and/or all of the stock portion of the retainer fee. The deferred amounts are credited to the director’s deferred compensation account in stock equivalents. Deferred amounts are distributed in Common Shares or cash at such future dates as specified by the director unless distribution is accelerated in certain circumstances, including a change in control of the Company. The stock portion which has been deferred may only be distributed in Common Shares.
Item 13. Certain Relationships and Related Transactions and Director Independence
     Information regarding the Company’s directors, nominees for directors and members of the committees of the board of directors, and their status of independence appearing under “Board of Directors and Committees” in the 2011 Proxy Statement is hereby incorporated by reference.
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
Item 14. Principal Accounting Fees and Services
     Information regarding the Company’s independent registered public accounting firm, its fees and services, and the Company’s Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services appearing under “Independent Registered Public Accounting Firm Services And Fees” in the 2011 Proxy Statement is hereby incorporated by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) Documents filed as a part of this report:
1.	The Consolidated Financial Statements of the Company on pages 21 through 42 and the Report of Independent Registered Public Accounting Firm thereon of KPMG LLP appearing on page 45 of the 2010 Annual Report.

2.	Financial statement schedules have been omitted because the subject matter is disclosed elsewhere in the financial statements and notes thereto, not required or not applicable, or the amounts are not sufficient to require submission.

3.	Exhibits:

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

3.1	Restated Articles of Incorporation	Incorporated by Reference, Exhibit 3(a)[1]

3.2	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by Reference, Exhibit 4(e)[2]

3.3	Articles of Merger effective July 10, 2000	Incorporated by Reference, Exhibit 3(c)[3]

3.4	Bylaws, as amended and restated	Incorporated by Reference, Exhibit 3.4[4]

3.5	Amendment to Bylaws effective February 2, 2007	Incorporated by Reference, Exhibit 3.5[30]

3.6	Amendment to Bylaws effective November 9, 2007	Incorporated by Reference, Exhibit 3.1[23]

4.1	Specimen revised Common Stock Certificate	Incorporated by Reference, Exhibit 4.1[34]

4.2	Credit Agreement dated as of November 30, 2007 among the Registrant, National City Bank and the lenders from time to time parties thereto.	Incorporated by Reference, Exhibit 4.1[31]

4.3	Amendment No. 1 to the Agreement listed at 4.2 above, with retroactive effect to November 12, 2009 among the Registrant, the lenders from time to time parties thereto, and PNC Bank, National Association (successor to National City Bank)	Incorporated by Reference, Exhibit 4.1[32]

10.1	Form of Indemnification Agreement with each of ESCO’s directors	Incorporated by Reference, Exhibit 10(k)[7]

10.2	Supplemental Executive Retirement Plan as amended and restated as of August 2, 1993*	Incorporated by Reference, Exhibit 10(n)[8]

10.3	Second Amendment to Supplemental Executive Retirement Plan effective May 1, 2001*	Incorporated by Reference, Exhibit 10.4[9]

10.4	Directors’ Extended Compensation Plan*	Incorporated by Reference, Exhibit 10(o)[8]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote
10.5	First Amendment to Directors’ Extended Compensation Plan effective January 1, 2000*	Incorporated by Reference, Exhibit 10.11[10]

10.6	Second Amendment to Directors’ Extended Compensation Plan effective April 1, 2001*	Incorporated by Reference, Exhibit 10.7[9]

10.7	1994 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.1[11]

10.8	Amendment to 1994 Stock Option Plan effective July 18, 2002*	Incorporated by Reference, Exhibit 10(b)[12]

10.9	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.15[10]

10.10	Severance Plan adopted as of August 10, 1995 (as restated February 5, 2002)*	Incorporated by Reference, Exhibit 10[13]

10.11	Amendment to 1994 Stock Option Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.12[4]

10.12	1999 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.2[11]

10.13	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.3[11]

10.14	Amendment to 1999 Stock Option Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.15[4]

10.15	Employment Agreement with Executive Officer*[14]	Incorporated by Reference, Exhibit 10(bb)[1]

10.16	Amendment to Employment Agreement with Executive Officer*[15]	Incorporated by Reference, Exhibit 10.18[9]

10.17	Executive Stock Purchase Plan*	Incorporated by Reference, Exhibit 10.24[10]

10.18	Compensation Plan For Non-Employee Directors*	Incorporated by Reference, Exhibit 10.22[9]

10.19	2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit B[16]

10.20	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.24[17]

10.21	Form of Non-qualified Stock Option Agreement*	Incorporated by Reference, Exhibit 10.25[17]

10.22	Form of Notice of Award—Performance— Accelerated Restricted Stock*	Incorporated by Reference, Exhibit 10.26[17]

10.23	Form of Supplemental Executive Retirement Plan Agreement*	Incorporated by Reference, Exhibit 10.28[17]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote
10.24	Amendment to 2001 Stock Incentive Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.29[4]

10.25	Sixth Amendment and Restatement of Employee Stock Purchase Plan effective as of October 15, 2003*	Incorporated by Reference, Appendix C[18]

10.26	Second Amendment to Employment Agreement with V.L. Richey, Jr. *	Incorporated by Reference, Exhibit 10.1[19]

10.27	Second Amendment to Employment Agreement with G.E. Muenster (identical document with A.S. Barclay)*	Incorporated by Reference, Exhibit 10.2[19]

10.28	2004 Incentive Compensation Plan*	Incorporated by Reference, Appendix B[18]

10.29	Fourth Amendment to Employment Agreement with A.S. Barclay*	Incorporated by Reference, Exhibit 10.1[21]

10.30	Performance Compensation Plan Amended and Restated as of November 25, 2002*	Incorporated by Reference, Exhibit 10.2[20]

10.31	Fourth Amendment to Incentive Compensation Plan for Executive Officers*

10.32	Eighth Amendment to Performance Compensation Plan*

10.33	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.6[20]

10.34	Form of Non-qualified Stock Option Agreement under 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.7[20]

10.35	Form of Incentive Stock Option Agreement under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.8[20]

10.36	Form of Non-qualified Stock Option Agreement under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.9[20]

10.37	Second Amendment to 2001 Stock Incentive Plan effective August 3, 2006*	Incorporated by Reference, Exhibit 10.39[22]

10.38	First Amendment to 2004 Incentive Compensation Plan effective August 3, 2006*	Incorporated by Reference, Exhibit 10.40[22]

10.39	Employment Agreement with C.J. Kretschmer effective October 1, 2006*	Incorporated by Reference, Exhibit 10.41[22]

10.40	Form of Exhibits (“Non-Compete” and “Change of Control”) to Option Agreements listed as 10.33 and 10.34, above*	Incorporated by Reference, Exhibit 10.42[24]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote
10.41	Third Amendment to Directors’ Extended Compensation Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.43[24]

10.42	Second Amendment to 2004 Incentive Compensation Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.44[24]

10.43	Third Amendment to 2001 Stock Incentive Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.45[24]

10.44	First Amendment to Incentive Compensation Plan for Executive Officers effective October 3, 2007*	Incorporated by Reference, Exhibit 10.46[24]

10.45	Amendment to 1999 Stock Option Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.47[24]

10.46	Amendment to Severance Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.48[24]

10.47	Amendment to Performance Compensation Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.49[24]

10.48	Amendment to Compensation Plan for Non-Employee Directors effective October 3, 2007*	Incorporated by Reference, Exhibit 10.50[24]

10.49	Form of Notice of Award (2009) — Performance Accelerated Restricted Stock under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.51[29]

10.50	Third Amendment to Employment Agreement with V.L. Richey, Jr. *[25]	Incorporated by Reference, Exhibit 10.1[26]

10.51	Fourth Amendment to Employment Agreement with G.E. Muenster*	Incorporated by Reference, Exhibit 10.1[27]

10.52	Third Amendment to 2004 Incentive Compensation Plan effective October 1, 2007*	Incorporated by Reference, Appendix A[28]

10.53	Fourth Amendment to 2001 Stock Incentive Plan effective October 1, 2007*	Incorporated by Reference, Appendix B[28]

10.54	Amendment to 1999 Stock Option Plan effective October 3, 2007*	Incorporated by Reference, Appendix C[28]

10.55	Second Amendment to Incentive Compensation Plan for Executive Officers effective November 12, 2009*	Incorporated by Reference, Exhibit 10.55[6]

10.56	Board Committee Resolutions Regarding Interpretation of 1999, 2001 and 2004 Compensation Plans*	Incorporated by Reference, Exhibit 10.1[5]

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote
10.57	Fifth Amendment to 1999 Stock Option Plan *	Incorporated by Reference, Exhibit 10.2[5]

10.58	Fifth Amendment to 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.3[5]

10.59	Fourth amendment to 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.4[5]

10.60	Sixth Amendment to 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.5[5]

10.61	Compensation Recovery Policy*	Incorporated by Reference, Exhibit 10.6[5]

10.62	Form of Notice of Award —Performance-Accelerated Restricted Stock under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.7[5]

10.63	Form of Exhibits (“Non-Compete”, “Compensation Recovery Policy” and “Clawback”) to Incentive Stock Option Agreements and Non-qualified Stock Option Agreements under 2001 Stock Incentive Plan and 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.8[5]

10.64	Seventh Amendment to Performance Compensation Plan*	Incorporated by Reference, Exhibit 10.9[5]

10.65	Third Amendment to Incentive Compensation Plan for Executive Officers*	Incorporated by Reference, Exhibit 10.10[5]

13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2010:

• Management’s Discussion and Analysis (pgs. 10-20)

• Consolidated Financial Statements (pgs. 21-42)

• Management’s Report on Internal Control over Financial Reporting (p. 44)

• Report of Independent Registered Public Accounting Firm (p. 45)

• Five-year Financial Summary (p. 46)

• Common Stock Market Price (p. 46)

• Shareholders’ Summary—Capital Stock Information (p. 48)

Filed Herewith or Incorporated by
Exhibit		Reference to Document Indicated By
Number	Description	Footnote

21	Subsidiaries of ESCO

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document	Incorporated by Reference, Exhibit 101.INS[33]

101.SCH	XBRL Schema Document	Incorporated by Reference, Exhibit 101.SCH[33]

101.CAL	XBRL Calculation Linkbase Document	Incorporated by Reference, Exhibit 101.CAL[33]

101.LAB	XBRL Label Linkbase Document	Incorporated by Reference, Exhibit 101.LAB[33]

101.PRE	XBRL Presentation Linkbase Document	Incorporated by Reference, Exhibit 101.PRE[33]

101.DEF	XBRL Definition Linkbase Document	Incorporated by Reference, Exhibit 101.DEF[33]
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

[1]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1999, at the Exhibit indicated.

[2]	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2000, at the Exhibit indicated.

[3]	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2000, at the Exhibit indicated.

[4]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2003, at the Exhibit indicated.

[5]	Incorporated by reference to Current Report on Form 8-K dated February 10, 2010, at the Exhibit indicated.

[6]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2009, at the Exhibit indicated.

[7]	Incorporated by reference to Form l0-K for the fiscal year ended September 30, 1991, at the Exhibit indicated.

[8]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993, at the Exhibit indicated.

[9]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2001, at the Exhibit indicated.

[10]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2000, at the Exhibit indicated.

[11]	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2000, at the Exhibit indicated.

[12]	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2002, at the Exhibit indicated.

[13]	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2002, at the Exhibit indicated.

[14]	Identical Employment Agreements between ESCO and executive officers A.S. Barclay, G.E. Muenster and V.L. Richey, Jr., except that in the cases of Ms. Barclay and Mr. Muenster the minimum annual salary is $94,000 and $108,000, respectively.

[15]	Identical Amendments to Employment Agreements between ESCO and executive officers A.S. Barclay, G.E. Muenster and V.L. Richey, Jr.

[16]	Incorporated by reference to Notice of Annual Meeting of the Stockholders and Proxy Statement dated December 11, 2000, at the Exhibit indicated.

[17]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2002, at the Exhibit indicated.

[18]	Incorporated by reference to Notice of Annual Meeting of the Stockholders and Proxy Statement dated December 29, 2003, at the Appendix indicated.

[19]	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2004, at the Exhibit indicated.

[20]	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2004, at the Exhibit indicated.

[21]	Incorporated by reference to Current Report on Form 8-K dated August 3, 2010, at the Exhibit indicated.

[22]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2006, at the Exhibit indicated.

[23]	Incorporated by reference to Current Report on Form 8-K dated November 12, 2007, at the Exhibit indicated.

[24]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2007, at the Exhibit indicated.

[25]	Identical Amendments to Employment Agreements between ESCO and executive officers G.E. Muenster and A.S. Barclay, except that (i) the termination amounts payable under Paragraph 9.a(1) are equal to base salary for 12 months, and (ii) under Paragraph 9.a(1)(B), such termination amounts may be paid in biweekly installments equal to 1/26th of such amounts.

[26]	Incorporated by reference to Current Report on Form 8-K dated December 31, 2007, at the Exhibit indicated.

[27]	Incorporated by reference to Current Report on Form 8-K dated February 6, 2008, at the Exhibit indicated.

[28]	Incorporated by reference to Notice of Annual Meeting of the Stockholders and Proxy Statement dated December 20, 2007, at the Appendix indicated.

[29]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2008, at the Exhibit indicated.

[30]	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2006, at the Exhibit indicated.

[31]	Incorporated by reference to Current Report on Form 8-K dated November 30, 2007, at the Exhibit indicated.

[32]	Incorporated by reference to Current Report on Form 8-K dated January 12, 2010, at the Exhibit indicated.

[33]	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2010, at the Exhibit indicated.

[34]	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2010, at the Exhibit indicated.

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this Part IV.

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

ESCO TECHNOLOGIES INC.
Date: November 29, 2010	By	/s/ V.L. Richey, Jr.
V.L. Richey, Jr.
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 29, 2010, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ V.L. Richey, Jr. V.L. Richey, Jr.	Chairman, President, Chief Executive Officer and Director

/s/ G.E. Muenster G.E. Muenster	Executive Vice President and Chief Financial Officer, Principal Accounting Officer

/s/ J.M. McConnell J.M. McConnell	Director

/s/ L.W. Solley L.W. Solley	Director

/s/ J.M. Stolze J.M. Stolze	Director

/s/ D.C. Trauscht D.C. Trauscht	Director

/s/ J.D. Woods J.D. Woods	Director

INDEX TO EXHIBITS
Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

10.31	Fourth Amendment to Incentive Compensation Plan for Executive Officers

10.32	Eighth Amendment to Performance Compensation Plan

13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2010:

• Management’s Discussion and Analysis (pgs. 10-20)

• Consolidated Financial Statements (pgs. 21-42)

• Management’s Report on Internal Control over Financial Reporting (p. 44)

• Report of Independent Registered Public Accounting Firm (p. 45)

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