Form 10-Q
period 2010-12-31
ESCO TECHNOLOGIES INC
filed 2011-02-08
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)
9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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
Large accelerated filer   X                                                Accelerated filer   ____
Non-accelerated filer  ____                                                Smaller reporting company ____
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class                                                      Outstanding at January 31, 2011
Common stock, $.01 par value per share                               26,561,721 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

Three Months Ended December 31,

	2010	2009

Net sales	$159,936	112,705
Costs and expenses:
Cost of sales	97,483	67,436
Selling, general and administrative expenses	43,645	39,208
Amortization of intangible assets	2,853	2,884
Interest expense, net	774	1,482
Other (income) expenses, net	(618)	1,023
Total costs and expenses	144,137	112,033

Earnings before income taxes	15,799	672
Income tax expense	4,986	236
Net earnings	$10,813	436

Earnings per share:
Basic – Net earnings	$0.41	0.02

Diluted – Net earnings	$0.40	0.02

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2010	September 30, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$29,848	26,508
Accounts receivable, net	131,664	141,098
Costs and estimated earnings on long-term contracts, less progress billings of $12,996 and $12,189, respectively	8,070	12,743
Inventories	88,382	83,034
Current portion of deferred tax assets	15,655	15,809
Other current assets	12,482	17,169
Total current assets	286,101	296,361

Property, plant and equipment, net	72,457	72,563
Goodwill	355,717	355,656
Intangible assets, net	229,402	229,736
Other assets	18,943	19,975
Total assets	$962,620	974,291

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$51,533	50,000
Accounts payable	39,406	59,088
Advance payments on long-term contracts, less costs incurred of $31,694 and $19,547, respectively	19,829	5,729
Accrued salaries	16,652	23,762
Current portion of deferred revenue	26,758	21,907
Accrued other expenses	24,156	26,494
Total current liabilities	178,334	186,980
Pension obligations	26,835	29,980
Deferred tax liabilities	79,900	79,388
Other liabilities	18,445	17,961
Long-term debt, less current portion	94,000	104,000
Total liabilities	397,514	418,309
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	-	-
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 29,889,147 and 29,839,343 shares, respectively	299	298
Additional paid-in capital	271,581	270,943
Retained earnings	367,965	359,274
Accumulated other comprehensive loss, net of tax	(15,064)	(14,793)
	624,781	615,722
Less treasury stock, at cost: 3,334,986 and 3,338,986 common shares, respectively	(59,675)	(59,740)
Total shareholders' equity	565,106	555,982
Total liabilities and shareholders’ equity	$962,620	974,291

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
Three Months Ended December 31,

	2010	2009
Cash flows from operating activities:
Net earnings	$10,813	436
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,537	5,564
Stock compensation expense	1,232	1,031
Changes in current assets and liabilities	(1,262)	(958)
Effect of deferred taxes	666	(1,218)
Change in deferred revenue and costs, net Pension contributions	4,427	598
	(3,400)	(68)
Other	1,127	(183)
Net cash provided by operating activities	19,140	5,202
Cash flows from investing activities:
Additions to capitalized software	(2,668)	(1,381)
Capital expenditures	(2,661)	(3,715)
Net cash used by investing activities	(5,329)	(5,096)
Cash flows from financing activities:
Proceeds from long-term debt	9,533	-
Principal payments on long-term debt	(18,000)	(10,044)
Dividends paid	(2,122)	-
Other	462	880
Net cash used by financing activities	(10,127)	(9,164)
Effect of exchange rate changes on cash and cash equivalents	(344)	(219)
Net increase (decrease) in cash and cash equivalents	3,340	(9,277)
Cash and cash equivalents, beginning of period	26,508	44,630
Cash and cash equivalents, end of period	$29,848	35,353

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

The Company’s business is typically not impacted by seasonality; however, the results for the three-month period ended December 31, 2010 are not necessarily indicative of the results for the entire 2011 fiscal year.  References to the first quarters of 2011 and 2010 represent the fiscal quarters ended December 31, 2010 and 2009, respectively.

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

	Three Months Ended December 31,

	2010	2009
Weighted Average Shares Outstanding - Basic	26,540	26,423
Dilutive Options and Restricted Shares	276	286
Adjusted Shares - Diluted	26,816	26,709

Options to purchase 437,264 shares of common stock at prices ranging from $35.69 - $54.88 and options to purchase 578,544 shares of common stock at prices ranging from $35.69 - $54.88 were outstanding during the three-month periods ended December 31, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014. Approximately 238,000 and 241,000 restricted shares were excluded from the computation of diluted EPS for the three-month period ended December 31, 2010 and 2009, respectively, based upon the application of the treasury stock method.

3.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Stock Option Plans
The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of the Company’s stock calculated over the expected term of the option.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.  The expected dividend yield is based on historical dividend rates.  There were no stock option grants during the first quarter of fiscal 2011.  Pretax compensation expense related to the stock option awards was $0.1 million and $0.1 million for the three-month periods ended December 31, 2010 and 2009, respectively.

Information regarding stock options awarded under the option plans is as follows:

	Shares	Weighted Avg. Price	Aggregate Intrinsic Value (in millions)	Weighted Avg. Remaining Contractual Life

Outstanding at October 1, 2010	761,931	$35.15
Granted	-	-
Exercised	(17,376)	$12.71	$0.4
Cancelled	(177,715)	$42.98
Outstanding at December 31, 2010	566,840	$33.38	$4.7	1.4 years

Exercisable at December 31, 2010	526,608	$33.08	$4.7

Performance-accelerated Restricted Share Awards
Pretax compensation expense related to the restricted share awards was $1.0 million and $0.8 million for the three -month periods ended December 31, 2010 and 2009, respectively.

The following summary presents information regarding outstanding restricted share awards as of December 31, 2010 and changes during the three-month period then ended:

	Shares	Weighted Avg. Price

Nonvested at October 1, 2010	304,176	$38.95
Granted	103,457	$32.86
Nonvested at December 31, 2010	407,633	$37.40

Non-Employee Directors Plan
Pretax compensation expense related to the non-employee director grants was $0.1 million and $0.2 million for the three -month periods ended December 31, 2010 and 2009, respectively.

The total share-based compensation cost that has been recognized in results of operations and included within selling, general and administrative expenses (SG&A) was $1.2 million and $1.0 million for the three-month periods ended December 31, 2010 and 2009, respectively.  The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million and $0.4 million for the three-month periods ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, there was $9.1 million of total unrecognized compensation cost related to share-based compensation arrangements.  That cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

4.    INVENTORIES

Inventories consist of the following:
(In thousands)	December 31, 2010	September 30, 2010

Finished goods	$33,069	29,902
Work in process, including long-term contracts	19,324	18,743
Raw materials	35,989	34,389
Total inventories	$88,382	83,034

5.      COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended December 31, 2010 and 2009 was $10.6 million and $0.7 million, respectively.  For the three-month period ended December 31, 2010, the Company’s comprehensive income was negatively impacted by foreign currency translation adjustments of $0.3 million and favorably impacted by interest rate swap gains of $0.1 million.  For the three-month period ended December 31, 2009, the Company’s comprehensive income was negatively impacted by foreign currency translation adjustments of $0.2 million and favorably impacted by interest rate swaps of $0.5 million.

6.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company has three reporting segments: Utility Solutions Group (USG), RF Shielding and Test (Test) and Filtration/Fluid Flow (Filtration).  The USG segment’s operations consist of:  Aclara Power-Line Systems Inc. (Aclara PLS), Aclara RF Systems Inc. (Aclara RF), Aclara Software Inc., and Doble Engineering Company (Doble). The Aclara Group is a proven supplier of special purpose fixed-network communications systems for electric, gas and water utilities, including hardware and software to support advanced metering applications.  Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment.  Test segment operations represent the EMC Group, consisting primarily of ETS-Lindgren L.P. (ETS) and Lindgren R.F. Enclosures, Inc. (Lindgren).  The EMC Group is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy.  The Filtration segment’s operations consist of: PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair) and TekPackaging LLC (TekPackaging).  The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned and unmanned aircraft.

Management evaluates and measures the performance of its operating segments based on “Net Sales” and “EBIT”, which are detailed in the table below.  EBIT is defined as earnings from continuing operations before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.

(In thousands)	Three Months ended December 31,

NET SALES	2010	2009
USG	$92,189	61,224
Test	32,004	26,986
Filtration	35,743	24,495
Consolidated totals	$159,936	112,705
EBIT
USG	$15,355	4,570
Test	1,909	700
Filtration	5,475	2,358
Corporate (loss)	(6,166)	(5,474)
Consolidated EBIT	16,573	2,154
Less: Interest expense	(774)	(1,482)
Earnings before income taxes	$15,799	672

7.      DEBT

The Company’s debt is summarized as follows:
(In thousands)	December 31, 2010	September 30, 2010
Revolving credit facility, including current portion	$145,533	154,000
Short-term borrowings and current portion of long-term debt	(51,533)	(50,000)
Total long-term debt, less current portion	$94,000	104,000

At December 31, 2010, the Company had approximately $171.5 million available to borrow under the credit facility, and a $50 million increase option, in addition to $29.8 million cash on hand.  At December 31, 2010, the Company had $144 million of outstanding borrowings under the credit facility and outstanding letters of credit of $14.4 million.  The Company classified $50 million as the current portion of long-term debt as of December 31, 2010, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.   The Company also had $1.5 million of short-term borrowings outstanding at December 31, 2010.  The Company’s ability to access the additional $50 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

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

8.      INCOME TAX EXPENSE

The first quarter 2011 effective income tax rate was 31.6% compared to 35.1% in the first quarter of 2010.  On December 17, 2010, the President of the United States signed into law the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 which reinstated the research tax credit retroactive to January 1, 2010.  The net research credit recorded favorably impacted the first quarter 2011 income tax expense by $0.4 million, reducing the 2011 first quarter effective income tax rate by 2.8%.  The Company estimates the annual effective income tax rate for fiscal 2011 will be approximately 36%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended December 31, 2010.  The Company anticipates a $0.5 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

9.      RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three-month periods ended December 31, 2010 and 2009 is shown in the following table.  Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended December 31,
(In thousands)	2010	2009
Defined benefit plans
Interest cost	$928	976
Expected return on assets	(1,032)	(1,035)
Amortization of:
Prior service cost	3	3
Actuarial loss	356	226
Net periodic benefit cost	$255	170

10.      DERIVATIVE FINANCIAL INSTRUMENTS

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks.  During the second quarter of 2009, the Company entered into two $40 million one-year forward interest rate swaps effective October 5, 2009 to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt.  These interest rate swaps matured in October 2010.  During the third quarter of 2010, the Company entered into a $60 million one-year forward interest rate swap effective October 5, 2010.  All derivative instruments are reported on the balance sheet at fair value.  The derivative instruments are designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.  Including the impact of interest rate swaps outstanding, the interest rates on approximately 40% of the Company’s total borrowings were effectively fixed as of December 31, 2010.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of December 31, 2010.

		Average
(In thousands)	Notional Amount	Receive Rate	Average Pay Rate	Fair Value

Interest rate swap	$60,000	0.27%	1.10%	$(359)

Fair Value of Financial Instruments

The Company’s interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of December 31, 2010:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$359	$-	$359

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted.  References to the first quarters of 2011 and 2010 represent the fiscal quarters ended December 31, 2010 and 2009, respectively.

NET SALES
Net sales increased $47.2 million, or 41.9%, to $159.9 million in the first quarter of 2011 from $112.7 million in the first quarter of 2010 due to an increase in net sales from all three business segments: USG, Test and Filtration.

-Utility Solutions Group (USG)
Net sales increased $31.0 million, or 50.7%, to $92.2 million for the first quarter of 2011 from $61.2 million for the first quarter of 2010.  The sales increase during the quarter ended December 31, 2010 as compared to the prior year quarter was mainly due to:  a $24.1 million increase in net sales from Aclara PLS primarily due to higher shipments to Mexico’s electric utility Federal Commission of Electricity (CFE) and the Puerto Rico Electric Power Authority (PREPA); a $3.2 million increase in net sales from Aclara RF due to higher AMI product deliveries for the New York City water project; and a $2.9 million increase in net sales from Doble due to higher product shipments.

-Test
For the first quarter of 2011, net sales of $32.0 million were $5.0 million, or 18.5%, higher than the $27.0 million of net sales recorded in the first quarter of 2010.  The sales increase for the three-month period ended December 31, 2010 as compared to the prior year quarter was mainly due to:  a $4.3 million increase in net sales from the segment’s U.S. operations primarily driven by higher shipments of shielded enclosures for the U.S. government; a $1.4 million increase in net sales from the segment’s Asian operations due to a large chamber project in Japan; partially offset by a $0.7 million decrease in net sales from the segment’s European operations.

-Filtration
For the first quarter of 2011, net sales of $35.7 million were $11.2 million, or 45.7%, higher than the $24.5 million of net sales recorded in the first quarter of 2010.  The sales increase during the quarter ended December 31, 2010 as compared to the prior year quarter was mainly due to: $5.7 million of net sales from Crissair (Crissair was acquired effective July 31, 2010); a $1.4 million increase in net sales from PTI driven by higher shipments of aerospace assemblies and elements; and a $1.2 million increase in net sales at VACCO due to higher shipments of Virginia Class submarine products.

ORDERS AND BACKLOG
Backlog was $386.5 million at December 31, 2010 compared with $360.6 million at September 30, 2010.  The Company received new orders totaling $185.8 million in the first quarter of 2011 compared to $138.4 million in the prior year first quarter.  New orders of $102.0 million were received in the first quarter of 2011 related to USG products, $48.4 million related to Test products, and $35.4 million related to Filtration products.   New orders of $74.3 million were received in the first quarter of 2010 related to USG products, $37.1 million related to Test products, and $27.0 million related to Filtration products.

The Company received orders totaling $6.9 million and $7.4 million from PG&E for AMI gas products during the three month periods ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, total gas project-to-date orders from PG&E for AMI gas products were approximately 4.6 million units, or $258 million.

In December 2010, Aclara PLS received a $21 million follow-on order from Mexico’s electric utility CFE for an additional 90,000 units to further expand its deployment of Aclara’s TWACS® power-line technology solution.

During the first quarter of 2011, ETS-Lindgren received a $6.5 million order for an anechoic test chamber in South America that will be used to test telecommunications satellites, and a $5.4 million order in Turkey for a chamber that will be used to identify electromagnetic interference for a variety of large motorized vehicles.

During the fourth quarter of fiscal 2010, the Company announced that Southern California Gas Co. (SoCalGas), a subsidiary of Sempra Energy, had selected Aclara RF and its STAR® Network for negotiation of a definitive agreement for SoCalGas’ AMI project.  The Company expects to finalize the definitive agreement with SoCalGas during fiscal 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the first quarter of 2011 were $43.6 million (27.3% of net sales), compared with $39.2 million (34.8% of net sales) for the prior year quarter. SG&A expenses related to Crissair contributed $1.3 million to the increase in the current quarter compared to prior year. There were no other individually significant fluctuations in SG&A expenses across the segments in the first quarter of 2011 as compared to the prior year quarter.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets was $2.9 million for each of the three-month periods ended December 31, 2010 and 2009.  Amortization of intangible assets for the three-month periods ended December 31, 2010 and 2009 included $1.1 million and $1.2 million, respectively, of amortization of acquired intangible assets related to recent acquisitions.  The amortization of these acquired intangible assets is included in Corporate’s operating results; see “EBIT – Corporate”.  During the three-month periods ended December 31, 2010 and 2009, the Company recorded $1.2 million and $1.1 million, respectively, of amortization related to Aclara PLS TWACS NG™ software.  The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses).

OTHER (INCOME) EXPENSES, NET
Other income, net, was $0.6 million compared to other expenses, net, of $1.0 million for the three-month periods ended December 31, 2010 and 2009, respectively.  The principal component of other income, net, for the first quarter of 2011 included approximately $0.5 million related to the sale of technical drawings to one of VACCO’s customers. The principal component of other expenses, net, for the first quarter of 2010 included approximately $0.9 million of severance expenses.

EBIT
The Company evaluates the performance of its operating segments based on EBIT, defined below.  EBIT was $16.6 million (10.4% of net sales) for the first quarter of 2011 and $2.2 million (1.9% of net sales) for the first quarter of 2010.

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

(In thousands)	Three Months ended December 31,

	2010	2009
Consolidated EBIT	$16,573	2,154
Less: Interest expense, net	(774)	(1,482)
Less: Income tax expense	(4,986)	(236)
Net earnings from continuing operations	$10,813	436

-Utility Solutions Group
EBIT in the first quarter of 2011 was $15.4 million (16.7% of net sales) compared to $4.6 million (7.5% of net sales) in the prior year quarter.  The $10.8 million increase in EBIT in the first quarter of 2011 as compared to the prior year quarter was due to additional sales volumes at Aclara PLS, Aclara RF and Doble mentioned above.

-Test
EBIT in the first quarter of 2011 was $1.9 million (6.0% of net sales) as compared to $0.7 million (2.6% of net sales) in the prior year quarter.  EBIT increased $1.2 million over the prior year quarter mainly due to the additional sales volumes mentioned above.

-Filtration
EBIT was $5.5 million (15.3% of net sales) and $2.4 million (9.6% of net sales) in the first quarters of 2011 and 2010, respectively.  For the first quarter of 2011 as compared to the prior year quarter, EBIT increased $3.1 million mainly due to additional sales volumes at VACCO and PTI mentioned above as well as the EBIT contribution from Crissair.

-Corporate
Corporate costs included in EBIT were $6.2 million and $5.5 million for the three-month periods ended December 31, 2010 and 2009, respectively.  The increase in Corporate costs is mainly due to an increase in stock-based compensation expense and acquisition transaction costs.   In the first quarter of 2011, Corporate costs included $1.2 million of pretax stock compensation expense and $1.1 million of pretax amortization of acquired intangible assets.

INTEREST EXPENSE, NET
Interest expense was $0.8 million and $1.5 million for the three-month periods ended December 31, 2010 and 2009, respectively.   The decrease in interest expense in the first quarter of 2011 as compared to the prior year quarter is due to lower average interest rates and lower average outstanding borrowings under the Company’s revolving credit facility.

INCOME TAX EXPENSE
The first quarter 2011 effective income tax rate was 31.6% compared to 35.1% in the first quarter of 2010.  On December 17, 2010, the President of the United States signed into law the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 which reinstated the research tax credit retroactive to January 1, 2010.  The net research credit recorded favorably impacted the first quarter 2011 income tax expense by $0.4 million, reducing the 2011 first quarter effective income tax rate by 2.8%.  The Company estimates the annual effective income tax rate for fiscal 2011 will be approximately 36%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended December 31, 2010.  The Company anticipates a $0.5 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

CAPITAL RESOURCES AND LIQUIDITY
Working capital (current assets less current liabilities) decreased to $107.8 million at December 31, 2010 from $109.4 million at September 30, 2010. Accounts receivable decreased by $9.4 million in the first quarter of 2011, of which $7.2 million related to the USG segment and $2.3 million related to the Filtration segment, both driven by timing of sales and increased cash collections.  Inventories increased $5.3 million in the first three months of 2011 due to a $2.7 million increase in the Test segment and a $2.3 million increase in the USG segment to support near term demand.  Accounts payable decreased by $19.7 million in the first quarter of 2011 mainly related to an $11.1 million decrease in the USG segment and a $4.6 million decrease in the Test segment, both due to the timing of payments to suppliers. Advance payments on long-term contracts increased $14.1 million, of which $11 million related to advance payments received under VACCO’s Virginia Class contract.

Net cash provided by operating activities was $19.1 million and $5.2 million for the three-month periods ended December 31, 2010 and 2009, respectively.  The increase in the first quarter of 2011 is mainly due to the increase in net earnings recorded during the period and cash collections.

Capital expenditures were $2.7 million and $3.7 million in the first three months of fiscal 2011 and 2010, respectively.  The decrease in the first quarter of 2011 is mainly due to lower expenditures on manufacturing equipment within the Filtration segment as compared to the prior year quarter.

During the first quarter of 2011, the Company made $3.4 million of contributions to its defined benefit plans.

Credit facility
At December 31, 2010, the Company had approximately $171.5 million available to borrow under the credit facility, and a $50.0 million increase option, in addition to $29.8 million cash on hand.  At December 31, 2010, the Company had $144.0 million of outstanding borrowings under the credit facility and outstanding letters of credit of $14.4 million.  The Company classified $50.0 million as the current portion of long-term debt as of December 31, 2010, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.  Cash flow from operations and borrowings under the Company’s bank credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future.  The Company’s ability to access the additional $50 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Dividends
A dividend of $0.08 per share was paid on October 20, 2010 to stockholders of record as of October 6, 2010, totaling $2.1 million.  Subsequent to December 31, 2010, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on January 20, 2011 to stockholders of record as of January 6, 2011.

CRITICAL ACCOUNTING POLICIES
Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate.  Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate.  The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include, but are not limited to, the timing associated with the recognition of compensation costs related to the Company’s share based compensation arrangements, the success and outcome of negotiations of a contract with SoCalGas, those relating to the estimates or projections made in connection with the Company’s accounting policies, the timing and amount of repayment of debt, the Company’s annual effective tax rate, the reduction in the amount of unrecognized tax benefits over the next twelve months, outcome of current claims and litigation, future cash flow, capital requirements and operational needs for the foreseeable future.  Investors are cautioned that such statements are only predictions, and speak only as of the date of this report and the Company undertakes no duty to update such statements. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to: the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010; the success of negotiations between SoCalGas and the Company; changes in requirements of SoCalGas; SoCalGas’ ability to successfully negotiate appropriate terms and conditions with other subcontractors and project participants; the timing and content of a potential contract with SoCalGas; the receipt of necessary regulatory approvals pertaining to SoCalGas’ project; technical difficulties; the Company’s successful performance of large AMI contracts; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; material changes in the costs and worldwide availability of certain electrical components and raw materials necessary for the production of the Company’s products; delivery delays or defaults by customers; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal operating plans and integration of newly acquired businesses.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks.  During the second quarter of 2009, the Company entered into two $40 million one-year forward interest rate swaps effective October 5, 2009 to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. These interest rate swaps matured in October 2010.  During the third quarter of 2010, the Company entered into a $60 million one-year forward interest rate swap effective October 5, 2010.  All derivative instruments are reported on the balance sheet at fair value.  The derivative instruments are designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.

Including the impact of interest rate swaps outstanding, the interest rates on approximately 40% of the Company’s total borrowings were effectively fixed as of December 31, 2010.  The Company has determined that the market risk relating to interest rates with respect to its variable debt that is not hedged is not material.  Based on a sensitivity analysis as of December 31, 2010, we estimate that if market interest rates averaged one percentage point higher, the effect would be less than 2% of net earnings for the fiscal year ended September 30, 2011.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of December 31, 2010:

		Average
(In thousands)	Notional Amount	Receive Rate	Average Pay Rate	Fair Value

Interest rate swap	$60,000	0.27%	1.10%	$(359)

In addition, during the first quarter of 2011, the Company paid a 57.5 basis points spread on its outstanding debt.  Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for further discussion about market risk.

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

PART II.                 OTHER INFORMATION
ITEM 6.                 EXHIBITS

Exhibit Number

3.1	Restated Articles of Incorporation	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1999, at Exhibit 3(a)

3.2	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2000, at Exhibit 4(e)

3.3	Articles of Merger effective July 10, 2000	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2000, at Exhibit 3(c)

3.4	Bylaws, as amended and restated as of July 10, 2000	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2003, at Exhibit 3.4

3.5	Amendment to Bylaws effective as of February 2, 2007	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2006, at Exhibit 3.5

3.6	Amendment to Bylaws effective as of November 9, 2007	Incorporated by reference to Current Report on Form 8-K dated November 12, 2007, at Exhibit 3.1

4.1	Specimen revised Common Stock Certificate	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2010, at Exhibit 4.1

4.2	Credit Agreement dated as of November 30, 2007 among the Registrant, National City Bank and the lenders from time to time parties thereto	Incorporated by reference to Current Report on Form 8-K dated November 30, 2007, at Exhibit 4.1

4.3
Amendment No. 1 to the Agreement listed at 4.2 above, with retroactive effect to November 12, 2009 among the Registrant, the lenders from time to time parties thereto, and PNC Bank, National Association (successor to National City Bank)
Incorporated by reference to Current Report on Form 8-K dated January 12, 2010, at Exhibit 4.1
*10	Form of Notice of Award – Performance-Accelerated Restricted Stock under 2004 Stock Incentive Plan

*31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended December 31, 2010

*31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended December 31, 2010

*32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended December 31, 2010
*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise not subject to liability under these sections.  The financial information contained in the XBRL – related documents is “unaudited” or “unreviewed”.

* Denotes filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCO TECHNOLOGIES INC.
/s/ Gary E. Muenster Gary E. Muenster Executive Vice President and Chief Financial Officer (As duly authorized officer and principal accounting and financial officer of the registrant)

Dated:           February 8, 2011