Form 10-Q
period 2011-03-31
ESCO TECHNOLOGIES INC
filed 2011-05-05
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)
9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common stock, $.01 par value per share	26,605,353 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

Three Months Ended March 31,

	2011	2010

Net sales	$166,748	129,281
Costs and expenses:
Cost of sales	98,594	79,399
Selling, general and administrative expenses	43,409	36,809
Amortization of intangible assets	3,035	2,887
Interest expense, net	538	755
Other expenses, net	125	288
Total costs and expenses	145,701	120,138

Earnings before income taxes	21,047	9,143
Income tax expense	7,820	3,177
Net earnings	$13,227	5,966

Earnings per share:
Basic – Net earnings	$0.50	0.23

Diluted – Net earnings	$0.49	0.22

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

Six Months Ended March 31,

	2011	2010

Net sales	$326,684	241,986
Costs and expenses:
Cost of sales	196,077	146,835
Selling, general and administrative expenses	87,054	76,017
Amortization of intangible assets	5,888	5,771
Interest expense, net	1,312	2,237
Other (income) expenses, net	(493)	1,311
Total costs and expenses	289,838	232,171

Earnings before income taxes	36,846	9,815
Income tax expense	12,806	3,412
Net earnings	$24,040	6,403

Earnings per share:
Basic – Net earnings	$0.91	0.24

Diluted – Net earnings	$0.90	0.24

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2011	September 30, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$32,604	26,508
Accounts receivable, net	137,792	141,098
Costs and estimated earnings on long-term contracts, less progress billings of $8,784 and $12,189, respectively	10,080	12,743
Inventories	94,697	83,034
Current portion of deferred tax assets	16,232	15,809
Other current assets	17,592	17,169
Total current assets	308,997	296,361

Property, plant and equipment, net	72,965	72,563
Goodwill	360,950	355,656
Intangible assets, net	231,941	229,736
Other assets	19,473	19,975
Total assets	$994,326	974,291

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$51,508	50,000
Accounts payable	47,715	59,088
Advance payments on long-term contracts, less costs incurred of $18,482 and $19,547, respectively	23,589	5,729
Accrued salaries	20,050	23,762
Current portion of deferred revenue	23,857	21,907
Accrued other expenses	31,323	26,494
Total current liabilities	198,042	186,980
Pension obligations	27,234	29,980
Deferred tax liabilities	78,925	79,388
Other liabilities	18,713	17,961
Long-term debt, less current portion	92,000	104,000
Total liabilities	414,914	418,309
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	-	-
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 29,930,279 and 29,839,343 shares, respectively	299	298
Additional paid-in capital	273,125	270,943
Retained earnings	379,067	359,274
Accumulated other comprehensive loss, net of tax	(13,502)	(14,793)
	638,989	615,722
Less treasury stock, at cost: 3,328,926 and 3,338,986 common shares, respectively	(59,577)	(59,740)
Total shareholders' equity	579,412	555,982
Total liabilities and shareholders’ equity	$994,326	974,291

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
Six Months Ended March 31,

	2011	2010
Cash flows from operating activities:
Net earnings	$24,040	6,403
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,333	11,157
Stock compensation expense	2,494	1,900
Changes in current assets and liabilities	1,411	(15,158)
Effect of deferred taxes	(940)	(1,322)
Change in deferred revenue and costs, net	2,268	202
Pension contributions	(4,010)	(968)
Other	(629)	627
Net cash provided by operating activities	35,967	2,841
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(3,732)	-
Additions to capitalized software	(7,867)	(4,095)
Capital expenditures	(5,636)	(7,074)
Net cash used by investing activities	(17,235)	(11,169)
Cash flows from financing activities:
Proceeds from long-term debt	22,508	8,000
Principal payments on long-term debt	(33,000)	(18,104)
Dividends paid	(4,247)	(2,115)
Other	949	1,067
Net cash used by financing activities	(13,790)	(11,152)
Effect of exchange rate changes on cash and cash equivalents	1,154	(2,225)
Net increase (decrease) in cash and cash equivalents	6,096	(21,705)
Cash and cash equivalents, beginning of period	26,508	44,630
Cash and cash equivalents, end of period	$32,604	22,925

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

The Company’s business is typically not impacted by seasonality; however, the results for the three and six-month periods ended March 31, 2011 are not necessarily indicative of the results for the entire 2011 fiscal year.  References to the second quarters of 2011 and 2010 represent the fiscal quarters ended March 31, 2011 and 2010, respectively.

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

2.	ACQUISITION

On February 28, 2011, the Company acquired the capital stock of EMV Elektronische Messgerate Vertriebs – Gmbh, together with its subsidiary EMSCREEN Electromagnetic Screening Gmbh (collectively, EMV) for a purchase price of approximately $5.0 million, inclusive of cash acquired. EMV, with operations in Taufkirchen, Germany provides turnkey systems and shielded environments for research, development and quality assurance testing of electronic equipment.  EMV’s operating results, since the date of acquisition, are included within the Test segment and the Company recorded approximately $4.8 million of goodwill as a result of the transaction.

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

	Three Months Ended March 31,		Six Months Ended March 31,

	2011	2010	2011	2010
Weighted Average Shares
Outstanding - Basic	26,583	26,440	26,562	26,432
Dilutive Options and Restricted Shares	300	262	285	273

Adjusted Shares - Diluted	26,883	26,702	26,847	26,705

Options to purchase 255,462 shares of common stock at prices ranging from $37.54 - $54.88 and options to purchase 573,394 shares of common stock at prices ranging from $32.55 - $54.88 were outstanding during the three-month periods ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014. Approximately 210,000 and 248,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended March 31, 2011 and 2010, respectively, based upon the application of the treasury stock method.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Stock Option Plans
The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of the Company’s stock calculated over the expected term of the option.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.  The expected dividend yield is based on historical dividend rates.  There were no stock option grants during the first six months of fiscal 2011. Pretax compensation expense related to stock option awards was $0.1 million and $0.2 million for the three and six-month periods ended March 31, 2011, respectively, and $0.1 million and $0.2 million for the respective prior year periods.

Information regarding stock options awarded under the option plans is as follows:

	Shares	Weighted Avg. Price	Aggregate Intrinsic Value (in millions)	Weighted Avg. Remaining Contractual Life

Outstanding at October 1, 2010	761,931	$35.15
Granted	-	-
Exercised	(64,656)	$13.34	$1.6
Cancelled	(183,799)	$43.05
Outstanding at March 31, 2011	513,476	$35.06	$3.7	1.2 years

Exercisable at March 31, 2011	474,494	$34.88	$3.6

Performance-accelerated Restricted Share Awards
Pretax compensation expense related to the restricted share awards was $1.0 million and $2.0 million for the three and six-month periods ended March 31, 2011, respectively, and $0.6 million and $1.4 million for the respective prior year periods.

The following summary presents information regarding outstanding restricted share awards as of March 31, 2011 and changes during the six-month period then ended:

	Shares	Weighted Avg. Price

Nonvested at October 1, 2010	304,176	$38.95
Granted	109,957	$32.86
Nonvested at March 31, 2011	414,133	$37.40

Non-Employee Directors Plan
Pretax compensation expense related to the non-employee director grants was $0.2 million and $0.3 million for the three and six-month periods ended March 31, 2011, respectively, and $0.1million and $0.3 million for the respective prior year periods.

The total share-based compensation cost that has been recognized in results of operations and included within selling, general and administrative expenses (SG&A) was $1.3 million and $2.5 million for the three and six-month periods ended March 31, 2011, respectively, and $0.9 million and $1.9 million for the three and six-month periods ended March 31, 2010, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million and $1.0 million for the three and six-month periods ended March 31, 2011, respectively, and $0.3 million and $0.8 million for the three and six-month periods ended March 31, 2010, respectively.  As of March 31, 2011, there was $7.3 million of total unrecognized compensation cost related to share-based compensation arrangements.  That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

5.    INVENTORIES

Inventories consist of the following:
(In thousands)	March 31, 2011	September 30, 2010

Finished goods	$32,052	29,902
Work in process, including long-term contracts	21,676	18,743
Raw materials	40,969	34,389
Total inventories	$94,697	83,034

6.      COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended March 31, 2011 and 2010 was $14.8 million and $4.1 million, respectively.  Comprehensive income for the six-month periods ended March 31, 2011 and 2010 was $25.3 million and $4.8 million, respectively.  For the six-month period ended March 31, 2011, the Company’s comprehensive income was positively impacted by foreign currency translation adjustments of $1.2 million and interest rate swap gains of $0.1 million.  For the six-month period ended March 31, 2010, the Company’s comprehensive income was negatively impacted by foreign currency translation adjustments of $2.2 million and favorably impacted by interest rate swap gains of $0.6 million.

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

(In thousands)	Three Months ended March 31,		Six Months ended March 31,

NET SALES	2011	2010	2011	2010
USG	$84,992	72,009	$177,182	133,232
Test	42,103	31,580	74,106	58,567
Filtration	39,653	25,692	75,396	50,187
Consolidated totals	$166,748	129,281	$326,684	241,986

EBIT
USG	$15,814	10,621	$31,169	15,191
Test	5,214	2,096	7,123	2,796
Filtration	6,534	2,989	12,009	5,347
Corporate (loss)	(5,977)	(5,808)	(12,143)	(11,282)
Consolidated EBIT	21,585	9,898	38,158	12,052
Less: Interest expense	(538)	(755)	(1,312)	(2,237)
Earnings before income taxes	$21,047	9,143	$36,846	9,815

8.      DEBT

The Company’s debt is summarized as follows:

(In thousands)	March 31, 2011	September 30, 2010
Revolving credit facility, including current portion	$143,508	154,000
Short-term borrowings and current portion of long-term debt	(51,508)	(50,000)
Total long-term debt, less current portion	$92,000	104,000

At March 31, 2011, the Company had approximately $173.8 million available to borrow under the credit facility, and a $50 million increase option, in addition to $32.6 million cash on hand.  At March 31, 2011, the Company had $142 million of outstanding borrowings under the credit facility and outstanding letters of credit of $14.2 million.  The Company classified $50 million as the current portion of long-term debt as of March 31, 2011, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.   The Company also had $1.5 million of short-term borrowings outstanding at March 31, 2011.  The Company’s ability to access the additional $50 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

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

9.      INCOME TAX EXPENSE

The second quarter 2011 effective income tax rate was 37.2% compared to 34.7% in the second quarter of 2010.  The effective income tax rate in the first six months of fiscal 2011 and 2010 was 34.8%.  The income tax expense in the first six months of 2011 was favorably impacted by net research tax credits of $0.4 million, reducing the rate for the first six months of 2011 by 1.2%, as a result of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  The income tax expense in the second quarter and first six months of 2010 was favorably impacted by a $0.2 million adjustment to foreign tax accruals reducing the prior year quarter and year-to-date effective tax rate by 1.7% and 1.6%, respectively.  The Company estimates the annual effective income tax rate for fiscal 2011 will be approximately 36%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended March 31, 2011.  The Company anticipates a $0.5 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

10.      RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and six-month periods ended March 31, 2011 and 2010 is shown in the following table.  Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2011	2010	2011	2010
Defined benefit plans
Interest cost	$969	976	$1,897	1,952
Expected return on assets	(1,054)	(1,035)	(2,086)	(2,070)
Amortization of:
Prior service cost	3	3	6	6
Actuarial loss	241	226	597	452
Net periodic benefit cost	$159	170	$414	340

11.      DERIVATIVE FINANCIAL INSTRUMENTS

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks.  During the third quarter of 2010, the Company entered into a $60 million one-year forward interest rate swap effective October 5, 2010.  All derivative instruments are reported on the balance sheet at fair value.  The derivative instruments are designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.  Including the impact of interest rate swaps outstanding, the interest rates on approximately 40% of the Company’s total borrowings were effectively fixed as of March 31, 2011.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of March 31, 2011.

(In thousands)	Notional Amount	Average Receive Rate	Average Pay Rate	Fair Value

Interest rate swap	$60,000	0.26%	1.10%	$(256)

Fair Value of Financial Instruments

The Company’s interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of March 31, 2011:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$256	$-	$256

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted.  References to the second quarters of 2011 and 2010 represent the fiscal quarters ended March 31, 2011 and 2010, respectively.

NET SALES
Net sales increased $37.5 million, or 29.0%, to $166.7 million in the second quarter of 2011 from $129.3 million in the second quarter of 2010. Net sales increased $84.7 million, or 35.0%, to $326.7 million in the first six months of 2011 from $242.0 million in the prior year period.  The increase in net sales in the second quarter and first six months of 2011 as compared to the prior year periods is the result of increases in all three business segments: USG, Test and Filtration.

-Utility Solutions Group (USG)
Net sales increased $13.0 million, or 18.0%, to $85.0 million for the second quarter of 2011 from $72.0 million for the second quarter of 2010.  Net sales increased $44.0 million, or 33.0%, to $177.2 million for the first six months of 2011 from $133.2 million in the prior year period.  The sales increase in the second quarter of 2011 as compared to the prior year quarter was mainly due to:  a $6.0 million increase in net sales from Aclara RF mainly due to higher AMI product deliveries for the New York City water project and a $5.5 million increase in net sales from Doble due to higher product shipments, mainly due to the F6000 and M4000 products .  The sales increase in the first six months of 2011 as compared to the prior year period was due to: a $24.9 million increase in net sales from Aclara PLS primarily due to higher shipments to Mexico’s electric utility Federal Commission of Electricity (CFE); a $9.2 million increase in net sales from Aclara RF; and an $8.5 million increase from Doble, both due to the reasons mentioned above.

-Test
For the second quarter of 2011, net sales of $42.1 million were $10.5 million, or 33.2%, higher than the $31.6 million of net sales recorded in the second quarter of 2010.  Net sales increased $15.5 million, or 26.5%, to $74.1 million in the first six months of 2011 from $58.6 million in the first six months of 2010.  The sales increase for the three-month period ended March 31, 2011 as compared to the prior year quarter was mainly due to: a $7.1 million increase in net sales from the segment’s U.S. operations primarily driven by higher shipments of shielded enclosures for the U.S. government; and a $3.2 million increase in net sales from the segment’s Asian operations due to a large chamber project in Japan.  The sales increase for the first six months of 2011 compared to the prior year period was due to: an $11.3 million increase in net sales from the segment’s U.S operations and $4.6 million increase in net sales from the segment’s Asian operations, both due to the reasons mentioned above.

-Filtration
For the second quarter of 2011, net sales of $39.7 million were $14.0 million, or 54.5%, higher than the $25.7 million of net sales recorded in the second quarter of 2010.  Net sales increased $25.2 million to $75.4 million for the first six months of 2011 from $50.2 million for the first six months of 2010.  The sales increase during the quarter ended March 31, 2011 as compared to the prior year quarter was mainly due to: $6.6 million of net sales from Crissair (Crissair was acquired effective July 31, 2010); a $3.2 million increase in net sales from TekPackaging due to higher shipments of its probe cover product; a $3.0 million increase in net sales at VACCO due to higher shipments of Virginia Class submarine products; and a $1.1 million increase in net sales from PTI driven by higher shipments of aerospace assemblies and elements.  The sales increase for the first six months of 2011 as compared to the prior year period was mainly due to: $12.2 million of net sales from Crissair; a $6.2 million increase in net sales at TekPackaging; a $4.2 million increase in net sales from VACCO; and a $2.5 million increase in net sales at PTI; all due to the reasons mentioned above.

ORDERS AND BACKLOG
Backlog was $386.8 million at March 31, 2011 compared with $360.6 million at September 30, 2010.  The Company received new orders totaling $167.1 million in the second quarter of 2011 compared to $218.6 million in the prior year second quarter.  New orders of $81.5 million were received in the second quarter of 2011 related to USG products, $41.8 million related to Test products, and $43.8 million related to Filtration products.   New orders of $141.0 million were received in the second quarter of 2010 related to USG products, $52.2 million related to Test products, and $25.3 million related to Filtration products.

The Company received new orders totaling $352.9 million in the first six months of 2011 compared to $357.0 million in the prior year period.  New orders of $183.5 million were received in the first six months of 2011 related to USG products, $90.2 million related to Test products, and $79.2 million related to Filtration products.  New orders of $215.3 million were received in the first six months of 2010 related to USG products, $89.3 million related to Test products, and $52.4 million related to Filtration products.

The Company received orders totaling $5.6 million and $12.5 million from PG&E for AMI gas products during the three and six- month periods ended March 31, 2011, respectively, compared to $19.1 million and $27.7 million for the three and six-month periods ended March 31, 2010, respectively.  As of March 31, 2011, as the project nears completion, total gas project-to-date orders from PG&E for AMI gas products were approximately 4.7 million units, or $264 million.

During the fourth quarter of fiscal 2010, the Company announced that Southern California Gas Co. (SoCalGas), a subsidiary of Sempra Energy, had selected Aclara RF and its STAR® Network for negotiation of a definitive agreement for SoCalGas’ AMI project.  The Company expects to finalize the definitive agreement with SoCalGas during fiscal 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the second quarter of 2011 were $43.4 million (26.0% of net sales), compared with $36.8 million (28.5% of net sales) for the prior year quarter. For the first six months of 2011, SG&A expenses were $87.1 million (26.6% of net sales) compared with $76.0 million (31.4% of net sales) for the prior year period.  SG&A expenses related to Crissair contributed $1.4 million and $2.7 million to the increase in the current quarter and first six months of 2011 compared to the respective prior year periods.  The remaining increase in SG&A in the current quarter and first six months of 2011 compared to the respective prior periods was due to increases in new product development, marketing and engineering expenses at Doble; and an increase in SG&A within the Test segment to support the international marketplace expansion.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets was $3.0 million and $5.9 million for the three and six-month periods ended March 31, 2011, respectively, compared to $2.9 million and $5.8 million for the respective prior year periods.  Amortization of intangible assets for the three and six-month periods ended March 31, 2011 included $1.2 million and $2.3 million, respectively, of amortization of acquired intangible assets related to recent acquisitions compared to $1.2 million and $2.3 million for the respective prior year periods.  The amortization of these acquired intangible assets is included in Corporate’s operating results; see “EBIT – Corporate”.  During the three and six-month periods ended March 31, 2011, the Company recorded $1.2 million and $2.3 million, respectively, of amortization related to Aclara PLS TWACS NG™ software compared to $1.1 million and $2.2 million for the respective prior year periods.  The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses).

OTHER (INCOME) EXPENSES, NET
Other expenses, net, were $0.1 million and $0.3 million for the three-month periods ended March 31, 2011 and 2010, respectively.  Other income, net, was $0.5 million compared to other expenses, net, of $1.3 million for the six-month periods ended March 31, 2011 and 2010, respectively.  There were no significant components in other expenses, net, for the three-month periods ended March 31, 2011 and 2010, respectively.  The principal component of other income, net, for the first six months of 2011 included approximately $0.5 million related to the sale of technical drawings to one of VACCO’s customers. The principal component of other expenses, net, for the first six months of 2010 included approximately $0.9 million of severance expenses.

EBIT
The Company evaluates the performance of its operating segments based on EBIT, defined below. EBIT was $21.6 million (12.9% of net sales) for the second quarter of 2011 and $9.9 million (7.7% of net sales) for the second quarter of 2010.  For the first six months of 2011, EBIT was $38.2 million (11.7% of net sales) compared with $12.1 million (5.0% of net sales) for the prior year period.

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

(In thousands)	Three Months ended March 31,	Six Months ended March 31,

	2011	2010	2011	2010
Consolidated EBIT	$21,585	9,898	38,158	12,052
Less: Interest expense, net	(538)	(755)	(1,312)	(2,237)
Less: Income tax expense	(7,820)	(3,177)	(12,806)	(3,412)
Net earnings	$13,227	5,966	24,040	6,403

-Utility Solutions Group
EBIT in the second quarter of 2011 was $15.8 million (18.6% of net sales) compared to $10.6 million (14.7% of net sales) in the prior year quarter.  For the first six months of 2011, EBIT was $31.2 million (17.6% of net sales) compared to $15.2 million (11.4% of net sales) in the prior year period.  The $5.2 million increase in EBIT in the second quarter of 2011 as compared to the prior year quarter and the $16.0 million increase in EBIT in the first six months of 2011 as compared to the prior year period was primarily driven by the additional sales volumes at Aclara PLS, Aclara RF and Doble mentioned above.

-Test
EBIT in the second quarter of 2011 was $5.2 million (12.4% of net sales) as compared to $2.1 million (6.6% of net sales) in the prior year quarter.  For the first six months of 2011, EBIT was $7.1 million (9.6% of net sales) compared to $2.8 million (4.8% of net sales) in the prior year period.  EBIT increased $3.1 million and $4.3 million over the prior year quarter and six-month period, respectively, mainly due to the additional sales volumes mentioned above, primarily related to the segment’s U.S. and Asian operations.

-Filtration
EBIT was $6.5 million (16.5% of net sales) and $3.0 million (11.6% of net sales) in the second quarters of 2011 and 2010, respectively, and $12.0 million (15.9% of net sales) and $5.3 million (10.7% of net sales) in the first six months of 2011 and 2010, respectively.  EBIT increased $3.5 million and $6.7 million over the prior year quarter and six-month period, respectively, mainly due to additional sales volumes at VACCO, TekPackaging and PTI mentioned above  as well as the EBIT contribution from Crissair.

-Corporate
Corporate costs included in EBIT were $6.0 million and $12.1 million for the three and six-month periods ended March 31, 2011, respectively, compared to $5.8 million and $11.3 million for the respective prior year periods.  The increase in Corporate costs in the first six months of 2011 as compared to the prior year period was mainly due to an increase in stock-based compensation expense and acquisition transaction costs.   In the first six months of 2011, Corporate costs included $2.5 million of pretax stock compensation expense compared to $1.9 million in the prior year period.

INTEREST EXPENSE, NET
Interest expense was $0.5 million and $1.3 million for the three and six-month periods ended March 31, 2011, respectively, and $0.8 million and $2.2 million for the three and six-month periods ended March 31, 2010.   The decrease in interest expense in the second quarter and first six months of 2011 as compared to the prior year periods was due to lower average interest rates and lower average outstanding borrowings under the Company’s revolving credit facility.

INCOME TAX EXPENSE
The second quarter 2011 effective income tax rate was 37.2% compared to 34.7% in the second quarter of 2010.  The effective income tax rate in the first six months of 2011 and 2010 was 34.8%.  The income tax expense in the first six months of 2011 was favorably impacted by net research tax credits of $0.4 million, reducing the rate for the first six months of 2011 by 1.2%, as a result of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  The income tax expense in the second quarter and first six months of 2010 was favorably impacted by a $0.2 million adjustment to foreign tax accruals reducing the prior year quarter and year-to-date effective tax rate by 1.7% and 1.6%, respectively.  The Company estimates the annual effective income tax rate for fiscal 2011 will be approximately 36%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended March 31, 2011.  The Company anticipates a $0.5 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

CAPITAL RESOURCES AND LIQUIDITY
Working capital (current assets less current liabilities) increased to $111.0 million at March 31, 2011 from $109.4 million at September 30, 2010. Accounts receivable decreased by $3.3 million in the first six months of 2011, primarily due to the USG segment and Filtration segment, both driven by timing of sales and increased cash collections. Inventories increased $11.7 million in the first six months of 2011 due to a $5.6 million increase in the Test segment, a $3.1 million increase in the USG segment, and a $3.0 million increase in the Filtration segment, all to support near term demand. Accounts payable decreased by $11.4 million in the first six months of 2011 mainly related to a $10.9 million decrease in the USG segment due to the timing of payments to suppliers. Advance payments on long-term contracts increased $17.9 million, of which approximately $13.0 million related to advance payments received under VACCO’s Virginia Class submarine contract.

Net cash provided by operating activities was $36.0 million and $2.8 million for the six-month periods ended March 31, 2011 and 2010, respectively.  The increase in the first six months of 2011 is mainly due to the increase in net earnings recorded during the period.

Capital expenditures were $5.6 million and $7.1 million in the first six months of fiscal 2011 and 2010, respectively.  The decrease in the first six months of 2011 is mainly due to lower expenditures on manufacturing equipment within the Filtration segment as compared to the prior year period.  In addition, the Company incurred expenditures for capitalized software of $7.9 million and $4.1 million in the first six months of 2011 and 2010, respectively.

During the first six months of 2011, the Company made $4.0 million of contributions to its defined benefit plans.

Credit facility
At March 31, 2011, the Company had approximately $173.8 million available to borrow under the credit facility, and a $50.0 million increase option, in addition to $32.6 million cash on hand.  At March 31, 2011, the Company had $142.0 million of outstanding borrowings under the credit facility and outstanding letters of credit of $14.2 million.  The Company classified $50.0 million as the current portion of long-term debt as of March 31, 2011, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.  Cash flow from operations and borrowings under the Company’s bank credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future.  The Company’s ability to access the additional $50 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Dividends
A dividend of $0.08 per share was paid on January 20, 2011 to stockholders of record as of January 6, 2011, totaling $2.1 million. Subsequent to March 31, 2011, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on April 20, 2011 to stockholders of record as of April 6, 2011.

OUTLOOK - 2011
Management expects 2011 consolidated revenues and EPS to increase approximately ten to fifteen percent compared to 2010.  As a result of the timing of previously communicated USG Smart Grid spending, along with earlier than planned customer deliveries which resulted in higher sales and profits in the first half of fiscal 2011 than originally planned, Management expects third quarter EPS to be lower than second quarter 2011 EPS.

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

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include, but are not limited to, the timing associated with the recognition of compensation costs related to the Company’s share based compensation arrangements, the success and outcome of negotiations of a contract with SoCalGas, those relating to the estimates or projections made in connection with the Company’s accounting policies, the timing and amount of repayment of debt, the Company’s annual effective tax rate, the reduction in the amount of unrecognized tax benefits over the next twelve months, outcome of current claims and litigation, future cash flow, capital requirements and operational needs for the foreseeable future.  Investors are cautioned that such statements are only predictions, and speak only as of the date of this report and the Company undertakes no duty to update such statements. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to: the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010; the success of negotiations between SoCalGas and the Company; changes in requirements of SoCalGas; SoCalGas’ ability to successfully negotiate appropriate terms and conditions with other subcontractors and project participants; the timing and content of a potential contract with SoCalGas; the receipt of necessary regulatory approvals pertaining to SoCalGas’ project; technical difficulties; the Company’s successful performance of large AMI contracts; impacts resulting from the Japanese earthquake; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; material changes in the costs and worldwide availability of certain electrical components and raw materials necessary for the production of the Company’s products; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal operating plans and integration of newly acquired businesses.

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

Including the impact of interest rate swaps outstanding, the interest rates on approximately 40% of the Company’s total borrowings were effectively fixed as of March 31, 2011.  The Company has determined that the market risk relating to interest rates with respect to its variable debt that is not hedged is not material.  Based on a sensitivity analysis as of March 31, 2011, the Company estimates that if market interest rates averaged one percentage point higher, the effect would be less than 2% of net earnings for the fiscal year ended September 30, 2011.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of March 31, 2011:

		Average
(In thousands)	Notional Amount	Receive Rate	Average Pay Rate	Fair Value

Interest rate swap	$60,000	0.26%	1.10%	$(256)

In addition, during the second quarter of 2011, the Company paid a 47.5 basis points spread on its outstanding debt. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for further discussion about market risk.

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
Incorporated by reference to Current Report on Form 8-K dated January 12, 2010, at Exhibit 4.1
10	Form of Notice of Award – Performance-Accelerated Restricted Stock under 2004 Stock Incentive Plan	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2010, at Exhibit 10

*31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended March 31, 2011

*31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended March 31, 2011

*32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended March 31, 2011

*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document

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

ESCO TECHNOLOGIES INC.
/s/ Gary E. Muenster Gary E. Muenster Executive Vice President and Chief Financial Officer (As duly authorized officer and principal accounting and financial officer of the registrant)

Dated:           May 5, 2011