Form 10-Q
period 2011-06-30
ESCO TECHNOLOGIES INC
filed 2011-08-08
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)
9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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

Class                                                                                                    Outstanding at July 31, 2011
Common stock, $.01 par value per share                                                                           26,615,921 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

Three Months Ended June 30,

	2011	2010

Net sales	$176,326	157,582
Costs and expenses:
Cost of sales	105,522	91,994
Selling, general and administrative expenses	47,520	38,144
Amortization of intangible assets	3,055	2,891
Interest expense, net	534	791
Other (income) expenses, net	(522)	551
Total costs and expenses	156,109	134,371

Earnings before income taxes	20,217	23,211
Income tax expense	7,139	8,664
Net earnings	$13,078	14,547

Earnings per share:
Basic – Net earnings	$0.49	0.55

Diluted – Net earnings	$0.49	0.55

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

Nine Months Ended June 30,

	2011	2010

Net sales	$503,010	399,568
Costs and expenses:
Cost of sales	301,599	238,829
Selling, general and administrative expenses	134,574	114,161
Amortization of intangible assets	8,943	8,662
Interest expense, net	1,846	3,028
Other (income) expenses, net	(1,015)	1,862
Total costs and expenses	445,947	366,542

Earnings before income taxes	57,063	33,026
Income tax expense	19,945	12,076
Net earnings	$37,118	20,950

Earnings per share:
Basic – Net earnings	$1.40	0.79

Diluted – Net earnings	$1.38	0.79

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2011	September 30, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$31,798	26,508
Accounts receivable, net	144,966	141,098
Costs and estimated earnings on long-term contracts, less progress billings of $11,086 and $12,189, respectively	9,693	12,743
Inventories	102,240	83,034
Current portion of deferred tax assets	18,632	15,809
Other current assets	11,923	17,169
Total current assets	319,252	296,361

Property, plant and equipment, net	73,664	72,563
Goodwill	362,694	355,656
Intangible assets, net	231,524	229,736
Other assets	19,042	19,975
Total assets	1,006,176	974,291

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$50,370	50,000
Accounts payable	47,402	59,088
Advance payments on long-term contracts, less costs incurred of $23,250 and $19,547, respectively	28,677	5,729
Accrued salaries	24,624	23,762
Current portion of deferred revenue	24,902	21,907
Accrued other expenses	24,059	26,494
Total current liabilities	200,034	186,980
Pension obligations	26,808	29,980
Deferred tax liabilities	79,588	79,388
Other liabilities	17,645	17,961
Long-term debt, less current portion	89,000	104,000
Total liabilities	413,075	418,309
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	-	-
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 29,932,347 and 29,839,343 shares, respectively	299	298
Additional paid-in capital	274,627	270,943
Retained earnings	389,997	359,274
Accumulated other comprehensive loss, net of tax	(12,310)	(14,793)
	652,613	615,722
Less treasury stock, at cost: 3,324,926 and 3,338,986 common shares, respectively	(59,512)	(59,740)
Total shareholders' equity	593,101	555,982
Total liabilities and shareholders’ equity	$1,006,176	974,291

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
Nine Months Ended June 30,

	2011	2010
Cash flows from operating activities:
Net earnings	$37,118	20,950
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,387	16,559
Stock compensation expense	3,742	2,996
Changes in current assets and liabilities	(4,760)	(25,642)
Effect of deferred taxes	(2,677)	(2,730)
Change in deferred revenue and costs, net	3,104	3,780
Pension contributions	(4,620)	(968)
Other	(1,690)	972
Net cash provided by operating activities	47,604	15,917
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(4,982)	(1,250)
Additions to capitalized software	(10,369)	(6,237)
Capital expenditures	(9,292)	(10,108)
Net cash used by investing activities	(24,643)	(17,595)
Cash flows from financing activities:
Proceeds from long-term debt	33,370	12,000
Principal payments on long-term debt	(48,000)	(28,467)
Dividends paid	(6,367)	(4,230)
Other	1,047	1,365
Net cash used by financing activities	(19,950)	(19,332)
Effect of exchange rate changes on cash and cash equivalents	2,279	(3,286)
Net increase (decrease) in cash and cash equivalents	5,290	(24,296)
Cash and cash equivalents, beginning of period	26,508	44,630
Cash and cash equivalents, end of period	$31,798	20,334

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

The Company’s business is typically not impacted by seasonality; however, the results for the three and nine-month periods ended June 30, 2011 are not necessarily indicative of the results for the entire 2011 fiscal year.  References to the third quarters of 2011 and 2010 represent the fiscal quarters ended June 30, 2011 and 2010, respectively.

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

Three Months Ended June 30,	Nine Months Ended June 30,

2011	2010	2011	2010

Weighted Average Shares Outstanding - Basic	26,605	26,448	26,576	26,437
Dilutive Options and Restricted Shares	294	231	288	260
Adjusted Shares - Diluted	26,899	26,679	26,864	26,697

Options to purchase 328,482 shares of common stock at prices ranging from $37.54 - $54.88 and options to purchase 561,059 shares of common stock at prices ranging from $27.44 - $54.88 were outstanding during the three-month periods ended June 30, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014. Approximately 197,000 and 264,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended June 30, 2011 and 2010, respectively, based upon the application of the treasury stock method.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Stock Option Plans
The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of the Company’s stock calculated over the expected term of the option.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.  The expected dividend yield is based on historical dividend rates.  There were no stock option grants during the first nine months of fiscal 2011. Pretax compensation expense related to stock option awards was $0.1 million and $0.3 million for the three and nine-month periods ended June 30, 2011, respectively, and $0.1 million and $0.3 million for the respective prior year periods.

Information regarding stock options awarded under the option plans is as follows:

	Shares	Weighted Avg. Price	Aggregate Intrinsic Value (in millions)	Weighted Avg. Remaining Contractual Life

Outstanding at October 1, 2010	761,931	$35.15
Granted	-	-
Exercised	(66,724)	$13.36	$1.7
Cancelled	(215,632)	$44.60
Outstanding at June 30, 2011	479,575	$33.92	$3.3	1.0 year

Exercisable at June 30, 2011	441,260	$33.63	$3.3

Performance-accelerated Restricted Share Awards
Pretax compensation expense related to the restricted share awards was $1.0 million and $3.0 million for the three and nine-month periods ended June 30, 2011, respectively, and $0.8 million and $2.2 million for the respective prior year periods.

The following summary presents information regarding outstanding restricted share awards as of June 30, 2011 and changes during the nine-month period then ended:

	Shares	Weighted Avg. Price

Nonvested at October 1, 2010	304,176	$38.95
Granted	110,957	$32.86
Nonvested at June 30, 2011	415,133	$37.40

Non-Employee Directors Plan
Pretax compensation expense related to the non-employee director grants was $0.2 million and $0.4 million for the three and nine-month periods ended June 30, 2011, respectively, and $0.1 million and $0.4 million for the respective prior year periods.

The total share-based compensation cost that has been recognized in results of operations and included within selling, general and administrative expenses (SG&A) was $1.2 million and $3.7 million for the three and nine-month periods ended June 30, 2011, respectively, and $1.1 million and $3.0 million for the three and nine-month periods ended June 30, 2010, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million and $1.4 million for the three and nine-month periods ended June 30, 2011, respectively, and $0.4 million and $1.2 million for the three and nine-month periods ended June 30, 2010, respectively. As of June 30, 2011, there was $6.5 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.5 years.

5.    INVENTORIES

Inventories consist of the following:
(In thousands)	June 30, 2011	September 30, 2010

Finished goods	$33,560	29,902
Work in process, including long-term contracts	26,270	18,743
Raw materials	42,410	34,389
Total inventories	$102,240	83,034

6.      COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended June 30, 2011 and 2010 was $14.3 million and $11.9 million, respectively. Comprehensive income for the nine-month periods ended June 30, 2011 and 2010 was $39.6 million and $16.6 million, respectively. For the nine-month period ended June 30, 2011, the Company’s comprehensive income was positively impacted by foreign currency translation adjustments of $2.3 million and interest rate swap gains of $0.2 million.  For the nine-month period ended June 30, 2010, the Company’s comprehensive income was negatively impacted by foreign currency translation adjustments of $4.9 million and favorably impacted by interest rate swap gains of $0.6 million.

7.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company has three reporting segments: Utility Solutions Group (USG), RF Shielding and Test (Test) and Filtration/Fluid Flow (Filtration).  The USG segment’s operations consist of:  Aclara Power-Line Systems Inc. (Aclara PLS), Aclara RF Systems Inc. (Aclara RF), Aclara Software Inc., and Doble Engineering Company (Doble). The Aclara Group is a proven supplier of special purpose fixed-network communications systems for electric, gas and water utilities, including hardware and software to support advanced metering applications.  Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment.  Test segment operations represent the EMC Group, consisting primarily of ETS-Lindgren L.P. (ETS) and Lindgren R.F. Enclosures, Inc. (Lindgren).  The EMC Group is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy.  The Filtration segment’s operations consist of: PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair) and Thermoform Engineered Quality LLC (TEQ) (formerly named TekPackaging).  The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned and unmanned aircraft.

Management evaluates and measures the performance of its operating segments based on “Net Sales” and “EBIT”, which are detailed in the table below.  EBIT is defined as earnings from continuing operations before interest and taxes.

(In thousands)	Three Months ended June 30,		Nine Months ended June 30,

NET SALES	2011	2010	2011	2010
USG	$86,837	91,718	$264,018	224,950
Test	45,848	34,575	119,955	93,143
Filtration	43,641	31,289	119,037	81,475
Consolidated totals	$176,326	157,582	$503,010	399,568

EBIT
USG	$12,428	20,424	$43,597	35,615
Test	4,616	3,397	11,739	6,193
Filtration	9,595	6,072	21,604	11,419
Corporate (loss)	(5,888)	(5,891)	(18,031)	(17,173)
Consolidated EBIT	20,751	24,002	58,909	36,054
Less: Interest expense	(534)	(791)	(1,846)	(3,028)
Earnings before income taxes	$20,217	23,211	$57,063	33,026

8.      DEBT

The Company’s debt is summarized as follows:
(In thousands)	June 30, 2011	September 30, 2010
Revolving credit facility, including current portion	$139,370	154,000
Short-term borrowings and current portion of long-term debt	(50,370)	(50,000)
Total long-term debt, less current portion	$89,000	104,000

At June 30, 2011, the Company had approximately $177.0 million available to borrow under the credit facility, and a $50 million increase option, in addition to $31.8 million cash on hand.  At June 30, 2011, the Company had $139.0 million of outstanding borrowings under the credit facility and outstanding letters of credit of $13.9 million. The Company classified $50 million as the current portion of long-term debt as of June 30, 2011, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. The Company also had $0.4 million of short-term borrowings outstanding at June 30, 2011.  The Company’s ability to access the additional $50 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

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

9.      INCOME TAX EXPENSE

The third quarter 2011 effective income tax rate was 35.3% compared to 37.3% in the third quarter of 2010.  The income tax expense in the third quarter of 2010 was unfavorably impacted by a $0.3 million adjustment, net, related to fiscal year 2009 research credits, increasing the third quarter 2010 effective tax rate by 1.4%.  The effective income tax rate in the first nine months of fiscal 2011 and 2010 was 35.0% compared to 36.6% in the prior year period.  The income tax expense in the first nine months of 2011 was favorably impacted by net research tax credits of $0.4 million, reducing the rate for the first nine months of 2011 by 0.8%, as a result of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  The income tax expense in the first nine months of 2010 was unfavorably impacted by the $0.3 million adjustment discussed above, increasing the rate for the first nine months of 2010 by 1.0%.  The Company estimates the annual effective income tax rate for fiscal 2011 will be approximately 36.0%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended June 30, 2011.  The Company anticipates a $2.0 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

10.      RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and nine-month periods ended June 30, 2011 and 2010 is shown in the following table.  Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Defined benefit plans
Interest cost	$969	976	$2,867	2,928
Expected return on assets	(1,054)	(1,035)	(3,140)	(3,107)
Amortization of:
Prior service cost	3	3	9	10
Actuarial loss	289	226	885	679
Net periodic benefit cost	$207	170	$621	510

11.      DERIVATIVE FINANCIAL INSTRUMENTS

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks.  During the third quarter of 2010, the Company entered into a $60 million one-year forward interest rate swap effective October 5, 2010.  All derivative instruments are reported on the balance sheet at fair value.  The derivative instruments are designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.  Including the impact of interest rate swaps outstanding, the interest rates on approximately 40% of the Company’s total borrowings were effectively fixed as of June 30, 2011.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of June 30, 2011.

(In thousands)	Notional Amount	Average Receive Rate	Average Pay Rate	Fair Value

Interest rate swap	$60,000	0.19%	1.10%	$(143)

Fair Value of Financial Instruments

The Company’s interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of June 30, 2011:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$143	$-	$143

12.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This update requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income.   This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective applications required.  This update is not expected to have a material impact on the Company’s financial statements.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted.  References to the third quarters of 2011 and 2010 represent the fiscal quarters ended June 30, 2011 and 2010, respectively.

NET SALES
Net sales increased $18.7 million, or 11.9%, to $176.3 million in the third quarter of 2011 from $157.6 million in the third quarter of 2010. Net sales increased $103.4 million, or 25.9%, to $503.0 million in the first nine months of 2011 from $399.6 million in the prior year period.  The increase in net sales in the third quarter as compared to the prior year quarter is the result of increases in net sales in the Test and Filtration segments.  The increase in net sales in the first nine months of 2011 as compared to the prior year period is the result of increases in all three business segments: USG, Test and Filtration.

-Utility Solutions Group (USG)
Net sales decreased $4.9 million, or (5.3)%, to $86.8 million for the third quarter of 2011 from $91.7 million for the third quarter of 2010.  Net sales increased $39.0 million, or 17.3%, to $264.0 million for the first nine months of 2011 from $225.0 million in the prior year period.  The sales decrease in the third quarter of 2011 as compared to the prior year quarter was mainly due to: a $17.0 million decrease in net sales from Aclara RF mainly due to lower AMI product deliveries for the PG&E gas project ($11.5 million) and the New York City water project ($7.6 million) as these projects near completion; partially offset by a $7.7 million increase in net sales from Aclara PLS primarily due to higher shipments to Mexico’s electric utility Federal Commission of Electricity (CFE); and a $3.1 million increase in net sales from Doble due to higher product shipments.  The sales increase in the first nine months of 2011 as compared to the prior year period was due to: a $32.6 million increase in net sales from Aclara PLS primarily due to higher shipments to CFE and COOP distributors; an $11.6 million increase in net sales from Doble driven by higher product shipments; a $2.8 million increase in net sales from Aclara Software mainly due to the Xtensible acquisition (acquired September 3, 2010); partially offset by a $7.8 million decrease in net sales from Aclara RF as the PG&E gas project nears completion.

-Test
For the third quarter of 2011, net sales of $45.8 million were $11.2 million, or 32.4%, higher than the $34.6 million of net sales recorded in the third quarter of 2010.  Net sales increased $26.9 million, or 28.9%, to $120.0 million in the first nine months of 2011 from $93.1 million in the first nine months of 2010.  The sales increase for the three-month period ended June 30, 2011 as compared to the prior year quarter was mainly due to: an $8.3 million increase in net sales from the segment’s European operations primarily due to the $5.8 million sales contribution from the EMV acquisition (acquired February 28, 2011); and a $2.9 million increase in net sales from the segment’s U.S. operations mainly driven by higher shipments of shielded enclosures for the U.S. government.  The sales increase for the first nine months of 2011 compared to the prior year period was due to: a $14.2 million increase in net sales from the segment’s U.S. operations driven by higher shipments of shielded enclosures for the U.S. government; a $7.9 million increase in net sales from the segment’s European operations mainly due to the current year EMV acquisition; and a $4.8 million increase in net sales from the segment’s Asian operations due to a large chamber project in Japan.

-Filtration
For the third quarter of 2011, net sales of $43.6 million were $12.4 million, or 39.5%, higher than the $31.3 million of net sales recorded in the third quarter of 2010.  Net sales increased $37.6 million to $119.0 million for the first nine months of 2011 from $81.5 million for the first nine months of 2010.  The sales increase during the quarter ended June 30, 2011 as compared to the prior year quarter was mainly due to: $7.3 million of net sales from Crissair (Crissair was acquired effective July 31, 2010); a $2.9 million increase in net sales from TEQ due to higher shipments of its thermoscan probe cover product; a $1.6 million increase in net sales at VACCO due to higher shipments of Virginia Class submarine products and defense spares shipments; and a $0.6 million increase in net sales from PTI.  The sales increase for the first nine months of 2011 as compared to the prior year period was mainly due to: $19.5 million of net sales from Crissair; a $9.1 million increase at TEQ; a $5.8 million increase in net sales from VACCO, all due to the reasons mentioned above; and a $3.1 million increase in net sales at PTI driven by higher shipments of aerospace assemblies and elements.

ORDERS AND BACKLOG
Backlog was $387.1 million at June 30, 2011 compared with $360.6 million at September 30, 2010.  The Company received new orders totaling $176.6 million in the third quarter of 2011 compared to $150.0 million in the prior year third quarter.  New orders of $72.7 million were received in the third quarter of 2011 related to USG products, $63.9 million related to Test products, and $40.0 million related to Filtration products.   New orders of $88.6 million were received in the third quarter of 2010 related to USG products, $30.3 million related to Test products, and $31.1 million related to Filtration products.

The Company received new orders totaling $529.5 million in the first nine months of 2011 compared to $507.0 million in the prior year period.  New orders of $256.2 million were received in the first nine months of 2011 related to USG products, $154.1 million related to Test products, and $119.2 million related to Filtration products.  New orders of $303.9 million were received in the first nine months of 2010 related to USG products, $119.6 million related to Test products, and $83.4 million related to Filtration products.

The Company received orders totaling $4.0 million and $16.4 million from PG&E for AMI gas products during the three and nine-month periods ended June 30, 2011, respectively, compared to $20.8 million and $47.3 million for the three and nine-month periods ended June 30, 2010, respectively.  As of June 30, 2011, as the project nears completion, total gas project-to-date orders from PG&E for AMI gas products were approximately 4.8 million units, or $268 million.

During the third quarter of fiscal 2010, the Company announced that Southern California Gas Co. (SoCalGas), a subsidiary of Sempra Energy, had selected Aclara RF and its STAR® Network for negotiation of a definitive agreement for SoCalGas’ AMI project.  The Company finalized the definitive agreement for the project during the third quarter of fiscal 2011.  SoCalGas’ project currently includes deployment of Aclara’s integrated hardware, software and network architecture solution to approximately six million residential and most commercial natural gas customers throughout its service territory. Most of the equipment will be ordered by placement of formal purchase orders under the agreement, a process similar to procedures under previous large AMI contracts that the Company has performed.  The Company recorded approximately $15.0 million of entered orders related to this agreement during the third quarter of fiscal 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the third quarter of 2011 were $47.5 million (26.9% of net sales), compared with $38.1 million (24.2% of net sales) for the prior year quarter. For the first nine months of 2011, SG&A expenses were $134.6 million (26.8% of net sales) compared with $114.2 million (28.6% of net sales) for the prior year period.  SG&A expenses related to Crissair contributed $1.5 million and $4.2 million to the increase in the current quarter and first nine months of 2011 compared to the respective prior year periods.  The remaining increase in SG&A in the current quarter and first nine months of 2011 compared to the respective prior periods was due to increases in new product development, marketing and engineering expenses at Doble; and an increase in SG&A within the Test segment to support the international marketplace expansion.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets was $3.1 million and $8.9 million for the three and nine-month periods ended June 30, 2011, respectively, compared to $2.9 million and $8.7 million for the respective prior year periods.  Amortization of intangible assets for the three and nine-month periods ended June 30, 2011 included $1.2 million and $3.5 million, respectively, of amortization of acquired intangible assets related to recent acquisitions compared to $1.2 million and $3.5 million for the respective prior year periods.  The amortization of these acquired intangible assets is included in Corporate’s operating results; see “EBIT – Corporate”.  During the three and nine-month periods ended June 30, 2011, the Company recorded $1.2 million and $3.5 million, respectively, of amortization related to Aclara PLS TWACS NG™ software compared to $1.1 million and $3.3 million for the respective prior year periods.  The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses).

OTHER (INCOME) EXPENSES, NET
Other income, net, was $0.5 million compared to other expenses, net, of $0.6 million for the three-month periods ended June 30, 2011 and 2010, respectively.  Other income, net, was $1.0 million compared to other expenses, net, of $1.9 million for the nine-month periods ended June 30, 2011 and 2010, respectively.  The principal component of other income, net, for the quarter ended June 30, 2011 included $1.1 million representing a reduction in the earnout liability related to the Xtensible acquisition (acquired in September 2010).  There were no significant components in other expenses, net, for the three-month period ended June 30, 2010. The principal components of other income, net, for the first nine months of 2011 included: a $1.1 million reduction in the Xtensible earnout liability mentioned above and approximately $0.5 million related to the sale of technical drawings to one of VACCO’s customers. The principal component of other expenses, net, for the first nine months of 2010 included approximately $1.0 million of severance expenses.

EBIT
The Company evaluates the performance of its operating segments based on EBIT, defined below.  EBIT was $20.8 million (11.8% of net sales) for the third quarter of 2011 and $24.0 million (15.2% of net sales) for the third quarter of 2010.  For the first nine months of 2011, EBIT was $58.9 million (11.7% of net sales) compared with $36.1 million (9.0% of net sales) for the prior year period.

This Form 10-Q contains the financial measure “EBIT”, which is a non-GAAP measure. EBIT provides investors and Management with an alternative method for assessing the Company’s operating results.  The Company defines “EBIT” as earnings from continuing operations before interest and taxes.  Management evaluates the performance of its operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of the Company’s business segments by excluding interest and taxes, which are generally accounted for across the entire Company on a consolidated basis.  EBIT is also one of the measures Management uses to determine resource allocations within the Company and incentive compensation. The following table presents a reconciliation of EBIT to net earnings from continuing operations.

(In thousands)	Three Months ended June 30,	Nine Months ended June 30,

	2011	2010	2011	2010
Consolidated EBIT	$20,751	24,002	58,909	36,054
Less: Interest expense, net	(534)	(791)	(1,846)	(3,028)
Less: Income tax expense	(7,139)	(8,664)	(19,945)	(12,076)
Net earnings	$13,078	14,547	37,118	20,950

-Utility Solutions Group
EBIT in the third quarter of 2011 was $12.4 million (14.3% of net sales) compared to $20.4 million (22.3% of net sales) in the prior year quarter.  For the first nine months of 2011, EBIT was $43.6 million (16.5% of net sales) compared to $35.6 million (15.8% of net sales) in the prior year period.  The $8.0 million decrease in EBIT in the third quarter of 2011 as compared to the prior year quarter was primarily due to the lower sales volumes at Aclara RF.  The $8.0 million increase in EBIT in the first nine months of 2011 as compared to the prior year period was primarily driven by the additional sales volumes at Aclara PLS and Doble mentioned above, partially offset by the lower sales volumes at Aclara RF.

-Test
EBIT in the third quarter of 2011 was $4.6 million (10.1% of net sales) as compared to $3.4 million (9.8% of net sales) in the prior year quarter.  For the first nine months of 2011, EBIT was $11.7 million (9.8% of net sales) compared to $6.2 million (6.6% of net sales) in the prior year period.  EBIT increased $1.2 million and $5.5 million over the prior year quarter and nine-month period, respectively, mainly due to the additional sales volumes mentioned above, primarily related to the segment’s U.S., European and Asian operations.

-Filtration
EBIT was $9.6 million (22.0% of net sales) and $6.1 million (19.4% of net sales) in the third quarters of 2011 and 2010, respectively, and $21.6 million (18.1% of net sales) and $11.4 million (14.0% of net sales) in the first nine months of 2011 and 2010, respectively.  EBIT increased $3.5 million and $10.2 million over the prior year quarter and nine-month period, respectively, mainly due to additional sales volumes at VACCO, TEQ and PTI mentioned above as well as the EBIT contribution from Crissair.

-Corporate
Corporate costs included in EBIT were $5.9 million and $18.0 million for the three and nine-month periods ended June 30, 2011, respectively, compared to $5.9 million and $17.2 million for the respective prior year periods.  The increase in Corporate costs in the first nine months of 2011 as compared to the prior year period was mainly due to an increase in stock-based compensation expense and acquisition transaction costs.   In the first nine months of 2011, Corporate costs included $3.7 million of pretax stock compensation expense compared to $3.0 million in the prior year period.

INTEREST EXPENSE, NET
Interest expense was $0.5 million and $1.8 million for the three and nine-month periods ended June 30, 2011, respectively, and $0.8 million and $3.0 million for the three and nine-month periods ended June 30, 2010.   The decrease in interest expense in the third quarter and first nine months of 2011 as compared to the prior year periods was due to lower average interest rates (1.4% vs. 2.0%) and lower average outstanding borrowings ($146.0 million vs. $172.0 million) under the Company’s revolving credit facility.

INCOME TAX EXPENSE
The third quarter 2011 effective income tax rate was 35.3% compared to 37.3% in the third quarter of 2010.  The income tax expense in the third quarter of 2010 was unfavorably impacted by a $0.3 million adjustment, net, related to the fiscal year 2009 research credits, increasing the third quarter 2010 effective tax rate by 1.4%.  The effective income tax rate in the first nine months of fiscal 2011 and 2010 was 35.0% compared to 36.6% in the prior year period.  The income tax expense in the first nine months of 2011 was favorably impacted by net research tax credits of $0.4 million, reducing the rate for the first nine months of 2011 by 0.8%, as a result of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  The income tax expense in the first nine months of 2010 was unfavorably impacted by the $0.3 million adjustment discussed above, increasing the rate for the first nine months of 2010 by 1.0%.  The Company estimates the annual effective income tax rate for fiscal 2011 will be approximately 36%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended June 30, 2011.  The Company anticipates a $2.0 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

CAPITAL RESOURCES AND LIQUIDITY
Working capital (current assets less current liabilities) increased to $119.2 million at June 30, 2011 from $109.4 million at September 30, 2010. Accounts receivable increased by $3.9 million in the first nine months of 2011, primarily due to a $9.0 million increase in the Test segment driven by timing of sales and the EMV acquisition; partially offset by a $6.0 million decrease in the USG segment driven by timing of sales and increased cash collections. Inventories increased $19.2 million in the first nine months of 2011 due to a $8.6 million increase in the Test segment, a $6.0 million increase in the Filtration segment, and a $4.6 million increase in the USG segment, all to support near term demand.  Accounts payable decreased by $11.7 million in the first nine months of 2011 mainly related to a $9.0 million decrease in the USG segment due to the timing of payments to suppliers. Advance payments on long-term contracts increased $22.9 million, of which approximately $12.0 million related to advance payments received under VACCO’s Virginia Class submarine contract and $11.0 million related to advance payments received under various contracts within the Test segment.

Net cash provided by operating activities was $47.6 million and $15.9 million for the nine-month periods ended June 30, 2011 and 2010, respectively.  The increase in the first nine months of 2011 is mainly due to the increase in net earnings recorded during the period and lower operating working capital requirements.

Capital expenditures were $9.3 million and $10.1 million in the first nine months of fiscal 2011 and 2010, respectively.  The decrease in the first nine months of 2011 is mainly due to lower expenditures on manufacturing equipment within the Filtration segment as compared to the prior year period.  In addition, the Company incurred expenditures for capitalized software of $10.4 million and $6.2 million in the first nine months of 2011 and 2010, respectively.  The increase in the first nine months of 2011 is mainly due to new ERP software in the Filtration segment and increased software development in the USG segment.

The Company made $4.6 million and $1.0 million of contributions to its defined benefit plans in the first nine months of 2011 and 2010, respectively.

Credit facility
At June 30, 2011, the Company had approximately $177.0 million available to borrow under the credit facility, and a $50.0 million increase option, in addition to $31.8 million cash on hand.  At June 30, 2011, the Company had $139.0 million of outstanding borrowings under the credit facility and outstanding letters of credit of $13.9 million.  The Company classified $50.0 million as the current portion of long-term debt as of June 30, 2011, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.  Cash flow from operations and borrowings under the Company’s bank credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future.  The Company’s ability to access the additional $50 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Dividends
A dividend of $0.08 per share was paid on April 20, 2011 to stockholders of record as of April 6, 2011, totaling $2.1 million.  Subsequent to June 30, 2011, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on July 20, 2011 to stockholders of record as of July 6, 2011.

OUTLOOK
Management’s expectations for sales and EPS growth for fiscal 2011 remain consistent with the Outlook provided in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2010 which assumed sales and EPS increases of ten to fifteen percent over prior year.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This update requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income.   This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective applications required.  This update is not expected to have a material impact on the Company’s financial statements.

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include, but are not limited to, the timing associated with the recognition of compensation costs related to the Company’s share based compensation arrangements, the size of the SoCalGas project and orders under the SoCalGas agreement, those relating to the estimates or projections made in connection with the Company’s accounting policies, the timing and amount of repayment of debt, the Company’s annual effective tax rate, the reduction in the amount of unrecognized tax benefits over the next twelve months, outcome of current claims and litigation, future cash flow, capital requirements and operational needs for the foreseeable future.  Investors are cautioned that such statements are only predictions, and speak only as of the date of this report and the Company undertakes no duty to update such statements. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to: the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010; changes in requirements of SoCalGas; SoCalGas’ ability to successfully negotiate appropriate terms and conditions with other subcontractors and project participants; the performance of SoCalGas employees, vendors and other participants in connection with project responsibilities; the receipt of necessary regulatory approvals pertaining to SoCalGas’ project; technical difficulties; the Company’s successful performance of the SoCalGas agreement; impacts resulting from the Japanese earthquake; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; material changes in the costs and worldwide availability of certain electrical components and raw materials necessary for the production of the Company’s products; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal operating plans and integration of newly acquired businesses.

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

Including the impact of interest rate swaps outstanding, the interest rates on approximately 40% of the Company’s total borrowings were effectively fixed as of June 30, 2011.  The Company has determined that the market risk relating to interest rates with respect to its variable debt that is not hedged is not material.  Based on a sensitivity analysis as of June 30, 2011, the Company estimates that if market interest rates averaged one percentage point higher, the effect would be less than 2% of net earnings for the fiscal year ending September 30, 2011.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of June 30, 2011:

(In thousands)	Notional Amount	Average Receive Rate	Average Pay Rate	Fair Value

Interest rate swap	$60,000	0.19%	1.10%	$(143)

In addition, during the third quarter of 2011, the Company paid a 47.5 basis points spread on its outstanding debt. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for further discussion about market risk.

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
Incorporated by reference to Current Report on Form 8-K dated January 12, 2010, at Exhibit 4.1

*31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended June 30, 2011

*31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended June 30, 2011

*32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended June 30, 2011

*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document

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

ESCO TECHNOLOGIES INC.
/s/ Gary E. Muenster Gary E. Muenster Executive Vice President and Chief Financial Officer (As duly authorized officer and principal accounting and financial officer of the registrant)

Dated:           August 8, 2011

# # #