Form 10-K
period 2011-09-30
ESCO TECHNOLOGIES INC
filed 2011-11-29
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 1-10596

ESCO Technologies Inc.

(Exact name of registrant as specified in its charter)

Missouri	43-1554045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9900A Clayton Road St. Louis, Missouri	63124-1186
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(314) 213-7200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange, Inc.

Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check If a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of trading on March 31, 2011: $996,051,597*

*	For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

Number of shares of Common Stock outstanding at November 16, 2011: 26,676,284.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the registrant’s Annual Report to Stockholders for fiscal year ended September 30, 2011 (the “2011 Annual Report”) (Parts I and II).

2.	Portions of the registrant’s Proxy Statement dated December 21, 2011 (the “2012 Proxy Statement”) (Part III).

ESCO TECHNOLOGIES INC.

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

EMV Elektronische Messgeräte Vertriebs-GmbH

ETS Lindgren Engineering India Private Limited

ETS Lindgren Japan, Inc.

ETS Lindgren Limited

ETS-Lindgren L.P.

ETS-Lindgren OY

Lindgren R.F. Enclosures, Inc.

Filtration/Fluid Flow (“Filtration”):

Crissair, Inc.

PTI Technologies Inc. (“PTI”)

Thermoform Engineered Quality LLC (formerly named TekPackaging LLC)

VACCO Industries (“VACCO”)

The Aclara entities listed above are hereinafter collectively referred to as “Aclara”. The Doble entities listed above are hereinafter collectively referred to as “Doble”. All of the Test segment entities listed above are hereinafter collectively referred to as “ETS-Lindgren”.

The above listed operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below, and are subsidiaries of ESCO Technologies Holding Inc., a wholly-owned direct subsidiary of ESCO. ESCO and its direct and indirect subsidiaries are hereinafter collectively referred to as the “Company”. The Company’s businesses are subject to a number of risks and uncertainties, including without limitation those discussed in Item 1A. below, which is incorporated herein by reference. See also “Management’s Discussion and Analysis” appearing in the 2011 Annual Report, which is herein incorporated by reference, and “Forward-Looking Information” below.

Effective February 28, 2011, the Company acquired the capital stock of EMV Elektronische Messgeräte Vertriebs-GmbH, together with its subsidiary EMSCREEN Electromagnetic Screening GmbH (collectively, “EMV”) for approximately $5 million in cash. EMV, with operations in Taufkirchen, Germany, provides turnkey test systems and shielded environments for research, development and quality assurance testing of electronic equipment for a variety of high-tech customers throughout Europe.

PRODUCTS

The Company’s products are described below. See Note 15 of the Notes to Consolidated Financial Statements in the 2011 Annual Report for financial information regarding business segments and 10% customers, which Note is herein incorporated by reference.

UTILITY SOLUTIONS

The Utility Solutions segment accounted for approximately 50%, 57% and 60% of the Company’s total revenue in fiscal years 2011, 2010 and 2009, respectively.

Aclara PLS is a leading manufacturer of two-way power line communication systems for the electric utility industry (the “TWACS® systems”), which are composed of equipment (primarily meter modules and equipment for central stations and substations), software and support services. The TWACS® systems provide electric utilities with a proprietary communication technology for automatic meter reading, load control, interval data, outage assessment/restoration monitoring, remote service disconnect/connect, time-of-use data for critical peak pricing, tamper/theft detection and pre-paid metering. Revenue from the TWACS® systems, which may be considered a class of similar products, accounted for approximately 23%, 22% and 19% of the Company’s total revenue in fiscal years 2011, 2010 and 2009, respectively.

Aclara RF provides, through its STAR® network, wireless radio frequency (“RF”) data communications systems to gas, water and electric utilities for advanced metering infrastructure (“AMI”) applications. The STAR® network provides accurate and timely billing, high/low consumption reporting, and non-revenue water loss detection. In November 2005, Aclara RF entered into a contract with Pacific Gas & Electric Company (“PG&E”) to provide its communications system for the gas meter portion of PG&E’s AMI project. In fiscal 2011, total revenue received by the Company from PG&E for all sales was $24.0 million, representing 3.5% of the Company’s consolidated revenue. Total revenue of $321 million from this contract had been recorded from inception through September 30, 2011. Sales under this contract are currently nearing completion. In May 2011, Aclara RF signed a contract with Southern California Gas Co. (“SoCalGas”), a Sempra Energy subsidiary, to deploy its AMI system and utility data management software, system-wide. SoCalGas has announced its plans to deploy Aclara’s integrated hardware, software, and network architecture system to over six million residential, and most commercial, natural gas customers throughout its service territory. Revenue from STAR® network products, which may be considered a class of similar products, accounted for approximately 10%, 17% and 25% of the Company’s total revenue in fiscal years 2011, 2010 and 2009, respectively.

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

Doble provides electric utility customers with products and services intended to achieve the reliability and sustainability of electric power infrastructure. It combines three core elements for customers – diagnostic test instruments, expert consulting and testing services – and provides access to its large reserve of related knowledge. It has been operating for over 80 years, and serves over 5,500 companies in 100 countries. Revenue from Doble’s products and services, which may be considered a class of similar products and services, accounted for approximately 15%, 15% and 14% of the Company’s total revenue in fiscal years 2011, 2010 and 2009, respectively.

TEST

The Test segment accounted for approximately 25%, 23% and 22% of the Company’s total revenue in fiscal years 2011, 2010 and 2009, respectively.

ETS-Lindgren designs and manufactures products to measure and contain magnetic, electromagnetic and acoustic energy. It supplies customers with a broad range of isolated environments and turnkey systems, including RF test facilities, acoustic test enclosures, RF and magnetically shielded rooms, secure communication facilities and broadcast and recording studios. Many of these facilities include proprietary features such as shielded doors and windows. ETS-Lindgren also provides the design, program management, installation and integration services required to successfully complete these types of facilities.

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

FILTRATION

The Filtration segment accounted for approximately 24%, 20% and 17% of the Company’s total revenue in fiscal years 2011, 2010 and 2009, respectively.

PTI is a leading supplier of filtration products serving the commercial aerospace, military aerospace and various industrial markets. The industrial markets include chemical processing, automotive and mobile equipment. Products include filter elements, assemblies, modules, indicators and other related components. All products must meet stringent quality requirements and withstand severe operating conditions. Product applications include: hydraulic, fuel and air filtration systems for fixed wing and rotary aircraft, mobile transportation and construction equipment, aircraft engines and stationary plant equipment. PTI supplies products worldwide to original equipment manufacturers and the U.S. government under long term contracts, and to the commercial and military aftermarket through distribution channels.

VACCO supplies flow control products, valves and premium filters to the space, defense and commercial industries for use in aircraft, satellite propulsion systems, satellite launch vehicles and other space transportation systems such as the SLS (Space Shuttle’s successor). VACCO also uses its etched disc technology to produce quiet valves and manifolds for U.S. Navy applications.

Crissair, Inc. supplies a wide variety of custom and standard valves and other various components to the aerospace, defense and commercial industries. Product applications include: hydraulic, fuel and air filtration systems for commercial and military fixed wing and rotary aircraft, and defense missile systems. Crissair supplies products worldwide to original equipment manufacturers and to the U.S. Government under long term contracts and to the commercial aftermarket through distribution channels.

Thermoform Engineered Quality LLC produces highly engineered thermoformed products and packaging materials for medical, retail, food and electronic applications.

MARKETING AND SALES

The Filtration and Test segments’ products, as well as Doble’s products, generally are distributed to customers through a domestic and foreign network of distributors, sales representatives and in-house sales personnel. Aclara’s sales to investor-owned utilities are made directly to the utilities through its sales team. Aclara utilizes distributors and direct sales representatives to sell its systems to the electric utility cooperative and municipal markets, and to non investor-owned gas, water and combination utilities. Aclara’s software products are marketed utilizing its in-house sales force.

The Company’s international sales accounted for approximately $181 million (26%), $141 million (23%) and $111 million (18%) of the Company’s total revenue in the fiscal years ended September 30, 2011, 2010 and 2009, respectively. See Note 15 of the Notes to Consolidated Financial Statements in the 2011 Annual Report for financial information regarding geographic areas, which Note is herein incorporated by reference. See also Item 1A. Risk Factors for a discussion of risks of the Company’s international operations.

Some of the Company’s products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government, primarily related to the Filtration segment, accounted for approximately 10%, 8% and 5% of the Company’s total revenue in the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

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

The Company considers its patents and other intellectual property to be of significant value in each of its segments. The Utility Solutions segment owns intellectual property, including its TWACS® technology, which it deems necessary or desirable for the manufacture, use or sale of its products. No other segment is materially dependent on any single patent, group of patents or other intellectual property.

BACKLOG

Total Company backlog at September 30, 2011 was $343.1 million, representing a decrease of $17.5 million (4.9%) from the beginning of the fiscal year backlog of $360.6 million. The backlog of firm orders at September 30, 2011 and September 30, 2010, respectively, was: $125.4 million and $153.5 million for Utility Solutions; $86.9 million and $74.3 million for Test; and $130.8 million and $132.8 million for Filtration. As of September 30, 2011, it is estimated that domestic customers accounted for approximately 70% of the Company’s total firm orders, and international customers accounted for approximately 30%. Of the Company’s total backlog of orders at September 30, 2011, approximately 91% is expected to be completed in the fiscal year ending September 30, 2012.

PURCHASED COMPONENTS AND RAW MATERIALS

The Company’s products require a wide variety of components and materials. Although the Company has multiple sources of supply for most of its materials requirements, certain components and raw materials are supplied by sole source vendors, and the Company’s ability to perform certain contracts depends on their performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities. However, in each of the Company’s segments, there are instances of some risk of shortages of materials or components due to reliance on sole or limited sources of supply. See Item 1A. Risk Factors.

In the Utility Solutions segment, in addition to its internal manufacturing of RF end-products, Aclara RF has contracts with three independent manufacturers which produce and supply a significant amount of such end-products, as well as contracts with several critical suppliers of raw material incorporated into such end-products. Aclara PLS has arrangements with three independent manufacturers which produce and supply substantially all of Aclara PLS’s power-line end-products. Aclara PLS also contracts with certain critical raw material suppliers, directing the supply terms of such raw material to Aclara PLS’s contract manufacturers.

Two of these contract manufacturers, which support both Aclara RF and Aclara PLS, are industry leaders with worldwide operations. Each of these manufacturers is directed by Aclara to purchase certain unique raw material components from suppliers designated by Aclara. The Company believes that the above-described manufacturers and suppliers will be reliable sources for Aclara’s end-products for the foreseeable future.

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

The Filtration segment purchases supplies from a wide array of vendors. In most instances, multiple vendors of raw materials are screened during a qualification process to ensure that there will not be an interruption of supply should one of them discontinue operations. Nonetheless, in some situations, there is a risk of shortages due to reliance on a limited number of suppliers or because of price fluctuations due to the nature of the raw materials. For example, aerospace-grade titanium, an important raw material for VACCO, Crissair and PTI, may continue to sometimes be in short supply.

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

Primary competitors of Aclara in the utility communications market include Itron, Inc., Silver Spring Networks, Landis+Gyr, Cannon Technologies Inc., Sensus Metering Systems Inc., Trilliant Inc., Elster Electricity, L.L.C., Comverge, Inc., Neptune Technology Group, e-Meter Corporation, Oracle Corporation, APOGEE Interactive Inc., Opower, Inc., Ecologic Analytics, LLC, SmartSynch, Inc. and Tantalus Systems Corp. OMICRON Electronics Corp. USA has for some time been a primary competitor of Doble in the international market, and has increased competition in the North America market. OMICRON has the ability to heavily fund research and development. In addition, Megger Group Limited has emerged as a significant competitor to Doble.

The Test segment is the global leader in the EM shielding market. Significant competitors in this served market include TDK RF Solutions Inc., Albatross GmbH, IMEDCO AG and Cuming Corporation.

Primary competitors of the Filtration segment include Pall Corporation, Moog, Inc., SoFrance, Clarcor Inc., PneuDraulics and the Lee Company.

RESEARCH AND DEVELOPMENT

Research and development and the Company’s technological expertise are important factors in the Company’s business. Research and development programs are designed to develop technology for new products or to extend or upgrade the capability of existing products, and to enhance their commercial potential.

The Company performs research and development at its own expense, and also engages in research and development funded by customers. For the fiscal years ended September 30, 2011, 2010 and 2009, total Company-sponsored research and development expenses were approximately $33.5 million, $32.2 million and $32.0 million, respectively. Total customer-sponsored research and development expenses were approximately $8.5 million, $4.0 million and $2.9 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. All of the foregoing expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $11.5 million, $13.3 million and $14.4 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

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

EMPLOYEES

As of October 31, 2011, the Company employed approximately 2,480 persons.

FINANCING

The Company maintains a $330 million five-year revolving credit facility with a $50 million increase option. The facility is available for direct borrowings and/or the issuance of letters of credit, and is provided by a group of sixteen banks, led by PNC Bank (successor to National City Bank) as agent, with a maturity of November 30, 2012. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The Company’s ability to access the $50 million increase option of the facility is subject to acceptance by the participating banks or other outside banks. See “Management’s Discussion and Analysis – Bank Credit Facility” in the 2011 Annual Report, and Note 9 of the Notes to Consolidated Financial Statements in the 2011 Annual Report, which information is herein incorporated by reference.

HISTORY OF THE BUSINESS

ESCO was incorporated in Missouri in August 1990 as a wholly owned subsidiary of Emerson Electric Co. (“Emerson”) to be the indirect holding company for several Emerson subsidiaries, which were primarily in the defense business. Ownership of ESCO and its subsidiaries was distributed on October 19, 1990 by Emerson to its shareholders through a special distribution. Since that time, through a series of acquisitions and divestitures, the Company has shifted its primary focus from defense contracting to the production and supply of engineered products and systems marketed to utility, industrial, aerospace and commercial users. Effective July 10, 2000, ESCO changed its name from ESCO Electronics Corporation to ESCO Technologies Inc. In fiscal year 2011, ESCO acquired EMV Elektronische Messgeräte Vertriebs-GmbH. In fiscal year 2010, ESCO acquired Crissair, Inc. and Xtensible Solutions, Inc. In fiscal year 2008, ESCO acquired Doble Engineering Company, and sold the filtration business of Filtertek Inc. See Notes 2 and 3 of the Notes to Consolidated Financial Statements in the 2011 Annual Report, which Notes are herein incorporated by reference.

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

Item 1A. Risk Factors

This Form 10-K, including Item 1 “Business,” Item 2 “Properties”, Item 3 “Legal Proceedings” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (incorporated by reference to “Management’s Discussion and Analysis” appearing in the 2011 Annual Report), contains “forward-looking statements” within the meaning of the safe harbor provisions of the federal securities laws. In addition to the risks and uncertainties discussed elsewhere in this Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statements.

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

If there is a worsening of global and U.S. economic and financial market conditions and additional tightening of global credit markets, as currently experienced in Greece and certain other European countries, many of the Company’s customers may further delay or reduce their purchases of its products. The current uncertainties in the global economy may cause the utility industry to experience shortages in available credit, which could limit capital spending. To the extent this problem affects customers of the Utility Solutions segment, the sales and profits of this segment could be adversely affected. Likewise, if the Company’s suppliers face challenges in obtaining credit, they may have to increase their prices or become unable to continue to offer the products and services the Company uses to manufacture its products, which could have an adverse effect on its business, results of operations and financial condition.

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

INCREASES IN PRICES OF RAW MATERIAL AND COMPONENTS, AND DECREASED AVAILABILITY OF SUCH ITEMS, COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS.

The cost of raw materials and product components is a major element of the total cost of many of the Company’s products. For example, the Test segment’s critical components rely on purchases of raw materials from third parties. Increases in the prices of raw materials (such as steel, copper, nickel, zinc, wood and petrochemical products) could have an adverse impact on business by, among other things, increasing costs and reducing margins.

In addition, the Company’s reliance on sole or limited sources of supply of raw materials and components in each of its segments could adversely affect the business. Weather-created disruptions in supply, in addition to affecting costs, could impact the Company’s ability to procure an adequate supply of these raw materials and components, and delay or prevent deliveries of products to customers. For example, currently Aclara is reliant on contract manufacturing plants located in Thailand for the supply of certain critical electronic components, and the recent flooding there may impede Aclara’s ability to timely obtain these components.

Further, much of Doble’s equipment in the hands of customers for their use are in the maturity of their life cycles, which creates the risk that replacement components may be unavailable or available only at increased costs.

ECONOMIC, POLITICAL AND OTHER RISKS OF THE COMPANY’S INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT BUSINESS.

In fiscal 2011, approximately 26% of the Company’s sales were made to international customers. An economic downturn or an adverse change in the political situation in certain foreign countries in which the Company does business could cause a decline in revenues and adversely affect the Company’s financial condition. For example, the Test segment does significant business in Asia and Europe.

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

SALES OF GOVERNMENT PRODUCTS DEPEND UPON CONTINUED GOVERNMENT FUNDING.

During the past three fiscal years, from 5% to 10% of the Company’s revenues have been generated from sales to the U.S. Government or its contractors. These sales are dependent on continuous government funding of its programs. There could be reductions or terminations of the government funding on programs which are applicable to the Company or its customers. These funding effects could adversely affect the Company’s sales and profit, and could bring about a restructuring of Company operations, which could result in an adverse effect on its financial condition or results of operations.

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

For example, a substantial portion of PTI’s revenue is generated from commercial aviation aftermarket sales. As certain aircraft are retired and replaced by newer aircraft, there could be a corresponding decrease in sales associated with the Company’s current products. Such a decrease could adversely affect the Company’s operating results. In addition, if the Government cuts back the space program (for example, the successor to the Space Shuttle), VACCO’s sales of space products would be reduced, and its revenues could be adversely affected.

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

CHANGES IN TESTING STANDARDS COULD ADVERSELY IMPACT TEST SEGMENT AND UTILITY SOLUTIONS SEGMENT SALES.

A significant portion of the business of the Test and Utility Solutions segments involves sales to technology customers, which result from these customers needing to meet specific international and domestic test standards. If demand for product testing from these customers decreases, the Company’s business could be adversely affected. Likewise, if regulatory agencies eliminate or reduce certain domestic or international test standards, the Company’s sales could be adversely affected. For example, if it were determined that there is no need to include Wi-Fi technology in mobile phones, there may be no need for certain testing on mobile phones. Also, if a regulatory authority relaxes the test standards for certain electronic devices because they do not interfere with the broadcast spectrum, sales of certain Company products could be reduced.

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

ENVIRONMENTAL OR REGULATORY REQUIREMENTS COULD INCREASE EXPENSES AND ADVERSELY AFFECT PROFITABILITY.

The Company’s operations and properties are subject to U.S. and foreign environmental laws and regulations governing, among other things, the generation, storage, emission, discharge, transportation, treatment and disposal of hazardous materials and the clean up of contaminated properties. These regulations, and changes therein, could increase the cost of compliance. Failure to comply could result in the imposition of significant fines, suspension of production, alteration of product processes, cessation of operations or other actions, which could materially and adversely affect the Company’s business, financial condition and results of operations. For example, the Company is currently involved as a responsible party in several on-going investigations and remediations of contaminated third-party owned properties. Future costs associated with these situations are difficult to quantify. These and any future costs associated with environmental issues currently unknown could have a significant effect on the Company’s financial condition. See Item 1, Business-Environmental Matters for a discussion of these factors.

COMPETITION IS BROADLY BASED AND GLOBAL IN SCOPE.

The Company faces competition from a large number of manufacturers and distributors for nearly all of its products. Some of the Company’s competitors are larger, more diversified corporations, global in scope, with greater financial, marketing, production and research and development resources. If the Company cannot compete successfully against current or future competitors, it could have a material adverse effect on the Company’s business, financial condition and results of operations. See Item 1, Business—Competition for further discussion of these factors.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts and projections about the Company’s performance and the industries in which the Company operates, the amount and timing of 2012 revenues and EPS, adequacy of the Company’s credit facilities and future cash flows, the anticipated size of SoCalGas’ deployment, the anticipated timing of deliveries by VACCO for the U.S. Navy’s Virginia Class submarine program and the anticipated timing and value of deliveries for the U.S. Army’s T-700 valve program, the outcome of current litigation, claims and charges, the anticipated timing and amount of lost deferred tax assets, continued reinvestment of foreign earnings, the accuracy of the Company’s estimates utilized in software revenue recognition, the accuracy of the Company’s estimates utilized to project costs at completion in the Test segment and Filtration segment, income tax liabilities, the effective tax rate, the amount, timing and ability to use net research tax credits, the timing and amount of the reduction of unrecognized tax benefits, repayment of debt within the next twelve months, the recognition of costs related to share-based compensation arrangements, future costs relating to environmental matters, share repurchases, investments, sustained performance improvement, performance improvement initiatives, growth opportunities, new product development, the Company’s ability to increase shareholder value, acquisitions, and the beliefs and assumptions of Management contained in the letter “To Our Shareholders”, and “Management’s Discussion and Analysis” in the 2011 Annual Report, and other statements contained herein which are not strictly historical are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that such statements are only predictions, speak only as of the date of this report, and the Company undertakes no duty to update. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment including, but not limited to those described herein under “Item 1A. Risk Factors”, and the following: changes in requirements or financial constraints impacting SoCalGas; the receipt of necessary regulatory approvals pertaining to SoCalGas’ project; the impacts of natural disasters such as flooding in Thailand on the availability of certain component parts; the timing and content of future customer orders; termination for convenience of customer contracts; timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal operating plans.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company’s principal buildings contain approximately 1,135,400 square feet of floor space.

Approximately 682,900 square feet are owned by the Company and approximately 452,500 square feet are leased. See Note 7 of the Notes to Consolidated Financial Statements in the 2011 Annual Report, which information is herein incorporated by reference. The principal plants and offices are as follows:

Location	Size (Sq. Ft.)	Owned/Leased	Lease Expiration Date	Principal Use (Operating Segment)
Oxnard, CA	127,400	Owned		Management, Engineering and Manufacturing (Filtration)
Cedar Park, TX	118,000	Owned		Management, Engineering and Manufacturing (Test)
Cleveland, OH	111,300	Leased	9-1-2019 (two 5-year renewal options)	Management, Engineering and Manufacturing (Utility Solutions)
South El Monte, CA	100,100	Owned		Management, Engineering and Manufacturing (Filtration)
Durant, OK	100,000	Owned		Manufacturing (Test)
Huntley, IL	85,000	Owned		Management and Manufacturing (Filtration)
Watertown, MA	78,500	Owned		Management, Engineering and Manufacturing (Utility Solutions)
St. Louis, MO	71,600	Leased	3-31-2013 (one 5-year renewal option)	Management and Engineering (Utility Solutions)
Glendale Heights, IL	59,400	Leased	3-31-2015 (one 5-year renewal option)	Management, Engineering and Manufacturing (Test)
Beijing, China	50,600	Leased	December, 2011	Manufacturing (Test)
Eura, Finland	40,900	Owned		Management, Engineering and Manufacturing (Test)
Palmdale, CA	39,100	Leased	7-31-2015 (five 1-year renewal options)	Management, Engineering and Manufacturing (Filtration)
St. Louis, MO	33,000	Owned		Management and Engineering (Utility Solutions)
Minocqua, WI	30,200	Leased	3-31-2013 (two 3-year renewal options)	Engineering and Manufacturing (Test)
St. Louis, MO	20,700	Leased	8-31-2015 (one 5-year renewal option)	ESCO Headquarters
Wellesley, MA	18,500	Leased	9-30-2012	Management and Engineering (Utility Solutions)

Morrisville, NC	16,700	Leased	3-31-2014 (one 3-year renewal option)	Management (Utility Solutions)
Taufkirchen, Germany	13,700	Leased	12-1-2015	Management and Engineering (Test)
Stevenage, England	12,200	Leased	8-11-2017 (option to terminate in 2012)	Management, Engineering and Manufacturing (Test)
Kesselsdorf, Germany	8,500	Leased	5-31-2012	Management, Engineering and Manufacturing (Utility Solutions)

The Company believes its buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for the Company’s current production requirements and other needs.

Item 3. Legal Proceedings

As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. With respect to claims and litigation asserted or commenced against the Company, it is the opinion of management that final judgments, if any, which might be rendered against the Company are not likely to have a material adverse effect on its financial condition or results of operation.

Item 4. (Removed and Reserved)

Executive Officers of the Registrant

The following sets forth certain information as of November 24, 2011 with respect to ESCO’s executive officers. These officers have been elected to terms which expire at the first meeting of the Board of Directors after the next annual meeting of Stockholders.

Name	Age	Position(s)

Victor L. Richey, Jr.*	54	Chairman, President and Chief Executive Officer

Gary E. Muenster	51	Executive Vice President and Chief Financial Officer, and Director

Alyson S. Barclay	52	Senior Vice President, Secretary and General Counsel

*	Also Chairman of the Executive Committee of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

Since April 2003, Mr. Richey has been Chairman and Chief Executive Officer of ESCO. Since October 2006, he has also been President.

Mr. Muenster was Senior Vice President and Chief Financial Officer of ESCO from November 2005 until February 2008. Since the latter date, he has been Executive Vice President and Chief Financial Officer. Since February 2011, he has been a Director.

Ms. Barclay was Vice President, Secretary and General Counsel of ESCO from October 1999 until November 2008. Since the latter date, she has been Senior Vice President, Secretary and General Counsel.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this item is incorporated herein by reference to Notes 10, 11 and 17 of the Notes to Consolidated Financial Statements, “Common Stock Market Price” and “Shareholders’ Summary—Capital Stock Information” appearing in the 2011 Annual Report. As of November 16, 2011, there were approximately 2,370 record holders of Common Stock (including Company employees holding shares under the Employee Stock Purchase Plan). No cash dividends on the Common Stock were paid for fiscal year 2009. However, the Board of Directors, on November 12, 2009, adopted a resolution to initiate quarterly cash dividends payable at an annual rate of $0.32 per share on the Common Stock. The first quarterly dividend of $0.08 per share was paid on January 19, 2010 to stockholders of record as of January 4, 2010. These dividends of $0.08 per share per quarter are being paid and will be paid until such time as the Board of Directors may terminate or amend the dividend declaration.

ISSUER PURCHASES OF EQUITY SECURITIES*:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2011	0	N.A.	0	$30 Million
August 1-31, 2011	0	N.A.	0	$30 Million
Sep. 1-30, 2011	0	N.A.	0	$30 Million
Total	0	N.A.	0	$30 Million

*	In July 2010, the Board of Directors authorized a new common stock repurchase program (the “2010 Program”) for a maximum total value of $30 million. The 2010 Program will expire September 30, 2012. The pre-existing stock repurchase program, having a maximum total value of $30 million, was superseded and cancelled by the 2010 Program. There currently is no repurchase program which the Company has determined to terminate prior to the program’s expiration, or under which the Company does not intend to make further purchases.

Item 6. Selected Financial Data

The information required by this item is incorporated herein by reference to “Five-Year Financial Summary” and Notes 2 and 3 of the Notes to Consolidated Financial Statements appearing in the 2011 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis” appearing in the 2011 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to “Market Risk Analysis” and “Quantitative And Qualitative Disclosures About Market Risk” in “Management’s Discussion and Analysis” appearing in the 2011 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company on pages 25 through 46 and the report thereon of KPMG LLP, an independent registered public accounting firm, appearing on page 49 of the 2011 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting and the attestation report thereon of KPMG LLP are incorporated herein by reference to pages 48 and 49, respectively, in the 2011 Annual Report.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding nominees and directors appearing under “Nominees and Continuing Directors” in the 2012 Proxy Statement is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this Form 10-K. Information regarding the Audit and Finance Committee and its members appearing under “Board of Directors and Committees” and under the separate section “Committees” in the 2012 Proxy Statement is hereby incorporated by reference.

Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement is hereby incorporated by reference.

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

Item 11. Executive Compensation

Information appearing under “Board of Directors and Committees,” “Director Compensation”, “Executive Compensation” (including but not limited to the information set forth under “Compensation Discussion And Analysis” and under “Summary Compensation Table” through the information under “Potential Payments Upon Termination Or Change In Control”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2012 Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding beneficial ownership of shares of common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent stockholders appearing under “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2012 Proxy Statement is hereby incorporated by reference.

Equity Compensation Plan Information:

The following table summarizes certain information regarding Common Shares that may be issued by the Company pursuant to its equity compensation plans existing as of September 30, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)		(b)		(c)
Equity compensation plans approved by security holders (2)	921,962	(3)	$35.58	(4)	1,470,514	(5)(6)

Equity compensation plans not approved by security holders	0		N/A		160,658	(7)

Total	921,962		N/A		1,631,172

(1)	Number of Common Shares is subject to adjustment for any future changes in capitalization for stock splits, stock dividends and similar events.
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
(3)	Includes 241,646 Common Shares and 245,262 Common Shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the Company’s 2001 Stock Incentive Plan and 2004 Incentive Compensation Plan, respectively.
(4)	Does not include the Common Shares listed in footnote (3) above, for which there are no exercise prices.
(5)	Represents Common Shares under the 2004 Incentive Compensation Plan.
(6)	Does not include shares that may be purchased on the open market pursuant to the Company’s Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants may elect to have up to 10% of their current salary or wages withheld and contributed to one or more independent trustees for the purchase of Common Shares. At the discretion of an officer of the Company, the Company or a domestic subsidiary or division may contribute cash in an amount not to exceed 20% of the amounts contributed by participants. The total number of Common Shares purchased with the Company’s matching contributions, however, may not exceed 200,000. As of September 30, 2011, 90,571 shares had been purchased with the Company’s matching funds.
(7)	Represents Common Shares issuable pursuant to the Compensation Plan for Non-Employee Directors (the “Compensation Plan”), which provides for each director to be paid (in addition to other fees) an annual retainer fee payable partially in cash and partially in Common Shares. Periodically, the Committee determines the amount of the retainer fee and the allocation of the fee between cash and Common Shares. The maximum number of Common Shares available for distribution under the Compensation Plan is 400,000 shares. The stock portion of the retainer fee is distributable in quarterly installments. Directors may elect to defer receipt of all of their cash compensation and/or all of the stock portion of the retainer fee. The deferred amounts are credited to the director’s deferred compensation account in stock equivalents. Deferred amounts are distributed in Common Shares or cash at such future dates as specified by the director unless distribution is accelerated in certain circumstances, including a change in control of the Company. The stock portion which has been deferred may only be distributed in Common Shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding the Company’s directors, nominees for directors and members of the committees of the board of directors, and their status of independence appearing under “Board of Directors and Committees” and under “Committees” in the 2012 Proxy Statement is hereby incorporated by reference.

There was no transaction since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

The Company has implemented a written policy to ensure that all “Interested Transactions” with “Related Parties” will be at arm’s length and on terms generally available to an unaffiliated third-party under the same or similar circumstances. Interested Transactions are any Company transactions in which any Related Party has or will have a direct or indirect interest. Related Parties are executive officers, directors, director nominees and persons owning more than 5% of Company common stock, or any immediate family member of such parties. The policy contains procedures requiring Related Parties to notify the Company of potential Interested Transactions and for the Nominating and Corporate Governance Committee (“Committee”) to review and approve or disapprove of such transaction. The Committee will consider whether the Interested Transaction with a Related Party is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances. If advance Committee approval is not feasible or is not obtained, the policy requires submission of the transaction to the Committee after the fact, and the Committee is empowered to approve, ratify, amend, rescind or terminate the transaction. In such event, the Committee will also request the General Counsel to evaluate the Company’s controls and procedures to ascertain whether any changes to the policy are recommended. See the information appearing under “Related Person Transactions and Procedures” in the 2012 Proxy Statement, which is herein incorporated by reference.

Item 14. Principal Accounting Fees and Services

Information regarding the Company’s independent registered public accounting firm, its fees and services, and the Company’s Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services appearing under “Independent Registered Public Accounting Firm Services And Fees” in the 2012 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report:

1.	The Consolidated Financial Statements of the Company on pages 15 through 46 and the Report of Independent Registered Public Accounting Firm thereon of KPMG LLP appearing on page 49 of the 2011 Annual Report.

2.	Financial statement schedules have been omitted because the subject matter is disclosed elsewhere in the financial statements and notes thereto, not required or not applicable, or the amounts are not sufficient to require submission.

3.	Exhibits:

Exhibit Number	Description	Filed Herewith or Incorporated by Reference to Document Indicated By Footnote

3.1	Restated Articles of Incorporation	Incorporated by Reference, Exhibit 3(a)[1]

3.2	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by Reference, Exhibit 4(e)[2]

3.3	Articles of Merger effective July 10, 2000	Incorporated by Reference, Exhibit 3(c)[3]

3.4	Bylaws, as amended and restated	Incorporated by Reference, Exhibit 3.4[4]

3.5	Amendment to Bylaws effective February 2, 2007	Incorporated by Reference, Exhibit 3.5[30]

3.6	Amendment to Bylaws effective November 9, 2007	Incorporated by Reference, Exhibit 3.1[23]

4.1	Specimen revised Common Stock Certificate	Incorporated by Reference, Exhibit 4.1[34]

4.2	Credit Agreement dated as of November 30, 2007 among the Registrant, National City Bank and the lenders from time to time parties thereto.	Incorporated by Reference, Exhibit 4.1[31]

4.3	Amendment No. 1 to the Agreement listed at 4.2 above, with retroactive effect to November 12, 2009 among the Registrant, the lenders from time to time parties thereto, and PNC Bank, National Association (successor to National City Bank)	Incorporated by Reference, Exhibit 4.1[32]

10.1	Form of Indemnification Agreement with each of ESCO’s directors	Incorporated by Reference, Exhibit 10(k)[7]

10.2	Supplemental Executive Retirement Plan as amended and restated as of August 2, 1993*	Incorporated by Reference, Exhibit 10(n)[8]

10.3	Second Amendment to Supplemental Executive Retirement Plan effective May 1, 2001*	Incorporated by Reference, Exhibit 10.4[9]

10.4	Directors’ Extended Compensation Plan*	Incorporated by Reference, Exhibit 10(o)[8]

10.5	First Amendment to Directors’ Extended Compensation Plan effective January 1, 2000*	Incorporated by Reference, Exhibit 10.11[10]

10.6	Second Amendment to Directors’ Extended Compensation Plan effective April 1, 2001*	Incorporated by Reference, Exhibit 10.7[9]

10.7	1994 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.1[11]

10.8	Amendment to 1994 Stock Option Plan effective July 18, 2002*	Incorporated by Reference, Exhibit 10(b)[12]

10.9	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.15[10]

10.10	Severance Plan adopted as of August 10, 1995 (as restated February 5, 2002)*	Incorporated by Reference, Exhibit 10[13]

10.11	Amendment to 1994 Stock Option Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.12[4]

10.12	1999 Stock Option Plan (as amended and restated effective October 16, 2000)*	Incorporated by Reference, Exhibit 10.2[11]

10.13	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.3[11]

10.14	Amendment to 1999 Stock Option Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.15[4]

10.15	Employment Agreement with Executive Officer*[14]	Incorporated by Reference, Exhibit 10(bb)[1]

10.16	Amendment to Employment Agreement with Executive Officer*[15]	Incorporated by Reference, Exhibit 10.18[9]

10.17	Executive Stock Purchase Plan*	Incorporated by Reference, Exhibit 10.24[10]

10.18	Compensation Plan For Non-Employee Directors*	Incorporated by Reference, Exhibit 10.22[9]

10.19	2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit B[16]

10.20	Form of Incentive Stock Option Agreement*	Incorporated by Reference, Exhibit 10.24[17]

10.21	Form of Non-qualified Stock Option Agreement*	Incorporated by Reference, Exhibit 10.25[17]

10.22	Form of Notice of Award–Performance–Accelerated Restricted Stock under 2004 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10[36]

10.23	Form of Supplemental Executive Retirement Plan Agreement *	Incorporated by Reference, Exhibit 10.28[17]

10.24	Amendment to 2001 Stock Incentive Plan effective August 7, 2003*	Incorporated by Reference, Exhibit 10.29[4]

10.25	Sixth Amendment and Restatement of Employee Stock Purchase Plan effective as of October 15, 2003*	Incorporated by Reference, Appendix C[18]

10.26	Second Amendment to Employment Agreement with V.L. Richey, Jr. *	Incorporated by Reference, Exhibit 10.1[19]

10.27	Second Amendment to Employment Agreement with G.E. Muenster (identical document with A.S. Barclay)*	Incorporated by Reference, Exhibit 10.2[19]

10.28	2004 Incentive Compensation Plan*	Incorporated by Reference, Appendix B[18]

10.29	Fourth Amendment to Employment Agreement with A.S. Barclay*	Incorporated by Reference, Exhibit 10.1[21]

10.30	Performance Compensation Plan Amended and Restated as of November 25, 2002*	Incorporated by Reference, Exhibit 10.2[20]

10.31	Fourth Amendment to Incentive Compensation Plan for Executive Officers*	Incorporated by Reference, Exhibit 10.31[35]

10.32	Eighth Amendment to Performance Compensation Plan*	Incorporated by Reference, Exhibit 10.32[35]

10.33	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.6[20]

10.34	Form of Non-qualified Stock Option Agreement under 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.7[20]

10.35	Form of Incentive Stock Option Agreement under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.8[20]

10.36	Form of Non-qualified Stock Option Agreement under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.9[20]

10.37	Second Amendment to 2001 Stock Incentive Plan effective August 3, 2006*	Incorporated by Reference, Exhibit 10.39[22]

10.38	First Amendment to 2004 Incentive Compensation Plan effective August 3, 2006*	Incorporated by Reference, Exhibit 10.40[22]

10.39	Employment Agreement with C.J. Kretschmer effective October 1, 2006*	Incorporated by Reference, Exhibit 10.41[22]

10.40	Form of Exhibits (“Non-Compete” and “Change of Control”) to Option Agreements listed as 10.33 and 10.34, above*	Incorporated by Reference, Exhibit 10.42[24]

10.41	Third Amendment to Directors’ Extended Compensation Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.43[24]

10.42	Second Amendment to 2004 Incentive Compensation Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.44[24]

10.43	Third Amendment to 2001 Stock Incentive Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.45[24]

10.44	First Amendment to Incentive Compensation Plan for Executive Officers effective October 3, 2007*	Incorporated by Reference, Exhibit 10.46[24]

10.45	Amendment to 1999 Stock Option Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.47[24]

10.46	Amendment to Severance Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.48[24]

10.47	Amendment to Performance Compensation Plan effective October 3, 2007*	Incorporated by Reference, Exhibit 10.49[24]

10.48	Amendment to Compensation Plan for Non-Employee Directors effective October 3, 2007*	Incorporated by Reference, Exhibit 10.50[24]

10.49	Form of Notice of Award (2009) – Performance Accelerated Restricted Stock under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.51[29]

10.50	Third Amendment to Employment Agreement with V.L. Richey, Jr. * [25]	Incorporated by Reference, Exhibit 10.1[26]

10.51	Fourth Amendment to Employment Agreement with G.E. Muenster*	Incorporated by Reference, Exhibit 10.1[27]

10.52	Third Amendment to 2004 Incentive Compensation Plan effective October 1, 2007*	Incorporated by Reference, Appendix A[28]

10.53	Fourth Amendment to 2001 Stock Incentive Plan effective October 1, 2007*	Incorporated by Reference, Appendix B[28]

10.54	Amendment to 1999 Stock Option Plan effective October 3, 2007*	Incorporated by Reference, Appendix C[28]

10.55	Second Amendment to Incentive Compensation Plan for Executive Officers effective November 12, 2009*	Incorporated by Reference, Exhibit 10.55[6]

10.56	Board Committee Resolutions Regarding Interpretation of 1999, 2001 and 2004 Compensation Plans*	Incorporated by Reference, Exhibit 10.1[5]

10.57	Fifth Amendment to 1999 Stock Option Plan *	Incorporated by Reference, Exhibit 10.2[5]

10.58	Fifth Amendment to 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.3[5]

10.59	Fourth amendment to 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.4[5]

10.60	Sixth Amendment to 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.5[5]

10.61	Compensation Recovery Policy*	Incorporated by Reference, Exhibit 10.6[5]

10.62	Form of Notice of Award –Performance-Accelerated Restricted Stock under 2001 Stock Incentive Plan*	Incorporated by Reference, Exhibit 10.7[5]

10.63	Form of Exhibits (“Non-Compete”, “Compensation Recovery Policy” and “Clawback”) to Incentive Stock Option Agreements and Non-qualified Stock Option Agreements under 2001 Stock Incentive Plan and 2004 Incentive Compensation Plan*	Incorporated by Reference, Exhibit 10.8[5]

10.64	Seventh Amendment to Performance Compensation Plan*	Incorporated by Reference, Exhibit 10.9[5]

10.65	Third Amendment to Incentive Compensation Plan for Executive Officers*	Incorporated by Reference, Exhibit 10.10[5]

10.66	Board Actions Regarding Compensation for Non-Employee Directors

13	The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2011:

• Management’s Discussion and Analysis (pgs. 14-24)

• Consolidated Financial Statements (pgs. 25-46)

•    Management’s Report on Internal Control over Financial Reporting (p. 48)

•    Report of Independent Registered Public Accounting Firm (p. 49)

•    Five-year Financial Summary (p. 50)

•    Common Stock Market Price (p. 50)

•    Shareholders’ Summary–Capital Stock Information (p. 52)

21	Subsidiaries of ESCO

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

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

[26]	Incorporated by reference to Current Report on Form 8-K dated December 31, 2007, at the Exhibit indicated.
[27]	Incorporated by reference to Current Report on Form 8-K dated February 6, 2008, at the Exhibit indicated.
[28]	Incorporated by reference to Notice of Annual Meeting of the Stockholders and Proxy Statement dated December 20, 2007, at the Appendix indicated.
[29]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2008, at the Exhibit indicated.
[30]	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2006, at the Exhibit indicated.
[31]	Incorporated by reference to Current Report on Form 8-K dated November 30, 2007, at the Exhibit indicated.
[32]	Incorporated by reference to Current Report on Form 8-K dated January 12, 2010, at the Exhibit indicated.
[33]	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2010, at the Exhibit indicated.
[34]	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2010, at the Exhibit indicated.
[35]	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2010, at the Exhibit indicated.
[36]	Incorporated by reference to Form 10-Q for the fiscal quarter ended September 30, 2010, at the Exhibit indicated.
*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this Part IV.
(b)	Exhibits: Reference is made to the list of exhibits in this Part IV, Item 15(a)3 above.
(c)	Financial Statement Schedules: Reference is made to Part IV, Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCO TECHNOLOGIES INC.

Date: November 29, 2011	By /s/ V.L. Richey, Jr.
V.L. Richey, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 29, 2011, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ V.L. Richey, Jr.	Chairman, President, Chief Executive Officer and Director
V.L. Richey, Jr.

/s/ G.E. Muenster	Executive Vice President, Chief Financial Officer and
G.E. Muenster	Director, Principal Accounting Officer

/s/ J.M. McConnell	Director
J.M. McConnell

/s/ L.W. Solley	Director
L.W. Solley

/s/ J.M. Stolze	Director
J.M. Stolze

/s/ D.C. Trauscht	Director
D.C. Trauscht

/s/ J.D. Woods	Director
J.D. Woods

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

10.66	Board Actions Regarding Compensation for Non-Employee Directors.

13

The following-listed sections of the Annual Report to Stockholders for the year ended September 30, 2011:

•    Management’s Discussion and Analysis (pgs. 14-24)

•    Consolidated Financial Statements (pgs. 25-46)

•    Management’s Report on Internal Control over Financial Reporting (p. 48)

•    Report of Independent Registered Public Accounting Firm (p. 49)

•    Five-year Financial Summary (p. 50)

•    Common Stock Market Price (p. 50)

•    Shareholders’ Summary–Capital Stock Information (p. 52)

21	Subsidiaries of ESCO

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

See Item 15(a)3 for a list of exhibits incorporated by reference.