Form 10-Q
period 2011-12-31
ESCO TECHNOLOGIES INC
filed 2012-02-08
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)
9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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

Large accelerated filer	X	Accelerated filer

Non- accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2012
Common stock, $.01 par value per share	26,684,284 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

Three Months Ended December 31,

	2011	2010

Net sales	$152,925	159,936
Costs and expenses:
Cost of sales	92,721	97,483
Selling, general and administrative expenses	48,690	43,645
Amortization of intangible assets	3,153	2,853
Interest expense, net	491	774
Other (income) expenses, net	(472)	(618)
Total costs and expenses	144,583	144,137

Earnings before income taxes	8,342	15,799
Income tax expense	3,135	4,986
Net earnings	$5,207	10,813

Earnings per share:
Basic – Net earnings	$0.20	0.41

Diluted – Net earnings	$0.19	0.40

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2011	September 30, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$28,626	34,158
Accounts receivable, net	127,077	144,083
Costs and estimated earnings on long-term contracts, less progress billings of $26,925 and $11,416, respectively	14,545	12,974
Inventories	107,303	96,986
Current portion of deferred tax assets	20,558	20,630
Other current assets	20,047	19,523
Total current assets	318,156	328,354

Property, plant and equipment, net	73,079	73,067
Intangible assets, net	231,291	231,848
Goodwill	361,436	361,864
Other assets	15,965	16,704
Total assets	999,927	1,011,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$129,646	50,000
Accounts payable	44,680	54,037
Advance payments on long-term contracts, less costs incurred of $20,322 and $30,925, respectively	27,180	23,667
Accrued salaries	17,893	26,040
Current portion of deferred revenue	19,891	24,499
Accrued other expenses	25,639	27,594
Total current liabilities	264,929	205,837
Pension obligations	32,973	33,439
Deferred tax liabilities	86,361	85,313
Other liabilities	13,078	11,538
Long-term debt, less current portion	-	75,000
Total liabilities	397,341	411,127
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	-	-
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 29,994,210 and 29,956,904 shares, respectively	300	300
Additional paid-in capital	276,099	275,807
Retained earnings	406,314	403,241
Accumulated other comprehensive loss, net of tax	(20,744)	(19,191)
	661,969	660,157
Less treasury stock, at cost: 3,316,926 and 3,320,926 common shares, respectively	(59,383)	(59,447)
Total shareholders' equity	602,586	600,710
Total liabilities and shareholders’ equity	$999,927	1,011,837

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
Three Months Ended December 31,

	2011	2010
Cash flows from operating activities:
Net earnings	$5,207	10,813
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	6,014	5,537
Stock compensation expense	1,139	1,232
Changes in current assets and liabilities	(11,240)	(1,262)
Effect of deferred taxes	1,120	666
Change in deferred revenue and costs, net	(2,359)	4,427
Pension contributions	(610)	(3,400)
Other	211	1,127
Net cash (used) provided by operating activities	(518)	19,140
Cash flows from investing activities:
Additions to capitalized software	(2,946)	(2,668)
Capital expenditures	(3,087)	(2,661)
Net cash used by investing activities	(6,033)	(5,329)
Cash flows from financing activities:
Proceeds from debt revolver	21,646	9,533
Principal payments on debt revolver	(17,000)	(18,000)
Dividends paid	(2,134)	(2,122)
Other	63	462
Net cash provided (used) by financing activities	2,575	(10,127)
Effect of exchange rate changes on cash and cash equivalents	(1,556)	(344)
Net (decrease) increase in cash and cash equivalents	(5,532)	3,340
Cash and cash equivalents, beginning of period	34,158	26,508
Cash and cash equivalents, end of period	$28,626	29,848

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The Company’s business is typically not impacted by seasonality; however, the results for the three-month period ended December 31, 2011 are not necessarily indicative of the results for the entire 2012 fiscal year.  References to the first quarters of 2012 and 2011 represent the fiscal quarters ended December 31, 2011 and 2010, respectively.

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

Three Months Ended December 31,

2011	2010

Weighted Average Shares Outstanding - Basic	26,671	26,540
Dilutive Options and Restricted Shares	186	276

Adjusted Shares - Diluted	26,857	26,816

Options to purchase 143,501 shares of common stock at prices ranging from $32.55 - $45.81 and options to purchase 437,264 shares of common stock at prices ranging from $35.69 - $54.88 were outstanding during the three-month periods ended December 31, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014. Approximately 309,000 and 238,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended December 31, 2011 and 2010, respectively, based upon the application of the treasury stock method.

3.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Stock Option Plans
The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of the Company’s stock calculated over the expected term of the option.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.  The expected dividend yield is based on historical dividend rates.  There were no stock option grants during the first three months of fiscal 2012. Pretax compensation expense related to stock option awards was zero and $0.1 million for the three-month periods ended December 31, 2011 and 2010, respectively.

Information regarding stock options awarded under the option plans is as follows:

Shares	Weighted Avg. Price	Aggregate Intrinsic Value (in millions)	Weighted Avg. Remaining Contractual Life

Outstanding at October 1, 2011	435,054	$35.58
Granted	-	-
Exercised	(2,500)	$14.77	$-
Cancelled / Expired	(198,982)	$45.35
Outstanding at December 31, 2011	233,572	$27.49	$1.4	1.2 years

Exercisable at December 31, 2011	231,904	$27.45	$1.4

Performance-Accelerated Restricted Share Awards
Pretax compensation expense related to the restricted share awards was $1.0 million and $1.0 million for the three-month periods ended December 31, 2011 and 2010, respectively. There have been no changes in the amount of non-vested shares since September 30, 2011.  There were 486,908 non-vested shares outstanding as of December 31, 2011.

Non-Employee Directors Plan
Pretax compensation expense related to the non-employee director grants was $0.1 million and $0.1 million for the three-month periods ended December 31, 2011 and 2010, respectively.

The total share-based compensation cost that has been recognized in results of operations and included within selling, general and administrative expenses (SG&A) was $1.1 million and $1.2 million for the three-month periods ended December 31, 2011 and 2010, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.4 million and $0.5 million for the three-month periods ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was $8.8 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

4.    INVENTORIES

Inventories consist of the following:
(In thousands)	December 31, 2011	September 30, 2011

Finished goods	$36,888	30,192
Work in process, including long-term contracts	28,631	23,139
Raw materials	41,784	43,655
Total inventories	$107,303	96,986

5.      COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended December 31, 2011 and 2010 was $3.7 million and $10.6 million, respectively.  For the three-month period ended December 31, 2011, the Company’s comprehensive income was negatively impacted by foreign currency translation adjustments of $1.5 million.  For the three-month period ended December 31, 2010, the Company’s comprehensive income was negatively impacted by foreign currency translation adjustments of $0.3 million and favorably impacted by interest rate swap gains of $0.1 million.

6.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company has three reporting segments: Utility Solutions Group (USG), RF Shielding and Test (Test) and Filtration/Fluid Flow (Filtration).  The USG segment’s operations consist of:  Aclara Technologies LLC (Aclara), which was formed from the December 31, 2011 merger of Aclara Power-Line Systems Inc., Aclara RF Systems Inc., and Aclara Software Inc.; and Doble Engineering Company (Doble). Aclara is a proven supplier of special purpose fixed-network communications systems for electric, gas and water utilities, including hardware and software to support advanced metering applications.  Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment.  Test segment operations represent the EMC Group, consisting primarily of ETS-Lindgren L.P. (ETS) and Lindgren R.F. Enclosures, Inc. (Lindgren).  The EMC Group is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy.  The Filtration segment’s operations consist of: PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair) and Thermoform Engineered Quality LLC (TEQ).  The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned and unmanned aircraft.

Management evaluates and measures the performance of its operating segments based on “Net Sales” and “EBIT”, which are detailed in the table below.  EBIT is defined as earnings from continuing operations before interest and taxes.

(In thousands)	Three Months ended December 31,

NET SALES	2011	2010
USG	$70,349	92,189
Test	39,354	32,004
Filtration	43,222	35,743
Consolidated totals	$152,925	159,936

EBIT
USG	$4,966	15,355
Test	1,947	1,909
Filtration	8,236	5,475
Corporate (loss)	(6,316)	(6,166)
Consolidated EBIT	8,833	16,573
Less: Interest expense	(491)	(774)
Earnings before income taxes	$8,342	15,799

Non-GAAP Financial Measures

The financial measure “EBIT” is presented in the above table and elsewhere in this Report.  EBIT is not recognized in accordance with U.S. generally accepted accounting principles (“GAAP”).  However, management believes that EBIT is useful in assessing the operational profitability of the Company’s business segments because they exclude interest and taxes, which are generally accounted for across the entire Company on a consolidated basis.  EBIT is also one of the measures used by management in determining resource allocations within the Company as well as incentive compensation.

The Company believes that the presentation of EBIT provides important supplemental information to investors by facilitating comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.  However, the Company’s non-GAAP financial measures may not be comparable to other companies’ non-GAAP financial performance measures.  Furthermore, the use of non-GAAP financial measures is not intended to replace any measures of performance determined in accordance with GAAP.

7.      DEBT

The Company’s debt is summarized as follows:
(In thousands)	December 31, 2011	September 30, 2011
Revolving credit facility, including current portion	$129,646	125,000
Current portion of long-term debt	(129,646)	(50,000)
Total long-term debt, less current portion	$-	75,000

At December 31, 2011, the Company had approximately $186.0 million available to borrow under the credit facility, and a $50 million increase option, in addition to $28.6 million cash on hand.  At December 31, 2011, the Company had $129.0 million of outstanding borrowings under the credit facility and outstanding letters of credit of $14.4 million. The Company classified all of its outstanding debt as the current portion of long-term debt as of December 31, 2011, as it becomes due within one year (November 2012). The Company also had $0.6 million of short-term borrowings outstanding at December 31, 2011.  The Company’s ability to access the additional $50 million increase option of the credit facility is subject to acceptance by participating or other outside banks.  The Company intends to refinance its credit facility during 2012.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 15 to 25 basis points per year on the unused portion.  The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election.  The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity.  The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio. At December 31, 2011, the Company was in compliance with all debt covenants.
8.      INCOME TAX EXPENSE

The first quarter 2012 effective income tax rate was 37.6% compared to 31.6% in the first quarter of 2011.  The loss of state research credit carryforwards resulting from the merger of certain subsidiaries of the Company unfavorably impacted the first quarter 2012 income tax expense by $0.2 million and the effective tax rate by 2.4%.  On December 17, 2010, the President signed into law the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 which reinstated the research credit retroactive to January 1, 2010.  This favorably impacted the first quarter 2011 income tax expense by a $0.4 million, net, research credit reducing the 2011 first quarter effective income tax rate by 2.8%.  The Company estimates the fiscal 2012 effective tax rate will be approximately 34.0%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended December 31, 2011.  The Company anticipates a $1.8 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

9.      RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three -month periods ended December 31, 2011 and 2010 is shown in the following table.  Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended December 31,
(In thousands)	2011	2010
Defined benefit plans
Interest cost	$905	928
Expected return on assets	(1,021)	(1,032)
Amortization of:
Prior service cost	3	3
Actuarial loss	363	356
Net periodic benefit cost	$250	255

10.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted.  References to the first quarters of 2012 and 2011 represent the fiscal quarters ended December 31, 2011 and 2010, respectively.

OVERVIEW
In the first quarter of 2012, sales, net earnings and diluted earnings per share were $152.9 million, $5.2 million and $0.19 per share, respectively, compared to $159.9 million, $10.8 million and $0.40 per share in the first quarter of 2011.  These results reflect the timing of new projects and the wind-down of certain projects in the Utility Solutions Group and are consistent with previously communicated expectations for 2012.  The Company’s financial position remains strong.

NET SALES
Net sales decreased $7.0 million, or 4.4%, to $152.9 million in the first quarter of 2012 from $159.9 million in the first quarter of 2011. The decrease in net sales in the first quarter of 2012 as compared to the prior year first quarter was due to a $21.9 million decrease in the USG segment; partially offset by a $7.5 million increase in net sales in the Filtration segment and a $7.4 million increase in net sales in the Test segment.

-Utility Solutions Group (USG)
Net sales decreased $21.9 million, or 23.6%, to $70.3 million for the first quarter of 2012 from $92.2 million for the first quarter of 2011.  The sales decrease in the first quarter of 2012 as compared to the prior year first quarter was mainly due to:  a $23.2 million decrease in net sales from Aclara mainly driven by lower Advanced Metering Infrastructure (AMI) product deliveries for the New York City water project ($8.8 million), the PG&E gas project ($5.1 million) and the Mexican Federal Commission of Electricity (CFE) electric project ($10.5 million) as these projects near completion.

-Test
For the first quarter of 2012, net sales of $39.4 million were $7.4 million, or 23.1%, higher than the $32.0 million of net sales recorded in the first quarter of 2011.  The sales increase for the first quarter of 2012 as compared to the prior year first quarter was mainly due to: an $8.5 million increase in net sales from the segment’s European operations partially due to the $3.2 million sales contribution from the EMV acquisition (acquired February 28, 2011); and several large chamber projects in Finland and the United Kingdom.

-Filtration
For the first quarter of 2012, net sales of $43.2 million were $7.5 million, or 21.0%, higher than the $35.7 million of net sales recorded in the first quarter of 2011.  The sales increase during the first quarter of 2012 as compared to the prior year first quarter was mainly due to:  a $2.2 million increase in net sales from TEQ due to higher shipments of its ear thermometer probe cover project; a $2.0 million increase in net sales at VACCO due to higher shipments of its space products; a $1.9 million increase in net sales at Crissair mainly due to price increases on its products; and a $1.4 million increase in net sales at PTI due to higher shipments of aerospace elements and couplings.

ORDERS AND BACKLOG
Backlog was $393.9 million at December 31, 2011 compared with $343.1 million at September 30, 2011.  The Company received new orders totaling $203.7 million in the first quarter of 2012 compared to $185.8 million in the prior year first quarter.  New orders of $109.7 million were received in the first quarter of 2012 related to USG products, $45.6 million related to Test products, and $48.4 million related to Filtration products.   New orders of $102.0 million were received in the first quarter of 2011 related to USG products, $48.4 million related to Test products, and $35.4 million related to Filtration products.

In June 2011, the Company finalized a definitive agreement with Southern California Gas Co. (SoCalGas), a subsidiary of Sempra Energy, for its AMI project.  SoCalGas’ project includes plans to deploy Aclara’s integrated hardware, software and network architecture solution to over six million residential and most commercial natural gas customers throughout its service territory.  Most of the equipment will be ordered by placement of formal purchase orders under the agreement.  The Company received $33.1 million in orders from SoCalGas in the first quarter of 2012.  As of December 31, 2011, total orders received from SoCalGas were approximately $53 million.

The Company received orders totaling $6.1 million and $6.9 million from PG&E for AMI gas products during the first quarters of 2012 and 2011, respectively.  As of December 31, 2011, as the project nears completion, total gas project-to-date orders from PG&E for AMI gas products were approximately 4.9 million units, or $274 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the first quarter of 2012 were $48.7 million (31.8% of net sales), compared with $43.6 million (27.3% of net sales) for the prior year first quarter. The increase in SG&A in the current quarter compared to the respective prior year quarter was due to an increase within the Test segment due to the EMV acquisition (acquired February 28, 2011); increases in new product development, marketing and engineering expenses at Doble; an increase in engineering expenses from Aclara for new Smart Grid applications and advanced networking capabilities; and new product development costs in Filtration for additional Space product applications and additional content on Airbus platforms.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets was $3.2 million and $2.9 million for the first quarters of 2012 and 2011, respectively.  Amortization of intangible assets for the first quarters of 2012 and 2011 included $1.2 million for both periods, respectively, of amortization of acquired intangible assets related to recent acquisitions.  The amortization of these acquired intangible assets is included in Corporate’s operating results; see “EBIT – Corporate”.  During the first quarters of 2012 and 2011, the Company recorded $1.2 million for both periods, respectively, of amortization related to Aclara’s TWACS NG™ software.  The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses).

OTHER (INCOME) EXPENSES, NET
Other income, net, was $0.5 million and $0.6 million for the first quarters of 2012 and 2011, respectively.  The principal component of other income, net, for the first quarters of 2012 and 2011, respectively, included approximately $0.5 million related to the sale of technical drawings to one of VACCO’s customers in both periods.

EBIT
The Company evaluates the performance of its operating segments based on EBIT, which is a non-GAAP financial measure.  Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above.  EBIT was $8.8 million (5.8% of net sales) for the first quarter of 2012 and $16.6 million (10.4% of net sales) for the first quarter of 2011.

The following table presents a reconciliation of EBIT to net earnings from continuing operations.

(In thousands)	Three Months ended December 31,

	2011	2010
Consolidated EBIT	$8,833	16,573
Less: Interest expense, net	(491)	(774)
Less: Income tax expense	(3,135)	(4,986)
Net earnings	$5,207	10,813

-Utility Solutions Group
EBIT in the first quarter of 2012 was $5.0 million (7.1% of net sales) compared to $15.4 million (16.7% of net sales) in the prior year first quarter.  The $10.4 million decrease in EBIT in the first quarter of 2012 as compared to the prior year first quarter was mainly due to Aclara’s $23.2 million decrease in sales due to the wind-down of certain projects as mentioned above and additional investments in SG&A.

-Test
EBIT in the first quarter of 2012 was $1.9 million (4.9% of net sales) compared to $1.9 million (6.0% of net sales) in the prior year first quarter.  EBIT increased $1.4 million from the segment’s European operations mainly due to higher sales volumes offset by a $1.4 million decrease from the segment’s Asian and U.S. operations including additional investments in SG&A.

-Filtration
EBIT in the first quarter of 2012 was $8.2 million (19.1% of net sales) compared to $5.5 million (15.3% of net sales) in the prior year first quarter.  EBIT increased $2.7 million over the prior year first quarter mainly due to the additional sales volumes mentioned above.

-Corporate
Corporate costs included in EBIT were $6.3 million and $6.2 million for the first quarters of 2012 and 2011, respectively.  The increase in Corporate costs in the first quarter of 2012 as compared to the prior year first quarter was mainly due to an increase in acquisition transaction costs.

INTEREST EXPENSE, NET
Interest expense was $0.5 million and $0.8 million for the first quarters of 2012 and 2011, respectively.  The decrease in interest expense in the first quarter of 2012 as compared to the prior year first quarter was due to lower average interest rates and lower average outstanding borrowings under the Company’s revolving credit facility.

INCOME TAX EXPENSE
The first quarter 2012 effective income tax rate was 37.6% compared to 31.6% in the first quarter of 2011.  The loss of state research credit carryforwards resulting from the merger of certain subsidiaries of the Company unfavorably impacted the first quarter 2012 income tax expense by $0.2 million and the effective tax rate by 2.4%.  On December 17, 2010, the President signed into law the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 which reinstated the research credit retroactive to January 1, 2010.  This favorably impacted the first quarter 2011 income tax expense by a $0.4 million, net, research credit reducing the 2011 first quarter effective income tax rate by 2.8%.  The Company estimates the fiscal 2012 effective tax rate will be approximately 34.0%.

There was no material change in the unrecognized tax benefits of the Company during the first quarter of 2012.  The Company anticipates a $1.8 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

The Company’s foreign subsidiaries have accumulated unremitted earnings of $32.2 million and cash of $20.1 million at December 31, 2011.  No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely.  In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $5.2 million would be due, which would correspondingly reduce the Company’s net earnings.  No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

CAPITAL RESOURCES AND LIQUIDITY
The Company’s overall financial position and liquidity remains strong.  Working capital (current assets less current liabilities) decreased to $53.2 million at December 31, 2011 from $122.5 million at September 30, 2011, primarily as a result of the classification of all outstanding debt as current, as discussed below.  Accounts receivable decreased by $17.0 million in the first quarter of 2012, primarily due to a $9.0 million decrease in the USG segment and a $5.9 million decrease in the Filtration segment, both driven by timing of sales and increased cash collections.  Inventories increased $10.3 million in the first quarter of 2012 due to a $4.7 million increase in the Test segment, a $3.1 million increase in the Filtration segment and a $2.5 million increase in the USG segment, all to support near term demand.  Short-term borrowings and current maturities of long-term debt increased $79.6 million in the first three months of 2012 due to the classification of all outstanding debt as current as of December 31, 2011 as the credit facility expires in November 2012.  The Company intends to refinance its credit facility during 2012.   Accounts payable decreased by $9.4 million in the first quarter of 2012 mainly related to a $4.6 million decrease in the USG segment due to the timing of payments to suppliers.

Net cash used by operating activities was $0.5 million compared to net cash provided by operating activities of $19.1 million for the first quarters of 2012 and 2011, respectively. The decrease in the first quarter 2012 is mainly due to lower net earnings recorded during the quarter and higher operating working capital requirements, discussed above.

Capital expenditures were $3.1 million and $2.7 million in the first quarters of 2012 and 2011, respectively.  In addition, the Company incurred expenditures for capitalized software of $2.9 million and $2.7 million in the first quarters of 2012 and 2011, respectively.

The Company made $0.6 million and $3.4 million of contributions to its defined benefit plans in the first quarters of 2012 and 2011, respectively.

Credit facility
At December 31, 2011, the Company had approximately $186.0 million available to borrow under the credit facility, and a $50.0 million increase option, in addition to $28.6 million cash on hand.  At December 31, 2011, the Company had $129.0 million of outstanding borrowings under the credit facility and outstanding letters of credit of $14.4 million.  The Company classified all of its outstanding debt as the current portion of long-term debt as of December 31, 2011, as it becomes due within one year (November 2012). The Company intends to refinance its credit facility during 2012.   Cash flow from operations and borrowings under the Company’s bank credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future.  The Company’s ability to access the additional $50 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Dividends
A dividend of $0.08 per share was paid on October 20, 2011 to stockholders of record as of October 6, 2011, totaling $2.1 million.  Subsequent to December 31, 2011, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on January 20, 2012 to stockholders of record as of January 6, 2012.

OUTLOOK
Management’s expectations for sales and EPS growth for fiscal 2012 remain consistent with the Outlook provided in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2011 which assumed revenues to increase in the low-to-mid single digits and EPS growth of five to ten percent over the prior year.

CRITICAL ACCOUNTING POLICIES
Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate.  Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate.  The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include, but are not limited to, 2012 sales and EPS, the ability of the Company to refinance its credit facility in 2012, the timing associated with the recognition of compensation costs related to the Company’s share based compensation arrangements, the size of the SoCalGas project and orders under the SoCalGas agreement, those relating to the estimates or projections made in connection with the Company’s accounting policies, the timing and amount of repayment of debt, the Company’s annual effective tax rate, the reduction in the amount of unrecognized tax benefits over the next twelve months, the outcome of current claims and litigation, future cash flow, capital requirements, operational needs for the foreseeable future and the impact of ASU 2011-05 on the Company’s financial statements.  Investors are cautioned that such statements are only predictions, and speak only as of the date of this report and the Company undertakes no duty to update such statements. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to: the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011; changes in requirements of SoCalGas;  the performance of SoCalGas employees, vendors and other participants in connection with project responsibilities; the receipt of necessary regulatory approvals pertaining to SoCalGas’ project; technical difficulties; the Company’s successful performance of the SoCalGas agreement; impacts of flooding in Thailand; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; material changes in the costs and worldwide availability of certain electrical components and raw materials necessary for the production of the Company’s products; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal operating plans and integration of newly acquired businesses.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks.  During the third quarter of 2010, the Company entered into a $60 million one-year forward interest rate swap effective October 5, 2010.  This interest rate swap expired in October 2011.  All derivative instruments are reported on the balance sheet at fair value.  The derivative instruments are designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.  There were no outstanding derivative financial instruments as of December 31, 2011.  There has been no material change to the Company’s market risks since September 30, 2011.  Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for further discussion about market risk.

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

PART II.                 OTHER INFORMATION

ITEM 6.                 EXHIBITS

Exhibit Number

3.1	Restated Articles of Incorporation	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1999, Exhibit 3(a) (File No. 1-10596)

3.2	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2000, Exhibit 4(e) (File No. 1-10596)

3.3	Articles of Merger effective July 10, 2000	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2000, Exhibit 3(c) (File No. 1-10596)

3.4	Bylaws, as amended and restated as of July 10, 2000	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2003, Exhibit 3.4 (File No. 1-10596)

3.5	Amendment to Bylaws effective as of February 2, 2007	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2006, Exhibit 3.5 (File No. 1-10596)

3.6	Amendment to Bylaws effective as of November 9, 2007	Incorporated by reference to Current Report on Form 8-K dated November 12, 2007, Exhibit 3.1

4.1	Specimen revised Common Stock Certificate	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2010, Exhibit 4.1

4.2	Credit Agreement dated as of November 30, 2007 among the Registrant, National City Bank and the lenders from time to time parties thereto	Incorporated by reference to Current Report on Form 8-K dated November 30, 2007, Exhibit 4.1

4.3
Amendment No. 1 to the Agreement listed at 4.2 above, with retroactive effect to November 12, 2009 among the Registrant, the lenders from time to time parties thereto, and PNC Bank, National Association (successor to National City Bank)
Incorporated by reference to Current Report on Form 8-K dated January 12, 2010, Exhibit 4.1

*31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended December 31, 2011

*31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended December 31, 2011

*32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended December 31, 2011

*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act, and is otherwise not subject to liability under these sections.  The financial information contained in the XBRL – related documents is “unaudited” or “unreviewed”.

* Denotes filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCO TECHNOLOGIES INC.
/s/ Gary E. Muenster Gary E. Muenster Executive Vice President and Chief Financial Officer (As duly authorized officer and principal accounting and financial officer of the registrant)

Dated:           February 8, 2012