Form 10-Q
period 2012-03-31
ESCO TECHNOLOGIES INC
filed 2012-05-10
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)
9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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

Large accelerated filer	X	Accelerated filer

Non- accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2012
Common stock, $.01 par value per share	26,730,324shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

Three Months Ended March 31,

	2012	2011

Net sales	$173,863	166,748
Costs and expenses:
Cost of sales	105,967	98,594
Selling, general and administrative expenses	47,944	43,409
Amortization of intangible assets	3,254	3,035
Interest expense, net	470	538
Other (income) expenses, net	(376)	125
Total costs and expenses	157,259	145,701

Earnings before income taxes	16,604	21,047
Income tax expense	6,402	7,820
Net earnings	$10,202	13,227

Earnings per share:
Basic – Net earnings	$0.38	0.50

Diluted – Net earnings	$0.38	0.49

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

Six Months Ended March 31,

	2012	2011

Net sales	$326,788	326,684
Costs and expenses:
Cost of sales	198,688	196,077
Selling, general and administrative expenses	96,634	87,054
Amortization of intangible assets	6,407	5,888
Interest expense, net	961	1,312
Other (income) expenses, net	(848)	(493)
Total costs and expenses	301,842	289,838

Earnings before income taxes	24,946	36,846
Income tax expense	9,537	12,806
Net earnings	$15,409	24,040

Earnings per share:
Basic – Net earnings	$0.58	0.91

Diluted – Net earnings	$0.57	0.90

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2012	September 30, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$27,071	34,158
Accounts receivable, net	136,425	144,083
Costs and estimated earnings on long-term contracts, less progress billings of $20,994 and $11,416, respectively	9,636	12,974
Inventories	111,532	96,986
Current portion of deferred tax assets	20,562	20,630
Other current assets	22,463	19,523
Total current assets	327,689	328,354

Property, plant and equipment, net	73,269	73,067
Intangible assets, net	231,872	231,848
Goodwill	361,786	361,864
Other assets	17,746	16,704
Total assets	$1,012,362	1,011,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$126,365	50,000
Accounts payable	51,662	54,037
Advance payments on long-term contracts, less costs incurred of $29,476 and $30,925, respectively	20,949	23,667
Accrued salaries	21,059	26,040
Current portion of deferred revenue	23,211	24,499
Accrued other expenses	27,088	27,594
Total current liabilities	270,334	205,837
Pension obligations	32,476	33,439
Deferred tax liabilities	85,385	85,313
Other liabilities	11,676	11,538
Long-term debt, less current portion	-	75,000
Total liabilities	399,871	411,127
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	-	-
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,037,750 and 29,956,904 shares, respectively	300	300
Additional paid-in capital	276,850	275,807
Retained earnings	414,382	403,241
Accumulated other comprehensive loss, net of tax	(19,732)	(19,191)
	671,800	660,157
Less treasury stock, at cost: 3,312,426 and 3,320,926 common shares, respectively	(59,309)	(59,447)
Total shareholders' equity	612,491	600,710
Total liabilities and shareholders’ equity	$1,012,362	1,011,837

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
Six Months Ended March 31,

	2012	2011
Cash flows from operating activities:
Net earnings	$15,409	24,040
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,327	11,333
Stock compensation expense	2,261	2,494
Changes in current assets and liabilities	(16,343)	1,411
Effect of deferred taxes	140	(940)
Change in deferred revenue and costs, net Pension contributions	(1,580)	2,268
	(1,340)	(4,010)
Other	(9)	(629)
Net cash provided by operating activities	10,865	35,967
Cash flows from investing activities:
Acquisition of business/minority interest, net of cash acquired	(1,345)	(3,732)
Additions to capitalized software	(6,751)	(7,867)
Capital expenditures	(6,152)	(5,636)
Net cash used by investing activities	(14,248)	(17,235)
Cash flows from financing activities:
Proceeds from long-term debt	39,365	22,508
Principal payments on long-term debt	(38,000)	(33,000)
Dividends paid	(4,268)	(4,247)
Other	(258)	949
Net cash used by financing activities	(3,161)	(13,790)
Effect of exchange rate changes on cash and cash equivalents	(543)	1,154
Net (decrease) increase in cash and cash equivalents	(7,087)	6,096
Cash and cash equivalents, beginning of period	34,158	26,508
Cash and cash equivalents, end of period	$27,071	32,604

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

The Company’s business is typically not impacted by seasonality; however, the results for the three and six-month periods ended March 31, 2012 are not necessarily indicative of the results for the entire 2012 fiscal year.  References to the second quarters of 2012 and 2011 represent the fiscal quarters ended March 31, 2012 and 2011, respectively.

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

On February 7, 2012, the Company acquired a minority interest in Calico Energy, Inc. (Calico) for $1.3 million in cash.  Calico, headquartered in Seattle, WA is a provider of demand response software used in smart grid deployments and will be offered in connection with Aclara’s Smart Communications Network solution.  This investment is accounted for under the cost method and is classified as a long-term other asset on the Company’s consolidated balance sheet as of March 31, 2012.

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

	Three Months Ended March 31,		Six Months Ended March 31,

	2012	2011	2012	2011
Weighted Average Shares Outstanding - Basic	26,706	26,583	26,689	26,562
Dilutive Options and Restricted Shares	279	300	251	285
Adjusted Shares - Diluted	26,985	26,883	26,940	26,847

Options to purchase 124,654 shares of common stock at prices ranging from $35.69 - $45.20 and options to purchase 255,462 shares of common stock at prices ranging from $37.54 - $54.88 were outstanding during the three-month periods ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014. Approximately 232,000 and 210,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended March 31, 2012 and 2011, respectively, based upon the application of the treasury stock method.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Stock Option Plans
The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of the Company’s stock calculated over the expected term of the option.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.  The expected dividend yield is based on historical dividend rates.  There were no stock option grants during the first six months of fiscal 2012. Pretax compensation expense related to stock option awards was zero for the three and six-month periods ended March 31, 2012, respectively, and $0.1 million and $0.2 million for the respective prior year periods.

Information regarding stock options awarded under the option plans is as follows:

	Shares	Weighted Avg. Price	Aggregate Intrinsic Value (in millions)	Weighted Avg. Remaining Contractual Life

Outstanding at October 1, 2011	435,054	$35.58
Granted	-	$-
Exercised	(94,136)	$14.66	$1.9
Cancelled / Expired	(202,616)	$45.33
Outstanding at March 31, 2012	138,302	$35.63	$0.3	1.3 years

Exercisable at March 31, 2012	137,635	$35.65	$ 0.3

Performance-Accelerated Restricted Share Awards
Pretax compensation expense related to the restricted share awards was $1.0 million and $2.0 million for the three and six-month periods ended March 31, 2012, respectively, and $1.0 million and $2.0 million for the respective prior year periods. There have been no changes in the amount of non-vested shares since September 30, 2011.  There were 486,908 non-vested shares outstanding as of March 31, 2012.

Non-Employee Directors Plan
Pretax compensation expense related to the non-employee director grants was $0.1 million and $0.2 million for the three and six-month periods ended March 31, 2012, respectively, and $0.2 million and $0.3 million for the respective prior year periods.

The total share-based compensation cost that has been recognized in results of operations and included within selling, general and administrative expenses (SG&A) was $1.1 million and $2.3 million for the three and six-month periods ended March 31, 2012, respectively, and $1.3 million and $2.5 million for the three and six-month periods ended March 31, 2011, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.4 million and $0.9 million for the three and six-month periods ended March 31, 2012, respectively, and $0.5 million and $1.0 million for the three and six-month periods ended March 31, 2011, respectively.  As of March 31, 2012, there was $7.8 million of total unrecognized compensation cost related to share-based compensation arrangements.  That cost is expected to be recognized over a remaining weighted-average period of 1.9 years.

5.    INVENTORIES

Inventories consist of the following:
(In thousands)	March 31, 2012	September 30, 2011

Finished goods	$36,612	30,192
Work in process, including long-term contracts	30,308	23,139
Raw materials	44,612	43,655
Total inventories	$111,532	96,986

6.      COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended March 31, 2012 and 2011 was $11.2 million and $14.8 million, respectively.  Comprehensive income for the six-month periods ended March 31, 2012 and 2011 was $14.9 million and $25.3 million, respectively.  For the six-month period ended March 31, 2012, the Company’s comprehensive income was negatively impacted by foreign currency translation adjustments of $0.5 million.  For the six-month period ended March 31, 2011, the Company’s comprehensive income was positively impacted by foreign currency translation adjustments of $1.2 million and interest rate swap gains of $0.1 million.
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

(In thousands)	Three Months ended March 31,		Six Months ended March 31,

NET SALES	2012	2011	2012	2011
USG	$74,475	84,992	$144,824	177,182
Test	50,483	42,103	89,837	74,106
Filtration	48,905	39,653	92,127	75,396
Consolidated totals	$173,863	166,748	$326,788	326,684

EBIT
USG	$9,101	15,814	$14,067	31,169
Test	4,775	5,214	6,722	7,123
Filtration	9,468	6,534	17,704	12,009
Corporate (loss)	(6,270)	(5,977)	(12,586)	(12,143)
Consolidated EBIT	17,074	21,585	25,907	38,158
Less: Interest expense	(470)	(538)	(961)	(1,312)
Earnings before income taxes	$16,604	21,047	$24,946	36,846

Non-GAAP Financial Measures

The financial measure “EBIT” is presented in the above table and elsewhere in this Report.  EBIT on a consolidated basis is a non-GAAP financial measure.  Management believes that EBIT is useful in assessing the operational profitability of the Company’s business segments because it excludes interest and taxes, which are generally accounted for across the entire Company on a consolidated basis.  EBIT is also one of the measures used by management in determining resource allocations within the Company as well as incentive compensation.

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

8.      DEBT

The Company’s debt is summarized as follows:
(In thousands)	March 31, 2012	September 30, 2011
Total borrowings, including current portion	$126,365	125,000
Short-term borrowings and current portion of long-term debt	(126,365)	(50,000)
Total long-term debt, less current portion	$-	75,000

At March 31, 2012, the Company had approximately $189.0 million available to borrow under the credit facility, and a $50 million increase option, in addition to $27.1 million cash on hand.  At March 31, 2012, the Company had $126.0 million of outstanding borrowings under the credit facility and outstanding letters of credit of $14.7 million.  The Company classified all of its outstanding debt as the current portion of long-term debt as of March 31, 2012, as it becomes due within one year (November 2012).  The Company also had $0.4 million of short-term borrowings outstanding at March 31, 2012.  The Company’s ability to access the additional $50 million increase option of the credit facility is subject to acceptance by participating or other outside banks.  The Company intends to refinance its credit facility prior to June 30, 2012.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 15 to 25 basis points per year on the unused portion.  The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election.  The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity.  The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio.  At March 31, 2012, the Company was in compliance with all debt covenants.

9.      INCOME TAX EXPENSE

The second quarter 2012 effective income tax rate was 38.6% compared to 37.2% in the second quarter of 2011.  The effective income tax rate in the first six months of 2012 was 38.2% compared to 34.7% in the prior year period.  The income tax expense in the second quarter and first six months of 2012 was unfavorably impacted by correcting a $0.5 million deferred tax asset initially recorded in purchase accounting, which increased the second quarter and year-to-date effective tax rate by 3.2% and 2.1%, respectively.  The income tax expense in the first six months of 2011 was favorably impacted by net research tax credits of $0.4 million, reducing the rate for the first six months of 2011 by 1.2%, as a result of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  The Company estimates the annual effective income tax rate for fiscal 2012 will be approximately 35%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended March 31, 2012.  The Company anticipates a $1.8 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

10.      RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and six-month periods ended March 31, 2012 and 2011 is shown in the following table.  Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2012	2011	2012	2011
Defined benefit plans
Interest cost	$905	969	$1,810	1,897
Expected return on assets	(1,021)	(1,054)	(2,042)	(2,086)
Amortization of:
Prior service cost	3	3	6	6
Actuarial loss	363	241	726	597
Net periodic benefit cost	$250	159	$500	414

11.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted.  References to the second quarters of 2012 and 2011 represent the fiscal quarters ended March 31, 2012 and 2011, respectively.

OVERVIEW
In the second quarter of 2012, sales, net earnings and diluted earnings per share were $173.9 million, $10.2 million, and $0.38 per share, respectively, compared to $166.7 million, $13.2 million and $0.49 per share in the second quarter of 2011.  In the first six months of 2012, sales, net earnings and diluted earnings per share were $326.8 million, $15.4 million, and $0.57 per share, respectively, compared to $326.7 million, $24.0 million and $0.90 per share in the first six months of 2011.  These results reflect the timing of new projects and the wind-down of certain projects in the Utility Solutions Group and are consistent with previously communicated expectations for 2012.  The Company’s financial position remains strong.

NET SALES
Net sales increased $7.2 million, or 4.3%, to $173.9 million in the second quarter of 2012 from $166.7 million in the second quarter of 2011. Net sales were $326.8 million in the first six months of 2012 compared to $326.7 million in the first six months of 2011.  The increase in net sales in the second quarter of 2012 as compared to the prior year quarter was due to a $9.3 million increase in the Filtration segment, an $8.4 million increase in the Test segment; partially offset by a $10.5 million decrease in the USG segment.

-Utility Solutions Group (USG)
Net sales decreased $10.5 million, or 12.4%, to $74.5 million for the second quarter of 2012 from $85.0 million for the second quarter of 2011.  Net sales decreased $32.4 million, or 18.3%, to $144.8 million for the first six months of 2012 from $177.2 million in the first six months of 2011.  The sales decrease in the second quarter of 2012 as compared to the prior year second quarter was mainly due to:  a $9.9 million decrease in net sales from Aclara mainly driven by lower Advanced Metering Infrastructure (AMI) product deliveries for the New York City water project ($9.9 million) and the PG&E gas project ($3.7 million) as these projects near completion, partially offset by an increase in sales to electric utility cooperatives (COOPs).  The sales decrease in the first six months of 2012 as compared to the first six months of 2011 was due to:  a $33.1 million decrease in net sales from Aclara due to: lower AMI product deliveries for the New York City water project ($18.8 million), the PG&E gas project ($8.8 million) and to the Mexican Federal Commission of Electricity (CFE) electric project ($12.2 million) as these projects near completion.

-Test
For the second quarter of 2012, net sales of $50.5 million were $8.4 million, or 20.0%, higher than the $42.1 million of net sales recorded in the second quarter of 2011.  Net sales increased $15.7 million, or 21.2%, to $89.8 million in the first six months of 2012 from $74.1 million in the first six months of 2011.  The sales increase for the second quarter of 2012 as compared to the prior year second quarter was mainly due to: a $5.2 million increase in net sales from the segment’s U.S. operations primarily driven by a large satellite chamber project; and a $2.8 million increase in net sales from the segment’s Asian operations due to a large chamber project in China.  The sales increase for the first six months of 2012 compared to the first six months of 2011 was due to: an $8.9 million increase in net sales from the segment’s European operations due to the EMV acquisition (acquired February 28, 2011) and large chamber projects in Turkey and India; a $5.1 million increase in net sales from the segment’s U.S operations and $1.7 million increase in net sales from the segment’s Asian operations, and due to the reasons mentioned above.

-Filtration
For the second quarter of 2012, net sales of $48.9 million were $9.2 million, or 23.2%, higher than the $39.7 million of net sales recorded in the second quarter of 2011.  Net sales increased $16.7 million to $92.1 million for the first six months of 2012 from $75.4 million for the first six months of 2011.  The sales increase during the second quarter of 2012 as compared to the prior year second quarter was mainly due to: a $3.4 million increase in net sales at VACCO due to higher shipments of its Space products; a $3.1 million increase in net sales from PTI driven by higher shipments of aerospace elements and couplings; a $1.5 million increase in net sales at Crissair mainly due to price increases on its products; and a $1.4 million increase in net sales from TEQ due to higher shipments of its thermoscan probe cover product.  The sales increase for the first six months of 2012 as compared to the first six months of 2011 was mainly due to: a $5.4 million increase in net sales from VACCO; a $4.5 million increase in net sales at PTI; a $3.7 million increase in net sales at TEQ; and a $3.3 million increase in net sales at Crissair; and due to the reasons mentioned above.

ORDERS AND BACKLOG
Backlog was $405.3 million at March 31, 2012 compared with $343.1 million at September 30, 2011.  The Company received new orders totaling $185.3 million in the second quarter of 2012 compared to $167.1 million in the prior year second quarter.  New orders of $97.7 million were received in the second quarter of 2012 related to USG products, $34.8 million related to Test products, and $52.8 million related to Filtration products.   New orders of $81.5 million were received in the second quarter of 2011 related to USG products, $41.8 million related to Test products, and $43.8 million related to Filtration products.

The Company received new orders totaling $389.0 million in the first six months of 2012 compared to $352.9 million in the first six months of 2011.  New orders of $207.4 million were received in the first six months of 2012 related to USG products, $80.4 million related to Test products, and $101.2 million related to Filtration products.  New orders of $183.5 million were received in the first six months of 2011 related to USG products, $90.2 million related to Test products, and $79.2 million related to Filtration products.

In June 2011, the Company finalized a definitive agreement with Southern California Gas Co. (SoCalGas), a subsidiary of Sempra Energy, for its AMI project.  SoCalGas’ project includes plans to deploy Aclara’s integrated hardware, software and network architecture solution to over six million residential and most commercial natural gas customers throughout its service territory.  Most of the equipment will be ordered by placement of formal purchase orders under the agreement.  The Company received $0.2 million in orders from SoCalGas in the second quarter of 2012 and $33.3 million in the first six months of 2012.  As of March 31, 2012, total orders received from SoCalGas were approximately $53.0 million.

The Company received orders totaling $0.1 million and $6.1 million from PG&E for AMI gas products during the second quarter and first six months of 2012, respectively, compared to $5.6 million and $12.5 million for the respective prior year periods.  As of March 31, 2012, as the project nears completion, total gas project-to-date orders from PG&E for AMI gas products were approximately 4.9 million units, or $275.0 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the second quarter of 2012 were $47.9 million (27.6% of net sales), compared with $43.4 million (26.0% of net sales) for the prior year second quarter. For the first six months of 2012, SG&A expenses were $96.6 million (29.6% of net sales) compared with $87.1 million (26.6% of net sales) for the first six months of 2011.  The increase in SG&A in the second quarter and first six months of 2012 compared to the respective prior periods was due to an increase within the Test segment due to the EMV acquisition (acquired February 28, 2011); increases in new product development, marketing and engineering expenses at Doble; start-up costs incurred for the SoCalGas AMI project; an increase in engineering expenses from Aclara for new Smart Grid applications and advanced networking capabilities; and new product development costs in the Filtration segment for additional Space product applications and additional content on Airbus platforms.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets was $3.3 million and $6.4 million for the second quarter and first six months of 2012, respectively, compared to $3.0 million and $5.9 million for the respective prior year periods.  Amortization of intangible assets for the second quarter and first six months of 2012 included $1.2 million and $2.3 million, respectively, of amortization of acquired intangible assets related to recent acquisitions compared to $1.2 million and $2.3 million for the respective prior year periods.  The amortization of these acquired intangible assets is included in Corporate’s operating results; see “EBIT – Corporate”.  During the second quarter and first six months of 2012, the Company recorded $1.2 million and $2.3 million, respectively, of amortization related to Aclara PLS TWACS NG™ software compared to $1.2 million and $2.3 million for the respective prior year periods.  The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses).

OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net, was ($0.4) million compared to other (income) expenses, net, of $0.1 million for the second quarters of 2012 and 2011, respectively.  Other (income) expenses, net, was ($0.8) million and ($0.5) million for the first six months of 2012 and 2011, respectively.  The principal component in other (income) expenses, net, in the second quarter of 2012 was ($0.6) million of income representing a revaluation of the earnout liability related to the Xtensible acquisition.  There were no significant components in other (income) expenses, net, for the three-month periods ended March 31, 2011. The principal component of other income, net, for the first six months of 2012 and 2011, respectively, included approximately ($0.5) million related to the sale of technical drawings to one of VACCO’s customers in both periods.

EBIT
The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure.  Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above.  EBIT was $17.1 million (9.8% of net sales) for the second quarter of 2012 and $21.6 million (12.9% of net sales) for the second quarter of 2011.  For the first six months of 2012, EBIT was $25.9 million (7.9% of net sales) compared with $38.2 million (11.7% of net sales) for the first six months of 2011.

The following table presents a reconciliation of EBIT to net earnings from continuing operations.

(In thousands)	Three Months ended March 31,	Six Months ended March 31,

	2012	2011	2012	2011
Consolidated EBIT	$17,074	21,585	25,907	38,158
Less: Interest expense, net	(470)	(538)	(961)	(1,312)
Less: Income tax expense	(6,402)	(7,820)	(9,537)	(12,806)
Net earnings	$10,202	13,227	15,409	24,040

-Utility Solutions Group
EBIT in the second quarter of 2012 was $9.1 million (12.2% of net sales) compared to $15.8 million (18.6% of net sales) in the prior year second quarter.  For the first six months of 2012, EBIT was $14.1 million (9.7% of net sales) compared to $31.2 million (17.6% of net sales) in the first six months of 2011.  The $6.7 million decrease in the second quarter of 2012 as compared to the prior year quarter and the $17.1 million decrease in EBIT in the first six months of 2012 as compared to the first six months of 2011 was primarily due to Aclara’s decrease in net sales due to the wind-down of certain projects as mentioned above and additional SG&A expenses within the USG segment.

-Test
EBIT in the second quarter of 2012 was $4.8 million (9.5% of net sales) as compared to $5.2 million (12.4% of net sales) in the prior year second quarter.  For the first six months of 2012, EBIT was $6.7 million (7.5% of net sales) compared to $7.1 million (9.6% of net sales) in the first six months of 2011.  EBIT decreased $0.4 million over the prior year second quarter and six-month period, respectively, mainly due to lower margins from the segment’s European operations and additional investments in SG&A.

-Filtration
EBIT in the second quarter of 2012 was $9.5 million (19.4% of net sales) compared to $6.5 million (16.5% of net sales) in the prior year second quarter.  For the first six months of 2012, EBIT was $17.7 million (19.2% of net sales) compared to $12.0 million (15.9% of net sales) in the first six months of 2011.  The $3.0 million increase in EBIT in the second quarter of 2012 as compared to the prior year second quarter and the $5.7 million increase in EBIT in the first six months of 2012 as compared to the first six months of 2011 was primarily driven by the additional sales volumes mentioned above.

-Corporate
Corporate costs included in EBIT were $6.3 million and $12.6 million for the second quarter and first six months of 2012, respectively, compared to $6.0 million and $12.1 million for the respective prior year periods.  The increase in Corporate costs in the second quarter and the first six months of 2012 as compared to the respective prior year periods was mainly due to an increase in acquisition transaction costs.

INTEREST EXPENSE, NET
Interest expense was $0.5 million and $1.0 million for the second quarter and first six months of 2012, respectively, and $0.5 million and $1.3 million for the respective prior year periods.   The decrease in interest expense in the first six months of 2012 as compared to the first six months of 2011 was due to lower average interest rates and lower average outstanding borrowings under the Company’s revolving credit facility.

INCOME TAX EXPENSE
The second quarter 2012 effective income tax rate was 38.6% compared to 37.2% in the second quarter of 2011.  The effective income tax rate in the first six months of 2012 was 38.2% compared to 34.7% in the first six months of 2011.  The income tax expense in the second quarter and first six months of 2012 was unfavorably impacted by correcting a $0.5 million deferred tax asset initially recorded in purchase accounting, which increased the second quarter and year-to-date effective tax rate by 3.2% and 2.1%, respectively.  The income tax expense in the first six months of 2011 was favorably impacted by net research tax credits of $0.4 million, reducing the rate for the first six months of 2011 by 1.2%, as a result of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  The Company estimates the annual effective income tax rate for fiscal 2012 will be approximately 35%.

There was no material change in the unrecognized tax benefits of the Company during the second quarter of 2012.  The Company anticipates a $1.8 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

The Company’s foreign subsidiaries have accumulated unremitted earnings of $33.2 million and cash of $27.1 million at March 31, 2012.  No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely.  In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $5.2 million would be due, which would correspondingly reduce the Company’s net earnings.

CAPITAL RESOURCES AND LIQUIDITY
The Company’s overall financial position and liquidity remains strong.  Working capital (current assets less current liabilities) decreased to $57.4 million at March 31, 2011 from $122.5 million at September 30, 2011, primarily as a result of the classification of all outstanding debt as current, as discussed below. Accounts receivable decreased by $7.7 million in the first six months of 2012, primarily due to the USG segment driven by timing of sales and increased cash collections.  Inventories increased $14.5 million in the first six months of 2012 due to a $5.9 million increase in the Filtration segment, a $5.1 million increase in the USG segment, and a $3.5 million increase in the Test segment, all to support near term demand.  Short-term borrowings and current maturities of long-term debt increased $76.4 million in the first six months of 2012 due to the classification of all outstanding debt as current as of March 31, 2012 as the credit facility expires in November 2012.

Net cash provided by operating activities was $10.9 million and $36.0 million for the first six months of 2012 and 2011, respectively.  The decrease in the first six months of 2012 is mainly due to lower net earnings recorded during the period and higher operating working capital requirements, as discussed above.

Capital expenditures were $6.2 million and $5.6 million in the first six months of 2012 and 2011, respectively.  In addition, the Company incurred expenditures for capitalized software of $6.8 million and $7.9 million in the first six months of 2012 and 2011, respectively.

During the first six months of 2012 and 2011, the Company made contributions of $1.3 million and $4.0 million, respectively, to its defined benefit plans.

Acquisition
On February 7, 2012, the Company acquired a minority interest in Calico Energy, Inc. (Calico) for $1.3 million in cash.  Calico, headquartered in Seattle, WA is a provider of demand response software used in smart grid deployments and will be offered in connection with Aclara’s Smart Communications Network solution.  This investment is accounted for under the cost method and is classified as a long-term other asset on the Company’s consolidated balance sheet as of March 31, 2012.

Credit facility
At March 31, 2012, the Company had approximately $189.0 million available to borrow under the credit facility, and a $50.0 million increase option, in addition to $27.1 million cash on hand.  At March 31, 2012, the Company had $126.0 million of outstanding borrowings under the credit facility and outstanding letters of credit of $14.7 million.  The Company classified all of its outstanding debt as the current portion of long-term debt as of March 31, 2012, as it become due within one year (November 2012).  The Company intends to refinance its credit facility prior to June 30, 2012.  Cash flow from operations and borrowings under the Company’s bank credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future.  The Company’s ability to access the additional $50 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Dividends
A dividend of $0.08 per share was paid on January 20, 2012 to stockholders of record as of January 6, 2012, totaling $2.1 million.  Subsequent to March 31, 2012, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on April 20, 2012 to stockholders of record as of April 6, 2012.

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

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include, but are not limited to, 2012 EPS and revenue, the ability of the Company to refinance its credit facility in 2012, the timing associated with the recognition of compensation costs related to the Company’s share based compensation arrangements, the size of the SoCalGas project and orders under the SoCalGas agreement, those relating to the estimates or projections made in connection with the Company’s accounting policies, the timing and amount of repayment of debt, the Company’s annual effective tax rate, the reduction in the amount of unrecognized tax benefits over the next twelve months, outcome of current claims and litigation, future cash flow, capital requirements and operational needs for the foreseeable future and the impact of ASU 2011-05 on the Company’s financial statements.  Investors are cautioned that such statements are only predictions, and speak only as of the date of this report and the Company undertakes no duty to update such statements. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to: the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011; changes in requirements of SoCal Gas; the performance of SoCal Gas employees, vendors and other participants in connection with project responsibilities; the receipt of necessary regulatory approvals pertaining to SoCalGas’ project; technical difficulties; the Company’s successful performance of the SoCalGas contract; impacts of flooding in Thailand; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; material changes in the costs and worldwide availability of certain electrical components and raw materials necessary for the production of the Company’s products; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal operating plans and integration of newly acquired businesses.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks.  During the third quarter of 2010, the Company entered into a $60 million one-year forward interest rate swap effective October 5, 2010.  This interest rate swap expired in October 2011.  All derivative instruments are reported on the balance sheet at fair value.  The derivative instruments are designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.  There were no outstanding derivative financial instruments as of March 31, 2012.  There has been no material change to the Company’s market risks since September 30, 2011.  Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for further discussion about market risk.

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
Incorporated by reference to Current Report on Form 8-K dated January 12, 2010, Exhibit 4.1

*31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended March 31, 2012

*31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended March 31, 2012

*32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended March 31, 2012

*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document

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

ESCO TECHNOLOGIES INC.
/s/ Gary E. Muenster Gary E. Muenster Executive Vice President and Chief Financial Officer (As duly authorized officer and principal accounting and financial officer of the registrant)

Dated:           May 10, 2012