Form 10-Q
period 2012-06-30
ESCO TECHNOLOGIES INC
filed 2012-08-09
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)
9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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
Yes  ____  No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                           Class                                                                                            Outstanding at July 31, 2012
Common stock, $.01 par value per share                                                                           26,736,892 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

Three Months Ended June 30,
2012	2011

Net sales	$169,449	176,326
Costs and expenses:
Cost of sales	103,088	105,522
Selling, general and administrative expenses	46,113	47,520
Amortization of intangible assets	3,392	3,055
Interest expense, net	916	534
Other (income) expenses, net	(3,207)	(522)
Total costs and expenses	150,302	156,109

Earnings before income taxes	19,147	20,217
Income tax expense	5,356	7,139
Net earnings	$13,791	13,078

Earnings per share:
Basic – Net earnings	$0.52	0.49

Diluted – Net earnings	$0.51	0.49

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

Nine Months Ended June 30,
2012	2011

Net sales	$496,237	503,010
Costs and expenses:
Cost of sales	301,777	301,599
Selling, general and administrative expenses	142,746	134,574
Amortization of intangible assets	9,799	8,943
Interest expense, net	1,877	1,846
Other (income) expenses, net	(4,055)	(1,015)
Total costs and expenses	452,144	445,947

Earnings before income taxes	44,093	57,063
Income tax expense	14,893	19,945
Net earnings	$29,200	37,118

Earnings per share:
Basic – Net earnings	$1.09	1.40

Diluted – Net earnings	$1.08	1.38

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2012 (Unaudited)	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$ 32,157	34,158
Accounts receivable, net	129,311	144,083
Costs and estimated earnings on long-term contracts, less progress billings of $24,235 and $11,416, respectively	12,106	12,974
Inventories	116,486	96,986
Current portion of deferred tax assets	21,643	20,630
Other current assets	18,658	19,523
Total current assets	330,361	328,354

Property, plant and equipment, net	74,673	73,067
Intangible assets, net	231,714	231,848
Goodwill	360,961	361,864
Other assets	19,770	16,704
Total assets	$ 1,017,479	1,011,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 50,000	50,000
Accounts payable	52,252	54,037
Advance payments on long-term contracts, less costs incurred of $31,219 and $30,925, respectively	20,499	23,667
Accrued salaries	25,028	26,040
Current portion of deferred revenue	24,944	24,499
Accrued other expenses	25,964	27,594
Total current liabilities	198,687	205,837
Pension obligations	30,085	33,439
Deferred tax liabilities	88,121	85,313
Other liabilities	7,679	11,538
Long-term debt, less current portion	70,000	75,000
Total liabilities	394,572	411,127
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,038,250 and 29,956,904 shares, respectively	300	300
Additional paid-in capital	277,962	275,807
Retained earnings	426,026	403,241
Accumulated other comprehensive loss, net of tax	(22,144)	(19,191)
	682,144	660,157
Less treasury stock, at cost: 3,307,926 and 3,320,926 common shares, respectively	(59,237)	(59,447)
Total shareholders' equity	622,907	600,710
Total liabilities and shareholders’ equity	$ 1,017,479	1,011,837

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$ 29,200	37,118
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,405	17,387
Stock compensation expense	3,431	3,742
Changes in current assets and liabilities	(9,344)	(4,760)
Effect of deferred taxes	1,795	(2,677)
Change in deferred revenue and costs, net	919	3,104
Pension contributions	(4,070)	(4,620)
Change in acquisition earnout obligation	(4,285)	(1,165)
Change in uncertain tax positions	(1,819)	519
Other	731	(1,044)
Net cash provided by operating activities	34,963	47,604
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,345)	(4,982)
Additions to capitalized software	(10,357)	(10,369)
Capital expenditures	(10,648)	(9,292)
Net cash used by investing activities	(22,350)	(24,643)
Cash flows from financing activities:
Proceeds from long-term debt	179,115	33,370
Principal payments on long-term debt	(184,115)	(48,000)
Dividends paid	(6,415)	(6,367)
Other	(244)	1,047
Net cash used by financing activities	(11,659)	(19,950)
Effect of exchange rate changes on cash and cash equivalents	(2,955)	2,279
Net (decrease) increase in cash and cash equivalents	(2,001)	5,290
Cash and cash equivalents, beginning of period	34,158	26,508
Cash and cash equivalents, end of period	$ 32,157	31,798

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

The Company’s business is typically not impacted by seasonality; however, the results for the three and nine-month periods ended June 30, 2012 are not necessarily indicative of the results for the entire 2012 fiscal year.  References to the third quarters of 2012 and 2011 represent the fiscal quarters ended June 30, 2012 and 2011, respectively.

In preparing the financial statements, the Company uses estimates and assumptions that may affect reported amounts and disclosures.  The Company regularly evaluates the estimates and assumptions related to the allowance for doubtful trade receivables, inventory obsolescence, warranty reserves, value of equity-based awards, goodwill and purchased intangible asset valuations, asset impairments, employee benefit plan liabilities, income tax liabilities and assets and related valuation allowances, uncertain tax positions, and claims, litigation and other loss contingencies.  Actual results could differ from those estimates.

2.	ACQUISITION

On February 7, 2012, the Company acquired a minority interest in Calico Energy, Inc. (Calico) for $1.3 million in cash.  Calico, headquartered in Seattle, Washington is a provider of demand response software used in smart grid deployments and will be offered in connection with Aclara’s Smart Communications Network solution.  This investment is accounted for under the cost method and is classified as a long-term other asset on the Company’s consolidated balance sheet as of June 30, 2012.

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

	Three Months Ended June 30,		Nine Months Ended June 30,

	2012	2011	2012	2011

Weighted Average Shares Outstanding - Basic	26,730	26,605	26,702	26,576
Dilutive Options and Restricted Shares	297	294	267	288

Adjusted Shares - Diluted	27,027	26,899	26,969	26,864

Options to purchase 131,129 shares of common stock at prices ranging from $32.55 - $45.81 and options to purchase 328,482 shares of common stock at prices ranging from $37.54 - $54.88 were outstanding during the three-month periods ended June 30, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014. Approximately 196,000 and 197,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended June 30, 2012 and 2011, respectively, based upon the application of the treasury stock method.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Stock Option Plans
The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of the Company’s stock calculated over the expected term of the option.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.  The expected dividend yield is based on historical dividend rates.  There were no stock option grants during the first nine months of fiscal 2012. Pretax compensation expense related to stock option awards was zero for the three and nine-month periods ended June 30, 2012, respectively, and $0.1 million and $0.3 million for the respective prior year periods.

Information regarding stock options awarded under the option plans is as follows:

	Shares	Weighted Average Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life

Outstanding at October 1, 2011	435,054	$ 35.58
Granted	--	$ –
Exercised	(94,636)	$ 14.73	$ 1.9
Cancelled / Expired	(206,066)	$ 45.27
Outstanding at June 30, 2012	134,352	$ 35.50	$ 0.2	1.1 years

Exercisable at June 30, 2012	133,685	$ 35.52	$ 0.2

Performance-Accelerated Restricted Share Awards
Pretax compensation expense related to the restricted share awards was $1.0 million and $3.0 million for the three and nine-month periods ended June 30, 2012, respectively, and $1.0 million and $3.0 million for the respective prior year periods. There have been no changes in the amount of non-vested shares since September 30, 2011.  There were 486,283 non-vested shares outstanding as of June 30, 2012.

Non-Employee Directors Plan
Pretax compensation expense related to the non-employee director grants was $0.2 million and $0.4 million for the three and nine-month periods ended June 30, 2012, respectively, and $0.2 million and $0.4 million for the respective prior year periods.

The total share-based compensation cost that has been recognized in results of operations and included within selling, general and administrative expenses (SG&A) was $1.2 million and $3.4 million for the three and nine-month periods ended June 30, 2012, respectively, and $1.2 million and $3.7 million for the three and nine-month periods ended June 30, 2011, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million and $1.3 million for the three and nine-month periods ended June 30, 2012, respectively, and $0.5 million and $1.4 million for the three and nine-month periods ended June 30, 2011, respectively.  As of June 30, 2012, there was $6.9 million of total unrecognized compensation cost related to share-based compensation arrangements.  That cost is expected to be recognized over a remaining weighted-average period of 1.6 years.

5.      INVENTORIES

Inventories consist of the following:

(In thousands)	June 30, 2012	September 30, 2011

Finished goods	$ 39,156	30,192
Work in process, including long-term contracts	33,629	23,139
Raw materials	43,701	43,655
Total inventories	$ 116,486	96,986

6.      COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended June 30, 2012 and 2011 was $11.4 million and $14.3 million, respectively.  Comprehensive income for the nine-month periods ended June 30, 2012 and 2011 was $26.2 million and $39.6 million, respectively.  For the nine-month period ended June 30, 2012, the Company’s comprehensive income was negatively impacted by foreign currency translation adjustments of $3.0 million.  For the nine-month period ended June 30, 2011, the Company’s comprehensive income was positively impacted by foreign currency translation adjustments of $2.3 million and interest rate swap gains of $0.2 million.

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

(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
NET SALES
USG	$ 76,683	86,837	$ 221,507	264,018
Test	41,815	45,848	131,652	119,955
Filtration	50,951	43,641	143,078	119,037
Consolidated totals	$ 169,449	176,326	$ 496,237	503,010

EBIT
USG	$ 12,962	12,428	$ 27,029	43,597
Test	2,395	4,616	9,117	11,739
Filtration	11,228	9,595	28,932	21,604
Corporate (loss)	(6,522)	(5,888)	(19,108)	(18,031)
Consolidated EBIT	20,063	20,751	45,970	58,909
Less: Interest expense	(916)	(534)	(1,877)	(1,846)
Earnings before income taxes	$ 19,147	20,217	$ 44,093	57,063

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

8.      DEBT

The Company’s debt is summarized as follows:
(In thousands)	June 30, 2012	September 30, 2011
Total borrowings	$ 120,000	125,000
Short-term borrowings and current portion of long-term debt	(50,000)	(50,000)
Total long-term debt, less current portion	$ 70,000	75,000

On May 14, 2012, the Company entered into a new $450 million five-year revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, N.A., as syndication agent, and eight other participating lenders (the “Credit Facility”).  The Credit Facility replaced the Company’s $330 million revolving credit facility that would otherwise have matured in November, 2012.  Through a credit facility expansion option, the Company may elect to increase the size of the credit facility by entering into incremental term loans, in any agreed currency, at a minimum of $25 million each up to a maximum of $250 million aggregate.

At June 30, 2012, the Company had approximately $315 million available to borrow under the credit facility, and a $250 million increase option, in addition to $32.2 million cash on hand.  At June 30, 2012, the Company had $120 million of outstanding borrowings under the credit facility and outstanding letters of credit of $14.7 million.  The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 17.5 to 35.0 basis points per year on the unused portion.  The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity.  The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio.  At June 30, 2012, the Company was in compliance with all debt covenants.

9.      INCOME TAX EXPENSE

The third quarter 2012 effective income tax rate was 28.0% compared to 35.3% in the third quarter of 2011.  The effective income tax rate in the first nine months of 2012 was 33.8% compared to 35.0% in the prior year period.  The income tax expense in the third quarter and first nine months of 2012 was favorably impacted by a $1.8 million decrease of uncertain tax positions primarily as a result of a lapse of the applicable statute of limitations reducing the third quarter and year-to-date effective tax rate by 9.6% and 4.2%, respectively.   The income tax expense in the first nine months of 2011 was favorably impacted by net research tax credits of $0.4 million, reducing the rate for the first nine months of 2011 by 0.8%, as a result of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  The Company estimates the annual effective income tax rate for fiscal 2012 will be approximately 35%.

The unrecognized tax benefits of the Company decreased by $1.8 million during the three-month period ended June 30, 2012 substantially as a result of a lapse of the applicable statute of limitations.  The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

10.      RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and nine-month periods ended June 30, 2012 and 2011 is shown in the following table.  Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Defined benefit plans
Interest cost	$ 905	969	$ 2,714	2,867
Expected return on assets	(1,021)	(1,054)	(3,063)	(3,140)
Amortization of:
Prior service cost	3	3	10	9
Actuarial loss	567	289	1,293	885
Net periodic benefit cost	$ 454	207	$ 954	621

11.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02).  This ASU updates the rules on testing indefinite-lived intangible assets other than goodwill for impairment and permits the option to perform a qualitative assessment of the fair value of indefinite-lived intangible assets. This update is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012 and is not expected to have a material impact on the Company’s financial statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted.  References to the third quarters of 2012 and 2011 represent the fiscal quarters ended June 30, 2012 and 2011, respectively.

OVERVIEW
In the third quarter of 2012, sales, net earnings and diluted earnings per share were $169.4 million, $13.8 million, and $0.51 per share, respectively, compared to $176.3 million, $13.1 million and $0.49 per share in the third quarter of 2011.  In the first nine months of 2012, sales, net earnings and diluted earnings per share were $496.2 million, $29.2 million, and $1.08 per share, respectively, compared to $503.0 million, $37.1 million and $1.38 per share in the first nine months of 2011. These results reflect the timing of new projects and the wind-down of certain projects in the Utility Solutions Group.  The Company’s financial position remains strong.

NET SALES
Net sales decreased $6.9 million, or 3.9%, to $169.4 million in the third quarter of 2012 from $176.3 million in the third quarter of 2011. Net sales were $496.2 million in the first nine months of 2012 compared to $503.0 million in the first nine months of 2011.  The decrease in net sales in the third quarter of 2012 as compared to the prior year quarter was due to a $10.2 million decrease in the USG segment, a $4.0 million decrease in the Test segment; partially offset by a $7.3 million increase in the Filtration segment.

-Utility Solutions Group (USG)
Net sales decreased $10.2 million, or 11.7%, to $76.7 million for the third quarter of 2012 from $86.8 million for the third quarter of 2011.  Net sales decreased $42.5 million, or 16.1%, to $221.5 million for the first nine months of 2012 from $264.0 million in the first nine months of 2011. The sales decrease in the third quarter of 2012 as compared to the prior year third quarter was mainly due to: a $9.9 million decrease in net sales from Aclara mainly driven by lower Advanced Metering Infrastructure (AMI) product deliveries for the Mexican Federal Commission of Electricity (CFE) ($9.8 million) as this project nears completion.  The sales decrease in the first nine months of 2012 as compared to the first nine months of 2011 was due to:  a $43.1 million decrease in net sales from Aclara due to: lower AMI product deliveries for the New York City water project ($17.6 million), the PG&E gas project ($11.3 million) and the CFE electric project ($22.0 million) as these projects near completion. Partially offsetting this sales decrease, sales to electric utility cooperatives (COOP’s) increased $17 million in the first nine months of 2012 as compared to the prior year period.

-Test
For the third quarter of 2012, net sales of $41.8 million were $4.0 million, or 8.8%, lower than the $45.8 million of net sales recorded in the third quarter of 2011.  Net sales increased $11.7 million, or 9.8%, to $131.7 million in the first nine months of 2012 from $120.0 million in the first nine months of 2011.  The sales decrease for the third quarter of 2012 as compared to the prior year third quarter was mainly due to: a $4.6 million decrease in net sales from the segment’s European operations as a result of lower shipments of large projects in the current quarter; a $3.8 million decrease in net sales from the segment’s U.S. operations primarily driven by lower shipments of shielded enclosures for the U.S. government; partially offset by a $4.4 million increase in net sales from the segment’s Asian operations primarily due to a large chamber project in China.  The sales increase for the first nine months of 2012 compared to the first nine months of 2011 was due to: a $6.1 million increase in net sales from the segment’s Asian operations; a $4.3 million increase in net sales from the segment’s European operations due to the EMV acquisition (acquired February 28, 2011) and large chamber projects in Turkey and India; and a $1.3 million increase in net sales from the segment’s U.S operations.

-Filtration
For the third quarter of 2012, net sales of $51.0 million were $7.3 million, or 16.8%, higher than the $43.6 million of net sales recorded in the third quarter of 2011.  Net sales increased $24.0 million to $143.1 million for the first nine months of 2012 from $119.0 million for the first nine months of 2011.  The sales increase during the third quarter of 2012 as compared to the prior year third quarter was mainly due to: a $2.6 million increase in net sales from TEQ due to higher shipments of its thermoscan probe cover product; a $2.2 million increase in net sales at VACCO due to higher shipments of its Space products; a $1.5 million increase in net sales from PTI driven by higher shipments of aerospace assemblies; and a $0.9 million increase in net sales at Crissair mainly due to higher shipments and price increases on its products.  The sales increase for the first nine months of 2012 as compared to the first nine months of 2011 was mainly due to: a $7.6 million increase in net sales from VACCO, a $6.2 million increase in net sales at TEQ, a $6.0 million increase in net sales at PTI, and a $4.3 million increase in net sales at Crissair, due to the reasons mentioned above.

ORDERS AND BACKLOG
Backlog was $430.9 million at June 30, 2012 compared with $343.1 million at September 30, 2011.  The Company received new orders totaling $195.0 million in the third quarter of 2012 compared to $176.6 million in the prior year third quarter.  New orders of $89.1 million were received in the third quarter of 2012 related to USG products, $49.3 million related to Test products, and $56.6 million related to Filtration products.   New orders of $72.7 million were received in the third quarter of 2011 related to USG products, $63.9 million related to Test products, and $40.0 million related to Filtration products.

The Company received new orders totaling $584.0 million in the first nine months of 2012 compared to $529.5 million in the first nine months of 2011.  New orders of $296.5 million were received in the first nine months of 2012 related to USG products, $129.7 million related to Test products, and $157.8 million related to Filtration products.  New orders of $256.2 million were received in the first nine months of 2011 related to USG products, $154.1 million related to Test products, and $119.2 million related to Filtration products.

In June 2011, the Company finalized a definitive agreement with Southern California Gas Co. (SoCalGas), a subsidiary of Sempra Energy, for its AMI project.  SoCalGas’ project includes plans to deploy Aclara’s integrated hardware, software and network architecture solution to over six million residential and most commercial natural gas customers throughout its service territory.  Most of the equipment will be ordered by placement of formal purchase orders under the agreement.  The Company received $30.0 million in orders from SoCalGas in the third quarter of 2012 and $63.3 million in the first nine months of 2012.  As of June 30, 2012, total orders received from SoCalGas were $83.1 million.

The Company received orders totaling $1.5 million and $7.6 million from PG&E for AMI gas products during the third quarter and first nine months of 2012, respectively, compared to $4.0 million and $16.4 million for the respective prior year periods. As of June 30, 2012, as the project nears completion, total gas project-to-date orders from PG&E for AMI gas products were approximately 4.9 million units, or $276.0 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the third quarter of 2012 were $46.1 million (27.2% of net sales), compared with $47.5 million (26.9% of net sales) for the prior year third quarter. For the first nine months of 2012, SG&A expenses were $142.7 million (28.8% of net sales) compared with $134.6 million (26.8% of net sales) for the first nine months of 2011.  The decrease in SG&A in the third quarter as compared to the prior year third quarter is mainly due to lower costs in the USG segment as certain new product development projects were completed and the related products were introduced to the market.  The increase in SG&A in the first nine months of 2012 compared to the respective prior period was due to an increase within the Test segment due to the EMV acquisition (acquired February 28, 2011); increases in new product development, marketing and engineering expenses at Doble; start-up costs incurred for the SoCalGas AMI project; and new product development costs in the Filtration segment for additional Space product applications and additional content on Airbus platforms.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets was $3.4 million and $9.8 million for the third quarter and first nine months of 2012, respectively, compared to $3.1 million and $8.9 million for the respective prior year periods.  Amortization of intangible assets for the third quarter and first nine months of 2012 included $1.1 million and $3.4 million, respectively, of amortization of acquired intangible assets related to recent acquisitions compared to $1.2 million and $3.5 million for the respective prior year periods.  The amortization of these acquired intangible assets is included in Corporate’s operating results; see “EBIT – Corporate”.  During the third quarter and first nine months of 2012, the Company recorded $1.2 million and $3.5 million, respectively, of amortization related to Aclara PLS TWACS NG™ software compared to $1.2 million and $3.5 million for the respective prior year periods.  The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses).

OTHER (INCOME) EXPENSES, NET
Other income, net, was $3.2 million compared to other income, net, of $0.5 million for the third quarters of 2012 and 2011, respectively.  Other income, net, was $4.1 million and $1.0 million for the first nine months of 2012 and 2011, respectively.  The principal component in other income, net, in the third quarter of 2012 was $3.7 million of income representing a revaluation of the earnout liability related to the Xtensible acquisition.  The principal component of other income, net, for the quarter ended June 30, 2011 included $1.1 million representing a reduction in the earnout liability related to the Xtensible acquisition.  The principal component of other income, net, for the first nine months of 2012, respectively, included approximately $4.3 million of income representing a revaluation of the earnout liability related to the Xtensible acquisition and $0.5 million related to the sale of technical drawings to one of VACCO’s customers.  The principal components of other income, net, for the first nine months of 2011 included: a $1.1 million reduction in the earnout liability mentioned above and $0.5 million related to the sale of technical drawings to one of VACCO’s customers.

EBIT
The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure.  Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above.  EBIT was $20.1 million (11.8% of net sales) for the third quarter of 2012 and $20.8 million (11.8% of net sales) for the third quarter of 2011.  For the first nine months of 2012, EBIT was $46.0 million (9.3% of net sales) compared with $58.9 million (11.7% of net sales) for the first nine months of 2011.

The following table presents a reconciliation of EBIT to net earnings from continuing operations.

(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Consolidated EBIT	$ 20,063	20,751	$ 45,970	58,909
Less: Interest expense, net	(916)	(534)	(1,877)	(1,846)
Less: Income tax expense	(5,356)	(7,139)	(14,893)	(19,945)
Net earnings	$ 13,791	13,078	$ 29,200	37,118

-Utility Solutions Group
EBIT in the third quarter of 2012 was $13.0 million (16.9% of net sales) compared to $12.4 million (14.3% of net sales) in the prior year third quarter.  For the first nine months of 2012, EBIT was $27.0 million (12.2% of net sales) compared to $43.6 million (16.5% of net sales) in the first nine months of 2011. The $16.6 million decrease in the first nine months of 2012 as compared to the first nine months of 2011 was primarily due to Aclara’s decrease in net sales due to the wind-down of certain projects as mentioned above.

-Test
EBIT in the third quarter of 2012 was $2.4 million (5.7% of net sales) as compared to $4.6 million (10.1% of net sales) in the prior year third quarter.  For the first nine months of 2012, EBIT was $9.1 million (6.9% of net sales) compared to $11.7 million (9.8% of net sales) in the first nine months of 2011.  EBIT decreased as compared to the prior year third quarter and nine-month period, respectively, mainly due to lower margins from the segment’s U.S. and European operations driven by project delays and unexpected turnover of key employees in Germany; and additional investments in SG&A.

-Filtration
EBIT in the third quarter of 2012 was $11.2 million (22.0% of net sales) compared to $9.6 million (22.0% of net sales) in the prior year third quarter.  For the first nine months of 2012, EBIT was $28.9 million (20.2% of net sales) compared to $21.6 million (18.1% of net sales) in the first nine months of 2011.  The $1.6 million increase in EBIT in the third quarter of 2012 as compared to the prior year third quarter and the $7.3 million increase in EBIT in the first nine months of 2012 as compared to the first nine months of 2011 was primarily driven by the additional sales volumes mentioned above.

-Corporate
Corporate costs included in EBIT were $6.5 million and $19.1 million for the third quarter and first nine months of 2012, respectively, compared to $5.9 million and $18.0 million for the respective prior year periods.  The increase in Corporate costs in the third quarter and the first nine months of 2012 as compared to the respective prior year periods was mainly due to an increase in pension expense, acquisition transaction costs and the write-off of deferred financing costs related to the previous credit facility.

INTEREST EXPENSE, NET
Interest expense was $0.9 million and $1.9 million for the third quarter and first nine months of 2012, respectively, and $0.5 million and $1.8 million for the respective prior year periods.   The increase in interest expense in the third quarter and first nine months of 2012 as compared to the respective prior year periods was due to the write-off of $0.4 million in deferred financing costs related to the previous credit facility.

INCOME TAX EXPENSE
The third quarter 2012 effective income tax rate was 28.0% compared to 35.3% in the third quarter of 2011.  The effective income tax rate in the first nine months of 2012 was 33.8% compared to 35.0% in the prior year period.  The income tax expense in the third quarter and first nine months of 2012 was favorably impacted by a $1.8 million decrease of uncertain tax positions primarily as a result of a lapse of the applicable statute of limitations reducing the third quarter and year-to-date effective tax rate by 9.6% and 4.2%, respectively.   The income tax expense in the first nine months of 2011 was favorably impacted by net research tax credits of $0.4 million, reducing the rate for the first nine months of 2011 by 0.8%, as a result of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  The Company estimates the annual effective income tax rate for fiscal 2012 will be approximately 35%.

The unrecognized tax benefits of the Company decreased by $1.8 million during the three-month period ended June 30, 2012 substantially as a result of a lapse of the applicable statute of limitations.  The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

The Company’s foreign subsidiaries have accumulated unremitted earnings of $34.6 million and cash of $19.4 million at June 30, 2012.  No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely.  In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $5.2 million would be due, which would correspondingly reduce the Company’s net earnings.  No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

CAPITAL RESOURCES AND LIQUIDITY
The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $131.7 million at June 30, 2012 from $122.5 million at September 30, 2011. Accounts receivable decreased by $14.8 million in the first nine months of 2012, primarily due to the USG segment driven by timing of sales and increased cash collections. Inventories increased $19.5 million in the first nine months of 2012 due to a $8.8 million increase in the Filtration segment, an $8.0 million increase in the USG segment, and a $2.7 million increase in the Test segment, all to support near term demand.

Net cash provided by operating activities was $35.0 million and $47.6 million for the first nine months of 2012 and 2011, respectively.  The decrease in the first nine months of 2012 is mainly due to lower net earnings recorded during the period and higher operating working capital requirements, as discussed above.

Capital expenditures were $10.6 million and $9.3 million in the first nine months of 2012 and 2011, respectively.  In addition, the Company incurred expenditures for capitalized software of $10.4 million and $10.4 million in the first nine months of 2012 and 2011, respectively.

During the first nine months of 2012 and 2011, the Company made contributions of $4.1 million and $4.6 million, respectively, to its defined benefit plans.

Acquisition
On February 7, 2012, the Company acquired a minority interest in Calico Energy, Inc. (Calico) for $1.3 million in cash.  Calico, headquartered in Seattle, Washington is a provider of demand response software used in smart grid deployments and will be offered in connection with Aclara’s Smart Communications Network solution.  This investment is accounted for under the cost method and is classified as a long-term other asset on the Company’s consolidated balance sheet as of June 30, 2012.

Credit facility
At June 30, 2012, the Company had approximately $315 million available to borrow under the credit facility, and a $250 million increase option, in addition to $32.2 million cash on hand.  At June 30, 2012, the Company had $120 million of outstanding borrowings under the credit facility and outstanding letters of credit of $14.7 million.  Cash flow from operations and borrowings under the Company’s bank credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future.  The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Dividends
A dividend of $0.08 per share was paid on April 20, 2012 to stockholders of record as of April 6, 2012, totaling $2.1 million.  Subsequent to June 30, 2012, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on July 20, 2012 to stockholders of record as of July 6, 2012.

Share Repurchase Program
On August 8, 2012, the Company’s Board of Directors authorized an expanded stock repurchase program whereby Management may repurchase shares of its outstanding common stock in the open market and otherwise throughout the period ending September 30, 2013.  The total value authorized is the lesser of $100 million, or the dollar limitation imposed by Section 6.07 of the Company’s Credit Agreement dated May 14, 2012.  The previous authorization was set to expire September 30, 2012.

OUTLOOK
Based on the current assessment for the remainder of fiscal 2012, Management expects 2012 EPS to be relatively flat as compared to 2011.  Management’s expectations for sales for fiscal 2012 remain consistent with the Outlook provided in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2011 which assumed revenues to increase in the low-to-mid single digits over the prior year.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02).  This ASU updates the rules on testing indefinite-lived intangible assets other than goodwill for impairment and permits the option to perform a qualitative assessment of the fair value of indefinite-lived intangible assets. This update is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012 and is not expected to have a material impact on the Company’s financial statements.

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

FORWARD LOOKING STATEMENTS

Statements in this report that are not strictly historical are "forward looking" statements within the meaning of the safe harbor provisions of the federal securities laws. Forward looking statements include, but are not limited to, 2012 EPS and revenue, the timing associated with the recognition of compensation costs related to the Company’s share based compensation arrangements, the size of the SoCalGas project and orders under the SoCalGas agreement, those relating to the estimates or projections made in connection with the Company’s accounting policies, the Company’s annual effective tax rate, the reduction in the amount of unrecognized tax benefits over the next twelve months, outcome of current claims, charges and litigation, future cash flow, capital requirements and operational needs for the foreseeable future and the impact of ASU 2011-05 on the Company’s financial statements.  Investors are cautioned that such statements are only predictions, and speak only as of the date of this report and the Company undertakes no duty to update such statements. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to: the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011; changes in requirements of SoCalGas; the performance of SoCalGas employees, vendors and other participants in connection with project responsibilities; the receipt of necessary regulatory approvals pertaining to SoCalGas’ project; technical difficulties; the Company’s successful performance of the SoCalGas contract; weakening of economic conditions in served markets; changes in customer demands or customer insolvencies; competition; intellectual property rights; termination for convenience of customer contracts; timing and magnitude of future contract awards; performance issues with key suppliers, customers and subcontractors; collective bargaining and labor disputes; changes in laws and regulations including changes in accounting standards and taxation requirements; costs relating to environmental matters arising from current and former facilities; litigation uncertainty; and the Company’s successful execution of internal operating plans and integration of newly acquired businesses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks.  During the third quarter of 2010, the Company entered into a $60 million one-year forward interest rate swap effective October 5, 2010.  This interest rate swap expired in October 2011.  All derivative instruments are reported on the balance sheet at fair value.  The derivative instruments are designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.  There were no outstanding derivative financial instruments as of June 30, 2012.  There has been no material change to the Company’s market risks since September 30, 2011.  Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for further discussion about market risk.

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

4.2
Credit Agreement dated as of May 14, 2012 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, PNC Bank, National Association as Syndication Agent, and SunTrust Bank, Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Documentation Agents.
Incorporated by reference to Current Report on Form 8-K dated May 18, 2012, Exhibit 4.1
*31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended June 30, 2012

*31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended June 30, 2012

*32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended June 30, 2012

*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document

* Denotes filed or furnished herewith.

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

Dated:           August 9, 2012