Form 10-K
period 2012-09-30
ESCO TECHNOLOGIES INC
filed 2012-11-29
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission file number: 1-10596

ESCO Technologies Inc.

(Exact name of registrant as specified in its charter)

Missouri	43-1554045
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

9900A Clayton Road
St. Louis, Missouri	63124-1186
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(314) 213-7200

Securities registered pursuant to section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes   ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of trading on March 31, 2012: $964,013,283.*

* Based on the New York Stock Exchange closing price on March 30, 2012; March 31 was not a trading day. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

Number of shares of Common Stock outstanding at October 31, 2012: 26,649,992.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the registrant’s Annual Report to Stockholders for its fiscal year ended September 30, 2012 (the “2012 Annual Report”) are incorporated by reference into Parts I and II.

2.	Portions of the registrant’s Proxy Statement to be dated on or about December 19, 2012 (the “2012 Proxy Statement”) are incorporated by reference into Part III.

ESCO TECHNOLOGIES INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

Forward-Looking Information

Statements contained in this Form 10-K regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts and projections about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include statements about: the amount and timing of 2013 revenues and EPS; the adequacy of the Company’s credit facilities and future cash flows; the anticipated size of the SoCalGas deployment; the outcome of current litigation, claims and charges; the anticipated timing and amount of lost deferred tax assets; continued reinvestment of foreign earnings; the accuracy of the Company’s estimates utilized in software revenue recognition; the accuracy of the Company’s estimates utilized to project costs at completion in the Test segment and Filtration segment; income tax liabilities and effective tax rate; the timing and amount of the reduction of unrecognized tax benefits; repayment of debt within the next twelve months; the recognition of costs related to share-based compensation arrangements; future costs relating to environmental matters; share repurchases; investments; sustained performance improvement; market risk related to interest rates; the impact of FASB Update No. 2012-02; performance improvement initiatives; growth opportunities; new product development; the Company’s ability to increase shareholder value; acquisitions; the beliefs and assumptions of Management contained in the letter “To Our Shareholders” and “Management’s Discussion and Analysis” in the 2012 Annual Report; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-K, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described herein under “Item 1A, Risk Factors,” and the following: changes in requirements or financial constraints impacting SoCalGas; the impacts of natural disasters such as hurricanes on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future customer orders; termination for convenience of customer contracts; timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal restructuring plans.

PART I

Item 1. Business

The Company

The Registrant, ESCO Technologies Inc. (“ESCO”), is a producer of engineered products and systems sold to customers worldwide, primarily for utility, industrial, aerospace and commercial applications. ESCO conducts its business through a number of wholly-owned direct and indirect subsidiaries; ESCO and its subsidiaries are referred to in this Report as “the Company.”

ESCO was incorporated in Missouri in August 1990 as a wholly owned subsidiary of Emerson Electric Co. (“Emerson”) to be the indirect holding company for several Emerson subsidiaries, which were primarily in the defense business. Ownership of the Company was spun off by Emerson to its shareholders on October 19, 1990, through a special distribution. Since that time, through a series of acquisitions and divestitures, the Company has shifted its primary focus from defense contracting to the production and supply of engineered products and systems marketed to utility, industrial, aerospace and commercial users.

The Company conducts its business in three operating segments, which, together with the principal operating subsidiaries within each segment, are as follows:

Utility Solutions Group (“Utility Solutions”):

Aclara Technologies LLC (“Aclara”)

Doble Engineering Company

Doble Lemke GmbH

Doble PowerTest Ltd.

Doble TransiNor AS

Xtensible Solutions, LLC

RF Shielding and Test (“Test”):

Beijing Lindgren ElectronMagnetic Technology Co., Ltd.

EMV Elektronische Messgeräte Vertriebs-GmbH

ETS Lindgren Engineering India Pvt. Ltd.

ETS Lindgren Japan, Inc.

ETS Lindgren Ltd.

ETS-Lindgren L.P. (merged with Lindgren R.F. Enclosures, Inc. on October 1, 2012 – see below)

ETS-Lindgren OY

Lindgren R.F. Enclosures, Inc. (name changed to ETS-Lindgren Inc. on October 1, 2012 – see below)

Filtration/Fluid Flow (“Filtration”):

Crissair, Inc. (“Crissair”)

PTI Technologies Inc. (“PTI”)

Thermoform Engineered Quality LLC (“TEQ”)

VACCO Industries (“VACCO”)

The Doble entities listed above are hereinafter collectively referred to as “Doble.” The Test segment entities listed above are hereinafter collectively referred to as “ETS-Lindgren.”

The Company’s operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below. Their respective businesses are subject to a number of risks and uncertainties, including without limitation those discussed in “Item 1A, Risk Factors,” which is incorporated herein by reference. See also “Management’s Discussion and Analysis” appearing in the 2012 Annual Report, which is herein incorporated by reference, and “Forward-Looking Information” above.

ESCO is continually seeking ways to save costs, streamline its business processes and enhance the branding of its products and services. Accordingly, on December 31, 2011 the Company consolidated its three former Aclara operating companies, Aclara RF Systems Inc., Aclara Power-Line Systems Inc. and Aclara Software Inc., into a single operating subsidiary, Aclara Technologies LLC. On October 1, 2012 the Company consolidated its two domestic Test segment operating companies by merging ETS-Lindgren, L.P. into Lindgren R.F. Enclosures Inc., which was renamed ETS-Lindgren Inc.

Products

The Company’s principal products are described below. See Note 13 of the Notes to Consolidated Financial Statements in the 2012 Annual Report, incorporated by reference herein, for financial information regarding business segments and 10% customers.

Utility Solutions

The Utility Solutions segment accounted for approximately 46%, 50% and 57% of the Company’s total revenue in fiscal years 2012, 2011 and 2010, respectively.

Aclara is a leading manufacturer of two-way power line communication systems for the electric utility industry (the “TWACS® systems”), which are composed of equipment (primarily meter modules and equipment for central stations and substations), software and support services. The TWACS® systems provide electric utilities with a proprietary communication technology for advanced metering infrastructure (“AMI”), load control, outage assessment/restoration monitoring, remote service disconnect/connect, time-of-use data for critical peak pricing, tamper/theft detection and pre-paid metering. Revenue from the TWACS® systems, which may be considered a class of similar products, accounted for approximately 21%, 23% and 22% of the Company’s total revenue in fiscal years 2012, 2011 and 2010, respectively.

Aclara provides, through its STAR® network, wireless radio frequency (“RF”) data communications systems to gas and water utilities for AMI applications. The STAR® network provides accurate and timely billing, high/low consumption reporting, and non-revenue water loss detection. In November 2005, Aclara entered into a contract with Pacific Gas & Electric Company (“PG&E”) to provide its communications system for the gas meter portion of PG&E’s AMI project. In fiscal 2012, total revenue received by the Company from PG&E for all sales was $7.3 million, representing 1.1% of the Company’s consolidated revenue. Total revenue of $290.0 million from this contract had been recorded from inception through September 30, 2012. Sales under this contract are currently nearing completion. In May 2011, Aclara signed a contract with Southern California Gas Co. (“SoCalGas”), a Sempra Energy subsidiary, to deploy its AMI system and utility data management software, system-wide. SoCalGas has announced its plans to deploy Aclara’s integrated hardware, software, and network architecture system to over six million residential, and most commercial, natural gas customers throughout its service territory. Revenue from STAR® network products, which may be considered a class of similar products, accounted for approximately 7%, 10% and 17% of the Company’s total revenue in fiscal years 2012, 2011 and 2010, respectively.

Aclara also provides utilities with software systems for energy and water information, delivering a scalable meter data management system (“MDMS”), comprehensive AMI/meter device records and asset management, with proven business applications addressing areas such as revenue assurance and distribution asset analysis, and the industry’s leading customer presentment and analysis applications. Aclara’s analytics-based software applications are used by over 100 major energy organizations worldwide.

Doble provides electric utility customers with products and services that allow utilities to maintain a reliable and sustainable electric power infrastructure. It combines three core elements for customers – diagnostic test instruments, expert consulting and testing services – and provides access to its large reserve of related empirical knowledge. It has been operating for over 80 years, and serves over 5,500 companies in over 100 countries. Revenue from Doble’s products and services, which may be considered a class of similar products and services, accounted for approximately 15%, 15% and 15% of the Company’s total revenue in fiscal years 2012, 2011 and 2010, respectively.

Test

The Test segment accounted for approximately 26%, 25% and 23% of the Company’s total revenue in fiscal years 2012, 2011 and 2010, respectively.

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

ETS-Lindgren also supplies customers with a broad range of components including RF absorptive materials, RF filters, active compensation systems, antennas, antenna masts, turntables and electric and magnetic probes, RF test cells, proprietary measurement software and other test accessories required to perform a variety of tests. ETS-Lindgren offers a variety of services including calibration for antennas and field probes, chamber certification, field surveys, customer training and a variety of product tests. ETS-Lindgren operates the following accredited test labs: American Association for Laboratory Accreditation (“A2LA”), National Voluntary Laboratory Accreditation Program (“NAVLAP”) and CATL (CTIA-The Wireless Association (“CTIA”) Accredited Test Lab). ETS-Lindgren serves the acoustics, medical, health and safety, electronics, wireless communications, automotive and defense markets.

Filtration

The Filtration segment accounted for approximately 28%, 24% and 20% of the Company’s total revenue in fiscal years 2012, 2011 and 2010, respectively.

PTI is a leading supplier of filtration and fluid flow products serving the commercial aerospace, military aerospace and various industrial markets. The industrial markets include chemical processing, automotive and mobile equipment. Products include filter elements, manifolds, assemblies, modules, indicators and other related components. All products must meet stringent quality requirements and withstand severe operating conditions. Product applications include: hydraulic, fuel, cooling and air filtration systems for fixed wing and rotary aircraft, mobile transportation and construction equipment, aircraft engines and stationary plant equipment. PTI supplies products worldwide to original equipment manufacturers and the U.S. government under long term contracts, and to the commercial and military aftermarket through distribution channels.

VACCO supplies flow control products including valves, manifolds, filters, regulators and various other components to the space, military aerospace, defense missile systems, U.S. Navy and commercial industries for use in aircraft fuel and de-icing systems, missiles, satellite propulsion systems, satellite launch vehicles and other space transportation systems such as the SLS (successor to the Space Shuttle). VACCO also utilizes its etched disc technology and capabilities to produce quiet valves and manifolds for U.S. Navy applications.

Crissair supplies a wide variety of custom and standard valves, actuators, manifolds and other various components to the aerospace, defense and commercial industries. Product applications include hydraulic, fuel and air filtration systems for commercial and military fixed wing and rotary aircraft, and defense missile systems. Crissair supplies products worldwide to original equipment manufacturers and to the U.S. Government under long term contracts and to the commercial aftermarket through distribution channels.

Thermoform Engineered Quality LLC produces highly engineered thermoformed products and packaging materials for medical, retail, food and electronic applications.

Marketing and Sales

The Test and Filtration segments’ products, as well as Doble’s products, generally are distributed to customers through a domestic and foreign network of distributors, sales representatives and in-house sales personnel. Aclara’s sales to investor-owned utilities are made directly to the utilities through its sales team. Aclara utilizes distributors and direct sales representatives to sell its systems to the electric utility cooperative and municipal markets, and to non investor-owned gas, water and combination utilities. Aclara’s software products are marketed utilizing its in-house sales force.

The Company’s international sales accounted for approximately $186 million (27%), $181 million (26%) and $141 million (23%) of the Company’s total revenue in fiscal years 2012, 2011 and 2010, respectively. See Note 13 of the Notes to Consolidated Financial Statements in the 2012 Annual Report for financial information regarding geographic areas, which Note is herein incorporated by reference. See also “Item 1A, Risk Factors,” for a discussion of risks of the Company’s international operations.

Some of the Company’s products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government, primarily related to the Test and Utility Solutions segments, accounted for approximately 9%, 10% and 8% of the Company’s total revenue in fiscal years 2012, 2011 and 2010, respectively.

Intellectual Property

The Company owns or has other rights in various forms of intellectual property (i.e., patents, trademarks, service marks, copyrights, mask works, trade secrets and other items). As a major supplier of engineered products to industrial and commercial markets, the Company emphasizes developing intellectual property and protecting its rights therein. However, the scope of protection afforded by intellectual property rights, including those of the Company, is often uncertain and involves complex legal and factual issues. Some intellectual property rights, such as patents, have only a limited term. Also, there can be no assurance that third parties will not infringe or design around the Company’s intellectual property. Policing unauthorized use of intellectual property is difficult, and infringement or misappropriation are persistent problems for many companies, particularly in some international markets. In addition, the Company may not elect to pursue an unauthorized user due to the high costs and uncertainties associated with litigation. Further, there can be no assurance that courts will ultimately hold issued patents or other intellectual property valid and enforceable. See “Item 1A, Risk Factors.”

In the Utility Solutions segment, many of the products are based on patented or otherwise proprietary technology, including the Company’s TWACS® technology. The TWACS® systems are protected primarily by a number of patents expiring on various dates ending in 2017. Patents covering significant aspects of the TWACS® technology expired in 2010 for outbound signal reception and will expire in 2017 for inbound signal generation; and other patents covering inbound and outbound signal detection expired in 2007. However, the expiration of these patents is not expected to have a material effect on the Company’s operations. The Utility Solutions segment policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products and methods of operation for its businesses, as such developments are made. Accordingly, the Company is pursuing patent applications on improvements to the TWACS® technology that, if granted, will be in force beyond 2017. The Company protects the TWACS NG™ software code as a trade secret, although certain discrete features and functionality have been or may be patented. The Company holds two significant patents which cover the operation of its STAR® network communications systems. These will expire in 2015 and 2016. Doble holds an extensive library of apparatus performance information useful to Doble employees and to entities that generate, distribute or consume electric energy. Doble makes part of this library available to registered users via an Internet portal.

In the Test segment, patent protection has been sought for significant inventions. Examples of such inventions include novel designs for window and door assemblies used in shielded enclosures and anechoic chambers, improved acoustic techniques for sound isolation and a variety of unique antennas.

A number of products in the Filtration segment are based on patented or otherwise proprietary technology that sets them apart from the competition. VACCO’s proprietary quieting technology, which it protects as trade secrets, is a significant differentiator for products supplied to the U.S. Navy submarine fleet.

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

Backlog

Total Company backlog at September 30, 2012 was $406.9 million, representing an increase of $63.8 million (18.6%) from the beginning of the fiscal year backlog of $343.1 million. The backlog of firm orders at September 30, 2012 and September 30, 2011, respectively, was: $187.8 million and $125.4 million for Utility Solutions; $79.4 million and $86.9 million for Test; and $139.7 million and $130.8 million for Filtration. As of September 30, 2012, it is estimated that domestic customers accounted for approximately 76% of the Company’s total firm orders, and international customers accounted for approximately 24%. Of the Company’s total backlog of orders at September 30, 2012, approximately 70% is expected to be completed in the fiscal year ending September 30, 2013.

Purchased Components and Raw Materials

The Company’s products require a wide variety of components and materials. Although the Company has multiple sources of supply for most of its materials requirements, certain components and raw materials are supplied by sole source vendors, and the Company’s ability to perform certain contracts depends on their performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities. However, in each of the Company’s segments, there are instances of some risk of shortages of materials or components due to reliance on sole or limited sources of supply. See “Item 1A, Risk Factors.”

In the Utility Solutions segment, in addition to its internal manufacturing of RF end-products, Aclara has contracts with four independent manufacturers which produce and supply a significant amount of such end-products, as well as contracts with several critical suppliers of raw material incorporated into such end-products. Aclara has arrangements with four independent manufacturers which produce and supply substantially all of Aclara’s power-line end-products. Aclara also contracts with certain critical raw material suppliers, directing the supply terms of such raw material to Aclara’s contract manufacturers.

Two of these contract manufacturers are industry leaders with worldwide operations. Each of these manufacturers is directed by Aclara to purchase certain unique raw material components from suppliers designated by Aclara. The Company believes that the above-described manufacturers and suppliers will be reliable sources for Aclara’s end-products for the foreseeable future.

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

Competition

Competition in the Company’s major markets is broadly based and global in scope. The Company faces intense competition from a large number of companies for nearly all of its products. Competition can be particularly intense during periods of economic slowdown, and this has been experienced in some of the Filtration markets. Although the Company is a leading supplier in several of the markets it serves, it maintains a relatively small share of the business in many of the other markets it serves. Individual competitors range in size from annual revenues of less than $1 million to billion-dollar enterprises. Because of the specialized nature of the Company’s products, its competitive position with respect to its products cannot be precisely stated. However, Aclara is believed to be a leading supplier in the fixed network segment of the AMI market. This fixed network segment comprises a substantial part of the total AMI market for utilities. Substantial efforts are required in order to maintain existing business levels. In the Company’s major served markets, competition is driven primarily by quality, technology, price and delivery performance. See “Item 1A, Risk Factors.”

Primary competitors of Aclara in the utility communications market include Itron, Inc., Silver Spring Networks, Landis+Gyr, Cannon Technologies Inc., Sensus Metering Systems Inc., Trilliant Inc., Elster Electricity, L.L.C., Comverge, Inc., Neptune Technology Group, e-Meter Corporation, Oracle Corporation, APOGEE Interactive Inc., Opower, Inc., Ecologic Analytics, LLC and Tantalus Systems Corp. OMICRON Electronics Corp. USA has for some time been a primary competitor of Doble in the international market, and has increased competition in the North America market. OMICRON has the ability to heavily fund research and development. In addition, Megger Group Limited has emerged as a significant competitor to Doble.

The Test segment is the global leader in the EM shielding market. Significant competitors in this served market include TDK RF Solutions Inc., Albatross GmbH, IMEDCO AG and Cuming Corporation.

Primary competitors of the Filtration segment include Pall Corporation, Moog, Inc., SoFrance, Clarcor Inc. and PneuDraulics.

Research and Development

Research and development and the Company’s technological expertise are important factors in the Company’s business. Research and development programs are designed to develop technology for new products or to extend or upgrade the capability of existing products, and to enhance their commercial potential.

The Company performs research and development at its own expense, and also engages in research and development funded by customers. Total Company-sponsored research and development expenses were approximately $30.1 million, $33.5 million and $32.2 million for fiscal years 2012, 2011 and 2010, respectively. Total customer-sponsored research and development expenses were approximately $9.2 million, $8.5 million and $4.0 million for fiscal years 2012, 2011 and 2010, respectively. All of the foregoing expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $17.6 million, $11.5 million and $13.3 million for fiscal years 2012, 2011 and 2010, respectively.

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

Government Contracts

The Company’s contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government are primarily firm fixed-price contracts under which work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the Company. All Government prime contracts and virtually all of the Company’s Government subcontracts provide that they may be terminated at the convenience of the Government. Upon such termination, the Company is normally entitled to receive equitable compensation from the customer. See “Marketing and Sales” in this Item 1, and “Item 1A, Risk Factors,” for additional information regarding Government contracts.

Employees

As of September 30, 2012, the Company employed approximately 2,690 persons.

Financing

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

At September 30, 2012, the Company had approximately $319.7 million available to borrow under the credit facility, and a $250 million increase option, in addition to $30.2 million cash on hand. At September 30, 2012, the Company had $115.0 million of outstanding borrowings under the credit facility and outstanding letters of credit of $15.3 million. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 17.5 to 35.0 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio. At September 30, 2012, the Company was in compliance with all debt covenants.

See also “Management’s Discussion and Analysis – Bank Credit Facility” in the 2012 Annual Report, and Note 8 of the Notes to Consolidated Financial Statements in the 2012 Annual Report, which information is herein incorporated by reference.

Available Information

The Company makes available free of charge on or through its Internet website, www.escotechnologies.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Executive Officers of the Registrant

The following sets forth certain information as of November 1, 2012 with respect to the Company’s executive officers. These officers are elected annually to terms which expire at the first meeting of the Board of Directors after the next Annual Meeting of Stockholders.

Name	Age	Position(s)

Victor L. Richey, Jr.	55	Chairman of the Board of Directors and Chief Executive Officer since April 2003; President since October 2006[1]

Gary E. Muenster	52	Executive Vice President and Chief Financial Officer since February 2008 (Senior Vice President and Chief Financial Officer from November 2005 to February 2008); Director since February 2011

Alyson S. Barclay	53	Senior Vice President, Secretary and General Counsel since November 2008 (Vice President, Secretary and General Counsel from October 1999 to November 2008)

1 Mr. Richey also serves as Chairman of the Executive Committee of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

Item 1A. Risk Factors

This Form 10-K, including “Item 1, Business,” “Item 2, Properties,” “Item 3, Legal Proceedings,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (incorporated by reference to “Management’s Discussion and Analysis” appearing in the 2012 Annual Report), contains “forward-looking statements” within the meaning of the safe harbor provisions of the federal securities laws, as described under “Forward-Looking Statements” above.

In addition to the risks and uncertainties discussed in that section and elsewhere in this Form 10-K, the following important risk factors could cause actual results and events to differ materially from those contained in any forward-looking statements, or could otherwise adversely affect the Company’s business, operating results or financial condition:

Negative worldwide economic conditions and related credit shortages could result in a decrease in our sales and an increase in our operating costs, which could adversely affect our business and operating results.

If there is a worsening of global and U.S. economic and financial market conditions and additional tightening of global credit markets, as currently experienced in Greece and certain other European countries, many of our customers may further delay or reduce their purchases of our products. The current uncertainties in the global economy may cause the utility industry to experience shortages in available credit, which could limit capital spending. To the extent this problem affects customers of our Utility Solutions segment, the sales and profits of this segment could be adversely affected. Likewise, if our suppliers face challenges in obtaining credit, they may have to increase their prices or become unable to continue to offer the products and services we use to manufacture our products, which could have an adverse effect on our business, results of operations and financial condition.

Economic, political and other risks of our international operations could adversely affect our business.

In fiscal 2012, approximately 27% of our sales were made to international customers. An economic downturn or an adverse change in the political situation in certain foreign countries in which we do business could cause a decline in revenues and adversely affect our financial condition. For example, our Test segment does significant business in Asia and Europe. Changes in the Asian political climate or political changes in specific Asian countries could negatively affect our business. Weakness in the European economy could have a significant adverse effect on our European revenues. For example, several Doble and ETS-Lindgren companies are based in Europe, and could be negatively impacted by weakness in the European economy.

Our international sales are also subject to other risks inherent in foreign commerce, including currency fluctuations and devaluations, the risk of war and terrorism, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and resolving disputes with our foreign customers.

The U.S. International Traffic in Arms Regulations (“ITAR”), which impose certain restrictions on the U.S. export of defense articles and services, may be viewed as too restrictive by our international customers, who may develop their own domestic products or elect to procure products from other international suppliers which are not subject to such export restrictions.

Much of our competition is broadly based and global in scope.

We face competition from a large number of manufacturers and distributors for nearly all of our products. Some of our competitors are larger, more diversified corporations, global in scope, with greater financial, marketing, production and research and development resources. If we cannot compete successfully against current or future competitors, it could have a material adverse effect on our business, financial condition and results of operations. See “Item 1, Business – Competition” for further discussion of these factors.

A significant part of our manufacturing operations depend on a small number of third-party suppliers.

A significant part of the manufacturing operations of our Utility Solutions segment relies on a small number of third-party manufacturers to supply the segment’s products. For example, Aclara has arrangements with four manufacturers which produce and supply substantially all of Aclara’s end-products. Two of these suppliers produce these end-products in Mexico. A significant disruption in the supply of those products (for example, due to a strike) could negatively affect the timely delivery of Aclara’s products to customers as well as future sales. Also, most of Doble’s manufacturing operations rely on third-party manufacturers to supply its products. Disruption in the supply of critical components such as integrated circuit components could have an adverse impact on our business by, among other things, increasing costs and reducing margins.

Certain of our other businesses are dependent upon sole source or a limited number of third-party manufacturers of parts and components. Many of these suppliers are small businesses. Since alternative supply sources are limited, there is an increased risk of adverse impacts on our production schedules and profits if our suppliers were to default in fulfilling their price, quality or delivery obligations.

Increases in prices of raw material and components, and decreased availability of such items, could adversely affect our business.

The cost of raw materials and product components is a major element of the total cost of many of our products. For example, our Test segment’s critical components rely on purchases of raw materials from third parties. Increases in the prices of raw materials (such as steel, copper, nickel, zinc, wood and petrochemical products) could have an adverse impact on our business by, among other things, increasing costs and reducing margins.

In addition, our reliance on sole or limited sources of supply of raw materials and components in each of its segments could adversely affect our business. Weather-created disruptions in supply, in addition to affecting costs, could impact our ability to procure an adequate supply of these raw materials and components, and delay or prevent deliveries of products to our customers.

Further, many of Doble’s items of equipment which are provided to its customers for their use are in the maturity of their life cycles, which creates the risk that replacement components may be unavailable or available only at increased costs.

A significant portion of the revenues of our Utility Solutions segment may be generated by a limited number of large contracts.

A significant portion of our Utility Solutions segment’s business may be dependent on several large contracts with customers. The loss of revenue which would result from such a customer’s selection of other suppliers, cancellations, delays, reductions, regulatory actions or our failure to perform in connection with such a contract could have a material adverse effect on our business, results of operations and financial condition.

Most of the sales of our Utility Solutions segment are to or for the utility industry, known for long sales cycles and uncertainty, which could affect the timing of revenue.

Most of our Utility Solutions segment’s sales are to or for the utility industry, where sales cycles are long and often unpredictable due to budgeting, purchasing and regulatory approval processes that can take up to several years to complete. Many Aclara sales involve large dollar amounts, and are marked by extended and complex competitive procurements. These factors often cause delays in the timing of sales, and such delays could result in order postponement, reduction in size or cancellation, thereby reducing or delaying our future revenue. In addition, delays in the receipt of grants by certain of our utility customers under the American Recovery and Reinvestment Act of 2009 may cause delays in the placement of orders with Aclara. Also, these customers’ selection of vendors may be influenced by the specific terms of such grants, such as buy-American requirements, which may prohibit Aclara’s supply of products produced outside the U.S.

Our sales of products to the Government depend upon continued Government funding.

During the past three fiscal years, from 8% to 10% of our revenues have been generated from sales to the U.S. Government or its contractors. These sales are dependent on continuous government funding of the underlying programs. There could be reductions or terminations of the government funding on programs which apply to us or our customers. These funding effects could adversely affect our sales and profit, and could bring about a restructuring of our operations, which could result in an adverse effect on our financial condition or results of operations.

For example, a significant part of VACCO’s sales involve major U.S. Government defense and space programs. A reduction in Government spending on these programs could have a significant adverse impact on our financial results.

Our quarterly results may fluctuate substantially.

We have experienced variability in quarterly results and believe our quarterly results will continue to fluctuate as a result of many factors, including the size and timing of customer orders, Federal Communications Commission or other governmental actions, changes in existing taxation rules or practices, the gain or loss of significant customers, timing and levels of new product developments, shifts in product or sales channel mix, increased competition and pricing pressure, and general economic conditions affecting enterprise spending for the utility industry.

Failure or delay in new product development could reduce our future sales.

Much of our business is dependent on the continuous development of new products and technologies to meet the changing needs of our markets on a cost-effective basis. Many of these markets are highly technical from an engineering standpoint, and the relevant technologies are subject to rapid change.

If we fail to timely enhance existing products or develop new products, sales opportunities could be lost, which would adversely affect our business. In addition, in some existing contracts with customers, we have made commitments to develop and deliver new products. If we fail to meet these commitments, the default could result in the imposition on us of contractual penalties including termination. Our inability to enhance existing products in a timely manner could make our products less competitive, while our inability to successfully develop new products may limit our growth opportunities. Delays in product development may also require greater investment in research and development. Increased costs associated with new product development and product enhancements could adversely affect our operating results. Our costs of new product development may not be recoverable if demand for our products is not as anticipated.

Despite our efforts, we may be unable to adequately protect our intellectual property.

Despite our efforts to protect our intellectual property, unauthorized parties or competitors may copy or otherwise obtain and use our products and technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Current and future actions to enforce our proprietary rights may result in substantial costs and diversion of our resources, and may not be successful. In addition, we may not elect to pursue an unauthorized user due to the high costs and uncertainties associated with litigation. We may also face exposure to claims by others challenging our intellectual property rights.

A significant portion of our capitalized software is subject to impairment risk based on the ability to market the software.

A significant portion of our capitalized software value is contingent on the future sales of TWACS® software. Failure to generate sufficient sales to recoup costs could result in the impairment of our capitalized software costs.

Inventory obsolescence could require a charge against our earnings.

We maintain significant inventories of raw materials, components and finished goods deemed necessary to satisfy existing and future customer requirements. If our customers were to change, reduce or eliminate these requirements, or if product technology were to change significantly, certain of our inventories could become obsolete, which would require a charge against our earnings.

Changes in testing standards could adversely impact our Test and Utility Solutions segments’ sales.

A significant portion of the business of our Test and Utility Solutions segments involves sales to technology customers, which result from these customers needing to meet specific international and domestic test standards. If demand for product testing from these customers decreases, our business could be adversely affected. Likewise, if regulatory agencies eliminate or reduce certain domestic or international test standards, our sales could be adversely affected. For example, if it were to be determined that there is no need to include Wi-Fi technology in mobile phones, there might be no need for certain testing on mobile phones. Also, if a regulatory authority were to relax the test standards for certain electronic devices because they were determined not to interfere with the broadcast spectrum, our sales of certain products could be reduced.

Disputes with contractors could adversely affect our Test segment’s costs.

A major portion of our Test segment’s business involves working in conjunction with general contractors to produce end-products, such as electronic test chambers, secure communication rooms, MRI facilities, etc. If there are performance problems caused by either us or a contractor, they often result in cost overruns and may lead to a dispute as to which party is responsible. The resolution of such disputes can involve arbitration or litigation, and could cause us to incur significant expense including attorneys’ fees. In addition, these disputes may result in a reduction in revenue, a loss on a particular project, or even a significant damages award against us.

The end of customer product life cycles could negatively affect our Filtration segment’s results.

Many of our filtration products are sold to be components in our customers’ end-products. If a customer discontinues a certain end-product line, our ability to continue to sell those components will be reduced or eliminated. The result could be a significant decrease in our sales.

For example, a substantial portion of PTI’s revenue is generated from commercial aviation aftermarket sales. As certain aircraft are retired and replaced by newer aircraft, there could be a corresponding decrease in sales associated with our current products. Such a decrease could adversely affect our operating results. In addition, if the Government cuts back the space program (for example, the successor to the Space Shuttle), VACCO’s sales of space products would be reduced, and its revenues could be adversely affected.

Product defects could result in costly fixes, litigation and damages.

If there are claims related to defective products (under warranty or otherwise), particularly in a product recall situation, we could be faced with significant expenses in replacing or repairing the product. For example, the Aclara meter modules are installed in thousands of residences and other buildings. The replacement/repair costs for such products, if defective, could have a material adverse effect on our financial condition. Also, the Filtration segment obtains raw materials, machined parts and other product components from suppliers who provide certifications of quality which we rely on. Should these product components be defective and pass undetected into finished products, we could incur significant costs for repairs, re-work or replacement.

In addition, if a dispute over product claims cannot be settled, arbitration or litigation may result, requiring us to incur attorneys’ fees and exposing us to the potential of damage awards against us.

Environmental or regulatory requirements could increase our expenses and adversely affect our profitability.

Our operations and properties are subject to U.S. and foreign environmental laws and regulations governing, among other things, the generation, storage, emission, discharge, transportation, treatment and disposal of hazardous materials and the clean-up of contaminated properties. These regulations, and changes to them, could increase our cost of compliance, and our failure to comply could result in the imposition of significant fines, suspension of production, alteration of product processes, cessation of operations or other actions which could materially and adversely affect our business, financial condition and results of operations.

We are currently involved as a responsible party in several ongoing investigations and remediations of contaminated third-party owned properties. In addition, environmental contamination may be discovered in the future on properties which we formerly owned or operated and for which we could be legally responsible. Future costs associated with these situations, including those currently unknown to us, are difficult to quantify but could have a significant effect on our financial condition. See “Item 1, Business – Environmental Matters” for a discussion of these factors.

Credit shortages could affect the pricing of our credit facility increase option.

Tightening of the global credit markets could cause an increase in the pricing or fees related to our overall credit facility if we exercise all or part of our $250 million increase option, which is subject to acceptance by participating or other outside banks.

The loss of specialized key employees could affect our performance and revenues.

There is a risk of our losing key employees having engineering and technical expertise to other employers. For example, our Utility Solutions segment relies heavily on engineers with significant experience and reputation in the utility industry to furnish expert consulting services and support to customers. There is a current trend of a shortage of these qualified engineers because of hiring competition from other companies in the industry. Loss of these employees to other employers could reduce the segment’s ability to provide services and negatively affect our revenues.

Our acquisitions of other companies carry risk.

We have acquired other companies in the past and expect to continue to do so in the future if favorable opportunities arise. Acquisitions of other companies involve numerous risks, including difficulties in the integration of the operations, technologies and products of the acquired companies, the potential exposure to unanticipated and undisclosed liabilities, the potential that expected benefits or synergies are not realized and that operating costs increase, the potential loss of key personnel, suppliers or customers of acquired businesses and the diversion of management’s time and attention from other business concerns. Although we will attempt to identify and evaluate the risks inherent in any future transaction, we may not properly ascertain all such risks.

We may incur significant costs, experience short term inefficiencies, or be unable to realize expected long term savings from our planned facility consolidations.

We periodically assess the cost and operational structure of our facilities in order to manufacture and sell our products in the most efficient manner. Based on our assessments, we have determined to close our Test facility in Glendale Heights, Illinois and transfer its business and some or all of its employees to our other Test facilities. This consolidation, as well as any future facility reorganizations which we may undertake, will require us to incur significant costs and may result in short term business inefficiencies as we consolidate the facilities and transition our employees. In addition, we may not achieve the expected long term benefits from these consolidations. Any or all of these factors could result in an adverse impact on our operating results, cash flows and financial condition.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company’s principal buildings contain approximately 1,250,800 square feet of floor space. Approximately 682,900 square feet are owned by the Company and approximately 567,900 square feet are leased. See Note 6 to the Consolidated Financial Statements in the 2012 Annual Report, which information is herein incorporated by reference. The principal plants and offices are as follows:

Location	Approximate Size (Sq. Ft.)	Owned/ Leased	If Leased, Expiration Date	Principal Use(s) and (Operating Segment)
Oxnard, CA	127,400	Owned		Management, Engineering & Manufacturing (Filtration)
Cedar Park, TX	118,000	Owned		Management, Engineering & Manufacturing (Test)
Solon, OH	111,300	Leased	9/1/2019 (two 5-year renewal options)	Management, Engineering & Manufacturing (Utility Solutions)
South El Monte, CA	100,100	Owned		Management, Engineering & Manufacturing (Filtration)
Durant, OK	100,000	Owned		Manufacturing (Test)
Huntley, IL	85,000	Owned		Management & Manufacturing (Filtration)
Watertown, MA	78,500	Owned		Management, Engineering & Manufacturing (Utility Solutions)
Hazelwood, MO	71,600	Leased	3/31/2013 (one 5-year renewal option)	Management & Engineering (Utility Solutions)
Glendale Heights, IL*	59,400	Leased	3/31/2015 (one 5-year renewal option)	Management, Engineering & Manufacturing (Test)
South El Monte, CA	42,000	Leased	6/30/2016	Management, Engineering & Manufacturing (Filtration)

Location	Approximate Size (Sq. Ft.)	Owned/ Leased	If Leased, Expiration Date	Principal Use(s) and (Operating Segment)
Eura, Finland	40,900	Owned		Management, Engineering & Manufacturing (Test)
Beijing, China	40,200	Leased	12/31/2012	Manufacturing (Test)
Palmdale, CA	39,100	Leased	7/31/2015 (five 1-year renewal options)	Management, Engineering & Manufacturing (Filtration)
Kesselsdorf, Germany	33,500	Leased	5/31/2017 (terminable by the Company on 6 months’ notice)	Management, Engineering & Manufacturing (Utility Solutions)
Hazelwood, MO	33,000	Owned		Management & Engineering (Utility Solutions)
Minocqua, WI	30,200	Leased	3/31/2013 (two 3-year renewal options)	Engineering & Manufacturing (Test)
South El Monte, CA	21,300	Leased	6/30/2016	Management & Engineering (Filtration)
St. Louis, MO	20,700	Leased	8/31/2015 (two 5-year renewal options)	ESCO Corporate Headquarters
Wellesley, MA	18,500	Leased	9/30/2013	Management & Engineering (Utility Solutions)
Morrisville, NC	16,700	Leased	3/31/2014 (one 3-year renewal option)	Management (Utility Solutions)
Taufkirchen, Germany	13,700	Leased	12/1/2015	Management & Engineering (Test)
Stevenage, England	12,200	Leased	8/11/2017	Management, Engineering & Manufacturing (Test)
Huntley, IL	12,000	Leased	8/31/2013 (one 2-year renewal option)	Management & Manufacturing (Filtration)
Marlborough, MA	11,200	Leased	6/30/2020	Management & Engineering (Utility Solutions)
Tijuana, Mexico	8,500	Leased	9/30/2014 (two 2-year renewal options)	Manufacturing (Filtration)
Beijing, China	5,800	Leased	12/21/2016	Office (Test)

* In October 2012 the Company announced its intention to close this facility by the end of the second quarter of fiscal 2013.

The Company believes its buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for the Company’s current production requirements and other needs.

Item 3. Legal Proceedings

As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. With respect to claims and litigation asserted or commenced against the Company, it is the opinion of management that final judgments, if any, which might be rendered against the Company are adequately reserved for, covered by insurance or not likely to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES*

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2012	0	N.A.	0	$30.0 Million*
August 1-31, 2012	29,153	$35.29	29,153	$99.0 Million*
September 1-30, 2012	120,670	$36.25	120,670	$94.6 Million*
Total	149,823	$36.06	149,823	$94.6 Million*

*	On August 8, 2012, the Company’s Board of Directors authorized a common stock repurchase program (the “2012 Program”), which was announced on August 9, 2012. Under the 2012 Program, the Company may repurchase shares of its stock from time to time in its discretion, in the open market or otherwise, up to a maximum total repurchase amount equal to $100 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). The 2012 Program will expire September 30, 2013. The 2012 Program superseded and cancelled a previously existing stock repurchase program adopted in 2010 (the “2010 Program”), which permitted maximum total repurchases of $30 million; no shares were purchased under the 2010 Program prior to its termination. There currently is no repurchase program which the Company has determined to terminate prior to the program’s expiration, or under which the Company does not intend to make further purchases.

The remainder of the information required by this item is incorporated herein by reference to Notes 9, 10 and 15 of the Notes to Consolidated Financial Statements in the 2012 Annual Report, and to “Common Stock Market Price” and “Shareholders’ Summary – Capital Stock Information” appearing in the 2012 Annual Report.

Item 6. Selected Financial Data

The information required by this item is incorporated herein by reference to “Five-Year Financial Summary” and Note 2 of the Notes to Consolidated Financial Statements in the 2012 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis” in the 2012 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis—Market Risk Analysis” and “Management’s Discussion and Analysis—Quantitative And Qualitative Disclosures About Market Risk” in the 2012 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company, the Notes thereto, and the related “Report of Independent Registered Public Accounting Firm” of KPMG LLP, in the 2012 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The remainder of the information required by this item is incorporated by reference to “Management’s Report on Internal Control over Financial Reporting,” and the related “Report of Independent Registered Public Accounting Firm” of KPMG LLP, in the 2012 Annual Report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding nominees and directors, the Company’s Code of Ethics, its Audit and Finance Committee, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the sections captioned “Proposal 1: Election of Directors,” “Board of Directors – Governance Policies and Management Oversight,” “Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement.

Information regarding the Company’s executive officers is set forth in “Item 1, Business – Executive Officers of the Registrant,” above.

Item 11. Executive Compensation

The information in the sections captioned “Committees – Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Executive Compensation Information” in the 2012 Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the beneficial ownership of shares of the Company’s common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent stockholders is hereby incorporated by reference to the section captioned “Securities Ownership” in the 2012 Proxy Statement.

Information regarding shares of the Company’s common stock issued or issuable under the Company’s equity compensation plans is hereby incorporated by reference to the section captioned “Proposal 3: Approval of 2013 Incentive Compensation Plan – Other Equity Compensation Plan Information” in the 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding transactions with related parties and the independence of the Company’s directors, nominees for directors and members of the committees of the board of directors is hereby incorporated by reference to the sections captioned “Board of Directors” and “Committees” in the 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information regarding the Company’s independent registered public accounting firm, its fees and services, and the Company’s Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services, is hereby incorporated by reference to the section captioned “Audit-Related Matters” in the 2012 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements. The Consolidated Financial Statements of the Company, and the Report of Independent Registered Public Accounting Firm thereon of KPMG LLP, are incorporated herein by reference to those sections of the 2012 Annual Report.

(2)	Financial Statement Schedules. Omitted because either they are not applicable or the required information is included in the financial statements or notes.

(3)	Exhibits. The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document location indicated:

Exhibit No.	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger, effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.2(a)	Bylaws, as amended and restated	Exhibit 3.4 to the Company’s Form 10-K for the fiscal year ended September 30, 2003

3.2(b)	Amendment to Bylaws, effective February 2, 2007	Exhibit 3.5 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2006

3.2(c)	Amendment to Bylaws, effective November 9, 2007	Exhibit 3.1 to the Company’s Form 8-K filed November 13, 2007

4.1	Specimen revised Common Stock Certificate	Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2010

4.2	Credit Agreement dated as of May 14, 2012 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, PNC Bank, National Association as Syndication Agent, and SunTrust Bank, Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Documentation Agents.	Exhibit 4.1 to the Company’s Form 8-K filed May 18, 2012

4.3(a)	Credit Agreement dated as of November 30, 2007 by and among the Company, National City Bank and the lenders from time to time parties thereto (terminated as of May 14, 2012)	Exhibit 4.1 to the Company’s Form 8-K filed December 6, 2007

Exhibit No.		Description	Document Location

4.3(b)		Amendment No. 1 to November 30, 2007 Credit Agreement, effective November 12, 2009 (terminated as of May 14, 2012)	Exhibit 4.1 to the Company’s Form 8-K filed January 15, 2010

10.1		Form of Indemnification Agreement with each of ESCO’s non-employee directors	Filed herewith (Note: This Exhibit is being re-filed due to the age of the original filing)

10.2(a)	*	First Amendment to the ESCO Electronics Corporation Supplemental Executive Retirement Plan, effective August 2, 1993 (comprising restatement of entire Plan)	Filed herewith (Note: This Exhibit is being re-filed due to the age of the original filing)

10.2(b)	*	Second Amendment to Supplemental Executive Retirement Plan, effective May 1, 2001	Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended September 30, 2001

10.2(c)	*	Form of Supplemental Executive Retirement Plan Agreement	Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended September 30, 2002

10.3(a)	*	Directors’ Extended Compensation Plan, adopted effective October 11, 1993	Filed herewith (Note: This Exhibit is being re-filed due to the age of the original filing)

10.3(b)	*	First Amendment to Directors’ Extended Compensation Plan effective January 1, 2000	Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended September 30, 2000

10.3(c)	*	Second Amendment to Directors’ Extended Compensation Plan, effective April 1, 2001	Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended September 30, 2001

10.3(d)	*	Third Amendment to Directors’ Extended Compensation Plan, effective October 3, 2007	Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.4(a)	*	Compensation Plan For Non-Employee Directors, as amended and restated effective November 9, 2005	Filed herewith

10.4(b)	*	Amendment to Compensation Plan for Non-Employee Directors effective October 3, 2007	Exhibit 10.50 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.4(c)	*	Board Actions Regarding Compensation for Non-Employee Directors, effective January 1, 2012	Exhibit 10.66 to the Company’s Form 10-K for the fiscal year ended September 30, 2011

10.5(a)	*	1999 Stock Option Plan, as amended and restated effective October 16, 2000	Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2000

10.5(b)	*	Form of Incentive Stock Option Agreement under 1999 Stock Option Plan	Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2000

10.5(c)	*	Form of Nonqualified Stock Option Agreement under 1999 Stock Option Plan	Exhibit 10.7 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2000

10.5(d)	*	Amendment to 1999 Stock Option Plan, effective August 7, 2003	Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended September 30, 2003

10.5(e)	*	Amendment to 1999 Stock Option Plan, effective October 1, 2007	Appendix C to the Company’s Schedule 14A Proxy Statement filed December 20, 2007

10.5(f)	*	Amendment to 1999 Stock Option Plan, effective October 3, 2007	Exhibit 10.47 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

Exhibit No.		Description	Document Location

10.5(g)	*	Board Committee Resolutions Regarding Interpretation of 1999 Stock Option Plan, adopted February 4, 2010	Exhibit 10.1 to the Company’s Form 8-K dated February 10, 2010

10.5(h)	*	Fifth Amendment to 1999 Stock Option Plan, effective February 4, 2010	Exhibit 10.2 to the Company’s Form 8-K dated February 10, 2010

10.6(a)	*	2001 Stock Incentive Plan	Exhibit B to the Company’s Schedule 14A Proxy Statement filed December 11, 2000

10.6(b)	*	Form of Incentive Stock Option Agreement under 2001 Stock Incentive Plan	Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended September 30, 2002

10.6(c)	*	Form of Non-Qualified Stock Option Agreement under 2001 Stock Incentive Plan	Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended September 30, 2002

10.6(d)	*	Amendment to 2001 Stock Incentive Plan, effective August 7, 2003	Exhibit 10.29 to the Company’s Form 10-K for the fiscal year ended September 30, 2003

10.6(e)	*	Form of Incentive Stock Option Agreement under 2001 Stock Incentive Plan	Exhibit 10.8 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004

10.6(f)	*	Form of Non-Qualified Stock Option Agreement under 2001 Stock Incentive Plan	Exhibit 10.9 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004

10.6(g)	*	Second Amendment to 2001 Stock Incentive Plan, effective August 3, 2006	Exhibit 10.39 to the Company’s Form 10-K for the fiscal year ended September 30, 2006

10.6(h)	*	Third Amendment to 2001 Stock Incentive Plan, effective October 3, 2007	Exhibit 10.45 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.6(i)	*	Fourth Amendment to 2001 Stock Incentive Plan, effective October 1, 2007	Appendix B to the Company’s Schedule 14A Proxy Statement filed December 20, 2007

10.6(j)	*	Form of Notice of Award (2009) – Performance Accelerated Restricted Stock under 2001 Stock Incentive Plan	Exhibit 10.51 to the Company’s Form 10-K for the fiscal year ended September 30, 2008

10.6(k)	*	Board Committee Resolutions Regarding Interpretation of 2001 Stock Incentive Plan, adopted February 4, 2010	Exhibit 10.1 to the Company’s Form 8-K dated February 10, 2010

10.6(l)	*	Fifth Amendment to 2001 Stock Incentive Plan, effective February 4, 2010	Exhibit 10.3 to the Company’s Form 8-K filed February 10, 2010

10.6(m)	*	Sixth Amendment to 2001 Stock Incentive Plan, effective February 4, 2010	Exhibit 10.5 to the Company’s Form 8-K filed February 10, 2010

10.6(n)	*	Form of Notice of Award –Performance-Accelerated Restricted Stock under 2001 Stock Incentive Plan	Exhibit 10.7 to the Company’s Form 8-K filed February 10, 2010

10.6(o)	*	Form of Exhibits (“Non-Compete,” “Compensation Recovery Policy” and “Clawback”) to Incentive Stock Option Agreements and Non-Qualified Stock Option Agreements under 2001 Stock Incentive Plan	Exhibit 10.8 to the Company’s Form 8-K filed February 10, 2010

10.7(a)	*	2004 Incentive Compensation Plan	Appendix B to the Company’s Schedule 14A Proxy Statement filed December 29, 2003

Exhibit No.		Description	Document Location

10.7(b)	*	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan	Exhibit 10.6 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004

10.7(c)	*	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan	Exhibit 10.7 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004

10.7(d)	*	First Amendment to 2004 Incentive Compensation Plan, effective August 3, 2006	Exhibit 10.40 to the Company’s Form 10-K for the fiscal year ended September 30, 2006

10.7(e)	*	Forms of Exhibits (“Non-Compete” and “Change of Control”) to Option Agreements in Exhibits 10.8(b) and 10.8(c) above	Exhibit 10.42 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.7(f)	*	Second Amendment to 2004 Incentive Compensation Plan, effective October 3, 2007	Exhibit 10.44 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.7(g)	*	Third Amendment to 2004 Incentive Compensation Plan, effective October 1, 2007	Appendix A to the Company’s Schedule 14A Proxy Statement filed December 20, 2007

10.7(h)	*	Board Committee Resolutions Regarding Interpretation of 2004 Incentive Compensation Plan, adopted February 4, 2010	Exhibit 10.1 to the Company’s Form 8-K dated February 10, 2010

10.7(i)	*	Fourth Amendment to 2004 Incentive Compensation Plan, effective February 4, 2010	Exhibit 10.4 to the Company’s Form 8-K filed February 10, 2010

10.7(j)	*	Form of Exhibits (“Non-Compete,” “Compensation Recovery Policy” and “Clawback”) to Incentive Stock Option Agreements and Non-Qualified Stock Option Agreements under 2004 Incentive Compensation Plan	Exhibit 10.8 to the Company’s Form 8-K filed February 10, 2010

10.7(k)	*	Form of Notice of Award—Performance– Accelerated Restricted Stock under 2004 Stock Incentive Plan	Exhibit 10 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2010

10.8	*	Sixth Amendment and Restatement of Employee Stock Purchase Plan effective as of October 15, 2003	Appendix C to the Company’s Schedule 14A Proxy Statement filed December 29, 2003

10.9	*	Performance Compensation Plan for Corporate, Subsidiary and Division Officers and Key Managers, adopted August 2, 1993, as amended and restated through August 8, 2012	Filed herewith

10.10	*	Incentive Compensation Plan for Executive Officers, adopted November 9, 2005, as amended and restated through August 8, 2012	Filed herewith

10.11	*	Compensation Recovery Policy, adopted effective February 4, 2010	Exhibit 10.6 to the Company’s Form 8-K filed February 10, 2010

10.12(a)	*	Severance Plan adopted as of August 10, 1995, as Amended and Restated February 5, 2002	Exhibit 10 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2002

Exhibit No.		Description	Document Location

10.12(b)	*	Second Amendment to Severance Plan, effective October 3, 2007	Exhibit 10.48 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.13(a)	*	Employment Agreement with V.L. Richey, Jr., effective November 3, 1999	Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999 (Agreement with V.L. Richey, Jr. is substantially identical to the referenced Exhibit and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.13(b)	*	Second Amendment to Employment Agreement with V.L. Richey, Jr., effective May 5, 2004	Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004

10.13(c)	*	Third Amendment to Employment Agreement with V.L. Richey, Jr., effective December 31, 2007	Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2008

10.14(a)	*	Employment Agreement with G.E. Muenster, effective November 3, 1999	Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999 (Agreement with G.E. Muenster is substantially identical to the referenced Exhibit except that it provides a minimum base salary of $108,000, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.14(b)	*	Second Amendment to Employment Agreement with G.E. Muenster, effective May 5, 2004	Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004

10.14(c)	*	Third Amendment to Employment Agreement with G.E. Muenster, effective December 31, 2007	Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2008 (Third Amendment with G.E. Muenster is substantially identical to the referenced Exhibit except that (i) the termination amounts payable under Paragraph 9.a(1) are equal to base salary for 12 months and (ii) under Paragraph 9.a(1)(B), such termination amounts may be paid in biweekly installments equal to 1/26th of such amounts, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.14(d)	*	Fourth Amendment to Employment Agreement with G.E. Muenster, effective February 6, 2008	Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2008

10.15(a)	*	Employment Agreement with A.S. Barclay, effective November 3, 1999	Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999 (Agreement with A.S. Barclay is substantially identical to the referenced Exhibit except that it provides a minimum base salary of $94,000, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

Exhibit No.		Description	Document Location

10.15(b)	*	Second Amendment to Employment Agreement with A.S. Barclay, effective May 5, 2004	Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004 (Second Amendment with A.S. Barclay is substantially identical to the referenced Exhibit, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.15(c)	*	Third Amendment to Employment Agreement with A.S. Barclay, effective December 31, 2007	Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2008 (Note: Third Amendment with A.S. Barclay is substantially identical to the referenced Exhibit except that (i) the termination amounts payable under Paragraph 9.a(1) are equal to base salary for 12 months and (ii) under Paragraph 9.a(1)(B), such termination amounts may be paid in biweekly installments equal to 1/26th of such amounts, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.15(d)	*	Fourth Amendment to Employment Agreement with A.S. Barclay, effective July 29, 2010	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2010

13

The following sections of the Company’s Annual Report to Stockholders for the year ended September 30, 2012:

•     Management’s Discussion and Analysis (pp. 14-24)

•     Consolidated Financial Statements and the Notes thereto (pp. 25-46)

•     Management’s Report on Internal Control over Financial Reporting (p. 48)

•     Report of Independent Registered Public Accounting Firm (p. 49)

•     Five-year Financial Summary (p.  50)

•     Common Stock Market Price (p. 50)

•     Shareholders’ Summary—Capital Stock Information (p. 52)

Filed herewith

21		Subsidiaries of the Company	Filed herewith

23		Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1		Certification of Chief Executive Officer	Filed herewith

31.2		Certification of Chief Financial Officer	Filed herewith

32		Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	**	XBRL Instance Document	Submitted herewith

101.SCH	**	XBRL Schema Document	Submitted herewith

101.CAL	**	XBRL Calculation Linkbase Document	Submitted herewith

101.LAB	**	XBRL Label Linkbase Document	Submitted herewith

Exhibit No.		Description	Document Location

101.PRE	**	XBRL Presentation Linkbase Document	Submitted herewith

101.DEF	**	XBRL Definition Linkbase Document	Submitted herewith

*	Indicates a management contract or compensatory plan or arrangement.

**	Exhibit 101 to this report consists of documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections.

(b)	Exhibits: Reference is made to the list of exhibits in this Part IV, Item 15(a)(3) above, and to the Exhibits following the signature page.

(c)	Financial Statement Schedules: Reference is made to Part IV, Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCO TECHNOLOGIES INC.

By:	/s/ V.L. Richey, Jr.
V.L. Richey, Jr.
President and Chief Executive Officer

Date: November 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ V.L. Richey, Jr.	Chairman, President, Chief Executive	November 29, 2012
V.L. Richey, Jr.	Officer and Director

/s/ G.E. Muenster	Executive Vice President, Chief Financial	November 29, 2012
G.E. Muenster	Officer (Principal Accounting Officer) and Director

/s/ J.M. McConnell	Director	November 29, 2012
J.M. McConnell

/s/ L.W. Solley	Director	November 29, 2012
L.W. Solley

/s/ J.M. Stolze	Director	November 29, 2012
J.M. Stolze

/s/ D.C. Trauscht	Director	November 29, 2012
D.C. Trauscht

/s/ J.D. Woods	Director	November 29, 2012
J.D. Woods

EXHIBITS

The following exhibits are submitted with and attached to this Form 10-K; exhibit numbers correspond to the exhibit table in Item 601 of Regulation S-K. For a complete list of exhibits including those incorporated by reference, see Item 15(a)(3) of this Form 10-K, above.

Exhibit No.	Exhibit

10.1	Form of Indemnification Agreement with each of Registrant’s non-employee directors

10.2(a)	First Amendment to the ESCO Electronics Corporation Supplemental Executive Retirement Plan, effective August 2, 1993 (comprising restatement of entire Plan)

10.3(a)	Directors’ Extended Compensation Plan, adopted effective October 11, 1993

10.4(a)	Compensation Plan For Non-Employee Directors, as amended and restated effective November 9, 2005

10.9	Performance Compensation Plan for Corporate, Subsidiary and Division Officers and Key Managers, adopted August 2, 1993, as amended and restated through August 8, 2012

10.10	Incentive Compensation Plan for Executive Officers, adopted November 9, 2005, as amended and restated through August 8, 2012

13	The following sections of the Company’s Annual Report to Stockholders for the year ended September 30, 2012:

▪ Management’s Discussion and Analysis (pp. 14-24)
▪ Consolidated Financial Statements and the Notes thereto (pp 25-46)
▪ Management’s Report on Internal Control over Financial Reporting (p. 48)
▪ Report of Independent Registered Public Accounting Firm (p. 49)
▪ Five-year Financial Summary (p. 50)
▪ Common Stock Market Price (p. 50)
▪ Shareholders’ Summary—Capital Stock Information (p. 52)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

