Form 10-Q
period 2012-12-31
ESCO TECHNOLOGIES INC
filed 2013-02-08
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)
9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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

                           Class                                                                                            Outstanding at January 31, 2013
Common stock, $.01 par value per share                                                                           26,409,114 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended December 31,
	2012	2011

Net sales	$145,265	152,925
Costs and expenses:
Cost of sales	94,038	92,721
Selling, general and administrative expenses	46,939	48,690
Amortization of intangible assets	3,500	3,153
Interest expense, net	563	491
Other (income) expenses, net	(72)	(472)
Total costs and expenses	144,968	144,583

Earnings before income taxes	297	8,342
Income tax expense	51	3,135
Net earnings	$246	5,207

Earnings per share:
Basic – Net earnings	$0.01	0.20

Diluted – Net earnings	$0.01	0.19

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,
	2012	2011

Net earnings	$246	5,207
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	975	(1,556)
Pension adjustment	(109)	-
Interest rate swap adjustment	-	2
Total other comprehensive income (loss), net of tax	866	(1,554)
Comprehensive income	$1,112	3,653

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2012 (Unaudited)	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$33,489	30,215
Accounts receivable, net	132,411	151,051
Costs and estimated earnings on long-term contracts, less progress billings of $23,491 and $30,534, respectively	10,669	14,567
Inventories	118,934	108,061
Current portion of deferred tax assets	22,577	22,313
Other current assets	25,551	17,237
Total current assets	343,631	343,444

Property, plant and equipment, net	79,806	75,876
Intangible assets, net	244,526	231,473
Goodwill	388,352	361,280
Other assets	22,516	21,680
Total assets	$1,078,831	1,033,753

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$51,630	50,000
Accounts payable	45,985	54,049
Advance payments on long-term contracts, less costs incurred of $32,693 and $31,534, respectively	22,016	21,700
Accrued salaries	19,589	25,717
Current portion of deferred revenue	28,355	24,920
Accrued other expenses	27,371	27,819
Total current liabilities	194,946	204,205
Pension obligations	35,018	35,480
Deferred tax liabilities	90,737	88,675
Other liabilities	23,937	9,080
Long-term debt	113,000	65,000
Total liabilities	457,638	402,440
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,112,741 and 30,044,486 shares, respectively	301	300
Additional paid-in capital	279,921	279,392
Retained earnings	439,680	441,566
Accumulated other comprehensive loss, net of tax	(24,512)	(25,378)
	695,390	695,880
Less treasury stock, at cost: 3,719,107 and 3,453,249 common shares, respectively	(74,197)	(64,567)
Total shareholders' equity	621,193	631,313
Total liabilities and shareholders’ equity	$1,078,831	1,033,753

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$246	5,207
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,472	6,014
Stock compensation expense	1,157	1,139
Changes in current assets and liabilities	(4,975)	(11,240)
Effect of deferred taxes	1,798	1,120
Change in deferred revenue and costs, net	(1,073)	(2,359)
Pension contributions	(730)	(610)
Other	(1,242)	211
Net cash provided (used) by operating activities	1,653	(518)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(28,247)	-
Additions to capitalized software	(4,017)	(2,946)
Capital expenditures	(5,348)	(3,087)
Net cash used by investing activities	(37,612)	(6,033)
Cash flows from financing activities:
Proceeds from long-term debt	53,630	21,646
Principal payments on long-term debt	(4,000)	(17,000)
Dividends paid	(2,132)	(2,134)
Purchases of common stock into treasury	(9,703)	-
Other	463	63
Net cash provided by financing activities	38,258	2,575
Effect of exchange rate changes on cash and cash equivalents	975	(1,556)
Net increase (decrease) in cash and cash equivalents	3,274	(5,532)
Cash and cash equivalents, beginning of period	30,215	34,158
Cash and cash equivalents, end of period	$33,489	28,626

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The Company’s business is typically not impacted by seasonality; however, the results for the three-month period ended December 31, 2012 are not necessarily indicative of the results for the entire 2013 fiscal year.  References to the first quarters of 2013 and 2012 represent the fiscal quarters ended December 31, 2012 and 2011, respectively.

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

2.	ACQUISITIONS

On December 31, 2012, the Company acquired the assets of Metrum Technologies LLC (Metrum) for a purchase price of $25 million in cash plus contingent consideration based on future revenues over the next four years.  Metrum is a leading provider of wireless public network communications products for electric utility customers and also offers communications products and devices for distribution automation and demand response applications.  Metrum’s operating results, since the date of acquisition, are included within Aclara Technologies LLC in the USG segment.  There was no impact to the Company’s first quarter 2013 Consolidated Statement of Operations since it was acquired on December 31, 2012. Pending the final valuation of the intangible assets, the Company recorded approximately $25 million of goodwill, $11.2 million of amortizable identifiable intangible assets consisting primarily of customer relationships and patents / technology and contingent consideration valued at $13.7 million.

On December 21, 2012, the Company acquired the assets of Felix Tool & Engineering, Inc. (Felix Tool) for a purchase price of $1.2 million in cash.  Felix Tool is engaged in the design, manufacture and sale of customized perforated tubes for filtration applications in the aerospace and fluid power industry.  The purchase price was allocated to property, plant and equipment and inventory based on fair market value at the date of acquisition and there were no intangible assets recorded upon the transaction.  The operating results for Felix Tool, since the date of acquisition, are included within PTI Technologies Inc. in the Filtration segment.

On December 10, 2012, the Company acquired the assets of Finepoint Marketing, Inc. (Finepoint) for a purchase price of $2.5 million.  Finepoint is the electric power industry’s leading conference provider focused on medium and high voltage circuit breakers, as well as related substation and switchgear topics.  The operating results for Finepoint, since the date of acquisition, are included within Doble Engineering Company in the USG segment.  The Company recorded approximately $1.3 million of goodwill as a result of the transaction and $1.2 million of amortizable identifiable intangible assets consisting of customer relationships.

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

	Three Months Ended December 31,

	2012	2011

Weighted Average Shares Outstanding - Basic	26,495	26,671
Dilutive Options and Restricted Shares	185	186

Adjusted Shares - Diluted	26,680	26,857

Options to purchase 99,709 shares of common stock at prices ranging from $36.70 - $37.98 and options to purchase 143,501 shares of common stock at prices ranging from $32.55 - $45.81 were outstanding during the three-month periods ended December 31, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014. Approximately 244,000 and 309,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended December 31, 2012 and 2011, respectively, based upon the application of the treasury stock method.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Stock Option Plans
The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of the Company’s stock calculated over the expected term of the option.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.  The expected dividend yield is based on historical dividend rates.  There were no stock option grants during the first quarter of fiscal 2013. Pretax compensation expense related to stock option awards was less than $0.1 million for the three-month periods ended December 31, 2012 and 2011, respectively.

Information regarding stock options awarded under the option plans is as follows:

	Shares	Weighted Average Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life

Outstanding at October 1, 2012	125,816	$36.29
Granted	--	$–
Exercised	(15,500)	$34.68	$0
Cancelled / Expired	(5,850)	$37.24
Outstanding at December 31, 2012	104,466	$36.48	$0.1	1 year

Exercisable at December 31, 2012	103,799	$36.50	$0.1

Performance-Accelerated Restricted Share Awards
Pretax compensation expense related to the restricted share awards was $1.0 million and $1.0 million for the three-month periods ended December 31, 2012 and 2011, respectively. There were 507,079 non-vested shares outstanding as of December 31, 2012.

Non-Employee Directors Plan
Pretax compensation expense related to the non-employee director grants was $0.2 million and $0.1 million for the three-month periods ended December 31, 2012 and 2011, respectively.

The total share-based compensation cost that has been recognized in results of operations and included within selling, general and administrative expenses (SG&A) was $1.2 million and $1.1 million for the three-month periods ended December 31, 2012 and 2011, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.1 million and $0.4 million for the three-month periods ended December 31, 2012 and 2011, respectively.  As of December 31, 2012, there was $5.0 million of total unrecognized compensation cost related to share-based compensation arrangements.  That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

5.      INVENTORIES

Inventories consist of the following:

(In thousands)	December 31, 2012	September 30, 2012

Finished goods	$ 38,312	30,250
Work in process, including long-term contracts	32,127	30,372
Raw materials	48,495	47,439
Total inventories	$ 118,934	108,061

6.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company has three reporting segments: Utility Solutions Group (USG), RF Shielding and Test (Test) and Filtration/Fluid Flow (Filtration).  The USG segment’s operations consist of Aclara Technologies LLC (Aclara) and Doble Engineering Company (Doble). Aclara is a proven supplier of special purpose fixed-network communications systems for electric, gas and water utilities, including hardware and software to support advanced metering applications.  Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment.  Test segment operations consist of ETS-Lindgren Inc. (ETS-Lindgren).  On October 1, 2012, the Company consolidated its two domestic Test segment operating companies by merging ETS-Lindgren, L.P. into Lindgren R.F. Enclosures Inc., which was renamed ETS-Lindgren Inc. ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy.  The Filtration segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair) and Thermoform Engineered Quality LLC (TEQ).  The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned and unmanned aircraft.

Management evaluates and measures the performance of its operating segments based on “Net Sales” and “EBIT”, which are detailed in the table below.  EBIT is defined as earnings from continuing operations before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.
(In thousands)	Three Months Ended December 31,
	2012	2011
NET SALES
USG	$62,618	70,349
Test	36,295	39,354
Filtration	46,352	43,222
Consolidated totals	$145,265	152,925

EBIT
USG	$(2,208)	4,966
Test	519	1,947
Filtration	8,801	8,236
Corporate (loss)	(6,252)	(6,316)
Consolidated EBIT	860	8,833
Less: Interest expense	(563)	(491)
Earnings before income taxes	$297	8,342

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

7.      DEBT

The Company’s debt is summarized as follows:
(In thousands)	December 31, 2012	September 30, 2012
Total borrowings	$164,630	115,000
Short-term borrowings and current portion of long-term debt	(51,630)	(50,000)
Total long-term debt, less current portion	$113,000	65,000

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

At December 31, 2012, the Company had approximately $273 million available to borrow under the credit facility, and a $250 million increase option, in addition to $33.5 million cash on hand.  At December 31, 2012, the Company had $163 million of outstanding borrowings under the credit facility and outstanding letters of credit of $13.9 million.  The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 17.5 to 35.0 basis points per year on the unused portion.  The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity.  The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio.  At December 31, 2012, the Company was in compliance with all debt covenants.

8.      INCOME TAX EXPENSE

The first quarter 2013 effective income tax rate was 17.2% compared to 37.6% in the first quarter of 2012.  The release of accruals related to uncertain tax positions as a result of the lapse of statute of limitations favorably reduced the 2013 first quarter effective income tax rate by 23.5%.  On January 2, 2013, the President of the United States signed into law the American Taxpayer Relief Act of 2012, which reinstated the research tax credit retroactive to January 1, 2012.  This is expected to reduce the 2013 effective tax rate by 2.1%.  Including this reduction, the Company estimates the fiscal 2013 tax rate will be approximately 33%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended December 31, 2012.  The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

9.      RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three-month periods ended December 31, 2012 and 2011 is shown in the following table.  Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended December 31,
(In thousands)	2012	2011
Defined benefit plans
Interest cost	$915	905
Expected return on assets	(1,075)	(1,021)
Amortization of:
Prior service cost	3	3
Actuarial loss	492	363
Net periodic benefit cost	$335	250

10.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted.  References to the first quarters of 2013 and 2012 represent the fiscal quarters ended December 31, 2012 and 2011, respectively.

OVERVIEW
In the first quarter of 2013, sales, net earnings and diluted earnings per share were $145.3 million, $0.2 million, and $0.01 per share, respectively, compared to $152.9 million, $5.2 million and $0.19 per share in the first quarter of 2012.  These results reflect the timing of new projects in the Utility Solutions Group and are consistent with expectations for 2013.  The Company’s financial position remains strong.

NET SALES
Net sales decreased $7.7 million, or 5.0%, to $145.3 million in the first quarter of 2013 from $152.9 million in the first quarter of 2012. The decrease in net sales in the first quarter of 2013 as compared to the prior year quarter was due to a $7.7 million decrease in the USG segment, a $3.1 million decrease in the Test segment; partially offset by a $3.1 million increase in the Filtration segment.

-Utility Solutions Group (USG)
Net sales decreased $7.7 million, or 11.0%, to $62.6 million for the first quarter of 2013 from $70.3 million for the first quarter of 2012.  The sales decrease in the first quarter of 2013 as compared to the prior year first quarter was mainly due to: a $7.2 million decrease in net sales from Aclara mainly driven by lower Advanced Metering Infrastructure (AMI) product deliveries to the electric utility cooperatives (COOP’s) of $13.8 million and the Mexican Federal Commission of Electricity (CFE) of $2.7 million as this portion of the project nears completion; partially offset by an $8.0 million increase in net sales to SoCalGas due to the ramp up of this project.

-Test
For the first quarter of 2013, net sales of $36.3 million were $3.1 million, or 7.7%, lower than the $39.4 million of net sales recorded in the first quarter of 2012.  The sales decrease for the first quarter of 2013 as compared to the prior year first quarter was mainly due to:  a $4.8 million decrease in net sales from the segment’s European operations as a result of the completion of several large chamber projects in Finland and the United Kingdom; partially offset by a $2.2 million increase in net sales from the segment’s Asian operations primarily due to a large chamber project in Japan.

-Filtration
For the first quarter of 2013, net sales of $46.4 million were $3.1 million, or 7.2%, higher than the $43.2 million of net sales recorded in the first quarter of 2012.  The sales increase during the first quarter of 2013 as compared to the prior year quarter was mainly due to:  a $2.3 million increase in net sales at VACCO due to higher shipments of its defense spares, a $0.9 million increase in net sales from PTI driven by higher shipments of aerospace elements and a $0.9 million increase in net sales at Crissair mainly due to higher aerospace product shipments; partially offset by a $1.1 million decrease in net sales from TEQ due to mainly due to lower shipments of its ear thermometer probe cover product related to timing.

ORDERS AND BACKLOG
Backlog was $456.7 million at December 31, 2012 compared with $406.9 million at September 30, 2012.  The Company received new orders totaling $195.1 million in the first quarter of 2013 compared to $203.7 million in the prior year first quarter.  New orders of $95.1 million were received in the first quarter of 2013 related to USG products, $42.8 million related to Test products, and $57.2 million related to Filtration products.   New orders of $109.7 million were received in the first quarter of 2012 related to USG products, $45.6 million related to Test products, and $48.4 million related to Filtration products.

Aclara received $44.2 million in orders and recorded $9.5 million in sales during the first quarter of 2013 related to the Company’s agreement with SoCalGas compared to $33.1 million in orders and $1.5 million in sales during the first quarter of 2012.  SoCalGas’ project includes deployment of Aclara’s integrated hardware, software and network architecture solution to over six million meters throughout its service territory.  Most of the equipment will be ordered by placement of formal purchase orders under the agreement.  As of December 31, 2012, total orders received from SoCalGas for AMI gas products were $138.6 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the first quarter of 2013 were $46.9 million (32.3% of net sales), compared with $48.7 million (31.8% of net sales) for the prior year first quarter. The decrease in SG&A in the first quarter as compared to the prior year first quarter is mainly due to lower costs in the USG segment as certain new product development projects were completed and the related products were introduced to the market.  In addition, SG&A spending in the Test segment was lower as several cost savings initiatives were realized.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets was $3.5 million and $3.2 million for the first quarters of 2013 and 2012, respectively.  Amortization of intangible assets for the first quarters of 2013 and 2012 included $0.9 million, and $1.2 million, respectively, of amortization of acquired intangible assets related to recent acquisitions.  The amortization of these acquired intangible assets is included in Corporate’s operating results; see “EBIT – Corporate”.  During the first quarters of 2013 and 2012, the Company recorded $1.2 million, respectively, of amortization related to Aclara’s TWACS NG™ software.  The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses).

OTHER (INCOME) EXPENSES, NET
Other income, net, was $0.1 million compared to other income, net, of $0.5 million for the first quarters of 2013 and 2012, respectively.  The principal components in other (income) expenses, net, in the first quarter of 2013 included: $1.0 million of restructuring costs within the Test segment as a result of the decision to close the Glendale Heights, Illinois facility; and a $0.8 million gain on the sale of machinery and equipment within the Filtration segment.  The principal component of other income, net, for the quarter ended December 31, 2011 included $0.5 million related to the sale of technical drawings to one of VACCO’s customers.

EBIT
The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure.  Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above.  EBIT was $0.9 million (0.6% of net sales) for the first quarter of 2013 and $8.8 million (5.8% of net sales) for the first quarter of 2012.

The following table presents a reconciliation of EBIT to net earnings from continuing operations.

(In thousands)	Three Months Ended December 31,
	2012	2011
Consolidated EBIT	860	8,833
Less: Interest expense, net	(563)	(491)
Less: Income tax expense	(51)	(3,135)
Net earnings	$246	5,207

-Utility Solutions Group
The EBIT loss in the first quarter of 2012 was $(2.2) million compared to EBIT of $5.0 million in the prior year first quarter.  The $7.2 million decrease in the first quarter of 2013 as compared to the first quarter of 2012 was primarily due to lower sales volumes as mentioned above.  The Company had expected to report an EBIT loss in the first quarter for the USG segment, as Aclara’s cost structure is set up for the sales volumes planned over the balance of the year. In addition, there was a decrease in expected EBIT at Doble in the first quarter of 2013 resulting from the East Coast storm that delayed some product and service revenues as several large utilities redirected their maintenance efforts to support the restoration of power to those most affected. This was a timing issue impacting the first quarter and is not expected to impact Doble’s full-year results for 2013.

-Test
EBIT in the first quarter of 2013 was $0.5 million as compared to $1.9 million in the prior year first quarter.  EBIT decreased as compared to the prior year first quarter mainly due to the $1.0 million of restructuring costs incurred in the first quarter of 2013 consisting mainly of a facility lease termination charge and severance expenses, and lower margins from the segment’s U.S. and European operations driven by lower sales volumes mentioned above.  Total restructuring costs are expected to be approximately $3 million and will be incurred through March 31, 2013.  As a result of these actions, the partial year cost savings in 2013 will be approximately $1 million (excluding restructuring costs), and once completed, are expected to yield recurring annual savings of approximately $3 million in 2014 and beyond.

-Filtration
EBIT in the first quarter of 2013 was $8.8 million (19.0% of net sales) compared to $8.2 million (19.1% of net sales) in the prior year first quarter.  The $0.6 million increase in EBIT in the first quarter of 2013 as compared to the prior year first quarter was primarily driven by the additional sales volumes mentioned above.

-Corporate
Corporate costs included in EBIT were $6.3 million for the first quarter of 2013 and 2012, respectively.   There were no significant fluctuations between the periods.

INTEREST EXPENSE, NET
Interest expense was $0.6 million for the first quarter of 2013 compared to $0.5 million for the respective prior year period.   There were no significant fluctuations between the periods.

INCOME TAX EXPENSE
The first quarter 2013 effective income tax rate was 17.2% compared to 37.6% in the first quarter of 2012.  The release of accruals related to uncertain tax positions as a result of the lapse of statute of limitations favorably reduced the 2013 first quarter effective income tax rate by 23.5%.  On January 2, 2013, the President of the United States signed into law the American Taxpayer Relief Act of 2012, which reinstated the research tax credit retroactive to January 1, 2012.  This is expected to reduce the 2013 effective tax rate by 2.1%.  Including this reduction, the Company estimates the fiscal 2013 tax rate will be approximately 33%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended December 31, 2012.  The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

The Company’s foreign subsidiaries have accumulated unremitted earnings of $34.5 million and cash of $23.9 million at December 31, 2012.  No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely.  In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $5.6 million would be due, which would correspondingly reduce the Company’s net earnings.  No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

CAPITAL RESOURCES AND LIQUIDITY
The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $148.7 million at December 31, 2012 from $139.2 million at September 30, 2012. Accounts receivable decreased by $18.6 million in the first quarter of 2013, primarily in the USG segment driven by the timing of sales and increased cash collections. Inventories increased $10.9 million in the first quarter of 2013 due to a $5.0 million increase in the USG segment, a $3.1 million increase in the Test segment, and a $2.3 million increase in the Filtration segment, all to support near term demand.

Net cash provided (used) by operating activities was $1.7 million and $(0.5) million for the first quarters of 2013 and 2012, respectively.  The increase in the first quarter of 2013 is mainly due to lower operating working capital requirements, as discussed above.

Capital expenditures were $5.3 million and $3.1 million in the first quarters of 2013 and 2012, respectively. The increase in the first quarter of 2013 is mainly due to the purchase of the ETS-Lindgren facility in Minocqua, Wisconsin for approximately $1.2 million.  In addition, the Company incurred expenditures for capitalized software of $4.0 million and $2.9 million in the first quarters of 2013 and 2012, respectively.

The Company made contributions of $0.7 million and $0.6 million to its defined benefit plans in the first quarters of 2013 and 2012, respectively.

Acquisitions
On December 31, 2012, the Company acquired the assets of Metrum Technologies LLC (Metrum) for a purchase price of $25 million in cash plus contingent consideration based on future revenues over the next four years.  Metrum is a leading provider of wireless public network communications products for electric utility customers and also offers communications products and devices for distribution automation and demand response applications.  Metrum’s operating results, since the date of acquisition, are included within Aclara Technologies LLC in the USG segment. There was no impact to the Company’s first quarter 2013 Consolidated Statement of Operations since it was acquired on December 31, 2012.  Pending the final valuation of the intangible assets, the Company recorded approximately $25 million of goodwill, $11.2 million of amortizable identifiable intangible assets consisting primarily of customer relationships and patents / technology and contingent consideration valued at $13.7 million.

On December 21, 2012, the Company acquired the assets of Felix Tool & Engineering, Inc. (Felix Tool) for a purchase price of $1.2 million in cash.  Felix Tool is engaged in the design, manufacture and sale of customized perforated tubes for filtration applications in the aerospace and fluid power industry.  The purchase price was allocated to property, plant and equipment and inventory based on fair market value at the date of acquisition and there were no intangible assets recorded upon the transaction.  The operating results for Felix Tool, since the date of acquisition, are included within PTI Technologies Inc. in the Filtration segment.

On December 10, 2012, the Company acquired the assets of Finepoint Marketing, Inc. (Finepoint) for a purchase price of $2.5 million.  Finepoint is the electric power industry’s leading conference provider focused on medium and high voltage circuit breakers, as well as related substation and switchgear topics.  The operating results for Finepoint, since the date of acquisition, are included within Doble Engineering Company in the USG segment.  The Company recorded approximately $1.3 million of goodwill as a result of the transaction and $1.2 million of amortizable identifiable intangible assets consisting of customer relationships.

Credit facility
At December 31, 2012, the Company had approximately $273 million available to borrow under the credit facility, and a $250 million increase option, in addition to $33.5 million cash on hand.  At December 31, 2012, the Company had $163 million of outstanding borrowings under the credit facility and outstanding letters of credit of $13.9 million.  The increase in borrowings during the first quarter of 2013 reflected the acquisitions near quarter-end. Cash flow from operations and borrowings under the Company’s bank credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future.  The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Dividends
A dividend of $0.08 per share was paid on October 19, 2012 to stockholders of record as of October 5, 2012, totaling $2.1 million.  Subsequent to December 31, 2012, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on January 18, 2013 to stockholders of record as of January 4, 2013.

Share Repurchase Program
On August 8, 2012, the Company’s Board of Directors authorized an expanded stock repurchase program whereby Management may repurchase shares of its outstanding common stock in the open market and otherwise throughout the period ending September 30, 2013.  The total value authorized is the lesser of $100 million, or the dollar limitation imposed by Section 6.07 of the Company’s Credit Agreement dated May 14, 2012.  The previous authorization was set to expire September 30, 2012. During the first quarter of 2013, the Company repurchased approximately 270,000 shares for approximately $9.7 million.  For more detail, see Part II, Item 2 of this Report.

OUTLOOK
Based on the current assessment for the remainder of fiscal 2013, Management’s expectations for revenue and operational EPS for fiscal 2013 remain consistent with the Outlook provided in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2012.  Based on projected revenue growth of approximately ten percent, Management expects 2013 EPS – “As Adjusted” in the range of $2.30 to $2.50 per share, which excludes Test segment restructuring charges.  The Company believes that the presentation of EPS – “As Adjusted” provides important supplemental information to investors by facilitating comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

CRITICAL ACCOUNTING POLICIES
Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate.  Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate.  The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts, projections and assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws.  These include statements about: the amount and timing of 2013 revenues and EPS; the adequacy of the Company’s credit facility and the Company’s ability to increase it; future cash flows; the anticipated size of the SoCalGas deployment; the outcome of current litigation, claims and charges; continued reinvestment of foreign earnings, and estimates of U.S. taxes owed in the event foreign earnings were repatriated; income tax liabilities and effective tax rate; the effect of the reinstatement of the research tax credit; changes in the amount of unrecognized tax benefits; the recognition and timing of costs related to share-based compensation arrangements; estimates or projections made in connection with the Company’s accounting policies; further share repurchases; market risk related to interest rates and changes in foreign currency rates; the impact of FASB Update No. 2012-02; performance improvement initiatives; the future effects and costs of completed acquisitions, including contingent consideration and the ability to amortize intangible assets; the amount and timing of restructuring costs; and any other statements contained herein which are not strictly historical.  Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.  Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations.  The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012; and the following: changes in requirements or financial constraints impacting SoCalGas; the impacts of natural disasters such as hurricanes on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future customer orders; termination for convenience of customer contracts or orders; the timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; the Company’s successful execution of internal restructuring plans; and the Company’s ability to successfully integrate newly-acquired businesses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks.  All derivative instruments are reported on the balance sheet at fair value.  The derivative instruments are designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.  There were no outstanding derivative financial instruments as of December 31, 2012.  There has been no material change to the Company’s market risks since September 30, 2012.  Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for further discussion about market risk.

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

PART II.                 OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES*
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2012	267,158	$35.87	267,158	$85.0 Million*
November 1-30, 2012	3,200	$37.50	3,200	$84.9 Million*
December 1-31, 2012	0	N/A	0	$84.9 Million*
Total	270,358	$35.89	270,358	$84.9 Million*

__________________
*On August 8, 2012, the Company’s Board of Directors authorized a common stock repurchase program (the “2012 Program”), which was announced on August 9, 2012.  Under the 2012 Program, the Company may repurchase shares of its stock from time to time in its discretion, in the open market or otherwise, up to a maximum total repurchase amount equal to $100 million (or such lesser amount as may be permitted under the Company’s bank credit agreements).  The 2012 Program will expire September 30, 2013.  There currently is no repurchase program which the Company has determined to terminate prior to the program’s expiration, or under which the Company does not intend to make further purchases.

ITEM 6.                      EXHIBITS

Exhibit Number

3.1	Restated Articles of Incorporation	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1999, Exhibit 3(a) (File No. 1-10596)

3.2	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2000, Exhibit 4(e) (File No. 1-10596)

3.3	Articles of Merger effective July 10, 2000	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2000, Exhibit 3(c) (File No. 1-10596)

3.4	Bylaws, as amended and restated as of July 10, 2000	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2003, Exhibit 3.4 (File No. 1-10596)

3.5	Amendment to Bylaws effective as of February 2, 2007	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2006, Exhibit 3.5 (File No. 1-10596)

3.6	Amendment to Bylaws effective as of November 9, 2007	Incorporated by reference to Current Report on Form 8-K dated November 12, 2007, Exhibit 3.1 (File No. 1-10596)

4.1	Specimen revised Common Stock Certificate	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2010, Exhibit 4.1
4.2
Credit Agreement dated as of May 14, 2012 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, PNC Bank, National Association as Syndication Agent, and SunTrust Bank, Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Documentation Agents.
Incorporated by reference to Current Report on Form 8-K dated May 18, 2012, Exhibit 4.1
*31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended December 31, 2012

*31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended December 31, 2012

*32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended December 31, 2012

*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document

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

Dated:           February 8, 2013