Form 10-Q
period 2013-03-31
ESCO TECHNOLOGIES INC
filed 2013-05-08
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)
9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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

                           Class                                                                                            Outstanding at April 30, 2013
Common stock, $.01 par value per share                                                                           26,436,497 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Net sales	$166,178	173,863
Costs and expenses:
Cost of sales	110,681	105,967
Selling, general and administrative expenses	45,751	47,944
Amortization of intangible assets	4,203	3,254
Interest expense, net	668	470
Other expenses (income), net	1,330	(376)
Total costs and expenses	162,633	157,259

Earnings before income taxes	3,545	16,604
Income tax expense	1,986	6,402
Net earnings	$1,559	10,202

Earnings per share:
Basic – Net earnings	$0.06	0.38

Diluted – Net earnings	$0.06	0.38

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended March 31,
	2013	2012

Net sales	$311,443	326,788
Costs and expenses:
Cost of sales	204,719	198,688
Selling, general and administrative expenses	92,690	96,634
Amortization of intangible assets	7,703	6,407
Interest expense, net	1,231	961
Other expenses (income), net	1,258	(848)
Total costs and expenses	307,601	301,842

Earnings before income taxes	3,842	24,946
Income tax expense	2,037	9,537
Net earnings	$1,805	15,409

Earnings per share:
Basic – Net earnings	$0.07	0.58

Diluted – Net earnings	$0.07	0.57

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Net earnings	$1,559	10,202	1,805	15,409
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,786)	1,013	(811)	(543)
Pension adjustment	-	-	(109)	-
Interest rate swap adjustment	-	-	-	2
Total other comprehensive income (loss), net of tax	(1,786)	1,013	(920)	(541)
Comprehensive income (loss)	$(227)	11,215	885	14,868

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2013 (Unaudited)	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$35,880	30,215
Accounts receivable, net	141,154	151,051
Costs and estimated earnings on long-term contracts, less progress billings of $15,214 and $30,534, respectively	15,523	14,567
Inventories	117,497	108,061
Current portion of deferred tax assets	22,706	22,313
Other current assets	38,699	17,237
Total current assets	371,459	343,444

Property, plant and equipment, net	80,699	75,876
Intangible assets, net	244,392	231,473
Goodwill	387,630	361,280
Other assets	21,327	21,680
Total assets	$1,105,507	1,033,753

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$51,698	50,000
Accounts payable	50,237	54,049
Advance payments on long-term contracts, less costs incurred of $39,186 and $31,534, respectively	15,967	21,700
Accrued salaries	21,111	25,717
Current portion of deferred revenue	40,149	24,920
Accrued other expenses	30,176	27,819
Total current liabilities	209,338	204,205
Pension obligations	33,984	35,480
Deferred tax liabilities	92,790	88,675
Other liabilities	22,037	9,080
Long-term debt	126,000	65,000
Total liabilities	484,149	402,440
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,147,204 and 30,044,486 shares, respectively	302	300
Additional paid-in capital	282,328	279,392
Retained earnings	439,150	441,566
Accumulated other comprehensive loss, net of tax	(26,298)	(25,378)
	695,482	695,880
Less treasury stock, at cost: 3,714,607 and 3,453,249 common shares, respectively	(74,124)	(64,567)
Total shareholders' equity	621,358	631,313
Total liabilities and shareholders’ equity	$1,105,507	1,033,753

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$1,805	15,409
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,796	12,327
Stock compensation expense	2,434	2,261
Changes in current assets and liabilities	(27,470)	(16,343)
Inventory write down	5,045	-
Effect of deferred taxes	3,722	140
Change in deferred revenue and costs, net	3,811	(1,580)
Pension contributions	(1,755)	(1,340)
Other	676	(9)
Net cash provided by operating activities	2,064	10,865
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(28,247)	(1,345)
Additions to capitalized software	(7,665)	(6,751)
Capital expenditures	(10,117)	(6,152)
Net cash used by investing activities	(46,029)	(14,248)
Cash flows from financing activities:
Proceeds from long-term debt	77,698	39,365
Principal payments on long-term debt	(15,000)	(38,000)
Dividends paid	(4,244)	(4,268)
Purchases of common stock into treasury	(9,703)	-
Proceeds from exercise of stock options	1,739	(326)
Other	(49)	68
Net cash provided (used) by financing activities	50,441	(3,161)
Effect of exchange rate changes on cash and cash equivalents	(811)	(543)
Net increase (decrease) in cash and cash equivalents	5,665	(7,087)
Cash and cash equivalents, beginning of period	30,215	34,158
Cash and cash equivalents, end of period	$35,880	27,071

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

The Company’s business is typically not impacted by seasonality; however, the results for the three and six-month periods ended March 31, 2013 are not necessarily indicative of the results for the entire 2013 fiscal year.  References to the second quarters of 2013 and 2012 represent the fiscal quarters ended March 31, 2013 and 2012, respectively.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Weighted Average Shares Outstanding - Basic	26,417	26,706	26,460	26,689
Dilutive Options and Restricted Shares	328	279	303	251

Adjusted Shares - Diluted	26,745	26,985	26,763	26,940

Options to purchase 124,654 shares of common stock at prices ranging from $35.69 - $45.20 were outstanding during the three-month periods ended March 31, 2012, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014.  There were no options outstanding during the three-month period ended March 31, 2013 that were not included in the computation of diluted EPS.  Approximately 192,000 and 232,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended March 31, 2013 and 2012, respectively, based upon the application of the treasury stock method.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Stock Option Plans
The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of the Company’s stock calculated over the expected term of the option.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.  The expected dividend yield is based on historical dividend rates.  There were no stock option grants during the first six months of fiscal 2013. Pretax compensation expense related to stock option awards was less than $0.1 million for the three and six-month periods ended March 31, 2013 and 2012, respectively.

Information regarding stock options awarded under the option plans is as follows:

	Shares	Weighted Average Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life

Outstanding at October 1, 2012	125,816	$36.29
Granted	--	$–
Exercised	(50,816)	$34.68	$0.3
Cancelled / Expired	(5,850)	$37.24
Outstanding at March 31, 2013	69,150	$37.40	$0.2	.5 year

Exercisable at March 31, 2013	69,150	$37.40	$0.2

Performance-Accelerated Restricted Share Awards
Pretax compensation expense related to the restricted share awards was $1.1 million and $2.1 million for the three and six-month periods ended March 31, 2013, respectively, and $1.0 million and $2.0 million for the respective prior year periods.  There were 507,079 non-vested shares outstanding as of March 31, 2013.

Non-Employee Directors Plan
Pretax compensation expense related to the non-employee director grants was $0.2 million and $0.3 million for the three and six-month periods ended March 31, 2013, respectively, and $0.1 million and $0.2 million for the respective prior year periods.

The total share-based compensation cost that has been recognized in results of operations and included within selling, general and administrative expenses (SG&A) was $1.3 million and $2.4 million for the three and six-month periods ended March 31, 2013, respectively, and $1.1 million and $2.3 million for the three and six-month periods ended March 31, 2012. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.1 million and $0.2 million for the three and six-month periods ended March 31, 2013 and $0.4 million and $0.9 million for the three and six-month periods ended March 31, 2012.  As of March 31, 2013, there was $4.2 million of total unrecognized compensation cost related to share-based compensation arrangements.  That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

5.	INVENTORIES

   Inventories consist of the following:

(In thousands)	March 31, 2013	September 30, 2012

Finished goods	$40,706	30,250
Work in process, including long-term contracts	34,223	30,372
Raw materials	42,568	47,439
Total inventories	$117,497	108,061

6.	BUSINESS SEGMENT INFORMATION

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
(In thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
NET SALES
USG	$72,731	74,475	135,349	144,824
Test	39,821	50,483	76,116	89,837
Filtration	53,626	48,905	99,978	92,127
Consolidated totals	$166,178	173,863	311,443	326,788

EBIT
USG	$(2,423)	9,101	(4,631)	14,067
Test	2,559	4,775	3,078	6,722
Filtration	10,894	9,468	19,695	17,704
Corporate (loss)	(6,817)	(6,270)	(13,069)	(12,586)
Consolidated EBIT	4,213	17,074	5,073	25,907
Less: Interest expense	(668)	(470)	(1,231)	(961)
Earnings before income taxes	$3,545	16,604	3,842	24,946

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

7.	DEBT

The Company’s debt is summarized as follows:
(In thousands)	March 31, 2013	September 30, 2012
Total borrowings	$177,698	115,000
Short-term borrowings and current portion of long-term debt	(51,698)	(50,000)
Total long-term debt, less current portion	$126,000	65,000

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

At March 31, 2013, the Company had approximately $260 million available to borrow under the credit facility, and a $250 million increase option, in addition to $35.9 million cash on hand.  At March 31, 2013, the Company had $176 million of outstanding borrowings under the credit facility and outstanding letters of credit of $13.9 million.  The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 17.5 to 35.0 basis points per year on the unused portion.  The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity.  The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio.  At March 31, 2013, the Company was in compliance with all debt covenants.

8.	INCOME TAX EXPENSE

The second quarter 2013 effective income tax rate was 56.0% compared to 38.6% in the second quarter of 2012.  The effective income tax rate in the first six months of 2013 was 53.0% compared to 38.2% in the prior year period.  The income tax expense in the second quarter and first six months of 2013 was unfavorably impacted by an adjustment to the foreign valuation allowance increasing the second quarter and year-to-date effective tax rate by 50.1% and 46.2%, respectively. The income tax expense in the second quarter and first six months of 2013 was favorably impacted by the extension of the research credit as a result of the American Taxpayer Relief Act of 2012 reducing the second quarter and year-to-date effective tax rate by 27.6% and 25.5%, respectively.  The income tax expense in the second quarter and first six months of 2012 was unfavorably impacted by a purchase accounting adjustment increasing the second quarter and year-to-date effective tax rate by 3.2% and 2.1%, respectively.  The Company estimates the fiscal 2013 effective tax rate will be approximately 37%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended March 31, 2013.  The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

9.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and six-month periods ended March 31, 2013 and 2012 is shown in the following table.  Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2013	2012	2013	2012
Defined benefit plans
Interest cost	$915	905	1,829	1,810
Expected return on assets	(1,075)	(1,021)	(2,149)	(2,042)
Amortization of:
Prior service cost	3	3	6	6
Actuarial loss	492	363	984	726
Net periodic benefit cost	$335	250	670	500

10.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted.  References to the second quarters of 2013 and 2012 represent the fiscal quarters ended March 31, 2013 and 2012, respectively.

OVERVIEW
In the second quarter of 2013, sales, net earnings and diluted earnings per share were $166.2 million, $1.6 million, and $0.06 per share, respectively, compared to $173.9 million, $10.2 million and $0.38 per share in the second quarter of 2012.  In the first six months of 2013, sales, net earnings and diluted earnings per share were $311.4 million, $1.8 million, and $0.07 per share, respectively, compared to $326.8 million, $15.4 million and $0.57 per share in the first six months of 2012.  The Company’s results reflect lower sales and margins relating to project timing and product mix.  Net earnings results also reflect certain previously announced write downs and restructuring charges intended to improve future operating profit.  On April 17, 2013, the Company announced additional restructuring plans.  Refer to the “Outlook” section below.

NET SALES
Net sales decreased $7.7 million, or 4.4% to $166.2 million in the second quarter of 2013 from $173.9 million for the second quarter of 2012.  Net sales decreased $15.4 million, or 4.7%, to $311.4 million for the first six months of 2013 from $326.8 million in the first six months of 2012.  The decrease in net sales in the second quarter of 2013 as compared to the prior year quarter was due to a $10.7 million decrease in the Test segment and a $1.7 million decrease in the USG segment; partially offset by a $4.7 million increase in the Filtration segment.

-Utility Solutions Group (USG)
Net sales decreased $1.7 million, or 2.3%, to $72.7 million for the second quarter of 2013 from $74.5 million for the second quarter of 2012.  Net sales decreased $9.5 million, or 6.6%, to $135.3 million for the first six months of 2013 from $144.8 million in the first six months of 2012.  The sales decrease in the second quarter of 2013 as compared to the prior year second quarter was mainly due to:  a $1.4 million decrease in net sales from Aclara mainly driven by lower Advanced Metering Infrastructure (AMI) product deliveries to the electric utility cooperatives (COOP’s) of $17.6 million due to timing of projects; partially offset by an $11.0 million increase in net sales to SoCalGas due to the ramp up of this project and a $2.2 million increase in net sales to the Puerto Rico Electric Power Authority (PREPA) .  The sales decrease in the first six months of 2013 as compared to the first six months of 2012 was primarily due to:  a $8.6 million decrease in net sales from Aclara mainly driven by lower AMI product deliveries to the COOP’s of $31.4 million due to timing of projects; partially offset by a $19.0 million increase in net sales to SoCalGas and a $3.0 million increase in net sales to Pacific Gas & Electric. The Company has been experiencing timing-related softness in the domestic AMI market as some customers extend project decisions and launch dates.

-Test
For the second quarter of 2013, net sales of $39.8 million were $10.7 million, or 21.2%, lower than the $50.5 million of net sales recorded in the second quarter of 2012.  Net sales decreased $13.7 million, or 15.3%, to $76.1 million in the first six months of 2013 from $89.8 million in the first six months of 2012.  The sales decrease for the second quarter of 2013 as compared to the prior year second quarter was mainly due to:  an $8.7 million decrease in net sales from the segment’s U.S. operations primarily due to a large satellite chamber project completed in the prior year second quarter; a $2.3 million decrease in net sales from the segment’s Asian operations due to timing of projects; partially offset by a $0.3 million increase in net sales from the segment’s European operations.  The sales decrease for the first six months of 2013 compared to the first six months of 2012 was due to: a $9.1 million decrease in net sales from the segment’s U.S. operations; a $0.5 million decrease in net sales from the segment’s Asian operations; partially offset by a $0.7 million increase in net sales from the segment’s European operations, due to the reasons mentioned above.

-Filtration
For the second quarter of 2013, net sales of $53.6 million were $4.7 million, or 9.6%, higher than the $48.9 million of net sales recorded in the second quarter of 2012.  Net sales increased $7.9 million, or 8.6%, to $100.0 million for the first six months of 2013 from $92.1 million for the first six months of 2012.  The sales increase during the second quarter of 2013 as compared to the prior year second quarter was mainly due to: a $3.5 million increase in net sales at VACCO due to higher shipments of its Space products and defense spares; a $1.0 million increase in net sales at Crissair mainly due to higher aerospace product shipments; a $0.6 million increase in net sales from TEQ due to higher shipments of its thermoscan probe cover product; partially offset by a $0.4 million decrease in net sales at PTI driven by lower shipments of aerospace couplings.   The sales increase for the first six months of 2013 as compared to the first six months of 2012 was mainly due to: a $5.9 million increase in net sales at VACCO; a $1.9 million increase in net sales at Crissair; a $0.5 million increase in net sales from PTI; partially offset by a $0.5 million decrease in net sales at TEQ, and due to the reasons mentioned above.

ORDERS AND BACKLOG
Backlog was $465.2 million at March 31, 2013 compared with $406.9 million at September 30, 2012.  The Company received new orders totaling $174.6 million in the second quarter of 2013 compared to $185.3 million in the prior year second quarter.  New orders of $79.7 million were received in the second quarter of 2013 related to USG products, $43.1 million related to Test products, and $51.8 million related to Filtration products.   New orders of $97.7 million were received in the second quarter of 2012 related to USG products, $34.8 million related to Test products, and $52.8 million related to Filtration products.

The Company received new orders totaling $369.7 million in the first six months of 2013 compared to $389.0 million in the first six months of 2012.  New orders of $174.8 million were received in the first six months of 2013 related to USG products, $85.9 million related to Test products, and $109.0 million related to Filtration products.  New orders of $207.4 million were received in the first six months of 2012 related to USG products, $80.4 million related to Test products, and $101.2 million related to Filtration products.

The Company received orders totaling $12.0 million and $56.2 million from SoCalGas for AMI gas products during the second quarter and first six months of 2013, respectively, compared to $0.2 million and $33.3 million for the respective prior year periods. The Company has recorded revenue of $21.4 million from SoCalGas in the first six months of 2013 and $37.7 million in revenue cumulative-to-date through March 31, 2013.  SoCalGas’ project includes deployment of Aclara’s integrated hardware, software and network architecture solution to over six million meters throughout its service territory.  Most of the equipment will be ordered by placement of formal purchase orders under the agreement.  As of March 31, 2013, total orders received from SoCalGas for AMI gas products were $150.7 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the second quarter of 2013 were $45.8 million (27.5% of net sales), compared with $47.9 million (27.6% of net sales) for the prior year second quarter. For the first six months of 2013, SG&A expenses were $92.7 million (29.8% of net sales) compared with $96.6 million (29.6% of net sales) for the first six months of 2012.  The decrease in SG&A in the second quarter and first six months of 2013 as compared to the respective prior periods was mainly due to lower engineering expenses in the Filtration segment and lower costs in the USG segment as certain new product development projects were completed and the related products were introduced to the market.  In addition, SG&A spending in the Test segment was lower as several cost savings initiatives were realized.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets was $4.2 million and $7.7 million for the second quarter and first six months of 2013, respectively, compared to $3.3 million and $6.4 million for the respective prior year periods.  Amortization of intangible assets for the second quarter and first six months of 2013 included $1.1 million, and $2.0 million, respectively, of amortization of acquired intangible assets related to recent acquisitions compared to $1.1 million and $2.3 million for the respective prior year periods.  The amortization of these acquired intangible assets is included in Corporate’s operating results; see “EBIT – Corporate”.  During the second quarter and first six months of 2013, the Company recorded $1.2 million and $2.3 million, respectively, of amortization related to Aclara’s TWACS NG™ software compared to $1.2 million and $2.3 million for the respective prior year periods.  The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses).

OTHER EXPENSES (INCOME), NET
Other expenses, net, were $1.3 million compared to other income, net, of $(0.4) million for the second quarters of 2013 and 2012, respectively.  Other expenses, net, were $1.3 million and $(0.8) million for the first six months of 2013 and 2012, respectively.  The principal component in other expenses (income), net, in the second quarter of 2013 included: $1.0 million of restructuring costs within the Test segment as a result of the previously announced decision to close the Glendale Heights, Illinois facility.  The principal components in other expenses (income), net, for the first six months of 2013 included: $2.0 million of restructuring costs within the Test segment due to the facility consolidation mentioned above and a ($0.8) million gain on the sale of machinery and equipment within the Filtration segment.  The principal component in other expenses (income), net, in the second quarter and first six months of 2012 was ($0.6) million of income representing a revaluation of the earnout liability related to the Xtensible acquisition.

EBIT
The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure.  Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above.  EBIT was $4.2 million (2.5% of net sales) for the second quarter of 2013 and $17.1 million (9.8% of net sales) for the second quarter of 2012.  For the first six months of 2013, EBIT was $5.1 million (1.6% of net sales) compared with $25.9 million (7.9% of net sales) for the first six months of 2012.

The following table presents a reconciliation of EBIT to net earnings from continuing operations.

(In thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Consolidated EBIT	4,213	17,074	5,073	25,907
Less: Interest expense, net	(668)	(470)	(1,231)	(961)
Less: Income tax expense	(1,986)	(6,402)	(2,037)	(9,537)
Net earnings	$1,559	10,202	1,805	15,409

-Utility Solutions Group
The EBIT loss in the second quarter of 2013 was $(2.4) million compared to EBIT of $9.1 million in the prior year second quarter.  For the first six months of 2013, the EBIT loss was $(4.6) million compared to EBIT of $14.1 million in the first six months of 2012.  The decrease in EBIT in the second quarter and first six months of 2013 as compared to the prior year periods was primarily due to lower sales volumes as mentioned above and changes in product mix (higher shipments of lower margin gas products as compared to higher margin electric products). In addition, Aclara recorded a $5.0 million inventory write down during the second quarter of 2013 mainly related to its Acendant Network product line.  The Acendant inventory was purchased from Firetide, Inc. in anticipation of its deployment at a major gas customer who subsequently chose to deploy an alternative back-haul system.

-Test
EBIT in the second quarter of 2013 was $2.6 million (6.4% of net sales) as compared to $4.8 million (9.5% of net sales) in the prior year second quarter.  For the first six months of 2013, EBIT was $3.1 million (4.0% of net sales) compared to $6.7 million (7.5% of net sales) in the first six months of 2012.  EBIT decreased as compared to the prior year second quarter and first six months of 2012 mainly due to the approximately $3.0 million of restructuring costs incurred in the first six months of 2013 consisting mainly of a facility lease termination charge, severance and relocation expenses and manufacturing inefficiencies resulting from the disruption; and lower margins from the segment’s U.S. and Asian operations driven by lower sales volumes mentioned above.  Total restructuring costs are expected to be approximately $3.5 million with $0.5 million expected to be incurred in the third quarter ending June 30, 2013.  As a result of these actions, the partial year cost savings in 2013 are expected to be approximately $1 million (excluding restructuring costs), and once completed, are expected to yield recurring annual savings of approximately $3 million in 2014 and beyond.

-Filtration
EBIT in the second quarter of 2013 was $10.9 million (20.3% of net sales) compared to $9.5 million (19.4% of net sales) in the prior year second quarter.  For the first six months of 2013, EBIT was $19.7 million (19.7% of net sales) compared to $17.7 million (19.2% of net sales) in the first six months of 2012.  The $1.4 million increase in EBIT in the second quarter of 2013 as compared to the prior year second quarter and the $2.0 million increase in EBIT in the first six months of 2013 as compared to the first six months of 2012 was primarily driven by the increase in sales volumes mentioned above.

-Corporate
Corporate costs included in EBIT were $6.8 million and $13.1 million for the second quarter and first six months of 2013, respectively, compared to $6.3 million and $12.6 million for the respective prior year periods.  The increase in Corporate costs in the second quarter and first six months of 2013 as compared to the respective prior year periods was mainly due to an increase in acquisition transaction costs.

INTEREST EXPENSE, NET
Interest expense was $0.7 million and $1.2 million for the second quarter and first six months of 2013, respectively, and $0.5 million and $1.0 million for the respective prior year periods.  The increase in interest expense in the first six months of 2013 as compared to the first six months of 2012 was due to higher average interest rates and higher average outstanding borrowings under the Company’s revolving credit facility.

INCOME TAX EXPENSE
The second quarter 2013 effective income tax rate was 56.0% compared to 38.6% in the second quarter of 2012.  The effective income tax rate in the first six months of 2013 was 53.0% compared to 38.2% in the prior year period.  The income tax expense in the second quarter and first six months of 2013 was unfavorably impacted by an adjustment to the foreign valuation allowance increasing the second quarter and year-to-date effective tax rate by 50.1% and 46.2%, respectively.  The income tax expense in the second quarter and first six months of 2013 was favorably impacted by the extension of the research credit as a result of the American Taxpayer Relief Act of 2012 reducing the second quarter and year-to-date effective tax rate by 27.6% and 25.5%, respectively. The income tax expense in the second quarter and first six months of 2012 was unfavorably impacted by a purchase accounting adjustment increasing the second quarter and year-to-date effective tax rate by 3.2% and 2.1%, respectively.  The Company estimates the fiscal 2013 effective tax rate will be approximately 37%.

There was no material change in the unrecognized tax benefits of the Company during the three-month period ended March 31, 2013.  The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

The Company’s foreign subsidiaries have accumulated unremitted earnings of $36.5 million and cash of $35.9 million at March 31, 2013.  No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely.  In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $5.6 million would be due, which would correspondingly reduce the Company’s net earnings.  No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

CAPITAL RESOURCES AND LIQUIDITY
The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $162.1 million at March 31, 2013 from $139.2 million at September 30, 2012. Accounts receivable decreased by $9.9 million in the first six months of 2013, primarily in the USG segment driven by the timing of sales and increased cash collections. Inventories increased $9.4 million in the first six months of 2013 due to a $3.1 million increase in the USG segment, a $2.4 million increase in the Test segment, and a $3.9 million increase in the Filtration segment, all to support near term demand.  Other current assets increased $21.5 million in the first six months of 2013, mainly due to a $10.6 million increase in an income tax receivable and a $10.1 million increase in deferred costs within the USG segment.

Net cash provided by operating activities was $2.1 million and $10.9 million for the first six months of 2013 and 2012, respectively.  The decrease in the first six months of 2013 is mainly due to lower net earnings recorded during the period and higher operating working capital requirements, as discussed above.

Capital expenditures were $10.1 million and $6.2 million in the first six months of 2013 and 2012, respectively. The increase in the first six months of 2013 is mainly due to the purchase of the ETS-Lindgren facility in Minocqua, Wisconsin for approximately $1.2 million and an increase in manufacturing equipment within the USG segment of $1.2 million.  In addition, the Company incurred expenditures for capitalized software of $7.7 million and $6.8 million in the first six months of 2013 and 2012, respectively.

During the first six months of 2013 and 2012, the Company made contributions of $1.8 million and $1.3 million to its defined benefit plans.

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

Credit facility
At March 31, 2013, the Company had approximately $260 million available to borrow under the credit facility, and a $250 million increase option, in addition to $35.9 million cash on hand.  At March 31, 2013, the Company had $176 million of outstanding borrowings under the credit facility and outstanding letters of credit of $13.9 million.  . Cash flow from operations and borrowings under the Company’s bank credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future.  The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Dividends
A dividend of $0.08 per share was paid on January 18, 2013 to stockholders of record as of January 4, 2013, totaling $2.1 million.  Subsequent to March 31, 2013, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on April 18, 2013 to stockholders of record as of April 4, 2013.

Share Repurchase Program
On August 8, 2012, the Company’s Board of Directors authorized an expanded stock repurchase program whereby Management may repurchase shares of its outstanding common stock in the open market and otherwise throughout the period ending September 30, 2013.  The total value authorized is the lesser of $100 million, or the dollar limitation imposed by Section 6.07 of the Company’s Credit Agreement dated May 14, 2012.  The previous authorization was set to expire September 30, 2012. During the first quarter of 2013, the Company repurchased approximately 270,000 shares for approximately $9.7 million.  No purchases were made in the second quarter of 2013.

OUTLOOK
On April 17, 2013, the Company announced plans to close the manufacturing operation in German (Doble Lemke GmbH) and relocate its partial discharge products and intellectual property to its existing lower cost locations in Europe.  Management expects approximately $4 million of non-operational costs to be incurred over the balance of 2013 to complete this closure.  These shut-down costs, both cash and non-cash consist of personnel costs, asset impairment charges, and move related costs.

On April 17, 2013, the Company also announced plans to shut-down its manufacturing facility in Solon, Ohio (Aclara RF) and has elected to manufacture its RF AMI product offering on a fully outsourced basis, consistent with Aclara’s TWACS® products.  Management expects this transition to take approximately 9 to 12 months to fully implement.  Aclara will maintain its current engineering and administrative functions in the Solon facility but in a much smaller footprint.  Management expects approximately $3 million of non-operational costs to be incurred over the balance of 2013 and into the first half of 2014 to effect this transition, and once completed, expects annual recurring operational cost savings of approximately $4 million based on projected manufacturing levels.  As discussed above, the Company recorded a $5 million inventory write down in the second quarter of 2013 in connection with the restructuring actions.

Management continues to see strong and sustainable growth across the Filtration businesses; the Test business is on track to meet its earlier commitments; and Doble is expecting slightly lower revenues while generally maintaining its profit plan.  Aclara’s water and COOP businesses are expected to be lower than originally planned due to delayed customer decisions in the water market and lower distributor demand impacting the COOP market as distributors reduce their inventory levels.  Management continues to believe the issues impacting the water and COOP market are timing related and the overall market remains strong.  Based on the lower revenue projections of higher margin products, Management expects 2013 EPS – “As Adjusted” in the range of $1.60 to $1.80 per share.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts, projections and assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws.  These include statements about: future growth, revenue and profits; the amount and timing of future COOP and water business received by Aclara and the strength of these markets; 2013 EPS – “As Adjusted”; the amount and timing of the adequacy of the Company’s credit facility and the Company’s ability to increase it; future cash flows; the anticipated size of the SoCalGas deployment; the outcome of current litigation, claims and charges; continued reinvestment of foreign earnings; income tax liabilities and effective tax rate; changes in the amount of unrecognized tax benefits; the recognition and timing of costs related to share-based compensation arrangements; estimates or projections made in connection with the Company’s accounting policies; further share repurchases; the impact of FASB Update No. 2012-02; the costs, timing and anticipated savings resulting from restructuring and performance improvement initiatives including the announced closure and shut-down; and any other statements contained herein which are not strictly historical.  Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.  Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations.  The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012; and the following: changes in requirements or financial constraints impacting SoCalGas; the impacts of natural disasters such as hurricanes on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future customer orders; termination for convenience of customer contracts or orders; the timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; the Company’s successful execution of internal restructuring plans; and the Company’s ability to successfully integrate newly-acquired businesses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks.  All derivative instruments are reported on the balance sheet at fair value.  The derivative instruments are designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.  There were no outstanding derivative financial instruments as of March 31, 2013.  There has been no material change to the Company’s market risks since September 30, 2012.  Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for further discussion about market risk.

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
Incorporated by reference to Current Report on Form 8-K dated May 18, 2012, Exhibit 4.1

10.1	2013 Incentive Compensation Plan	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed with the Commission on December 19, 2012 (File No. 1-10596)

*31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended March 31, 2013

*31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended March 31, 2013

*32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended March 31, 2013

*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document

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

Dated:           May 8, 2013