Form 10-Q
period 2013-06-30
ESCO TECHNOLOGIES INC
filed 2013-08-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)
9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common stock, $.01 par value per share	26,440,097 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,
	2013	2012

Net sales	$116,922	118,432
Costs and expenses:
Cost of sales	69,556	71,843
Selling, general and administrative expenses	31,546	32,098
Amortization of intangible assets	1,506	1,437
Interest expense, net	778	1,014
Other expenses (income), net	2,903	(3,487)
Total costs and expenses	106,289	102,905

Earnings before income taxes	10,633	15,527
Income tax expense	4,119	3,987
Net earnings from continuing operations	6,514	11,540

(Loss) earnings from discontinued operations, net of tax (benefit) expense of $(1,171) and $1,369, respectively	(1,617)	2,251

Net earnings	$4,897	13,791

Earnings (loss) per share:
Basic - Continuing operations	$0.25	0.44
- Discontinued operations	(0.06)	0.08
- Net earnings	0.19	0.52

Diluted - Continuing operations	$0.24	0.43
- Discontinued operations	(0.06)	0.08
- Net earnings	$0.18	0.51

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended June 30,
	2013	2012

Net sales	$345,478	355,148
Costs and expenses:
Cost of sales	209,204	217,650
Selling, general and administrative expenses	96,799	98,087
Amortization of intangible assets	4,541	4,212
Interest expense, net	1,997	1,989
Other expenses (income), net	3,748	(4,345)
Total costs and expenses	316,289	317,593

Earnings before income taxes	29,189	37,555
Income tax expense	11,810	12,250
Net earnings from continuing operations	17,379	25,305

(Loss) earnings from discontinued operations, net of tax (benefit) expense of $(6,825) and $2,643, respectively	(10,677)	3,895

Net earnings	$6,702	29,200

Earnings (loss) per share:
Basic - Continuing operations	$0.66	0.95
- Discontinued operations	(0.40)	0.14
- Net earnings	$0.26	1.09

Diluted - Continuing operations	$0.65	0.94
- Discontinued operations	(0.40)	0.14
- Net earnings	$0.25	1.08

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Net earnings	$4,897	13,791	6,702	29,200
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(40)	(2,412)	(851)	(2,955)
Amortization of prior service costs and actuarial losses	-	-	(109)	-
Change in fair value of interest rate swap	-	-	-	2
Total other comprehensive income (loss), net of tax	(40)	(2,412)	(960)	(2,953)
Comprehensive income (loss)	$4,857	11,379	5,742	26,247

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$31,647	30,215
Accounts receivable, net	87,148	83,414
Costs and estimated earnings on long-term contracts, less progress billings of $21,089 and $30,534, respectively	19,598	14,567
Inventories	94,401	82,063
Current portion of deferred tax assets	16,106	15,617
Other current assets	22,543	12,940
Assets held for sale - current	105,134	104,628
Total current assets	376,577	343,444

Property, plant and equipment, net of accumulated depreciation of $65,832 and $61,344, respectively	74,516	62,551
Intangible assets, net of accumulated amortization of $13,831 and $11,690, respectively	179,525	176,486
Goodwill	282,412	279,640
Other assets	9,157	9,638
Assets held for sale - other	196,659	161,994
Total assets	$1,118,846	1,033,753

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$50,000	50,000
Accounts payable	29,190	35,253
Advance payments on long-term contracts, less costs incurred of $32,716 and $31,534, respectively	17,573	21,700
Accrued salaries	19,286	19,613
Current portion of deferred revenue	18,108	16,332
Accrued other expenses	20,901	20,577
Assets held for sale - current	56,072	40,730
Total current liabilities	211,130	204,205
Pension obligations	32,610	35,480
Deferred tax liabilities	70,774	66,621
Other liabilities	388	947
Long-term debt	137,000	65,000
Assets held for sale - other	41,582	30,187
Total liabilities	493,484	402,440
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,147,504 and 30,044,486 shares, respectively	302	300
Additional paid-in capital	283,531	279,392
Retained earnings	441,933	441,566
Accumulated other comprehensive loss, net of tax	(26,338)	(25,378)
	699,428	695,880
Less treasury stock, at cost: 3,711,007 and 3,453,249 common shares, respectively	(74,066)	(64,567)
Total shareholders' equity	625,362	631,313
Total liabilities and shareholders’ equity	$1,118,846	1,033,753

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$6,702	29,200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss (earnings) from discontinued operations, net of tax	10,677	(3,895)
Depreciation and amortization	11,528	10,836
Stock compensation expense	3,440	3,246
Changes in current assets and liabilities	(35,911)	(16,515)
Effect of deferred taxes	3,664	2,435
Change in deferred revenue and costs, net	1,292	2,186
Pension contributions	(3,400)	(4,070)
Change in acquisition earnout obligation	-	(4,285)
Change in uncertain tax positions	502	(1,819)
Other	237	426
Net cash (used) provided by operating activities – continuing operations	(1,269)	17,745
Net cash provided by discontinued operations	13,502	17,218
Net cash provided by operating activities	12,233	34,963

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(19,452)	-
Additions to capitalized software	(5,589)	(4,413)
Capital expenditures	(10,247)	(7,594)
Net cash used by investing activities – continuing operations	(35,288)	(12,007)
Net cash used by investing activities – discontinued operations	(32,368)	(10,343)
Net cash used by investing activities	(67,656)	(22,350)

Cash flows from financing activities:
Proceeds from long-term debt	100,000	179,115
Principal payments on long-term debt	(28,000)	(184,115)
Dividends paid	(6,359)	(6,415)
Purchases of common stock into treasury	(9,703)	-
Proceeds from exercise of stock options	1,750	(290)
Other	18	46
Net cash provided (used) by financing activities	57,706	(11,659)
Effect of exchange rate changes on cash and cash equivalents	(851)	(2,955)
Net increase (decrease) in cash and cash equivalents	1,432	(2,001)
Cash and cash equivalents, beginning of period	30,215	34,158
Cash and cash equivalents, end of period	$31,647	32,157

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Certain 2012 amounts have been reclassified to conform with the 2013 presentation.

The Company’s business is typically not impacted by seasonality; however, the results for the three and nine-month periods ended June 30, 2013 are not necessarily indicative of the results for the entire 2013 fiscal year. References to the third quarters of 2013 and 2012 represent the fiscal quarters ended June 30, 2013 and 2012, respectively.

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

2.	ASSETS HELD FOR SALE

Prior to June 30, 2013, the Company’s Board of Directors approved the initiation of a process to sell that portion of the Company’s Utility Solutions business segment represented by its subsidiary Aclara Technologies LLC (Aclara). Aclara’s assets and liabilities constitute a disposal group to be classified as held for sale and Aclara constitutes a component of the Company with operations and cash flows that are clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. The results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations. Accordingly, Aclara is reflected as discontinued operations and/or assets held for sale in the financial statements and related notes for all periods presented.

Aclara’s pretax loss recorded in discontinued operations was $2.8 million and $17.5 million for the three and nine-month periods ended June 30, 2013, respectively, and pretax income was $3.6 million and $6.5 million for the respective prior year periods. Aclara’s net sales were $44.6 million and $127.5 million for the three and nine-month periods ended June 30, 2013, respectively, and $51.0 million and $141.1 million for the respective prior year periods. Aclara’s operations were included within the Company's USG segment prior to the classification as discontinued operations.

The major classes of Aclara assets and liabilities held for sale included in the Consolidated Balance Sheet at June 30, 2013 and September 30, 2012 are shown below (in thousands).

	June 30, 2013	September 30, 2012
Assets:
Accounts receivable, net	$48,407	67,637
Inventories	31,313	25,998
Current portion of deferred tax assets	7,151	6,696
Other current assets	18,263	4,297
Current assets	105,134	104,628
Net property, plant & equipment	13,867	13,325
Intangible assets, net	64,602	54,987
Goodwill	105,765	81,640
Other assets	12,425	12,042
Total assets	$301,793	266,622
Liabilities:
Accounts payable	$18,115	18,796
Accrued expenses and other current liabilities	37,957	21,934
Current liabilities	56,072	40,730
Other liabilities	41,582	30,187
Total liabilities	$97,654	70,917

3.	ACQUISITIONS

On June 26, 2013, ESCO Technologies Inc. acquired the stock of Canyon Engineering Products, Inc. (Canyon) for $9.2 million in cash, and additionally, purchased Canyon’s 70,000 square foot manufacturing facility located in Valencia, California for $7 million. Canyon designs and manufactures precision fluid control devices primarily for the aerospace industry and Canyon’s products, technology and customers are very similar to Crissair, Inc. The operating results for Canyon, since the date of acquisition, are included as part of Crissair, Inc., within ESCO’s Filtration segment. The Company recorded approximately $1.3 million of goodwill related to the transaction and $1.7 million of amortizable identifiable intangible assets consisting primarily of customer relationships.

On December 31, 2012, the Company acquired the assets of Metrum Technologies LLC (Metrum) for a purchase price of $25 million in cash plus contingent consideration based on future revenues over the next four years. Metrum is a leading provider of wireless public network communications products for electric utility customers and also offers communications products and devices for distribution automation and demand response applications. The Company recorded approximately $25 million of goodwill, $11.2 million of amortizable identifiable intangible assets consisting primarily of customer relationships and patents / technology and contingent consideration valued at $13.7 million. The operating results for the business, since the date of acquisition, are included within Aclara Technologies LLC which is included in discontinued operations and/or assets held for sale.

On December 21, 2012, the Company acquired the assets of Felix Tool & Engineering, Inc. (Felix Tool) for a purchase price of $1.2 million in cash. Felix Tool is engaged in the design, manufacture and sale of customized perforated tubes for filtration applications in the aerospace and fluid power industry. The purchase price was allocated to property, plant and equipment and inventory based on fair market value at the date of acquisition and there were no intangible assets recorded upon the transaction. The operating results for the business, since the date of acquisition, are included within PTI Technologies Inc. in the Filtration segment.

On December 10, 2012, the Company acquired the assets of Finepoint Marketing, Inc. (Finepoint) for a purchase price of $2.5 million. Finepoint is the electric power industry’s leading conference provider focused on medium and high voltage circuit breakers, as well as related substation and switchgear topics. The operating results for the business, since the date of acquisition, are included within Doble Engineering Company in the USG segment. The Company recorded approximately $1.3 million of goodwill as a result of the transaction and $1.2 million of amortizable identifiable intangible assets consisting of customer relationships.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Weighted Average Shares Outstanding - Basic	26,436	26,730	26,453	26,702
Dilutive Options and Restricted Shares	313	297	299	267

Adjusted Shares - Diluted	26,749	27,027	26,752	26,969

Options to purchase 66,402 shares of common stock at prices of $37.54 were outstanding during the three-month periods ended June 30, 2013, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 131,129 shares of common stock at prices ranging from $32.55 - $45.81 were outstanding during the three-month periods ended June 30, 2012, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014. Approximately 194,000 and 196,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended June 30, 2013 and 2012, respectively, based upon the application of the treasury stock method.

5.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Stock Option Plans

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatility of the Company’s stock calculated over the expected term of the option. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield is based on historical dividend rates. There were no stock option grants during the first nine months of fiscal 2013. Pretax compensation expense related to stock option awards was less than $0.1 million for the three and nine-month periods ended June 30, 2013 and 2012, respectively.

Information regarding stock options awarded under the option plans is as follows:

	Shares	Weighted Average Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life

Outstanding at October 1, 2012	125,816	$36.29
Granted	--	$–
Exercised	(51,116)	$34.70	$0.3
Cancelled / Expired	(7,350)	$37.30
Outstanding at June 30, 2013	67,350	$37.39	$0.0	none

Exercisable at June 30, 2013	67,350	$37.39	$0.0

Performance-Accelerated Restricted Share Awards

Pretax compensation expense related to the restricted share awards was $1.0 million and $2.9 million for the three and nine-month periods ended June 30, 2013, respectively, and $0.9 million and $2.8 million for the respective prior year periods. There were 507,079 non-vested shares outstanding as of June 30, 2013.

Non-Employee Directors Plan

Pretax compensation expense related to the non-employee director grants was $0.1 million and $0.5 million for the three and nine-month periods ended June 30, 2013, respectively, and $0.2 million and $0.4 million for the respective prior year periods.

The total share-based compensation cost that has been recognized in results of continuing operations and included within selling, general and administrative expenses (SG&A) was $1.2 million and $3.4 million for the three and nine-month periods ended June 30, 2013, respectively, and $1.1 million and $3.2 million for the three and nine-month periods ended June 30, 2012. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.1 million and $0.2 million for the three and nine-month periods ended June 30, 2013 and $0.5 million and $1.3 million for the three and nine-month periods ended June 30, 2012. As of June 30, 2013, there was $6.7 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.4 years.

6.	INVENTORIES

Inventories from continuing operations consist of the following:

(In thousands)	June 30, 2013	September 30, 2012

Finished goods	$22,201	19,754
Work in process, including long-term contracts	33,812	27,216
Raw materials	38,388	35,093
Total inventories	$94,401	82,063

7.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company has three reporting segments: Utility Solutions Group (USG), RF Shielding and Test (Test) and Filtration/Fluid Flow (Filtration). The USG segment’s operations consist of Doble Engineering Company (Doble). Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment. Previously, USG also included Aclara Technologies LLC. See Note 2. Test segment operations consist of ETS-Lindgren Inc. (ETS-Lindgren). On October 1, 2012, the Company consolidated its two domestic Test segment operating companies by merging ETS-Lindgren, L.P. into Lindgren R.F. Enclosures Inc., which was renamed ETS-Lindgren Inc. ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy. The Filtration segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair) and Thermoform Engineered Quality LLC (TEQ). The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned and unmanned aircraft.

Management evaluates and measures the performance of its operating segments based on “Net Sales” and “EBIT”, which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.

(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
NET SALES
USG	$26,597	25,666	79,059	80,418
Test	36,562	41,815	112,678	131,652
Filtration	53,763	50,951	153,741	143,078
Consolidated totals	$116,922	118,432	345,478	355,148

EBIT
USG	$5,132	9,203	14,735	19,894
Test	3,844	2,395	6,922	9,117
Filtration	10,689	11,228	30,384	28,932
Corporate (loss)	(8,254)	(6,285)	(20,855)	(18,399)
Consolidated EBIT	11,411	16,541	31,186	39,544
Less: Interest expense	(778)	(1,014)	(1,997)	(1,989)
Earnings before income taxes	$10,633	15,527	29,189	37,555

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

8.	DEBT

The Company’s debt is summarized as follows:

(In thousands)	June 30, 2013	September 30, 2012
Total borrowings	$187,000	115,000
Short-term borrowings and current portion of long-term debt	(50,000)	(50,000)
Total long-term debt, less current portion	$137,000	65,000

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

At June 30, 2013, the Company had approximately $251 million available to borrow under the credit facility, and a $250 million increase option, in addition to $31.6 million cash on hand. At June 30, 2013, the Company had $187 million of outstanding borrowings under the credit facility and outstanding letters of credit of $12.5 million (of which $4.2 million related to Aclara). The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 17.5 to 35.0 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio. At June 30, 2013, the Company was in compliance with all debt covenants.

9.	INCOME TAX EXPENSE

The third quarter 2013 effective income tax rate from continuing operations was 38.7% compared to 25.7% in the third quarter of 2012. The effective income tax rate from continuing operations in the first nine months of 2013 was 40.5% compared to 32.6% in the prior year period. The income tax expense in the third quarter and first nine months of 2013 was unfavorably impacted by an increase in uncertain tax positions related to a foreign transfer pricing accrual increasing the third quarter and year-to-date effective tax rate by 2.7% and 1.0%; and the establishment of a valuation allowance on a state tax credit deferred tax asset increasing the third quarter and year-to-date effective tax rate by 2.2% and 0.8%, respectively. The income tax expense in the third quarter and first nine months of 2013 was favorably impacted by the reduction of a foreign deferred tax liability associated with a foreign tradename decreasing the third quarter and year-to-date effective tax rate by 3.3% and 0.5%, respectively. The income tax expense in the third quarter and first nine months of 2012 was favorably impacted by a decrease in domestic uncertain tax positions primarily as a result of a lapse of the applicable statute of limitations reducing the third quarter and year-to-date effective tax rate by 11.8% and 4.9%, respectively. The Company estimates the fiscal 2013 effective tax rate from continuing operations will be approximately 39%.

During the three-month period ended June 30, 2013, the Company increased by $0.3 million the amount of unrecognized tax benefits related to a foreign transfer pricing accrual. The Company anticipates a $1.2 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

10.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and nine-month periods ended June 30, 2013 and 2012 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Defined benefit plans
Interest cost	$867	905	2,696	2,714
Expected return on assets	(1,101)	(1,021)	(3,250)	(3,063)
Amortization of:
Prior service cost	3	3	10	10
Actuarial loss	559	567	1,543	1,293
Net periodic benefit cost	$328	454	999	954

11.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This ASU updates the rules on testing indefinite-lived intangible assets other than goodwill for impairment and permits the option to perform a qualitative assessment of the fair value of indefinite-lived intangible assets. This update is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012 and did not have a material impact on the Company’s financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted. In the third quarter of 2013, the Company’s Board of Directors approved the initiation of a process to sell that portion of the Utility Solutions Group (USG) segment consisting of Aclara Technologies LLC (Aclara). The Company completed the initial phase of the sale process and has begun to select participants to continue in the process. The Company has not set a definitive timetable for this process but expects to have it completed within the next 90 days. The Company can give no assurances as to whether the transaction will be successfully consummated, if at all, the price or other terms of the transaction, or as to when the transaction may occur.

Aclara is reflected as discontinued operations and/or assets held for sale in the financial statements and related notes for all periods shown. Aclara’s pretax loss recorded in discontinued operations was $2.8 million and $17.5 million for the three and nine-month periods ended June 30, 2013, respectively, and pretax income was $3.6 million and $6.5 million for the respective prior year periods. Aclara’s net sales were $44.6 million and $127.5 million for the three and nine-month periods ended June 30, 2013, respectively, and $51.0 million and $141.1 million for the respective prior year periods. Aclara’s operations were included within the Company's USG segment prior to the classification as discontinued operations. The decrease in Aclara sales volumes in the first nine months of 2013 as compared to the prior year period was mainly due to lower AMI product deliveries to COOP’s due to timing of projects; partially offset by an increase in net sales to SoCalGas. The increase in Aclara’s pretax loss in the first nine months of 2013 as compared to the prior year period was primarily due to lower sales volumes and changes in product mix (higher shipments of lower margin gas products as compared to higher margin electric products). References to the third quarters of 2013 and 2012 represent the fiscal quarters ended June 30, 2013 and 2012, respectively.

OVERVIEW

In the third quarter of 2013, sales, net earnings and diluted earnings per share from continuing operations were $116.9 million, $6.5 million, and $0.24 per share, respectively, compared to $118.4 million, $11.5 million and $0.43 per share in the third quarter of 2012. In the first nine months of 2013, sales, net earnings and diluted earnings per share from continuing operations were $345.5 million, $17.4 million, and $0.65 per share, respectively, compared to $355.1 million, $25.3 million and $0.94 per share in the first nine months of 2012. The Company’s results reflect lower sales and margins relating to project timing and product mix and higher earnings in the prior periods for USG relating to the revaluation of an earnout liability. Net earnings also reflect certain previously announced write downs and restructuring charges intended to improve future operating profit. Refer to the “Outlook” section below.

NET SALES

Net sales decreased $1.5 million, or 1.3% to $116.9 million in the third quarter of 2013 from $118.4 million for the third quarter of 2012. Net sales decreased $9.6 million, or 2.7%, to $345.5 million for the first nine months of 2013 from $355.1 million in the first nine months of 2012. The decrease in net sales in the third quarter of 2013 as compared to the prior year quarter was due to a $5.2 million decrease in the Test segment; partially offset by a $2.8 million increase in the Filtration segment and a $0.9 million increase in the USG segment. The decrease in net sales in the first nine months of 2013 as compared to the prior year period was due to a $19.0 million decrease in the Test segment and a $1.3 million decrease in the USG segment; partially offset by a $10.7 million increase in the Filtration segment.

-Utility Solutions Group (USG)

Net sales increased $0.9 million, or 3.5%, to $26.6 million for the third quarter of 2013 from $25.7 million for the third quarter of 2012. Net sales decreased $1.3 million, or 1.6%, to $79.1 million for the first nine months of 2013 from $80.4 million in the first nine months of 2012. The sales increase in the third quarter of 2013 as compared to the prior year second quarter was mainly due to higher product shipments and service revenue at Doble. The sales decrease in the first nine months of 2013 as compared to the first nine months of 2012 was primarily due to lower revenue from the Xtensible business, included as part of Doble.

-Test

For the third quarter of 2013, net sales of $36.6 million were $5.2 million, or 12.4%, lower than the $41.8 million of net sales recorded in the third quarter of 2012. Net sales decreased $19.0 million, or 14.4%, to $112.7 million in the first nine months of 2013 from $131.7 million in the first nine months of 2012. The sales decrease for the third quarter of 2013 as compared to the prior year third quarter was mainly due to: a $3.5 million decrease in net sales from the segment’s European operations and a $3.5 million decrease in net sales from the segment’s Asian operations both due to timing of projects; partially offset by a $1.8 million increase in net sales from the segment’s U.S. operations due to an increase in projects in the EMP (electro-magnetic pulse) market. The sales decrease for the first nine months of 2013 compared to the first nine months of 2012 was due to: an $8.0 million decrease in net sales from the segment’s European operations; a $7.3 million decrease in net sales from the segment’s U.S. operations due to a large satellite chamber project completed in the prior year second quarter; and a $3.7 million decrease in net sales from the segment’s Asian operations.

-Filtration

For the third quarter of 2013, net sales of $53.8 million were $2.8 million, or 5.5%, higher than the $51.0 million of net sales recorded in the third quarter of 2012. Net sales increased $10.6 million, or 7.4%, to $153.7 million for the first nine months of 2013 from $143.1 million for the first nine months of 2012. The sales increase during the third quarter of 2013 as compared to the prior year third quarter was mainly due to: a $6.9 million increase in net sales at VACCO due to higher shipments of its Space and defense products; a $0.5 million increase in net sales at Crissair mainly due to higher aerospace product shipments; partially offset by a $1.7 million decrease in net sales from TEQ due to lower shipments of its thermoscan probe cover product due to timing; and a $2.9 million decrease in net sales at PTI driven by lower shipments of aerospace elements and couplings. The sales increase for the first nine months of 2013 as compared to the first nine months of 2012 was mainly due to: a $12.8 million increase in net sales at VACCO; a $2.4 million increase in net sales at Crissair; partially offset by a $2.4 million decrease in net sales from PTI; and a $2.2 million decrease in net sales at TEQ, and due to the reasons mentioned above.

ORDERS AND BACKLOG

Backlog from continuing operations was $288.5 million at June 30, 2013 compared with $245.6 million at September 30, 2012. The Company received new orders totaling $141.2 million in the third quarter of 2013 compared to $134.0 million in the prior year third quarter. New orders of $26.7 million were received in the third quarter of 2013 related to USG products, $52.2 million related to Test products, and $62.3 million related to Filtration products. New orders of $28.1 million were received in the third quarter of 2012 related to USG products, $49.3 million related to Test products, and $56.6 million related to Filtration products.

The Company received new orders from continuing operations totaling $388.4 million in the first nine months of 2013 compared to $367.0 million in the first nine months of 2012. New orders of $79.1 million were received in the first nine months of 2013 related to USG products, $138.1 million related to Test products, and $171.2 million related to Filtration products. New orders of $79.5 million were received in the first nine months of 2012 related to USG products, $129.7 million related to Test products, and $157.8 million related to Filtration products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of 2013 were $31.5 million (26.9% of net sales), compared with $32.1 million (27.1% of net sales) for the prior year third quarter. For the first nine months of 2013, SG&A expenses were $96.8 million (28.0% of net sales) compared with $98.1 million (27.6% of net sales) for the first nine months of 2012. The decrease in SG&A in the third quarter and first nine months of 2013 as compared to the respective prior periods was mainly due to lower engineering expenses in the Filtration segment and lower SG&A spending in the Test segment as several cost savings initiatives were realized.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $1.5 million and $4.5 million for the third quarter and first nine months of 2013, respectively, compared to $1.4 million and $4.2 million for the respective prior year periods. Amortization of intangible assets for the third quarter and first nine months of 2013 included $0.8 million, and $2.4 million, respectively, of amortization of acquired intangible assets related to recent acquisitions compared to $1.0 million and $2.9 million for the respective prior year periods. The amortization of these acquired intangible assets is included in Corporate’s operating results; see “EBIT – Corporate”. The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses).

OTHER EXPENSES (INCOME), NET

Other expenses, net, were $2.9 million compared to other income, net, of ($3.5) million for the third quarters of 2013 and 2012, respectively. Other expenses, net, were $3.7 million compared to other income, net, of ($4.3) million for the first nine months of 2013 and 2012, respectively. The principal components in other expenses (income), net, in the third quarter of 2013 included: $2.2 million of restructuring costs related to the previously announced decision to close the Doble Lemke facility in Germany; and $0.5 million of restructuring costs within the Test segment as a result of the previously announced decision to close the Glendale Heights, Illinois facility. The principal components in other expenses (income), net, for the first nine months of 2013 included: $2.5 million of restructuring costs within the Test segment due to the facility consolidation mentioned above; $2.2 million of restructuring costs related to the Doble Lemke facility consolidation mentioned above and a ($0.8) million gain on the sale of machinery and equipment within the Filtration segment. The principal component in other expenses (income), net, in the third quarter and first nine months of 2012 was ($3.7) million and ($4.3) million of income representing a revaluation of the earnout liability related to Xtensible.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT from continuing operations was $11.4 million (9.8% of net sales) for the third quarter of 2013 and $16.5 million (14.0% of net sales) for the third quarter of 2012. For the first nine months of 2013, EBIT from continuing operations was $31.2 million (9.0% of net sales) compared with $39.5 million (11.1% of net sales) for the first nine months of 2012.

The following table presents a reconciliation of EBIT to net earnings from continuing operations.

(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Consolidated EBIT	11,411	16,541	31,186	39,544
Less: Interest expense, net	(778)	(1,014)	(1,997)	(1,989)
Less: Income tax expense	(4,119)	(3,987)	(11,810)	(12,250)
Net earnings from continuing operations	$6,514	11,540	17,379	25,305

-Utility Solutions Group

EBIT in the third quarter of 2013 was $5.1 million (19.3% of net sales) compared to $9.2 million (35.9% of net sales) in the prior year third quarter. For the first nine months of 2013, EBIT was $14.7 million (18.6% of net sales) compared to $19.9 million (24.7% of net sales) in the first nine months of 2012. The decrease in EBIT in the third quarter and first nine months of 2013 as compared to the prior year periods was primarily due to income recorded in the third quarter and first nine months of 2012 of $3.7 million and $4.3 million, respectively, representing a revaluation of the earnout liability related to Xtensible. In addition, the decrease in EBIT was due to approximately $0.7 million of restructuring costs related to Doble Lemke incurred in the third quarter of 2013, consisting mainly of severance and other personnel costs. The Lemke trade name write-down of $1.5 million is included in Corporate costs, as discussed below. The Company expects to record approximately $1.8 million of restructuring costs in the fourth quarter of 2013.

-Test

EBIT in the third quarter of 2013 was $3.8 million (10.5% of net sales) as compared to $2.4 million (5.7% of net sales) in the prior year third quarter. For the first nine months of 2013, EBIT was $6.9 million (6.1% of net sales) compared to $9.1 million (6.9% of net sales) in the first nine months of 2012. EBIT increased $1.4 million as compared to the prior year third quarter mainly due to product price increases and the savings being realized from the domestic facility consolidation. EBIT decreased $2.2 million as compared to the first nine months of 2012 mainly due to the approximately $3.3 million of restructuring costs incurred in the first nine months of 2013 consisting mainly of a facility lease termination charge, severance and relocation expenses and manufacturing inefficiencies resulting from the disruption, which are now completed; and lower margins from the segment’s Asian and European operations driven by lower sales volumes mentioned above. As a result of these actions, the partial year cost savings in 2013 are expected to be approximately $1 million (excluding restructuring costs), and once completed, are expected to yield recurring annual savings of approximately $3 million in 2014 and beyond.

-Filtration

EBIT in the third quarter of 2013 was $10.7 million (19.9% of net sales) compared to $11.2 million (22.0% of net sales) in the prior year third quarter. For the first nine months of 2013, EBIT was $30.4 million (19.8% of net sales) compared to $28.9 million (20.2% of net sales) in the first nine months of 2012. The $0.5 million decrease in EBIT in the third quarter of 2013 as compared to the prior year third quarter was driven by the lower sales volumes at PTI mentioned above. The $1.5 million increase in EBIT in the first nine months of 2013 as compared to the first nine months of 2012 was primarily driven by the increase in sales volumes mentioned above.

-Corporate

Corporate costs included in EBIT were $8.3 million and $20.9 million for the third quarter and first nine months of 2013, respectively, compared to $6.3 million and $18.4 million for the respective prior year periods. The increase in Corporate costs in the third quarter and first nine months of 2013 as compared to the respective prior year periods was mainly due to a $1.5 million pretax write-down of a Doble Lemke trade name and an increase in professional fees.

INTEREST EXPENSE, NET

Interest expense was $0.8 million and $2.0 million for the third quarter and first nine months of 2013, respectively, and $1.0 million and $2.0 million for the respective prior year periods. The decrease in interest expense in the third quarter of 2013 as compared to the third quarter of 2012 was due to the write-off of $0.4 million in deferred financing costs related to the previous credit facility recorded in the third quarter of 2012.

INCOME TAX EXPENSE

The third quarter 2013 effective income tax rate from continuing operations was 38.7% compared to 25.7% in the third quarter of 2012. The effective income tax rate from continuing operations in the first nine months of 2013 was 40.5% compared to 32.6% in the prior year period. The income tax expense in the third quarter and first nine months of 2013 was unfavorably impacted by an increase in uncertain tax positions related to a foreign transfer pricing accrual increasing the third quarter and year-to-date effective tax rate by 2.7% and 1.0%; and the establishment of a valuation allowance on a state tax credit deferred tax asset increasing the third quarter and year-to-date effective tax rate by 2.2% and 0.8%, respectively. The income tax expense in the third quarter and first nine months of 2013 was favorably impacted by the reduction of a foreign deferred tax liability associated with a foreign tradename decreasing the third quarter and year-to-date effective tax rate by 3.3% and 0.5%, respectively. The income tax expense in the third quarter and first nine months of 2012 was favorably impacted by a decrease in domestic uncertain tax positions primarily as a result of a lapse of the applicable statute of limitations reducing the third quarter and year-to-date effective tax rate by 11.8% and 4.9%, respectively. The Company estimates the fiscal 2013 effective tax rate from continuing operations will be approximately 39%.

During the three-month period ended June 30, 2013, the Company increased by $0.3 million the amount of unrecognized tax benefits related to a foreign transfer pricing accrual. The Company anticipates a $1.2 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

The Company’s foreign subsidiaries have accumulated unremitted earnings of $38.1 million and cash of $23.0 million at June 30, 2013. No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $5.6 million would be due, which would correspondingly reduce the Company’s net earnings. No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital from continuing operations (current assets less current liabilities) increased to $116.4 million at June 30, 2013 from $75.3 million at September 30, 2012. Accounts receivable increased by $3.7 million in the first nine months of 2013, primarily in the Filtration segment due to the Canyon acquisition. Inventories increased $12.3 million in the first nine months of 2013 due to a $7.5 million increase in the Filtration segment (of which $2.9 million related to the Canyon acquisition), a $3.4 million increase in the Test segment, and a $1.4 million increase in the USG segment, all to support near term demand. Other current assets increased $9.6 million in the first nine months of 2013, mainly due to a $9.3 million increase in an income tax receivable.

Net cash provided by operating activities was $12.2 million and $35.0 million for the first nine months of 2013 and 2012, respectively. The decrease in the first nine months of 2013 is mainly due to lower net earnings recorded during the period; including approximately $10.7 million in net loss from discontinued operations compared to $3.9 million in net income in the prior period; and higher operating working capital requirements, as discussed above.

Capital expenditures from continuing operations were $10.2 million and $7.6 million in the first nine months of 2013 and 2012, respectively. The increase in the first nine months of 2013 is mainly due to the purchase of the ETS-Lindgren facility in Minocqua, Wisconsin for approximately $1.2 million and an increase in manufacturing equipment within the Filtration segment of $1.0 million. In addition, the Company incurred expenditures for capitalized software from continuing operations of $5.6 million and $4.4 million in the first nine months of 2013 and 2012, respectively.

During the first nine months of 2013 and 2012, the Company made contributions of $3.4 million and $4.1 million to its defined benefit plans.

Potential Sale of Aclara

The Company anticipates that the cash proceeds of any divestiture of Aclara will be used to accelerate the Company’s repayment of existing debt, while providing additional liquidity for acquisitions around its core businesses.

Acquisitions

On June 26, 2013, ESCO Technologies Inc. acquired the stock of Canyon Engineering Products, Inc. (Canyon) for $9.2 million in cash, and additionally, purchased Canyon’s 70,000 square foot manufacturing facility located in Valencia, California for $7 million. The operating results for Canyon, since the date of acquisition, are included as part of Crissair, Inc., within ESCO’s Filtration segment. The Company recorded approximately $1.3 million of goodwill related to the transaction and $1.7 million of amortizable identifiable intangible assets consisting primarily of customer relationships.

Credit facility

At June 30, 2013, the Company had approximately $251 million available to borrow under the credit facility, and a $250 million increase option, in addition to $31.6 million cash on hand. At June 30, 2013, the Company had $187 million of outstanding borrowings under the credit facility and outstanding letters of credit of $12.5 million. Cash flow from operations and borrowings under the Company’s bank credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Dividends

A dividend of $0.08 per share was paid on April 18, 2013 to stockholders of record as of April 4, 2013, totaling $2.1 million. Subsequent to June 30, 2013, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on July 18, 2013 to stockholders of record as of July 3, 2013.

Share Repurchase Program

On August 8, 2012, the Company’s Board of Directors authorized an expanded stock repurchase program whereby Management may repurchase shares of its outstanding common stock in the open market and otherwise throughout the period ending September 30, 2013. The total value authorized is the lesser of $100 million, or the dollar limitation imposed by Section 6.07 of the Company’s Credit Agreement dated May 14, 2012. The previous authorization was set to expire September 30, 2012. During the first quarter of 2013, the Company repurchased approximately 270,000 shares for approximately $9.7 million. No purchases were made in the second or third quarter of 2013.

OUTLOOK

On April 17, 2013, the Company announced plans to close the manufacturing operation in Germany (Doble Lemke GmbH) and relocate its partial discharge products and intellectual property to its existing lower cost locations in Europe. Management expects approximately $1.9 million of non-operational costs to be incurred in the fourth quarter of 2013 to complete this closure. These shut-down costs, both cash and non-cash consist of personnel costs, asset impairment charges, and move related costs.

Management continues to see strong and sustainable growth across the Filtration businesses; Test is on track to meet its earlier commitments; and Doble is expecting slightly lower revenues while generally maintaining its profit plan. With Aclara presented as Discontinued Operations, Management expects 2013 EPS from Continuing Operations – “As Adjusted” in the range of $1.35 - $1.45 per share.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This ASU updates the rules on testing indefinite-lived intangible assets other than goodwill for impairment and permits the option to perform a qualitative assessment of the fair value of indefinite-lived intangible assets. This update is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012 and did not have a material impact on the Company’s financial statements.

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts, projections and assumptions about the Company’s performance, the Company’s divestiture process with respect to Aclara and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include statements about: future growth, revenue and profits; the outcome, results, benefits and timing of the Aclara divestiture process; use of proceeds from an Aclara divestiture to pay down debt; 2013 EPS from Continuing Operations – “As Adjusted”; the amount and timing of the adequacy of the Company’s credit facility and the Company’s ability to increase it; future cash flows; the outcome of current litigation, claims and charges; continued reinvestment of foreign earnings; U.S. income tax liabilities in the event that foreign earnings were distributed; income tax liabilities and effective tax rate; changes in the amount of unrecognized tax benefits; the recognition and timing of costs related to share-based compensation arrangements; estimates or projections made in connection with the Company’s accounting policies; further share repurchases; the costs, timing and anticipated savings resulting from restructuring and performance improvement initiatives including the announced closures and shut-downs; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012; and the following: the receipt of acceptable offers to purchase Aclara; the ability to reach agreement on terms, conditions and price with respect to the sale of Aclara; failure of governmental entities to approve the sale of Aclara; the impacts of natural disasters such as hurricanes on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future customer orders; termination for convenience of customer contracts or orders; the timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; the Company’s successful execution of internal restructuring plans; and the Company’s ability to successfully integrate newly-acquired businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. All derivative instruments are reported on the balance sheet at fair value. The derivative instruments are designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. There were no outstanding derivative financial instruments as of June 30, 2013. There has been no material change to the Company’s market risks since September 30, 2012. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for further discussion about market risk.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number

3.1	Restated Articles of Incorporation	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1999, Exhibit 3(a) (File No. 1-10596)

3.2	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2000, Exhibit 4(e) (File No. 1-10596)

3.3	Articles of Merger effective July 10, 2000	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2000, Exhibit 3(c) (File No. 1-10596)

3.4	Bylaws, as amended and restated as of July 10, 2000	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2003, Exhibit 3.4 (File No. 1-10596)

3.5	Amendment to Bylaws effective as of February 2, 2007	Incorporated by reference to Form 10-Q for the fiscal quarter ended December 31, 2006, Exhibit 3.5 (File No. 1-10596)

3.6	Amendment to Bylaws effective as of November 9, 2007	Incorporated by reference to Current Report on Form 8-K dated November 12, 2007, Exhibit 3.1 (File No. 1-10596)

4.1	Specimen revised Common Stock Certificate	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2010, Exhibit 4.1

4.2	Credit Agreement dated as of May 14, 2012 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, PNC Bank, National Association as Syndication Agent, and SunTrust Bank, Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Documentation Agents.	Incorporated by reference to Current Report on Form 8-K dated May 18, 2012, Exhibit 4.1

*10.1	Executive Committee Action Regarding Death Benefit for Director J.M. McConnell, June 2013

*31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended June 30, 2013

*31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended June 30, 2013

*32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended June 30, 2013

*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document

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

Dated:	August 9, 2013

