Form 10-K
period 2013-09-30
ESCO TECHNOLOGIES INC
filed 2013-11-27
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of trading on March 31, 2013: $1,058,992,646.*

* Based on the New York Stock Exchange closing price on March 28, 2013; March 29, 30 and 31 were not trading days. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

Number of shares of Common Stock outstanding at October 31, 2013: 26,490,339.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the registrant’s Annual Report to Stockholders for its fiscal year ended September 30, 2013 (the “2013 Annual Report”) are incorporated by reference into Parts I and II.

2.	Portions of the registrant’s Proxy Statement to be dated on or about December 17, 2013 (the “2013 Proxy Statement”) are incorporated by reference into Part III.

ESCO TECHNOLOGIES INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

Forward-Looking Information

Statements contained in this Form 10-K regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts and projections about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include statements about: the timing, success and financial impact of the Aclara sale process; the use of expected proceeds from any sale of Aclara; the amount and timing of 2014 revenues, growth, EPS from continuing operations, and EPS from continuing operations “As Adjusted”; the adequacy of the Company’s credit facilities and future cash flows; the timing of and restructuring costs associated with the closure and consolidation of the Crissair facility into the Canyon facility; minimum cash funding required by or a charge to equity connected with the Company’s defined benefit plans and other postretirement benefit plans; expected benefits payable from the Company’s defined benefit plans and other postretirement benefit plans; the outcome of current litigation, claims and charges; material foreign currency risk; the likelihood that materially different amounts would be reported in connection with the Company’s application of the accounting policies described herein; the likelihood that revenue estimates used in the Test and Filtration segments’ contracts recorded under the percentage of completion method will change materially; the risk of additional goodwill impairment; the amount of NOLs not realizable; continued reinvestment of foreign earnings and the resulting U.S. tax liability in the event such earnings are repatriated; the accuracy of the Company’s estimates utilized in software revenue recognition; the accuracy of the Company’s estimates utilized to project costs at completion in the Test segment and Filtration segment; income tax liabilities; the effective tax rate; the timing and amount of the reduction of unrecognized tax benefits; the valuation of deferred tax assets; repayment of debt within the next twelve months; the recognition of costs related to share-based compensation arrangements; future costs relating to environmental matters; share repurchases; investments; sustained performance improvement; market risk related to interest rates; performance improvement initiatives; growth opportunities; new product development; the Company’s ability to increase shareholder value; acquisitions; the beliefs and assumptions of Management contained in the letter “To Our Shareholders” and “Management’s Discussion and Analysis” in the 2013 Annual Report; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-K, and the Company undertakes no duty to update the information in this Form 10-K except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described herein under “Item 1A, Risk Factors,” and the following: the receipt of acceptable offers, the ability to negotiate acceptable terms and conditions, the availability of financing and the receipt of necessary government and customer approvals in connection with the sale of Aclara; the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future customer orders; termination for convenience of customer contracts; the timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal restructuring and consolidation plans.

PART I

Item 1. Business

The Company

The Registrant, ESCO Technologies Inc. (“ESCO”), is a producer of engineered products and systems sold to customers worldwide, primarily for utility, industrial, aerospace and commercial applications. ESCO conducts its business through a number of wholly-owned direct and indirect subsidiaries. ESCO and its subsidiaries are referred to in this Report as “the Company.”

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

The Company conducts its business in three operating segments. These segments, together with the significant domestic and foreign operating subsidiaries within each segment, are as follows:

Filtration/Fluid Flow (“Filtration”):

Canyon Engineering Products, Inc. (“Canyon”)

Crissair, Inc. (“Crissair”)

PTI Technologies Inc. (“PTI”)

Thermoform Engineered Quality LLC (“TEQ”)

VACCO Industries (“VACCO”)

RF Shielding and Test (“Test”):

Beijing Lindgren ElectronMagnetic Technology Co., Ltd.

ETS-Lindgren GmbH (name changed from EMV Elektronische Messgeräte Vertriebs-GmbH in 2013)

ETS Lindgren Engineering India Pvt. Ltd.

ETS-Lindgren Inc. (“ETS-Lindgren”) (successor to ETS-Lindgren, L.P. and formerly known as Lindgren R.F. Enclosures, Inc. – see below)

ETS Lindgren Japan, Inc.

ETS Lindgren Limited

ETS-Lindgren OY

Utility Solutions Group (“Utility Solutions”):

Doble Engineering Company

Doble Lemke GmbH (shut down during fiscal 2013)

Doble PowerTest Ltd.

Doble TransiNor AS

(Aclara Technologies LLC, formerly a part of this segment, is now characterized as discontinued operations and/or assets held for sale. See the discussion in the sections below.)

 The Test segment entities listed above are hereinafter collectively referred to as “ETS-Lindgren.” The Doble entities listed above are hereinafter collectively referred to as “Doble.”

The Company’s operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below. Their respective businesses are subject to a number of risks and uncertainties, including without limitation those discussed in “Item 1A, Risk Factors,” which is incorporated herein by reference. See also “Management’s Discussion and Analysis” appearing in the 2013 Annual Report, which is herein incorporated by reference, and “Forward-Looking Information” above.

ESCO is continually seeking ways to save costs, streamline its business processes and enhance the branding of its products and services. On October 1, 2012 the Company consolidated its two domestic Test segment operating companies by merging ETS-Lindgren, L.P. into Lindgren R.F. Enclosures Inc., which was renamed ETS-Lindgren Inc., and during fiscal 2013 it consolidated the Test segment’s four domestic manufacturing facilities into three, closing the facility in Glendale Heights, Illinois. On April 17, 2013, the Company announced plans to close its Doble Lemke manufacturing operation in Germany and relocate the manufacture of its Partial Discharge products to existing lower-cost locations in Europe; this closure was substantially completed by the end of fiscal 2013.

ESCO is also continually seeking opportunities to supplement its growth by making strategic acquisitions. On December 10, 2012, the Company acquired the assets of Finepoint Marketing, Inc. (“Finepoint”) for a purchase price of $2.5 million. Finepoint is the electric power industry’s leading conference provider focused on medium and high voltage circuit breakers, as well as related substation and switchgear topics. The operating results for the Finepoint business since the date of acquisition are included within Doble Engineering Company in the USG segment.

On December 21, 2012, the Company acquired the assets of Felix Tool & Engineering, Inc. (“Felix Tool”) for a purchase price of $1.2 million in cash. Felix Tool is engaged in the design, manufacture and sale of customized perforated tubes for filtration applications in the aerospace and fluid power industry. The operating results for the Felix Tool business since the date of acquisition are included within PTI Technologies Inc. in the Filtration segment.

On December 31, 2012, the Company acquired the assets of Metrum Technologies LLC (“Metrum”) for a purchase price of $25 million in cash plus contingent consideration based on future revenues over the next four years. Metrum is a leading provider of wireless public network communications products for electric utility customers and also offers communications products and devices for distribution automation and demand response applications. Since the acquisition, the Metrum business has been considered part of Aclara and is now therefore included in discontinued operations and/or assets/liabilities held for sale.

On June 26, 2013, the Company acquired the stock of Canyon for $9.2 million in cash and purchased Canyon’s 70,000 square foot manufacturing facility located in Valencia, California for $7 million. Canyon designs and manufactures precision fluid control devices primarily for the aerospace industry. Canyon’s products, technology and customers are very similar to those of Crissair, Inc., and the operating results for Canyon since the date of acquisition are included as part of Crissair within ESCO’s Filtration segment. During fiscal 2014 the Company expects to consolidate Crissair’s operations into Canyon’s facility.

Discontinued Operations/Assets Held for Sale

During the third quarter of fiscal 2013, the Company’s Board of Directors approved the initiation of a process to sell that portion of the Company’s Utility Solutions business segment represented by Aclara Technologies LLC (“Aclara”). Aclara’s assets and liabilities constitute a disposal group to be classified as held for sale and Aclara constitutes a component of the Company with operations and cash flows that are clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity.

Accordingly, for financial reporting purposes Aclara is reflected as discontinued operations and/or assets/liabilities held for sale for all periods presented; and Registrant’s financial statements for prior periods have been appropriately restated. Unless otherwise specifically stated, all operating results presented in this report are exclusive of discontinued operations.

Products

The Company’s principal products are described below. See Note 14 of the Notes to Consolidated Financial Statements in the 2013 Annual Report, incorporated by reference herein, for financial information regarding business segments and 10% customers.

Filtration

The Filtration segment accounted for approximately 44%, 41% and 37% of the Company’s total revenue in fiscal years 2013, 2012 and 2011, respectively.

PTI is a leading supplier of filtration and fluid control products serving the commercial aerospace, military aerospace and various industrial markets. Products include filter elements, manifolds, assemblies, modules, indicators and other related components. All products must meet stringent quality requirements and withstand severe operating conditions. Product applications include: hydraulic, fuel, cooling and air filtration systems for fixed wing and rotary aircraft, mobile transportation and construction equipment, aircraft engines and stationary plant equipment. PTI supplies products worldwide to original equipment manufacturers and the U.S. government under long term contracts, and to the commercial and military aftermarket through distribution channels.

VACCO supplies flow control products including valves, manifolds, filters, regulators and various other components for use in the space, military aerospace, defense missile systems, U.S. Navy and commercial industries. Applications include aircraft fuel and de-icing systems, missiles, satellite propulsion systems, satellite launch vehicles and other space transportation systems such as the SLS (successor to the Space Shuttle). VACCO also utilizes its multi-fab technology and capabilities to produce products for use in space and U.S. Navy applications.

Crissair and Canyon supply a wide variety of custom and standard valves, actuators, manifolds and other various components to the aerospace, defense, automotive and commercial industries. Product applications include hydraulic, fuel and air filtration systems for commercial and military fixed wing and rotary aircraft, defense missile systems and commercial engines. Crissair and Canyon supply products worldwide to original equipment manufacturers and to the U.S. Government under long term contracts and to the commercial aftermarket through distribution channels.

Thermoform Engineered Quality LLC produces highly engineered thermoformed products and packaging materials for medical, retail, food and electronic applications.

Test

The Test segment accounted for approximately 34%, 37% and 39% of the Company’s total revenue in fiscal years 2013, 2012 and 2011, respectively.

ETS-Lindgren designs and manufactures products to measure and contain magnetic, electromagnetic and acoustic energy. It supplies customers with a broad range of isolated environments and turnkey systems, including RF test facilities, acoustic test enclosures, RF and magnetically shielded rooms, secure communication facilities, RF measurement systems and broadcast and recording studios. Many of these facilities include proprietary features such as shielded doors and windows. ETS-Lindgren also provides the design, program management, installation and integration services required to successfully complete these types of facilities.

ETS-Lindgren also supplies customers with a broad range of components including RF absorptive materials, RF filters, active compensation systems, antennas, antenna masts, turntables and electric and magnetic probes, RF test cells, proprietary measurement software and other test accessories required to perform a variety of tests. ETS-Lindgren offers a variety of services including calibration for antennas and field probes, chamber certification, field surveys, customer training and a variety of product tests. ETS-Lindgren’s test labs are accredited by the following organizations: American Association for Laboratory Accreditation, National Voluntary Laboratory Accreditation Program and CTIA-The Wireless Association Accredited Test Lab. ETS-Lindgren serves the acoustics, medical, health and safety, electronics, wireless communications, automotive and defense markets.

Utility Solutions

Revenue from Doble’s products and services, which may be considered a class of similar products and services, accounted for approximately 22%, 23% and 24% of the Company’s total revenue in fiscal years 2013, 2012 and 2011, respectively.

Doble develops, manufactures, and delivers diagnostic testing solutions for electrical equipment comprising the electric power grid, and enterprise management systems, that are designed to optimize electrical power assets and system performance, minimize risk and improve operations. It combines three core elements for customers – diagnostic test and monitoring instruments, expert consulting, and testing services – and provides access to its large reserve of related empirical knowledge. Doble flagship solutions include protection diagnostics with the Doble Protection Suite and F6000 series, the M4100 and new transformational patent-pending technology of the M7100 Doble Tester, and the recently announced dobleARMS™ asset risk management system solutions.

Doble has been operating for over 90 years, and serves over 5,500 companies in over 110 countries. It has five offices in the United States and nine international offices including offices recently opened in Brazil and Dubai.

Discontinued Operations

Aclara is a leading supplier of proprietary Two-Way Automatic Communications System (“TWACS®”) technology for the electric utility industry. TWACS technology comprises equipment (primarily meter modules and equipment for central stations and substations), software and support services for the transmission of data over power lines. They provide electric utilities with a proprietary communication technology for advanced metering infrastructure (“AMI”), load control, outage assessment/restoration monitoring, remote service disconnect/connect, time-of-use data for critical peak pricing, tamper/theft detection and pre-paid metering. With its acquisition of Metrum, Aclara launched a new public network-based AMI technology. This low-latency, high-bandwidth system has improved Aclara’s product offering by enhancing the network with critical distribution automation controls and the ability to provide single point communication nodes. In fiscal years 2013, 2012 and 2011, revenue from TWACS systems, which may be considered a class of similar products, accounted for approximately 10%, 21% and 23%, respectively, of the Company’s total revenue including revenue from discontinued operations.

Aclara provides wireless radio frequency (“RF”) data communications systems to gas and water utilities for AMI applications through its STAR® networks. STAR networks provide accurate and timely billing, high/low consumption reporting, and non-revenue water loss detection. In November 2005, Aclara entered into a contract with Pacific Gas & Electric Company (“PG&E”) to provide its communications system for the gas meter portion of PG&E’s AMI project. Sales under this contract are currently nearing completion. In May 2011, Aclara signed a contract with Southern California Gas Co. (“SoCalGas”), a Sempra Energy subsidiary, to deploy its AMI system and utility data management software, system-wide. SoCalGas has announced its plans to deploy Aclara’s integrated hardware, software, and network architecture system to over six million residential, and most commercial, natural gas customers throughout its service territory. In fiscal years 2013, 2012 and 2011, revenue from STAR network products, which may be considered a class of similar products, accounted for approximately 14%, 7% and 10%, respectively, of the Company’s total revenue including revenue from discontinued operations.

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

On April 17, 2013 Aclara announced plans to shut down its manufacturing facility in Solon, Ohio and transition the manufacture of its RF AMI products to a fully outsourced basis over a period of approximately 9 to 12 months; after the transition is completed, Aclara will maintain its current engineering and administrative functions in the Solon facility but in a much smaller footprint.

Marketing and Sales

Continuing Operations. The Filtration and Test segments’ products, as well as Doble’s products, generally are distributed to customers through a domestic and foreign network of distributors, sales representatives, direct sales teams and in-house sales personnel.

The Company’s international sales accounted for approximately $154 million (31%), $162 million (34%) and $132 million (29%) of the Company’s total revenue in fiscal years 2013, 2012 and 2011, respectively. See Note 14 of the Notes to Consolidated Financial Statements in the 2013 Annual Report for financial information regarding geographic areas, which Note is herein incorporated by reference. See also “Item 1A, Risk Factors,” for a discussion of risks of the Company’s international operations.

Some of the Company’s products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government, primarily related to the Test and Utility Solutions segments, accounted for approximately 21%, 13% and 16% of the Company’s total revenue in fiscal years 2013, 2012 and 2011, respectively.

Discontinued Operations. Aclara’s sales to investor-owned utilities are made directly to the utilities through its sales team. Aclara utilizes distributors and direct sales representatives to sell its systems to the electric utility cooperative and municipal markets, and to non investor-owned gas, water and combination utilities. Aclara’s software products are marketed utilizing its in-house sales force.

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

Continuing Operations. A number of products in the Filtration segment are based on patented or otherwise proprietary technology that sets them apart from the competition. VACCO’s proprietary quieting technology, which it protects as trade secrets, is a significant differentiator for products supplied to the U.S. Navy submarine fleet.

In the Test segment, patent protection has been sought for significant inventions. Examples of such inventions include novel designs for window and door assemblies used in shielded enclosures and anechoic chambers, improved acoustic techniques for sound isolation and a variety of unique antennas.

In the Utility Solutions segment, many of the products are based on patented or otherwise proprietary technology, and the segment policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products and methods of operation for its businesses, as such developments are made. Doble is pursuing patent protection on improvements to its line of diagnostic equipment. Doble also holds an extensive library of apparatus performance information useful to Doble employees and to entities that generate, distribute or consume electric energy. Doble makes part of this library available to registered users via an Internet portal.

The Company considers its patents and other intellectual property to be of significant value in each of its segments.

Discontinued Operations. Aclara’s TWACS technology is protected primarily by a number of patents expiring on various dates ending in 2017. Patents covering significant aspects of the TWACS technology expired in 2010 for outbound signal reception and will expire in 2017 for inbound signal generation; and other patents covering inbound and outbound signal detection expired in 2007. However, the expiration of these patents is not expected to have a material effect on Aclara’s operations. Aclara’s policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products and methods of operation for its businesses, as such developments are made. Accordingly, Aclara is pursuing patent applications on improvements to the TWACS technology that, if granted, will be in force beyond 2017. Aclara protects the TWACS NG™ software code as a trade secret, although certain discrete features and functionality have been or may be patented. Aclara’s STAR network communications system is protected by two significant patents, which will expire in 2015 and 2016.

Backlog

Total Company backlog of firm orders from continuing operations at September 30, 2013 was $272.1 million, representing an increase of $26.5 million (11%) from the beginning of the fiscal year backlog of $245.6 million. The backlog at September 30, 2013 and September 30, 2012, respectively, was: $157.7 million and $139.7 million for Filtration; $90.4 million and $79.4 million for Test; and $24.0 million and $26.5 million for Utility Solutions. As of September 30, 2013, it is estimated that domestic customers accounted for approximately 73% of the Company’s total firm orders, and international customers accounted for approximately 27%. Of the total Company backlog at September 30, 2013, approximately 72% is expected to be completed in the fiscal year ending September 30, 2014.

Purchased Components and Raw Materials

The Company’s products require a wide variety of components and materials. Although the Company has multiple sources of supply for most of its materials requirements, certain components and raw materials are supplied by sole source vendors, and the Company’s ability to perform certain contracts depends on their performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities. However, in two of the Company’s segments, there are instances of some risk of shortages of materials or components due to reliance on sole or limited sources of supply. See “Item 1A, Risk Factors.”

Continuing Operations. The Filtration segment purchases supplies from a wide array of vendors. In most instances, multiple vendors of raw materials are screened during a qualification process to ensure that there will not be an interruption of supply should one of them discontinue operations. Nonetheless, in some situations, there is a risk of shortages due to reliance on a limited number of suppliers or because of price fluctuations due to the nature of the raw materials. For example, aerospace-grade titanium and gaseous helium, important raw materials for our Filtration segment subsidiaries, may at times be in short supply.

The Test segment is a vertically integrated supplier of electro-magnetic (“EM”) shielding products, producing most of its critical RF components. This segment purchases significant quantities of raw materials such as steel, copper, nickel and wood. Accordingly, it is subject to price fluctuations in the worldwide raw materials markets, although ETS-Lindgren has long-term contracts with a number of its suppliers of certain raw materials.

Discontinued Operations. Aclara has contracts with three independent manufacturers which produce and supply a significant amount of its RF end-products, as well as contracts with several critical suppliers of raw material incorporated into such end-products. Aclara has arrangements with four independent manufacturers which produce and supply substantially all of Aclara’s power-line end-products. Aclara also contracts with certain critical raw material suppliers, directing the supply terms of such raw material to Aclara’s contract manufacturers. Two of these contract manufacturers are industry leaders with worldwide operations. Each of these manufacturers is directed by Aclara to purchase certain unique raw material components from suppliers designated by Aclara. The Company believes that the above-described manufacturers and suppliers will be reliable sources for Aclara’s end-products for the foreseeable future.

Competition

Continuing Operations. Competition in the Company’s major markets is broadly based and global in scope. The Company faces intense competition from a large number of companies for nearly all of its products. Competition can be particularly intense during periods of economic slowdown, and this has been experienced in some of the Filtration and Utility Solutions markets. Although the Company is a leading supplier in several of the markets it serves, it maintains a relatively small share of the business in many of the other markets it serves. Individual competitors range in size from annual revenues of less than $1 million to billion-dollar enterprises. Because of the specialized nature of the Company’s products, its competitive position with respect to its products cannot be precisely stated. In the Company’s major served markets, competition is driven primarily by quality, technology, price and delivery performance. See “Item 1A, Risk Factors.”

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

Discontinued Operations. Aclara is believed to be a leading supplier in the fixed network segment of the AMI market. This fixed network segment comprises a substantial part of the total AMI market for utilities. Substantial efforts are required in order to maintain existing business levels. Primary competitors of Aclara in the utility communications market include Itron, Inc., Silver Spring Networks, Landis+Gyr, Cannon Technologies Inc., Sensus Metering Systems Inc., Trilliant Inc., Elster Electricity, L.L.C., Comverge, Inc., Neptune Technology Group, e-Meter Corporation, Oracle Corporation, APOGEE Interactive Inc., Opower, Inc., Ecologic Analytics, LLC and Tantalus Systems Corp.

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

Continuing Operations. Total Company-sponsored research and development expenses were approximately $12.7 million, $14.3 million and $14.9 million for fiscal years 2013, 2012 and 2011, respectively. Total customer-sponsored research and development expenses were approximately $15.0 million, $9.2 million and $8.5 million for fiscal years 2013, 2012 and 2011, respectively. All of the foregoing expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $7.7 million, $12.2 million and $7.4 million for fiscal years 2013, 2012 and 2011, respectively.

Discontinued Operations. Aclara’s research and development expenses were approximately $19.9 million, $21.2 million and $2.7 million for fiscal years 2013, 2012 and 2011, respectively; it had no customer-sponsored research and development expenses for those years.

Environmental Matters

The Company is involved in various stages of investigation and cleanup relating to environmental matters. It is very difficult to estimate the potential costs of such matters and the possible impact of these costs on the Company at this time due in part to: the uncertainty regarding the extent of pollution; the complexity of Government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of cost recovery; the uncertain level of the Company’s responsibility for any contamination; and the possibility of joint and several liability with other contributors under applicable law. Based on information currently available, the Company does not believe that the aggregate costs involved in the resolution of any of its environmental matters will have a material adverse effect on the Company’s financial condition or results of operations.

Government Contracts

The Company contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government. Although VACCO has significant “cost-plus” Government contracts, the Company’s Government contracts are primarily firm fixed-price contracts under which work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the Company. All Government prime contracts and virtually all of the Company’s Government subcontracts provide that they may be terminated at the convenience of the Government. Upon such termination, the Company is normally entitled to receive equitable compensation from the customer. See “Marketing and Sales” in this Item 1, and “Item 1A, Risk Factors,” for additional information regarding Government contracts.

Employees

As of September 30, 2013, the Company employed approximately 2,620 persons, of which approximately 2,065 were employed in continuing operations.

Financing

The Company maintains a $450 million revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, N.A., as syndication agent, and eight other participating lenders, with a maturity date of May 14, 2017 (the “Credit Facility”). Through a credit facility expansion option, the Company may elect to increase the size of the credit facility by entering into incremental term loans, in any agreed currency, at a minimum of $25 million each up to a maximum of $250 million aggregate.

At September 30, 2013, the Company had approximately $265 million available to borrow under the credit facility, and a $250 million increase option, in addition to approximately $43 million cash on hand. At September 30, 2013, the Company had $172 million of outstanding borrowings under the credit facility and outstanding letters of credit of $13 million. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 17.5 to 35.0 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio. At September 30, 2013, the Company was in compliance with all debt covenants.

The Company’s sale of Aclara is not expected to impact the credit facility’s covenants and amount of availability, but until the final purchase and sale transaction is completed, any impact cannot be fully determined at this time. If an adverse situation were to arise unexpectedly, the Company’s lenders have expressed their willingness to renegotiate the facility, and the Company expects to be able to do so in a timely manner and on satisfactory terms.

See also “Management’s Discussion and Analysis – Bank Credit Facility” in the 2013 Annual Report, and Note 9 of the Notes to Consolidated Financial Statements in the 2013 Annual Report, which information is herein incorporated by reference.

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

Executive Officers of the Registrant

The following sets forth certain information as of November 1, 2013 with respect to the Company’s executive officers. These officers are elected annually to terms which expire at the first meeting of the Board of Directors after the next Annual Meeting of Stockholders.

Name	Age	Position(s)

Victor L. Richey, Jr.	56	Chairman of the Board of Directors and Chief Executive Officer since April 2003; President since October 2006[1]

Gary E. Muenster	53	Executive Vice President and Chief Financial Officer since February 2008; Director since February 2011

Alyson S. Barclay	54	Senior Vice President, Secretary and General Counsel since November 2008

1 Mr. Richey also serves as Chairman of the Executive Committee of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

Item 1A. Risk Factors

This Form 10-K, including “Item 1, Business,” “Item 2, Properties,” “Item 3, Legal Proceedings,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (incorporated by reference to “Management’s Discussion and Analysis” appearing in the 2013 Annual Report), contains “forward-looking statements” within the meaning of the safe harbor provisions of the federal securities laws, as described under “Forward-Looking Statements” above.

In addition to the risks and uncertainties discussed in that section and elsewhere in this Form 10-K, the following important risk factors could cause actual results and events to differ materially from those contained in any forward-looking statements, or could otherwise adversely affect the Company’s business, operating results or financial condition:

We may not be able to sell Aclara, or we may not be able to sell it at a price which will avoid significant additional impairment charges.

Although we have determined to sell Aclara, as described in “Item 1, Business – Discontinued Operations/Assets Held for Sale,” above, there can be no assurance that the sale will be effected in a timely manner. In that event, we may be required to again reflect Aclara’s business as part of our continuing operations for financial accounting and reporting purposes. Such a change would also require us to restate our financial statements retroactively for all reportable periods, which would change the information being reported herein and in our other filings for those periods. Because Aclara incurred an operating loss for fiscal 2013, such a change would negatively affect the Company’s fiscal 2013 results from continuing operations.

In addition, in the fourth quarter of fiscal 2013 we significantly wrote down Aclara’s carrying value on our books, as described in our fiscal 2013 Financial Statements included in the 2013 Annual Report and incorporated herein by reference. However, if Aclara were sold, it is possible that the purchase price could be less than its current carrying value on our books, which would require us to take an additional impairment charge against our earnings in the amount of the difference. Depending on the net realized value from the sale, the potential additional charge could be significant.

Negative worldwide economic conditions and related credit shortages could result in a decrease in our sales and an increase in our operating costs, which could adversely affect our business and operating results.

If there is a worsening of global and U.S. economic and financial market conditions and additional tightening of global credit markets, as experienced in certain European countries, many of our customers may further delay or reduce their purchases of our products. The current uncertainties in the global economy may cause the utility industry to experience shortages in available credit, which could limit capital spending. To the extent this problem affects customers of our Utility Solutions segment, the sales and profits of this segment could be adversely affected. Likewise, if our suppliers face challenges in obtaining credit, they may have to increase their prices or become unable to continue to offer the products and services we use to manufacture our products, which could have an adverse effect on our business, results of operations and financial condition.

Economic, political and other risks of our international operations could adversely affect our business.

In fiscal 2013, approximately 31% of our sales from continuing operations were made to international customers. An economic downturn or an adverse change in the political situation in certain foreign countries in which we do business could cause a decline in revenues and adversely affect our financial condition. For example, our Test segment does significant business in Asia and Europe. Changes in the Asian political climate or political changes in specific Asian countries could negatively affect our business. Weakness in the European economy could have a significant adverse effect on our European revenues. For example, several Doble and ETS-Lindgren companies are based in Europe, and could be negatively impacted by weakness in the European economy.

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

A significant part of our manufacturing operations depends on a small number of third-party suppliers.

A significant part of our manufacturing operations relies on a small number of third-party manufacturers to supply the segment’s products. For example, Aclara has arrangements with four manufacturers which produce and supply substantially all of Aclara’s end-products. Two of these suppliers produce these end-products in Mexico. A significant disruption in the supply of those products (for example, due to a strike) could negatively affect the timely delivery of Aclara’s products to customers as well as future sales. Also, most of Doble’s manufacturing operations rely on third-party manufacturers to supply its products. Disruption in the supply of critical components such as integrated circuit components could have an adverse impact on our business by, among other things, increasing costs and reducing margins.

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

The cost of raw materials and product components is a major element of the total cost of many of our products. For example, our Test segment’s critical components rely on purchases of raw materials from third parties. Increases in the prices of raw materials (such as steel, copper, nickel, zinc, wood and petrochemical products) could have an adverse impact on our business by, among other things, increasing costs and reducing margins. In the Filtration segment, aerospace-grade titanium and gaseous helium, important raw materials for VACCO, Crissair, Canyon and PTI, may at times be in short supply. Further, many of Doble’s items of equipment which are provided to its customers for their use are in the maturity of their life cycles, which creates the risk that replacement components may be unavailable or available only at increased costs.

In addition, our reliance on sole or limited sources of supply of raw materials and components in each of our segments could adversely affect our business. Weather-created disruptions in supply, in addition to affecting costs, could impact our ability to procure an adequate supply of these raw materials and components, and delay or prevent deliveries of products to our customers.

A significant portion of our revenues from discontinued operations may be generated by a limited number of large contracts.

A significant portion of Aclara’s business may be dependent on several large contracts with customers. The loss of revenue which would result from such a customer’s selection of other suppliers, cancellations, delays, reductions, regulatory actions or our failure to perform in connection with such a contract could have a material adverse effect on our business, results of operations and financial condition.

Most of Aclara’s sales are to or for the utility industry, known for long sales cycles and uncertainty, which could affect the timing of revenue.

Most of Aclara’s sales are to or for the utility industry, where sales cycles are long and often unpredictable due to budgeting, purchasing and regulatory approval processes that can take up to several years to complete. These factors often cause delays in the timing of sales, and such delays could result in order postponement, reduction in size or cancellation, thereby reducing or delaying Aclara’s future revenue.

Our sales of products to the Government depend upon continued Government funding.

During the past three fiscal years, from 9% to 15% of our revenues from continuing operations have been generated from sales to the U.S. Government or its contractors. These sales are dependent on continuous government funding of the underlying programs. There could be reductions or terminations of the government funding on programs which apply to us or our customers. These funding effects could adversely affect our sales and profit, and could bring about a restructuring of our operations, which could result in an adverse effect on our financial condition or results of operations.

For example, a significant part of VACCO’s sales involve major U.S. Government space programs. A reduction in Government spending on these programs could have a significant adverse impact on our financial results.

Our quarterly results may fluctuate substantially.

We have experienced variability in quarterly results and believe our quarterly results will continue to fluctuate as a result of many factors, including the size and timing of customer orders, governmental actions, changes in existing taxation rules or practices, the gain or loss of significant customers, timing and levels of new product developments, shifts in product or sales channel mix, increased competition and pricing pressure, and general economic conditions affecting enterprise spending for the utility industry.

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

A significant portion of our capitalized software in both Discontinued Operations and the Utility Solutions segment is subject to impairment risk based on the ability to market the software.

A significant portion of our capitalized software value is contingent on the future sales of TWACS software as well as dobleARMS™ and Protection Suite. Failure to generate sufficient sales to recoup costs could result in the impairment of our capitalized software costs.

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

Many of our Filtration segment products are sold to be components in our customers’ end-products. If a customer discontinues a certain end-product line, our ability to continue to sell those components will be reduced or eliminated. The result could be a significant decrease in our sales.

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

If there are claims related to defective products (under warranty or otherwise), particularly in a product recall situation, we could be faced with significant expenses in replacing or repairing the product. For example, Aclara’s meter modules are installed in thousands of residences and other buildings. The replacement/repair costs for such products, if defective, could have a material adverse effect on our financial condition. Also, the Filtration segment obtains raw materials, machined parts and other product components from suppliers who provide certifications of quality which we rely on. Should these product components be defective and pass undetected into finished products, or should a finished product contain a defect, we could incur significant costs for repairs, re-work and/or removal and replacement of the defective product.

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

We may incur significant costs, experience short term inefficiencies, or be unable to realize expected long term savings from our planned facility consolidations and other business reorganizations.

We periodically assess the cost and operational structure of our facilities in order to manufacture and sell our products in the most efficient manner. Based on our assessments, we determined to close Aclara’s manufacturing facility in Solon, Ohio and to fully outsource the manufacturing of its RF AMI products. We are also planning to relocate and consolidate Crissair’s operations, currently in a leased facility in Palmdale, California, into Canyon’s owned facility in Valencia, California. Implementation of these changes, as well as any future facility reorganizations which we may undertake, will require us to incur significant costs and may result in short term business inefficiencies as we consolidate and close facilities and transition our employees. In addition, we may not achieve the expected long term benefits from these consolidations. Any or all of these factors could result in an adverse impact on our operating results, cash flows and financial condition.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company believes its buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for the Company’s current production requirements and other needs.

The Company’s principal properties comprise approximately 1,307,800 square feet of floor space, as described in the table below. Approximately 784,800 square feet are owned by the Company and approximately 523,000 square feet are leased. See also Note 7 to the Consolidated Financial Statements in the 2013 Annual Report, which Note is incorporated herein by reference.

Location	Approximate Size (Sq. Ft.)	Owned/ Leased	If Leased, Expiration Date	Principal Use(s) and (Operating Segment)
Oxnard, CA	127,400	Owned		Management, Engineering & Manufacturing (Filtration)
Cedar Park, TX	118,000	Owned		Management, Engineering & Manufacturing (Test)
Solon, OH	111,300	Leased	10/1/2018 (two 5-year renewal options)	Management, Engineering & Manufacturing (Discontinued Operations/Assets Held for Sale)
South El Monte, CA	100,100	Owned		Management, Engineering & Manufacturing (Filtration)
Durant, OK	100,000	Owned		Manufacturing (Test)
Huntley, IL	85,000	Owned		Management & Manufacturing (Filtration)
Watertown, MA	78,500	Owned		Management, Engineering & Manufacturing (Utility Solutions)
Valencia, CA	71,700	Owned		Management, Engineering & Manufacturing (Filtration)
Hazelwood, MO	71,600	Leased	3/31/2017	Management & Engineering (Discontinued Operations/ Assets Held for Sale)
South El Monte, CA	42,000	Leased	6/30/2016	Management, Engineering & Manufacturing (Filtration)
Eura, Finland	40,900	Owned		Management, Engineering & Manufacturing (Test)
Beijing, China	40,200	Leased	12/31/2014	Manufacturing (Test)
Palmdale, CA *	39,100	Leased	7/31/2015 (five 1-year renewal options)	Management, Engineering & Manufacturing (Filtration)
Hazelwood, MO	33,000	Owned		Management & Engineering (Discontinued Operations/ Assets Held for Sale)
Minocqua, WI	30,200	Owned		Engineering & Manufacturing (Test)
South El Monte, CA	21,300	Leased	6/30/2016	Management & Engineering (Filtration)
St. Louis, MO	20,700	Leased	8/31/2015 (two 5-year renewal options)	ESCO Corporate Headquarters
Wellesley, MA	18,500	Leased	9/30/2015 (3 year option to renew)	Management & Engineering (Discontinued Operations/ Assets Held for Sale)
Tijuana, Mexico	17,000	Leased	7/31/2018 (one 5-year renewal option)	Manufacturing (Filtration)
Morrisville, NC	16,700	Leased	3/31/2014 (one 3-year renewal option)	Management (Utility Solutions)
Taufkirchen, Germany	13,700	Leased	12/1/2015	Management & Engineering (Test)
Stevenage, England	12,200	Leased	8/11/2017	Management, Engineering & Manufacturing (Test)
Huntley, IL	12,000	Leased	9/30/2015	Management & Manufacturing (Filtration)
Marlborough, MA	11,200	Leased	6/30/2020	Management & Engineering (Utility Solutions)
Wood Dale IL	9,000	Leased	5/1/2020	Management & Engineering (Test)

*	The Company expects to vacate this facility during fiscal 2014 as a result of the consolidation of Crissair into Canyon’s location in Valencia, CA.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the fourth quarter of fiscal 2013. The remainder of the information required by this item is incorporated herein by reference to Notes 10, 11 and 16 of the Notes to Consolidated Financial Statements in the 2013 Annual Report, and to “Common Stock Market Price” and “Shareholders’ Summary – Capital Stock Information” in the 2013 Annual Report.

Item 6. Selected Financial Data

The information required by this item is incorporated herein by reference to “Five-Year Financial Summary” and Notes 2 and 3 of the Notes to Consolidated Financial Statements in the 2013 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis” in the 2013 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis – Market Risk Analysis” and “Management’s Discussion and Analysis – Quantitative And Qualitative Disclosures About Market Risk” in the 2013 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to the Consolidated Financial Statements of the Company, the Notes thereto, and the related “Report of Independent Registered Public Accounting Firm” of KPMG LLP, an independent registered public accounting firm, in the 2013 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The remainder of the information required by this item is incorporated by reference to “Management’s Report on Internal Control over Financial Reporting” and the related “Report of Independent Registered Public Accounting Firm” of KPMG LLP, in the 2013 Annual Report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding nominees and directors, the Company’s Code of Ethics, its Audit and Finance Committee, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the sections captioned “Proposal 1: Election of Directors,” “Board of Directors – Governance Policies and Management Oversight,” “Committees” and “Securities Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement.

Information regarding the Company’s executive officers is set forth in “Item 1, Business – Executive Officers of the Registrant,” above.

Item 11. Executive Compensation

The information in the sections captioned “Committees – Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Executive Compensation Information” in the 2013 Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the beneficial ownership of shares of the Company’s common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent stockholders is hereby incorporated by reference to the section captioned “Securities Ownership” in the 2013 Proxy Statement.

The following table summarizes certain information regarding shares of Company common stock that may be issued by the Company pursuant to its equity compensation plans existing as of September 30, 2013:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders (2)	574,429	(3)	$37.39	(4)	1,449,107	(5)(6)
Equity compensation plans not approved by security holders	17,400	(7)	N/A		126,958	(7)
Total	591,829		$37.39	(4)	1,576,065

(1)	Number of shares is subject to adjustment for any future changes in capitalization for stock splits, stock dividends and similar events.

(2)	Consists of the Company’s 2001 Stock Incentive Plan, 2004 Incentive Compensation Plan and 2013 Incentive Compensation Plan. The 2001 Stock Incentive Plan and 2004 Incentive Compensation Plan have been amended without shareholder approval in accordance with their respective terms, as follows:

(i)	The 2001 Stock Incentive Plan was amended to authorize the Human Resources and Compensation Committee (“Committee”) of the Company’s Board of Directors to delegate to any employee the power to extend a stock option beyond termination of employment for persons who are not “officers” as defined in Rule 16a-1 under the Exchange Act, and to authorize the Committee to delegate to the Chief Executive Officer the power to grant stock options to persons who are not such “officers,” with the limitation of 10,000 shares per award and 100,000 shares awarded in the aggregate in any fiscal year;

(ii)	The 2001 Stock Incentive Plan was amended to limit the maximum period of time for an option extension to the original option term;

(iii)	The 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan were amended with respect to performance share distributions to eliminate the participant’s options to pay cash for tax withholding and receive all shares due and to defer the distribution; and in the case of the 2004 Incentive Compensation Plan, to eliminate the Committee’s discretion to determine the percentage of the distribution to be made in Shares or to be withheld for tax payments;

(iv)	The 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan were amended to remove the restriction that stock issued pursuant to options must be held for investment purposes only; and

(v)	The 2001 Stock Incentive Plan and the 2004 Incentive Compensation Plan were amended in accordance with Section 409A of the Code, to eliminate the Committee’s discretion to grant alternative stock appreciation rights to stock option holders covering additional shares, and in the case of the 2004 Plan, to restrict the payment of dividend equivalents to recipients of restricted stock awards to the time when the shares to which the dividend equivalents apply are delivered to the recipients.

(3)	Includes 156,186 and 350,893 shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the 2001 Stock Incentive Plan and 2004 Incentive Compensation Plan, respectively.

(4)	Does not include the shares listed in footnote (3) above, for which there are no exercise prices.

(5)	Represents shares currently available for awards under the 2013 Incentive Compensation Plan. No shares remain available for issuance under the 2001 Stock Incentive Plan or the 2004 Incentive Compensation Plan.

(6)	Does not include shares that may be purchased on the open market pursuant to the Company’s Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants may elect to have up to 10% of their current salary or wages withheld and contributed to one or more independent trustees for the purchase of shares. At the discretion of an officer of the Company, the Company or a domestic subsidiary or division may contribute cash in an amount not to exceed 20% of the amounts contributed by participants; however, the total number of shares purchased with the Company’s matching contributions after October 15, 2003 may not exceed 200,000. As of September 30, 2013, 539,694 shares had been purchased with the Company’s matching funds of which 127,672 were purchased after October 15, 2003.

(7)	Represents shares issuable pursuant to the Company’s Compensation Plan for Non-Employee Directors (the “Director Compensation Plan”), which provides for each director to be paid (in addition to other fees) an annual retainer fee payable partially in cash and partially in shares. Periodically, the Committee determines the amount of the retainer fee and the allocation of the fee between cash and shares. The maximum number of Shares available for issuance under the Director Compensation Plan is 400,000 shares; as of September 30, 2013, 255,642 shares had been issued and 17,400 had been elected by one director to be issued on a deferred basis. The stock portion of the retainer fee is distributable in quarterly installments. Directors may elect to defer receipt of all of their cash compensation and/or all of the stock portion of the retainer fee. The deferred amounts are credited to the director’s deferred compensation account in stock equivalents. Deferred amounts are distributed in shares or cash at such future dates as specified by the director unless distribution is accelerated in certain circumstances, including a change in control of the Company. The stock portion which has been deferred may only be distributed in shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding transactions with related parties and the independence of the Company’s directors, nominees for directors and members of the committees of the board of directors is hereby incorporated by reference to the sections captioned “Board of Directors” and “Committees” in the 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information regarding the Company’s independent registered public accounting firm, its fees and services, and the Company’s Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services, is hereby incorporated by reference to the section captioned “Audit-Related Matters” in the 2013 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements. The Consolidated Financial Statements of the Company , and the Report of Independent Registered Public Accounting Firm thereon of KPMG LLP, are incorporated herein by reference to those sections of the 2013 Annual Report.

(2)	Financial Statement Schedules. Omitted because either they are not applicable or the required information is included in the financial statements or notes.

(3)	Exhibits. The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document location indicated:

Exhibit No.		Description	Document Location

3.1(a)		Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)		Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)		Articles of Merger, effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.2		Bylaws	Filed herewith (Note: The Bylaws filed herewith are restated without substantive change from those previously filed)

4.1		Specimen revised Common Stock Certificate	Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2010

4.2		Credit Agreement dated as of May 14, 2012 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, PNC Bank, National Association as Syndication Agent, and SunTrust Bank, Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Documentation Agents.	Exhibit 4.1 to the Company’s Form 8-K filed May 18, 2012

10.1		Form of Indemnification Agreement with each of ESCO’s non-employee directors	Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2012

10.2(a)	*	First Amendment to the ESCO Electronics Corporation Supplemental Executive Retirement Plan, effective August 2, 1993 (comprising restatement of entire Plan)	Exhibit 10.2(a) to the Company’s Form 10-K for the fiscal year ended September 30, 2012

10.2(b)	*	Second Amendment to Supplemental Executive Retirement Plan, effective May 1, 2001	Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended September 30, 2001

10.2(c)	*	Form of Supplemental Executive Retirement Plan Agreement	Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended September 30, 2002

10.3(a)	*	Directors’ Extended Compensation Plan, adopted effective October 11, 1993	Exhibit 10.3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 2012

10.3(b)	*	First Amendment to Directors’ Extended Compensation Plan effective January 1, 2000	Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended September 30, 2000

10.3(c)	*	Second Amendment to Directors’ Extended Compensation Plan, effective April 1, 2001	Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended September 30, 2001

10.3(d)	*	Third Amendment to Directors’ Extended Compensation Plan, effective October 3, 2007	Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.3(e)	*	Fourth Amendment to Directors’ Extended Compensation Plan, effective August 7, 2013	Filed herewith

10.4(a)	*	Compensation Plan For Non-Employee Directors, as amended and restated effective November 9, 2005	Exhibit 10.4(a) to the Company’s Form 10-K for the fiscal year ended September 30, 2012

10.4(b)	*	Amendment to Compensation Plan for Non-Employee Directors effective October 3, 2007	Exhibit 10.50 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.4(c)	*	Board Actions Regarding Compensation for Non-Employee Directors, effective January 1, 2012	Exhibit 10.66 to the Company’s Form 10-K for the fiscal year ended September 30, 2011

Exhibit No.		Description	Document Location

10.4(e)	*	Executive Committee Action Regarding Death Benefit for Director J. M. McConnell, June 2013	Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2013

10.5(a)	*	2001 Stock Incentive Plan	Exhibit B to the Company’s Schedule 14A Proxy Statement filed December 11, 2000

10.5(b)	*	Form of Incentive Stock Option Agreement under 2001 Stock Incentive Plan	Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended September 30, 2002

10.5(c)	*	Form of Non-Qualified Stock Option Agreement under 2001 Stock Incentive Plan	Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended September 30, 2002

10.5(d)	*	Amendment to 2001 Stock Incentive Plan, effective August 7, 2003	Exhibit 10.29 to the Company’s Form 10-K for the fiscal year ended September 30, 2003

10.5(e)	*	Form of Incentive Stock Option Agreement under 2001 Stock Incentive Plan	Exhibit 10.8 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004

10.5(f)	*	Form of Non-Qualified Stock Option Agreement under 2001 Stock Incentive Plan	Exhibit 10.9 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004

10.5(g)	*	Second Amendment to 2001 Stock Incentive Plan, effective August 3, 2006	Exhibit 10.39 to the Company’s Form 10-K for the fiscal year ended September 30, 2006

10.5(h)	*	Third Amendment to 2001 Stock Incentive Plan, effective October 3, 2007	Exhibit 10.45 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.5(i)	*	Fourth Amendment to 2001 Stock Incentive Plan, effective October 1, 2007	Appendix B to the Company’s Schedule 14A Proxy Statement filed December 20, 2007

10.5(j)	*	Form of Notice of Award (2009) – Performance Accelerated Restricted Stock under 2001 Stock Incentive Plan	Exhibit 10.51 to the Company’s Form 10-K for the fiscal year ended September 30, 2008

10.5(k)	*	Board Committee Resolutions Regarding Interpretation of 2001 Stock Incentive Plan, adopted February 4, 2010	Exhibit 10.1 to the Company’s Form 8-K dated February 10, 2010

10.5(l)	*	Fifth Amendment to 2001 Stock Incentive Plan, effective February 4, 2010	Exhibit 10.3 to the Company’s Form 8-K filed February 10, 2010

10.5(m)	*	Sixth Amendment to 2001 Stock Incentive Plan, effective February 4, 2010	Exhibit 10.5 to the Company’s Form 8-K filed February 10, 2010

10.5(n)	*	Form of Notice of Award –Performance-Accelerated Restricted Stock under 2001 Stock Incentive Plan	Exhibit 10.7 to the Company’s Form 8-K filed February 10, 2010

10.5(o)	*	Form of Exhibits (“Non-Compete,” “Compensation Recovery Policy” and “Clawback”) to Incentive Stock Option Agreements and Non-Qualified Stock Option Agreements under 2001 Stock Incentive Plan	Exhibit 10.8 to the Company’s Form 8-K filed February 10, 2010

10.6(a)	*	2004 Incentive Compensation Plan	Appendix B to the Company’s Schedule 14A Proxy Statement filed December 29, 2003

10.6(b)	*	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan	Exhibit 10.6 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004

Exhibit No.		Description	Document Location

10.6(c)	*	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan	Exhibit 10.7 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004

10.6(d)	*	First Amendment to 2004 Incentive Compensation Plan, effective August 3, 2006	Exhibit 10.40 to the Company’s Form 10-K for the fiscal year ended September 30, 2006

10.6(e)	*	Forms of Exhibits (“Non-Compete” and “Change of Control”) to Option Agreements in Exhibits 10.8(b) and 10.8(c) above	Exhibit 10.42 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.6(f)	*	Second Amendment to 2004 Incentive Compensation Plan, effective October 3, 2007	Exhibit 10.44 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.6(g)	*	Third Amendment to 2004 Incentive Compensation Plan, effective October 1, 2007	Appendix A to the Company’s Schedule 14A Proxy Statement filed December 20, 2007

10.6(h)	*	Board Committee Resolutions Regarding Interpretation of 2004 Incentive Compensation Plan, adopted February 4, 2010	Exhibit 10.1 to the Company’s Form 8-K dated February 10, 2010

10.6(i)	*	Fourth Amendment to 2004 Incentive Compensation Plan, effective February 4, 2010	Exhibit 10.4 to the Company’s Form 8-K filed February 10, 2010

10.6(j)	*	Form of Exhibits (“Non-Compete,” “Compensation Recovery Policy” and “Clawback”) to Incentive Stock Option Agreements and Non-Qualified Stock Option Agreements under 2004 Incentive Compensation Plan	Exhibit 10.8 to the Company’s Form 8-K filed February 10, 2010

10.6(k)	*	Form of Notice of Award—Performance– Accelerated Restricted Stock under 2004 Incentive Compensation Plan	Exhibit 10 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2010

10.7(a)	*	2013 Incentive Compensation Plan	Appendix A to the Company’s Schedule 14A Proxy Statement filed December 19, 2012

10.7(b)	*	Form of Notice of Award – Performance-Accelerated Restricted Stock (2013 Incentive Compensation Plan)	Filed herewith

10.8(a)	*	Sixth Amendment and Restatement of Employee Stock Purchase Plan effective as of October 15, 2003	Appendix C to the Company’s Schedule 14A Proxy Statement filed December 29, 2003

10.8(b)	*	Seventh Amendment to Employee Stock Purchase Plan effective as of February 6, 2013	Filed herewith

10.9	*	Performance Compensation Plan for Corporate, Subsidiary and Division Officers and Key Managers, adopted August 2, 1993, as amended and restated through August 8, 2012	Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended September 30, 2012

10.10	*	Incentive Compensation Plan for Executive Officers, adopted November 9, 2005, as amended and restated through August 8, 2012	Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended September 30, 2012

Exhibit No.		Description	Document Location

10.11	*	Compensation Recovery Policy, adopted effective February 4, 2010	Exhibit 10.6 to the Company’s Form 8-K filed February 10, 2010

10.12(a)	*	Severance Plan adopted as of August 10, 1995, as Amended and Restated February 5, 2002	Exhibit 10 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2002

10.12(b)	*	Second Amendment to Severance Plan, effective October 3, 2007	Exhibit 10.48 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.13(a)	*	Employment Agreement with V.L. Richey, Jr., effective November 3, 1999	Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999 (Agreement with V.L. Richey, Jr. is substantially identical to the referenced Exhibit and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.13(b)	*	Second Amendment to Employment Agreement with V.L. Richey, Jr., effective May 5, 2004	Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004

10.13(c)	*	Third Amendment to Employment Agreement with V.L. Richey, Jr., effective December 31, 2007	Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2008

10.14(a)	*	Employment Agreement with G.E. Muenster, effective November 3, 1999	Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999 (Agreement with G.E. Muenster is substantially identical to the referenced Exhibit except that it provides a minimum base salary of $108,000, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.14(b)	*	Second Amendment to Employment Agreement with G.E. Muenster, effective May 5, 2004	Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004

10.14(c)	*	Third Amendment to Employment Agreement with G.E. Muenster, effective December 31, 2007	Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2008 (Third Amendment with G.E. Muenster is substantially identical to the referenced Exhibit except that (i) the termination amounts payable under Paragraph 9.a(1) are equal to base salary for 12 months and (ii) under Paragraph 9.a(1)(B), such termination amounts may be paid in biweekly installments equal to 1/26th of such amounts, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.14(d)	*	Fourth Amendment to Employment Agreement with G.E. Muenster, effective February 6, 2008	Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2008

Exhibit No.		Description	Document Location

10.15(a)	*	Employment Agreement with A.S. Barclay, effective November 3, 1999	Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999 (Agreement with A.S. Barclay is substantially identical to the referenced Exhibit except that it provides a minimum base salary of $94,000, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.15(b)	*	Second Amendment to Employment Agreement with A.S. Barclay, effective May 5, 2004	Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004 (Second Amendment with A.S. Barclay is substantially identical to the referenced Exhibit, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.15(c)	*	Third Amendment to Employment Agreement with A.S. Barclay, effective December 31, 2007	Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2008 (Note: Third Amendment with A.S. Barclay is substantially identical to the referenced Exhibit except that (i) the termination amounts payable under Paragraph 9.a(1) are equal to base salary for 12 months and (ii) under Paragraph 9.a(1)(B), such termination amounts may be paid in biweekly installments equal to 1/26th of such amounts, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.15(d)	*	Fourth Amendment to Employment Agreement with A.S. Barclay, effective July 29, 2010	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2010

13

The following sections of the Company’s Annual Report to Stockholders for the year ended September 30, 2013:

• Management’s Discussion and Analysis (pp. 12-22)

• Consolidated Financial Statements and the Notes thereto (pp. 23-44)

• Management’s Report on Internal Control over Financial Reporting (p. 46)

• Report of Independent Registered Public Accounting Firm (p. 47)

• Five-year Financial Summary (p. 48)

• Common Stock Market Price (p. 48)

• Shareholders’ Summary – Capital Stock Information (p. 50)

Filed herewith

21		Subsidiaries of the Company	Filed herewith

23		Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1		Certification of Chief Executive Officer	Filed herewith

31.2		Certification of Chief Financial Officer	Filed herewith

Exhibit No.		Description	Document Location

32		Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	**	XBRL Instance Document	Submitted herewith

101.SCH	**	XBRL Schema Document	Submitted herewith

101.CAL	**	XBRL Calculation Linkbase Document	Submitted herewith

101.LAB	**	XBRL Label Linkbase Document	Submitted herewith

101.PRE	**	XBRL Presentation Linkbase Document	Submitted herewith

101.DEF	**	XBRL Definition Linkbase Document	Submitted herewith

*	Indicates a management contract or compensatory plan or arrangement.

**	Exhibit 101 to this report consists of documents formatted in XBRL (Extensible Business Reporting Language).

(b)	Exhibits: Reference is made to the list of exhibits in this Part IV, Item 15(a)(3) above, and to the Exhibits following the signature page.

(c)	Financial Statement Schedules: Reference is made to Part IV, Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCO TECHNOLOGIES INC.

By:	/s/ V.L. Richey, Jr.
V.L. Richey, Jr.
President and Chief Executive Officer

Date: November 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ V.L. Richey, Jr.	Chairman, President, Chief Executive	November 27, 2013
V.L. Richey, Jr.	Officer and Director

/s/ G.E. Muenster	Executive Vice President, Chief Financial	November 27, 2013
G.E. Muenster	Officer (Principal Accounting Officer) and Director

/s/ L.W. Solley	Director	November 27, 2013
L.W. Solley

/s/ J.M. Stolze	Director	November 27, 2013
J.M. Stolze

/s/ D.C. Trauscht	Director	November 27, 2013
D.C. Trauscht

/s/ J.D. Woods	Director	November 27, 2013
J.D. Woods

EXHIBITS

The following exhibits are submitted with and attached to this Form 10-K; exhibit numbers correspond to the exhibit table in Item 601 of Regulation S-K. For a complete list of exhibits including those incorporated by reference, see Item 15(a)(3) of this Form 10-K, above.

Exhibit No.	Exhibit

3.2	Bylaws

10.3(e)	Fourth Amendment to Directors’ Extended Compensation Plan, effective August 7, 2013

10.7(b)	Form of Notice of Award – Performance-Accelerated Restricted Stock (2013 Incentive Compensation Plan)

10.8(b)	Seventh Amendment to Employee Stock Purchase Plan effective as of February 6, 2013

13

The following sections of the Company’s Annual Report to Stockholders for the year ended September 30, 2013:

▪ Management’s Discussion and Analysis (pp. 12-22)

▪ Consolidated Financial Statements and the Notes thereto (pp. 23-44)

▪ Management’s Report on Internal Control over Financial Reporting (p. 46)

▪ Report of Independent Registered Public Accounting Firm (p. 47)

▪ Five-year Financial Summary (p. 48)

▪ Common Stock Market Price (p. 48)

▪ Shareholders’ Summary--Capital Stock Information (p. 50)

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

