Form 10-Q
period 2013-12-31
ESCO TECHNOLOGIES INC
filed 2014-02-07
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2014
Common stock, $.01 par value per share	26,493,939 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended December 31,
	2013	2012

Net sales	$124,450	110,518
Costs and expenses:
Cost of sales	74,281	66,757
Selling, general and administrative expenses	33,872	33,677
Amortization of intangible assets	1,686	1,535
Interest expense, net	692	585
Other expenses (income), net	179	(56)
Total costs and expenses	110,710	102,498

Earnings before income taxes	13,740	8,020
Income tax expense	4,908	2,677
Net earnings from continuing operations	8,832	5,343

Earnings (loss) from discontinued operations, net of tax expense (benefit) of $1,306 and $(2,626), respectively	2,357	(5,097)

Net earnings	$11,189	246

Earnings (loss) per share:
Basic - Continuing operations	$0.33	0.20
- Discontinued operations	0.09	(0.19)
- Net earnings	$0.42	0.01

Diluted - Continuing operations	$0.33	0.20
- Discontinued operations	0.09	(0.19)
- Net earnings	$0.42	0.01

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,
	2013	2012

Net earnings	$11,189	246
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	574	975
Amortization of prior service costs and actuarial losses	-	(109)
Total other comprehensive income (loss), net of tax	574	866
Comprehensive income (loss)	$11,763	1,112

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	December 31, 2013	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$34,367	42,850
Accounts receivable, net	88,480	91,980
Costs and estimated earnings on long-term contracts, less progress billings of $23,723 and $30,887, respectively	16,577	20,717
Inventories	93,805	90,228
Current portion of deferred tax assets	23,684	23,349
Other current assets	7,344	15,930
Assets held for sale - current	119,547	108,867
Total current assets	383,804	393,921

Property, plant and equipment, net of accumulated depreciation of $66,542 and $64,332, respectively	75,265	75,536
Intangible assets, net of accumulated amortization of $35,638 and $33,952, respectively	180,543	180,217
Goodwill	283,399	282,949
Other assets	9,118	9,469
Assets held for sale - other	151,711	150,236
Total assets	$1,083,840	1,092,328

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$50,507	50,000
Accounts payable	25,155	38,537
Advance payments on long-term contracts, less costs incurred of $39,349 and $23,853, respectively	17,902	17,543
Accrued salaries	16,593	21,730
Current portion of deferred revenue	16,233	17,508
Accrued other expenses	19,089	21,453
Liabilities held for sale - current	61,577	63,585
Total current liabilities	207,056	230,356
Pension obligations	18,848	19,089
Deferred tax liabilities	101,533	99,795
Other liabilities	3,271	3,348
Long-term debt	127,000	122,000
Liabilities held for sale - other	14,961	16,026
Total liabilities	472,669	490,614
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,194,146 and 30,147,504 shares, respectively	302	301
Additional paid-in capital	284,324	284,565
Retained earnings	416,576	407,512
Accumulated other comprehensive loss, net of tax	(16,082)	(16,656)
	685,120	675,722
Less treasury stock, at cost: 3,703,807 and 3,707,407 common shares, respectively	(73,949)	(74,008)
Total shareholders' equity	611,171	601,714
Total liabilities and shareholders’ equity	$1,083,840	1,092,328

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$11,189	246
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Net loss (earnings) from discontinued operations, net of tax	(2,357)	5,097
Depreciation and amortization	4,040	3,635
Stock compensation expense	1,249	1,076
Changes in current assets and liabilities	(7,954)	(16,307)
Effect of deferred taxes	1,403	1,798
Change in deferred revenue and costs, net	(1,196)	(2,327)
Pension contributions	(500)	(730)
Other	(1,562)	883
Net cash provided (used) by operating activities – continuing operations	4,312	(6,629)
Net cash (used) provided by operating activities - discontinued operations	(10,997)	8,282
Net cash (used) provided by operating activities	(6,685)	1,653

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	-	(3,247)
Additions to capitalized software	(1,826)	(2,075)
Capital expenditures	(2,135)	(4,061)
Net cash used by investing activities – continuing operations	(3,961)	(9,383)
Net cash used by investing activities – discontinued operations	(1,794)	(28,229)
Net cash used by investing activities	(5,755)	(37,612)

Cash flows from financing activities:
Proceeds from long-term debt	20,507	53,630
Principal payments on long-term debt	(15,000)	(4,000)
Dividends paid	(2,124)	(2,132)
Purchases of common stock into treasury	-	(9,703)
Proceeds from exercise of stock options	-	549
Other	-	(86)
Net cash provided by financing activities	3,383	38,258
Effect of exchange rate changes on cash and cash equivalents	574	975
Net increase (decrease) in cash and cash equivalents	(8,483)	3,274
Cash and cash equivalents, beginning of period	42,850	30,215
Cash and cash equivalents, end of period	$34,367	33,489

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  Certain 2013 amounts have been reclassified to conform with the 2014 presentation.

The Company’s business is typically not impacted by seasonality; however, the results for the three-month periods ended December 31, 2013 are not necessarily indicative of the results for the entire 2014 fiscal year.  References to the first quarters of 2014 and 2013 represent the fiscal quarters ended December 31, 2013 and 2012, respectively.

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

During the third quarter of 2013, the Company’s Board of Directors approved the initiation of a process to sell that portion of the Company’s Utility Solutions business segment represented by its subsidiary Aclara Technologies LLC (Aclara). Aclara is a supplier of special purpose fixed-network communications systems for electric, gas and water utilities, including hardware and software to support advanced metering applications. Aclara’s assets and liabilities constitute a disposal group to be classified as held for sale and Aclara constitutes a component of the Company with operations and cash flows that are clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity.  The results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations.  Accordingly, Aclara is reflected as discontinued operations and/or assets/liabilities held for sale in the financial statements and related notes for all periods presented.

Aclara’s pretax earnings (loss) recorded in discontinued operations was $3.7 million and $(7.7) million for the three-month periods ended December 31, 2013 and 2012, respectively.  Aclara’s net sales were $51.9 million and $34.7 million for the three-month periods ended December 31, 2013 and 2012, respectively.  Aclara’s operations were included within the Company's USG segment prior to the classification as discontinued operations.

The major classes of Aclara assets and liabilities held for sale included in the Consolidated  Balance Sheets at  December 31, 2013 and September 30, 2013 are  shown  below (in millions).

	December 31,
	2013	September 30, 2013
Assets:
Accounts receivable, net	$62.3	55.5
Inventories	33.3	34.9
Other current assets	23.9	18.5
Current assets	119.5	108.9
Net property, plant & equipment	15.2	14.5
Intangible assets, net	67.1	66.0
Goodwill	57.9	57.9
Other assets	11.6	11.8
Total assets	$271.3	259.1
Liabilities:
Accounts payable	$17.1	22.2
Accrued expenses and other current liabilities	44.5	41.4
Current liabilities	61.6	63.6
Other liabilities	14.9	16.0
Total liabilities	$76.5	79.6

3.	EARNINGS PER SHARE (EPS)

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

	Three Months Ended
	December 31,
	2013	2012

Weighted Average Shares Outstanding - Basic	26,483	26,495
Dilutive Options and Restricted Shares	255	185

Adjusted Shares - Diluted	26,738	26,680

Options to purchase 5,683 shares of common stock at prices of $37.54 were outstanding during the three-month periods ended December 31, 2013, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 99,709 shares of common stock at prices ranging from $36.70 - $37.98 were outstanding during the three-month periods ended December 31, 2012, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire at various periods through 2014.  Approximately 233,000 and 244,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended December 31, 2013 and 2012, respectively, based upon the application of the treasury stock method.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Stock Option Plans
The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of the Company’s stock calculated over the expected term of the option.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.  The expected dividend yield is based on historical dividend rates.  There were no stock option grants during the first quarter of fiscal 2014.  Pretax compensation expense related to stock option awards was less than $0.1 million for the three-month periods ended December 31, 2013 and 2012, respectively.

Information regarding stock options awarded under the option plans is as follows:

	Shares	Weighted Average Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life

Outstanding at October 1, 2013	67,350	$37.39
Granted	–	$–
Exercised	–	$–
Cancelled / Expired	(65,350)	$37.54
Outstanding at December 31, 2013	2,000	$32.55	$0.0	..08

Exercisable at December 31, 2013	2,000	$32.55	$0.0

Performance-Accelerated Restricted Share Awards
Pretax compensation expense related to the restricted share awards was $1.1 million and $0.9 million for the three-month periods ended December 31, 2013 and 2012, respectively.  There were 534,649 non-vested shares outstanding as of December 31, 2013.

Non-Employee Directors Plan
Pretax compensation expense related to the non-employee director grants was $0.1 million and $0.2 million for the three-month periods ended December 31, 2013 and 2012, respectively.

The total share-based compensation cost that has been recognized in results of continuing operations and included within selling, general and administrative expenses (SG&A) was $1.2 million and $1.1 million for the three-month periods ended December 31, 2013 and 2012, respectively.  The total income tax benefit recognized in results of operations for share-based compensation arrangements was zero and $0.1 million for the three-month periods ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, there was $8.0 million of total unrecognized compensation cost related to share-based compensation arrangements.  That cost is expected to be recognized over a remaining weighted-average period of 1.6 years.

5.     INVENTORIES

Inventories from continuing operations consist of the following:

	December 31,	September 30,
(In thousands)	2013	2013

Finished goods	$17,979	20,925
Work in process, including long-term contracts	36,859	30,884
Raw materials	38,967	38,419
Total inventories	$93,805	90,228

6.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company has three reporting segments: Filtration/Fluid Flow (Filtration), RF Shielding and Test (Test), and Utility Solutions Group (USG).  The Filtration segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair) and Thermoform Engineered Quality LLC (TEQ).  The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned and unmanned aircraft.  Test segment operations consist of ETS-Lindgren Inc. (ETS-Lindgren).  ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy.
The USG segment’s operations consist of Doble Engineering Company (Doble). Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment.  Prior to the third quarter of fiscal 2013, USG also included Aclara Technologies LLC.  See Note 2.

Management evaluates and measures the performance of its operating segments based on “Net Sales” and “EBIT”, which are detailed in the table below.  EBIT is defined as earnings from continuing operations before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.

(In thousands)	Three Months Ended
	December 31,
	2013	2012
NET SALES
Filtration	$55,478	46,352
Test	39,477	36,295
USG	29,495	27,871
Consolidated totals	$124,450	110,518

EBIT
Filtration	$9,484	8,801
Test	3,575	519
USG	7,647	5,454
Corporate (loss)	(6,274)	(6,169)
Consolidated EBIT	14,432	8,605
Less: Interest expense	(692)	(585)
Earnings before income taxes	$13,740	8,020

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

7.     DEBT

The Company’s debt is summarized as follows:
(In thousands)	December 31, 2013	September 30, 2013
Total borrowings	$177,507	172,000
Short-term borrowings and current portion of long-term debt	(50,507)	(50,000)
Total long-term debt, less current portion	$127,000	122,000

On May 14, 2012, the Company entered into a $450 million five-year revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, N.A., as syndication agent, and eight other participating lenders (the “Credit Facility).  Through a credit facility expansion option, the Company may elect to increase the size of the credit facility by entering into incremental term loans, in any agreed currency, at a minimum of $25 million each up to a maximum of $250 million aggregate.

At December 31, 2013, the Company had approximately $264 million available to borrow under the credit facility, and a $250 million increase option, in addition to $34.4 million cash on hand.  At December 31, 2013, the Company had $186 million of outstanding borrowings under the credit facility including outstanding letters of credit of $9.0 million. The Company also had $0.5 million of short-term borrowings outstanding at December 31, 2013 under a separate foreign borrowing.  The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 17.5 to 35.0 basis points per year on the unused portion.  The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election.  The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity.  The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio.  At December 31, 2013, the Company was in compliance with all debt covenants.

8.     INCOME TAX EXPENSE

The first quarter 2014 effective income tax rate from continuing operations was 35.7% compared to 33.4% in the first quarter of 2013.  The income tax expense in the first quarter of 2014 was unfavorably impacted by a 0.8% decrease in foreign tax rate benefit.  The income tax expense in the first quarter of 2013 was favorably impacted by 0.9% from the release of accruals related to uncertain tax positions as a result of a lapse of the applicable statute of limitations.  There was no lapse of statute in the first quarter of 2014.  The Company estimates the fiscal 2014 effective tax rate from continuing operations will be approximately 35%.

During the three-month period ended December 31, 2013, there was no material change in the unrecognized tax benefits.  The Company anticipates a $1.1 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

9.     RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three-month periods ended December 31, 2013 and 2012 is shown in the following table.  Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended December 31,
(In thousands)	2013	2012
Defined benefit plans
Interest cost	$1,002	915
Expected return on assets	(1,104)	(1,075)
Amortization of:
Prior service cost	3	3
Actuarial loss	413	492
Net periodic benefit cost	$314	335

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following discussion refers to the Company’s results from continuing operations, except where noted.  In the third quarter of 2013, the Company’s Board of Directors approved the initiation of a process to sell that portion of the Utility Solutions Group (USG) segment consisting of Aclara Technologies LLC (Aclara).  The Company is still in the midst of the sale process and remains confident it will complete this divestiture.  The Company can give no assurances as to whether the transaction will be successfully consummated, if at all, the price or other terms of the transaction, or as to when the transaction may occur.  See Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended September 30, 2013.

Aclara is reflected as discontinued operations and/or assets held for sale in the financial statements and related notes for all periods shown.  Aclara’s pretax earnings (loss) recorded in discontinued operations was $3.7 million and $(7.7) million for the three-month periods ended December 31, 2013 and 2012, respectively.  Aclara’s net sales were $51.9 million and $34.7 million for the three-month periods ended December 31, 2013 and 2012, respectively.  Aclara’s operations were included within the Company's USG segment prior to the classification as discontinued operations.  The increase in Aclara sales volumes in the first quarter of 2014 as compared to the prior year first quarter was mainly due to higher AMI product deliveries to SoCalGas.    The increase in Aclara’s pretax income in the first quarter of 2014 as compared to the prior year first quarter was primarily due to higher sales volumes.  References to the first quarters of 2014 and 2013 represent the fiscal quarters ended December 31, 2013 and 2012, respectively.

OVERVIEW
In the first quarter of 2014, sales, net earnings and diluted earnings per share from continuing operations were $124.4 million, $11.2 million, and $0.33 per share, respectively, compared to $110.5 million, $0.2 million and $0.20 per share in the first quarter of 2013.  The Company’s results reflect higher sales and margins relating to project timing and product mix.  Net earnings also reflect certain previously announced restructuring charges intended to improve future operating profit and includes the results of discontinued operations from Aclara.  Refer to the “Outlook” section below.

NET SALES
Net sales increased $13.9 million, or 12.6% to $124.4 million in the first quarter of 2014 from $110.5 million for the first quarter of 2013.  The increase in net sales in the first quarter of 2014 as compared to the prior year first quarter was due to a $9.1 million increase in the Filtration segment; a $3.2 million increase in the Test segment; and a $1.6 million increase in the USG segment.

-Filtration
For the first quarter of 2014, net sales of $55.5 million were $9.1 million, or 19.7%, higher than the $46.4 million of net sales recorded in the first quarter of 2013.  The sales increase during the first quarter of 2014 as compared to the prior year first quarter was mainly due to: a $5.8 million increase in net sales at VACCO due to higher shipments of its Space products; a $2.9 million increase in net sales at Crissair mainly due to the Canyon acquisition and higher aerospace product shipments; and a $0.5 million increase in net sales at PTI driven by higher shipments of aerospace elements.

-Test
For the first quarter of 2014, net sales of $39.5 million were $3.2 million, or 8.8%, higher than the $36.3 million of net sales recorded in the first quarter of 2013.  The sales increase for the first quarter of 2014 as compared to the prior year first quarter was mainly due to:  a $7.5 million increase in net sales from the segment’s U.S. operations due to an increase in projects in the EMP (electro-magnetic pulse) and industrial shielding markets; partially offset by a $2.8 million decrease in net sales from the segment’s Asian operations; and a $1.5 million decrease in net sales from the segment’s European operations both due to timing of projects.

-Utility Solutions Group (USG)
Net sales increased $1.6 million, or 5.8%, to $29.5 million for the first quarter of 2014 from $27.9 million for the first quarter of 2013.  The sales increase in the first quarter of 2014 as compared to the prior year first quarter was mainly due to higher service revenue and product shipments at Doble.

ORDERS AND BACKLOG
Backlog from continuing operations was $261.2 million at December 31, 2013 compared with $272.1 million at September 30, 2013.  The Company received new orders totaling $113.5 million in the first quarter of 2014 compared to $128.9 million in the prior year first quarter.  New orders of $54.2 million were received in the first quarter of 2014 related to Filtration products, $31.0 million related to Test products, and $28.3 million related to USG products.   New orders of $57.2 million were received in the first quarter of 2013 related to Filtration products, $42.8 million related to Test products, and $28.9 million related to USG products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the first quarter of 2014 were $33.9 million (27.2% of net sales), compared with $33.7 million (30.5% of net sales) for the prior year first quarter. The increase in SG&A in the first quarter of 2014 as compared to the respective prior period was mainly due to the acquisition of Canyon Engineering which incurred approximately $0.6 million of SG&A expenses in the first quarter of 2014.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets was $1.7 million and $1.5 million for the first quarter of 2014 and 2013, respectively.  Amortization of intangible assets for the first quarter of 2014 and 2013 included $0.9 million, and $0.9 million, respectively, of amortization of acquired intangible assets related to recent acquisitions.  The amortization of these acquired intangible assets is included in Corporate’s operating results; see “EBIT – Corporate”.  The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses).

OTHER EXPENSES (INCOME), NET
Other expenses, net, were $0.2 million compared to other income, net, of $0.1 million for the first quarters of 2014 and 2013, respectively.  The principal component in other expenses (income), net, in the first quarter of 2014 included: $0.2 million of restructuring costs related to the Filtration segment facility consolidation.  The principal components in other expenses (income), net, in the first quarter of 2013 included: $1.0 million of restructuring costs within the Test segment as a result of the decision to close the Glendale Heights, Illinois facility; and a $0.8 million gain on the sale of machinery and equipment within the Filtration segment.

EBIT
The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure.  Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above.  EBIT from continuing operations was $14.4 million (11.6% of net sales) for the first quarter of 2014 and $8.6 million (7.8% of net sales) for the first quarter of 2013.

The following table presents a reconciliation of EBIT to net earnings from continuing operations.

	Three Months Ended
(In thousands)	December 31,
	2013	2012
Consolidated EBIT	14,432	8,605
Less: Interest expense, net	(692)	(585)
Less: Income tax expense	(4,908)	(2,677)
Net earnings from continuing operations	$8,832	5,343

-Filtration
EBIT in the first quarter of 2014 was $9.5 million (17.1% of net sales) compared to $8.8 million (19.0% of net sales) in the prior year first quarter.  The $0.7 million increase was driven by the higher sales volumes primarily at VACCO, but also across the entire Filtration segment mentioned above.   The Company recorded $0.2 million of restructuring charges related to the Crissair facility consolidation in the first quarter of 2014.

-Test
EBIT in the first quarter of 2014 was $3.6 million (9.1% of net sales) as compared to $0.5 million (1.4% of net sales) in the prior year first quarter.  The increase of $3.1 million was mainly due to the savings being realized from the domestic facility consolidation. The Company incurred $1.0 million of restructuring costs in the first quarter of 2013 consisting mainly of a facility lease termination charge and severance expenses.

-Utility Solutions Group
EBIT in the first quarter of 2014 was $7.6 million (25.9% of net sales) compared to $5.5 million (19.6% of net sales) in the prior year first quarter.  The increase was primarily due to an increase in sales volumes and a change in product mix (higher domestic sales which carry higher margins than international sales).

-Corporate
Corporate costs included in EBIT were $6.3 million for the first quarter of 2014 compared to $6.2 million for the prior year first quarter.  There were no significant fluctuations between the periods.

INTEREST EXPENSE, NET
Interest expense was $0.7 million for the first quarter of 2014 compared to $0.6 million for the prior year first quarter.  There were no significant fluctuations between the periods.

INCOME TAX EXPENSE
The first quarter 2014 effective income tax rate from continuing operations was 35.7% compared to 33.4% in the first quarter of 2013.  The income tax expense in the first quarter of 2014 was unfavorably impacted by a 0.8% decrease in foreign tax rate benefit.  The income tax expense in the first quarter of 2013 was favorably impacted by 0.9% from the release of accruals related to uncertain tax positions as a result of a lapse of the applicable statute of limitations.  There was no lapse of statute of limitations in the first quarter of 2014.  The Company estimates the fiscal 2014 effective tax rate from continuing operations will be approximately 35%.

During the three-month period ended December 31, 2013, there was no material change in the unrecognized tax benefits.  The Company anticipates a $1.1 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

The Company’s foreign subsidiaries have accumulated unremitted earnings of $32.8 million and cash of $28.8 million at December 31, 2013.  No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely.  In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $6.0 million would be due, which would correspondingly reduce the Company’s net earnings.  No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

CAPITAL RESOURCES AND LIQUIDITY
The Company’s overall financial position and liquidity remains strong.  Working capital (current assets less current liabilities) increased to $176.7 million at December 31, 2013 from $163.6 million at September 30, 2013. Accounts receivable decreased by $3.5 million in the first quarter of 2014, primarily due to a $3.7 million decrease in the Test segment due to timing of collections.  Inventories increased $3.6 million in the first quarter of 2014 mainly due to a $2.9 million increase in the Test segment’s work-in-process inventory to support near term demand.  Other current assets decreased $8.6 million in the first quarter of 2014, mainly due to an $8.0 million decrease in an income tax receivable. Accounts payable decreased $13.4 million in the first quarter of 2014 due to timing of payments.

Net cash provided (used) by operating activities from continuing operations was $4.3 million and $(6.6) million for the first quarters of 2014 and 2013, respectively.  The increase in the first quarter of 2014 is mainly due to higher net earnings recorded during the period.

Capital expenditures from continuing operations were $2.1 million and $4.1 million in the first quarters of 2014 and 2013, respectively. The decrease in the first quarter of 2014 is mainly due to the first quarter 2013 purchase of the ETS-Lindgren facility in Minocqua, Wisconsin for approximately $1.2 million.  In addition, the Company incurred expenditures for capitalized software from continuing operations of $1.8 million and $2.1 million in the first quarter of 2014 and 2013, respectively.

During the first quarters of 2014 and 2013, the Company made contributions of $0.5 million and $0.7 million respectively to its defined benefit plans.

Potential Sale of Aclara
The Company anticipates that the cash proceeds of any divestiture of Aclara will be used to accelerate the Company’s repayment of existing debt, while providing additional liquidity for acquisitions around its core businesses.

Credit facility
At December 31, 2013, the Company had approximately $264 million available to borrow under the credit facility, and a $250 million increase option, in addition to $34.4 million cash on hand.  At December 31, 2013, the Company had $186 million of outstanding borrowings under the credit facility including outstanding letters of credit of $9.0 million.  Cash flow from operations and borrowings under the Company’s bank credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future.  The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Dividends
A dividend of $0.08 per share was paid on October 18, 2013 to stockholders of record as of October 4, 2013, totaling $2.1 million.  Subsequent to December 31, 2013, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on January 17, 2014 to stockholders of record as of January 3, 2014.

OUTLOOK
On November 11, 2013, the Company announced it had initiated certain restructuring activities with the Filtration segment.  The Company expects to incur approximately $2 million, or $0.05 per share, of anticipated charges to complete the exit and relocation of Crissair’s Palmdale, California operation into the Canyon Engineering facility in Valencia, California.  These costs, both cash and non-cash, primarily consist of personnel costs, lease termination charges, and move related costs.  This move is expected to be completed by September 30, 2014.

With Aclara presented as Discontinued Operations, Management expects 2014 EPS from Continuing Operations – “As Adjusted” in the range of $1.50 - $1.60 per share, which excludes restructuring charges described above, with EPS from Continuing Operations in the range of $1.45 to $1.55 per share.

CRITICAL ACCOUNTING POLICIES
Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate.  Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate.  The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

OTHER MATTERS

Contingencies
The Company is currently involved in various stages of investigation and remediation relating to environmental matters, intellectual property and general corporate matters.  Based on current information available, Management does not believe the aggregate costs involved in the resolution of these matters will have a material adverse effect on the Company’s operating results, capital expenditures or competitive position.

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10 Q regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts, projections and assumptions about the Company’s performance, the Company’s divestiture process with respect to Aclara and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws.  These include, but are not necessarily limited to, statements about: future revenue and profits; the outcome, results, benefits and timing of the Aclara divestiture process; the use of proceeds from an Aclara divestiture; 2014 EPS from Continuing Operations – “As Adjusted”; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the amount and timing of future cash flows; the outcome of current litigation, claims and charges; continued reinvestment of foreign earnings; and U.S. income tax liabilities in the event that foreign earnings were distributed; future income tax liabilities and effective tax rate; changes in the amount of unrecognized tax benefits; the recognition and timing of costs related to share-based compensation arrangements; estimates or projections made in connection with the Company’s accounting policies; the costs and timing of announced restructurings; and any other statements contained herein which are not strictly historical.  Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations.  The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and the following: the receipt of acceptable offers, the ability to negotiate acceptable terms and conditions, the availability of financing and the receipt of necessary government and customer approvals in connection with the sale of Aclara; failure of governmental entities to approve the sale of Aclara; the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future customer orders; termination for convenience of customer contracts or orders; the timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal restructuring plans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks.  All derivative instruments are reported on the balance sheet at fair value.  The derivative instruments are designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.  There were no outstanding derivative financial instruments as of December 31, 2013.  There has been no material change to the Company’s market risks since September 30, 2013.  Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for further discussion about market risk.

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

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit
Number

3.1(a)	Restated Articles of Incorporation	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1999, Exhibit 3(a) (File No. 1-10596)

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2000, Exhibit 4(e) (File No. 1-10596)

3.1(c)	Articles of Merger effective July 10, 2000	Incorporated by reference to Form 10-Q for the fiscal quarter ended June 30, 2000, Exhibit 3(c) (File No. 1-10596)

3.2	Bylaws, as amended and restated as of July 10, 2000	Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2003, Exhibit 3.2 (File No. 1-10596)

4.1	Specimen revised Common Stock Certificate	Incorporated by reference to Form 10-Q for the fiscal quarter ended March 31, 2010, Exhibit 4.1 (File No. 1-10596)

4.2
Credit Agreement dated as of May 14, 2012 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, PNC Bank, National Association as Syndication Agent, and SunTrust Bank, Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Documentation Agents.
Incorporated by reference to Current Report on Form 8-K dated May 18, 2012, Exhibit 4.1 (File No. 1-10596)

*31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended December 31, 2013

*31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended December 31, 2013

*32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended December 31, 2013

*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document

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

Dated:   February 7, 2014

