Form 10-Q
period 2014-03-31
ESCO TECHNOLOGIES INC
filed 2014-05-08
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common stock, $.01 par value per share	26,550,905 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013

Net sales	$124,762	118,039
Costs and expenses:
Cost of sales	77,436	72,888
Selling, general and administrative expenses	31,818	31,577
Amortization of intangible assets	1,679	1,500
Interest expense, net	654	636
Other expenses (income), net	(39)	901
Total costs and expenses	111,548	107,502

Earnings before income taxes	13,214	10,537
Income tax expense	3,950	5,014
Net earnings from continuing operations	9,264	5,523

Earnings (loss) from discontinued operations, net of tax expense (benefit) of $4,407 and $(3,028), respectively	7,501	(3,964)
Loss on sale of discontinued operations, net of tax benefit of $9,499	(50,442)	-
Net loss from discontinued operations	(42,941)	(3,964)

Net (loss) earnings	$(33,677)	1,559

Earnings (loss) per share:
Basic - Continuing operations	$0.35	0.21
- Discontinued operations	(1.62)	(0.15)
- Net (loss) earnings	$(1.27)	0.06

Diluted - Continuing operations	$0.35	0.21
- Discontinued operations	(1.61)	(0.15)
- Net (loss) earnings	$(1.26)	0.06

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended
	March 31,
	2014	2013

Net sales	$249,212	228,557
Costs and expenses:
Cost of sales	151,717	139,645
Selling, general and administrative expenses	65,690	65,254
Amortization of intangible assets	3,365	3,035
Interest expense, net	1,346	1,219
Other expenses (income), net	140	847
Total costs and expenses	222,258	210,000

Earnings before income taxes	26,954	18,557
Income tax expense	8,858	7,691
Net earnings from continuing operations	18,096	10,866

Earnings (loss) from discontinued operations, net of tax expense (benefit) of $5,713 and $(5,654), respectively	9,858	(9,061)
Loss on sale of discontinued operations, net of tax benefit of $9,499	(50,442)	-
Net loss from discontinued operations	(40,584)	(9,061)

Net (loss) earnings	$(22,488)	1,805

Earnings (loss) per share:
Basic - Continuing operations	$0.68	0.41
- Discontinued operations	(1.53)	(0.34)
- Net (loss) earnings	$(0.85)	0.07

Diluted - Continuing operations	$0.68	0.41
- Discontinued operations	(1.52)	(0.34)
- Net (loss) earnings	$(0.84)	0.07

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net (loss) earnings	$(33,677)	1,559	(22,488)	1,805
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	425	(1,786)	999	(811)
Amortization of prior service costs and actuarial losses	-	-	-	(109)
Total other comprehensive income (loss), net of tax	425	(1,786)	999	(920)
Comprehensive (loss) income	$(33,252)	(227)	(21,489)	885

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31,	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$36,362	42,850
Accounts receivable, net	91,668	91,980
Costs and estimated earnings on long-term contracts, less progress billings of $21,188 and $30,887, respectively	16,765	20,717
Inventories	92,481	90,228
Current portion of deferred tax assets	16,447	23,349
Other current assets	23,270	15,930
Assets held for sale - current	-	108,867
Total current assets	276,993	393,921
Property, plant and equipment, net of accumulated depreciation of $66,660 and $64,332, respectively	74,656	75,536
Intangible assets, net of accumulated amortization of $37,307 and $33,952, respectively	181,096	180,217
Goodwill	283,420	282,949
Other assets	9,211	9,469
Assets held for sale - other	-	150,236
Total assets	$825,376	1,092,328

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$40,000	50,000
Accounts payable	32,092	38,537
Advance payments on long-term contracts, less costs incurred of $35,153 and $23,853, respectively	16,650	17,543
Accrued salaries	17,887	21,730
Current portion of deferred revenue	16,910	17,508
Accrued other expenses	28,490	21,453
Liabilities held for sale - current	-	63,585
Total current liabilities	152,029	230,356
Pension obligations	18,498	19,089
Deferred tax liabilities	75,861	99,795
Other liabilities	2,662	3,348
Long-term debt	-	122,000
Liabilities held for sale - other	-	16,026
Total liabilities	249,050	490,614
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,194,146 and 30,147,504 shares, respectively	302	301
Additional paid-in capital	284,794	284,565
Retained earnings	380,779	407,512
Accumulated other comprehensive loss, net of tax	(15,658)	(16,656)
	650,217	675,722
Less treasury stock, at cost: 3,700,207 and 3,707,407 common shares, respectively	(73,891)	(74,008)
Total shareholders' equity	576,326	601,714
Total liabilities and shareholders’ equity	$825,376	1,092,328

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) earnings	$(22,488)	1,805
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Net loss from discontinued operations, net of tax	40,584	9,061
Depreciation and amortization	8,113	7,640
Stock compensation expense	2,581	2,272
Changes in current assets and liabilities	(9,394)	(35,187)
Effect of deferred taxes	1,061	3,722
Change in deferred revenue and costs, net	(677)	409
Pension contributions	(1,120)	(1,755)
Change in uncertain tax positions	(701)	243
Other	(1,241)	10
Net cash provided (used) by operating activities – continuing operations	16,718	(11,780)
Net cash (used) provided by operating activities - discontinued operations	(1,629)	13,844
Net cash provided by operating activities	15,089	2,064

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	-	(3,247)
Additions to capitalized software	(4,044)	(3,776)
Capital expenditures	(5,799)	(7,605)
Net cash used by investing activities – continuing operations	(9,843)	(14,628)
Net cash provided (used) by investing activities – discontinued operations	123,512	(31,401)
Net cash provided (used) by investing activities	113,669	(46,029)

Cash flows from financing activities:
Proceeds from long-term debt	33,000	77,698
Principal payments on long-term debt	(165,000)	(15,000)
Dividends paid	(4,245)	(4,244)
Purchases of common stock into treasury	-	(9,703)
Proceeds from exercise of stock options	-	1,739
Other	-	(49)
Net cash (used) provided by financing activities	(136,245)	50,441
Effect of exchange rate changes on cash and cash equivalents	999	(811)
Net (decrease) increase in cash and cash equivalents	(6,488)	5,665
Cash and cash equivalents, beginning of period	42,850	30,215
Cash and cash equivalents, end of period	$36,362	35,880

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

The Company’s business is typically not impacted by seasonality; however, the results for the three and six-month periods ended March 31, 2014 are not necessarily indicative of the results for the entire 2014 fiscal year. References to the second quarters of 2014 and 2013 represent the fiscal quarters ended March 31, 2014 and 2013, respectively.

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

2.	ACLARA DIVESTITURE

On March 28, 2014, the Company completed the sale of Aclara Technologies LLC (Aclara) to an affiliate of Sun Capital Partners, Inc. The divestiture generated approximately $132 million of gross cash proceeds at closing. In addition, the Company expects to receive an estimated working capital adjustment of approximately $5 million and an additional $10 million related to specific Aclara receivables retained by ESCO (in addition to approximately $10 million that was received prior to closing). These receivables are included in Other Current Assets on the Company’s Consolidated Balance Sheet as of March 31, 2014 and are expected to be collected prior to September 30, 2014. Aclara is a supplier of special purpose fixed-network communications systems for electric, gas and water utilities, including hardware and software to support advanced metering applications. Aclara is reflected as discontinued operations and/or assets/liabilities held for sale in the financial statements and related notes for all periods presented.

Aclara’s pretax earnings (loss) recorded in discontinued operations were $11.9 million and $15.6 million for the three and six-month periods ended March 31, 2014 compared to $(7.0) million and $(14.7) million for the respective prior year periods. Aclara’s net sales were $77.7 million and $129.6 million for the three and six-month periods ended March 31, 2014 compared to $48.2 million and $82.9 million for the respective prior year periods. In addition, the Company recorded a $50.4 million after-tax loss on the sale of Aclara in the second quarter of 2014. Aclara’s operations were included within the Company's USG segment prior to the classification as discontinued operations.

The major classes of Aclara assets and liabilities held for sale included in the Consolidated Balance Sheets at September 30, 2013 are shown below (in millions).

September 30, 2013
Assets:
Accounts receivable, net	$55.5
Inventories	34.9
Other current assets	18.5
Current assets	108.9
Net property, plant & equipment	14.5
Intangible assets, net	66.0
Goodwill	57.9
Other assets	11.8
Total assets	$259.1
Liabilities:
Accounts payable	$22.2
Accrued expenses and other current liabilities	41.4
Current liabilities	63.6
Other liabilities	16.0
Total liabilities	$79.6

3.	EARNINGS PER SHARE (EPS)

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Weighted Average Shares Outstanding - Basic	26,493	26,417	26,488	26,460
Dilutive Options and Restricted Shares	220	328	261	303

Adjusted Shares - Diluted	26,713	26,745	26,749	26,763

Options to purchase 124,654 shares of common stock at prices ranging from $35.69 - $45.20 were outstanding during the three-month period ended March 31, 2013, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Approximately 186,000 and 192,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended March 31, 2014 and 2013, respectively, based upon the application of the treasury stock method.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Stock Option Plans

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatility of the Company’s stock calculated over the expected term of the option. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield is based on historical dividend rates. There were no stock option grants during the first six months of fiscal 2014. Pretax compensation expense related to stock option awards was less than $0.1 million for the three and six-month periods ended March 31, 2014 and 2013, respectively.

Information regarding stock options awarded under the option plans is as follows:

	Shares	Weighted Average Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life

Outstanding at October 1, 2013	67,350	$37.39
Granted	—	$–
Exercised	—	$–
Cancelled / Expired	(65,350)	$37.54
Outstanding at March 31, 2014	2,000	$32.55	$0.0	.08

Exercisable at March 31, 2014	2,000	$32.55	$0.0

Performance-Accelerated Restricted Share Awards

Pretax compensation expense related to the restricted share awards was $1.2 million and $2.3 million for the three and six-month periods ended March 31, 2014, respectively, and $1.0 million and $1.9 million for the respective prior year periods. There were 404,692 non-vested shares outstanding as of March 31, 2014.

Non-Employee Directors Plan

Pretax compensation expense related to the non-employee director grants was $0.1 million and $0.2 million for the three and six-month periods ended March 31, 2014, respectively, and $0.2 million and $0.3 million for the respective prior year periods.

The total share-based compensation cost that has been recognized in results of continuing operations and included within selling, general and administrative expenses (SG&A) was $1.3 million and $2.6 million for the three and six-month periods ended March 31, 2014, respectively, and $1.2 million and $2.3 million for the three and six-month periods ended March 31, 2013. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.2 and $0.7 million for the three and six-month periods ended March 31, 2014 and $0.1 million and $0.2 million for the three and six-month periods ended March 31, 2013. As of March 31, 2014, there was $6.5 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

5.	INVENTORIES

Inventories from continuing operations consist of the following:

	March 31,	September 30,
(In thousands)	2014	2013

Finished goods	$17,950	20,925
Work in process, including long-term contracts	36,865	30,884
Raw materials	37,666	38,419
Total inventories	$92,481	90,228

6.	BUSINESS SEGMENT INFORMATION

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

(In thousands)	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
NET SALES
Filtration	$58,397	53,626	113,875	99,977
Test	41,025	39,821	80,503	76,116
USG	25,340	24,592	54,834	52,464
Consolidated totals	$124,762	118,039	249,212	228,557

EBIT
Filtration	$10,100	10,894	19,584	19,695
Test	3,533	2,559	7,108	3,078
USG	5,518	4,149	13,165	9,603
Corporate (loss)	(5,283)	(6,429)	(11,557)	(12,600)
Consolidated EBIT	13,868	11,173	28,300	19,776
Less: Interest expense	(654)	(636)	(1,346)	(1,219)
Earnings before income taxes	$13,214	10,537	26,954	18,557

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

7.	DEBT

The Company’s debt is summarized as follows:

(In thousands)	March 31,	September 30,
	2014	2013
Total borrowings	$40,000	172,000
Short-term borrowings and current portion of long-term debt	(40,000)	(50,000)
Total long-term debt, less current portion	$-	122,000

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

At March 31, 2014, the Company had approximately $402 million available to borrow under the credit facility, and a $250 million increase option, in addition to $36.4 million cash on hand. At March 31, 2014, the Company had $40 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $8.4 million. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 17.5 to 35.0 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio. At March 31, 2014, the Company was in compliance with all debt covenants.

8.	INCOME TAX EXPENSE

The second quarter 2014 effective income tax rate from continuing operations was 29.9% compared to 47.6% in the second quarter of 2013. The effective income tax rate in the first six months of 2014 was 32.9% compared to 41.4% in the prior year period. During the second quarter of 2014, the IRS concluded its audit of the 2011 tax year and had no adjustments. As a result of the audit conclusions, the Company changed its judgment about the measurement of certain of its unrecognized tax benefits for the years 2011 – 2014, decreasing unrecognized tax benefits by $0.7 million. This release of unrecognized tax benefit accruals decreased the second quarter and year-to-date effective tax rate by 4.9% and 2.4%, respectively. The income tax expense in the second quarter and first six months of 2014 was also favorably impacted by the decrease in the applicable state rate for certain deferred tax liabilities reducing the second quarter and year-to-date effective tax rate by 1.7% and 0.8%, respectively.

The income tax expense in the second quarter and first six months of 2013 was unfavorably impacted by an adjustment to the foreign valuation allowance increasing the second quarter and year-to-date effective tax rate by 16.9% and 9.6%, respectively. The income tax expense in the second quarter and first six months of 2013 was favorably impacted by the extension of the research credit as a result of the American Taxpayer Relief Act of 2012 reducing the second quarter and year-to-date effective tax rate by 5.9% and 3.4%, respectively.

The Company estimates the fiscal 2014 effective tax rate from continuing operations will be approximately 35%. The Company anticipates a $1.1 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

9.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and six-month periods ended March 31, 2014 and 2013 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Defined benefit plans
Interest cost	$1,002	915	2,004	1,829
Expected return on assets	(1,104)	(1,075)	(2,208)	(2,149)
Amortization of:
Prior service cost	3	3	6	6
Actuarial loss	413	492	826	984
Net periodic benefit cost	$314	335	628	670

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted. On March 28, 2014, the Company completed the sale of Aclara Technologies LLC (Aclara) to an affiliate of Sun Capital Partners, Inc. The divestiture generated approximately $132 million of gross cash proceeds at closing. In addition, the Company expects to receive an estimated working capital adjustment of approximately $5 million and an additional $10 million related to specific Aclara receivables retained by ESCO (in addition to approximately $10 million that was received prior to closing). These receivables are included in Other Current Assets on the Company’s Consolidated Balance Sheet as of March 31, 2014 and are expected to be collected prior to September 30, 2014. Aclara is reflected as discontinued operations and/or assets/liabilities held for sale in the financial statements and related notes for all periods presented.

Aclara’s pretax earnings (loss) recorded in discontinued operations were $11.9 million and $15.6 million for the three and six-month periods ended March 31, 2014 compared to $(7.0) million and $(14.7) million for the respective prior year periods. Aclara’s net sales were $77.7 million and $129.6 million for the three and six-month periods ended March 31, 2014 compared to $48.2 million and $82.9 million for the respective prior year periods. In addition, the Company recorded a $50.4 million after-tax loss on the sale of Aclara in the second quarter of 2014. Aclara’s operations were included within the Company's USG segment prior to the classification as discontinued operations.

References to the second quarters of 2014 and 2013 represent the fiscal quarters ended March 31, 2014 and 2013, respectively.

OVERVIEW

In the second quarter of 2014, sales, net earnings and diluted earnings per share from continuing operations were $124.8 million, $9.3 million and $0.35 per share, respectively, compared to $118.0 million, $5.5 million and $0.21 per share in the second quarter of 2013. In the first six months of 2014, sales, net earnings and diluted earnings per share from continuing operations were $249.2 million, $18.1 million and $0.68 per share, respectively, compared to $228.6 million, $10.9 million and $0.41 per share in the first six months of 2013.

NET SALES

Net sales increased $6.7 million, or 5.8%, to $124.8 million in the second quarter of 2014 from $118.0 million in the second quarter of 2013. Net sales increased $20.6 million, or 9.1%, to $249.2 million in the first six months of 2014 from $228.6 million in the first six months of 2013. The increase in net sales in the second quarter of 2014 as compared to the prior year second quarter was due to a $4.8 million increase in the Filtration segment, a $1.2 million increase in the Test segment, and a $0.7 million increase in the USG segment.

-Filtration

In the second quarter of 2014, net sales of $58.4 million were $4.8 million, or 9.0%, higher than the $53.6 million in the second quarter of 2013. Net sales increased $13.9 million, or 13.9%, to $113.9 million in the first six months of 2014 from $100.0 million in the first six months of 2013. The sales increase in the second quarter of 2014 compared to the prior year second quarter was due to a $3.3 million increase in net sales at Crissair, mainly due to the Canyon acquisition and higher aerospace product shipments, and a $2.9 million increase in net sales at VACCO due to higher shipments of its Space products, partially offset by a $1.4 million decrease in net sales at PTI driven by lower shipments of aerospace elements. The sales increase in the first six months of 2014 compared to the first six months of 2013 was due to an $8.7 million increase in net sales at VACCO due to higher shipments of its Space products, and a $6.2 million increase in net sales at Crissair, mainly due to the Canyon acquisition and higher aerospace product shipments, partially offset by a $1.0 million decrease in net sales at PTI due to lower shipments of aerospace elements.

-Test

In the second quarter of 2014, net sales of $41.0 million were $1.2 million, or 3.0%, higher than the $39.8 million of net sales recorded in the second quarter of 2013. Net sales increased $4.4 million, or 5.8%, to $80.5 million in the first six months of 2014 from $76.1 million in the first six months of 2013. The sales increase in the second quarter of 2014 compared to the prior year second quarter was due to a $2.8 million increase in net sales from the segment’s U.S. operations resulting from an increase in projects, including a large automotive chamber and projects in the EMP (electro-magnetic pulse) and industrial shielding markets, partially offset by a $1.2 million decrease in net sales from the segment’s Asian operations and a $0.4 million decrease in net sales from the segment’s European operations, both due to timing of projects. The sales increase in the first six months of 2014 compared to the first six months of 2013 was due to a $10.4 million increase in net sales from the segment’s U.S. operations, partially offset by a $4.0 million decrease in net sales from the segment’s Asian operations and a $2.0 million decrease in net sales from the segment’s European operations, both due to timing of projects.

-Utility Solutions Group (USG)

Net sales increased $0.7 million, or 3.0%, to $25.3 million in the second quarter of 2014 from $24.6 million in the second quarter of 2013. Net sales increased $2.4 million, or 4.5%, to $54.8 million in the first six months of 2014 from $52.5 million in the first six months of 2013. The sales increase in the second quarter of 2014 and first six months of 2014 compared to the respective prior year periods was mainly due to higher service revenue at Doble.

ORDERS AND BACKLOG

Backlog from continuing operations was $272.8 million at March 31, 2014 compared with $272.1 million at September 30, 2013. The Company received new orders totaling $136.4 million in the second quarter of 2014 compared to $118.4 million in the prior year second quarter. Of the new orders received in the second quarter of 2014, $58.2 million related to Filtration products, $52.4 million related to Test products, and $25.8 million related to USG products. Of the new orders received in the second quarter of 2013, $51.8 million related to Filtration products, $43.1 million related to Test products, and $23.5 million related to USG products.

The Company received new orders totaling $249.9 million in the first six months of 2014 compared to $247.3 million in the first six months of 2013. Of the new orders received in the first six months of 2014, $112.3 million related to Filtration products, $83.4 million related to Test products, and $54.2 million related to USG products. Of the new orders received in the first six months of 2013, $109.0 million related to Filtration products, $85.9 million related to Test products, and $52.4 million related to USG products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of 2014 were $31.8 million (25.5% of net sales), compared with $31.6 million (26.8% of net sales) for the prior year second quarter. For the first six months of 2014, SG&A expenses were $65.7 million (26.4% of net sales) compared to $65.3 million (28.6% of net sales) for the first six months of 2013. The increase in SG&A in the second quarter and first six months of 2014 compared to the respective prior periods was mainly due to the acquisition of Canyon Engineering (in June 2013), and higher engineering costs incurred at PTI related to the recently announced new aerospace platform wins, partially offset by lower SG&A expenses at Doble and Corporate.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $1.7 million and $3.4 million for the second quarter and first six months of 2014, respectively, compared to $1.5 million and $3.0 million for the respective prior year periods. Amortization of intangible assets for the second quarter and first six months of 2014 included $0.9 million and $1.7 million, respectively, of amortization of acquired intangible assets related to recent acquisitions, compared to $0.8 million and $1.7 million for the respective prior year periods. The amortization of these acquired intangible assets is included in Corporate’s operating results; see “EBIT – Corporate”. The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses).

OTHER (INCOME) EXPENSES, NET

Other income, net, was $(0.04) million compared to other expenses, net, of $0.9 million for the second quarters of 2014 and 2013, respectively. The principal component in other expenses (income), net, in the second quarter of 2014 was $0.3 million of restructuring costs related to the Filtration segment facility consolidation. The principal component in other expenses (income), net, in the second quarter of 2013 was $1.0 million of restructuring costs within the Test segment as a result of the decision to close the Glendale Heights, Illinois facility. Other expenses, net, were $0.1 million and $0.8 million for the first six months of 2014 and 2013, respectively. The principal component in other expenses, net, in the first six months of 2014 was $0.5 million of restructuring costs related to the Filtration segment facility consolidation. The principal components in other expenses, net, in the first six months of 2013 were $2.0 million of restructuring costs within the Test segment due to the facility consolidation mentioned above and a ($0.8) million gain on the sale of machinery and equipment within the Filtration segment.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above. EBIT from continuing operations was $13.9 million (11.1% of net sales) for the second quarter of 2014 and $11.2 million (9.5% of net sales) for the second quarter of 2013. For the first six months of 2014, EBIT was $28.3 million (11.4% of net sales) compared with $19.8 million (8.7% of net sales) for the first six months of 2013.

The following table presents a reconciliation of EBIT to net earnings from continuing operations.

	Three Months Ended		Six Months Ended
(In thousands)	March 31,		March 31,
	2014	2013	2014	2013
Consolidated EBIT	13,868	11,173	28,300	19,776
Less: Interest expense, net	(654)	(636)	(1,346)	(1,219)
Less: Income tax expense	(3,950)	(5,014)	(8,858)	(7,691)
Net earnings from continuing operations	$9,264	5,523	18,096	10,866

-Filtration

EBIT in the second quarter of 2014 was $10.1 million (17.3% of net sales) compared to $10.9 million (20.3% of net sales) in the second quarter of 2013. For the first six months of 2014, EBIT was $19.6 million (17.2% of net sales) compared to $19.7 million (19.7% of net sales) in the first six months of 2013. The $0.8 million decrease in EBIT in the second quarter of 2014 compared to the second quarter of 2013 and the $0.1 million decrease in EBIT in the first six months of 2014 compared to the first six months of 2013 were driven by a decrease in EBIT margins at PTI due to lower sales volumes and the restructuring charges recorded related to the Crissair facility consolidation. During the second quarter of 2014 and first six months of 2014, the Company recorded $0.3 million and $0.5 million, respectively, of restructuring charges related to the Crissair facility consolidation.

-Test

EBIT in the second quarter of 2014 was $3.5 million (8.6% of net sales) compared to $2.6 million (6.4% of net sales) in the second quarter of 2013. For the first six months of 2014, EBIT was $7.1 million (8.8% of net sales) compared to $3.1 million (4.0% of net sales) in the first six months of 2013. EBIT increased compared to the 2013 second quarter and first six months mainly due to the cost savings achieved as a result of the prior year domestic facility consolidation. Approximately $3.0 million of restructuring costs were incurred in the first six months of 2013 consisting mainly of a facility lease termination charge, severance and relocation expenses and manufacturing inefficiencies resulting from the disruption.

-Utility Solutions Group

EBIT in the second quarter of 2014 was $5.5 million (21.8% of net sales) compared to $4.1 million (16.9% of net sales) in the second quarter of 2013. For the first six months of 2014, EBIT was $13.2 million (24.0% of net sales) compared to EBIT of $9.6 million (18.3% of net sales) in the first six months of 2013. The increase in EBIT in the second quarter and first six months of 2014 compared to the corresponding periods of 2013 was primarily due to an increase in sales volumes and a decrease in SG&A expenses (marketing & selling and engineering).

-Corporate

Corporate costs included in EBIT were $5.3 million and $11.6 million for the second quarter and first six months of 2014, respectively, compared to $6.4 million and $12.6 million for the corresponding periods of 2013. The decrease in Corporate costs in the second quarter and first six months of 2014 compared to the respective prior year periods was mainly due to a decrease in professional fees and acquisition related costs.

INTEREST EXPENSE, NET

Interest expense was $0.7 million and $1.3 million for the second quarter and first six months of 2014, respectively, and $0.6 million and $1.2 million for the corresponding periods of 2013. There were no significant fluctuations between the periods.

INCOME TAX EXPENSE

The second quarter 2014 effective income tax rate from continuing operations was 29.9% compared to 47.6% for the second quarter of 2013. The effective income tax rate for the first six months of 2014 was 32.9% compared to 41.4% for the first six months of 2013. During the second quarter of 2014, the IRS concluded its audit of the 2011 tax year and had no adjustments. As a result of the audit conclusions, the Company changed its judgment about the measurement of certain of its unrecognized tax benefits for the years 2011 – 2014, decreasing unrecognized tax benefits by $0.7 million. This release of unrecognized tax benefit accruals decreased the 2014 second quarter and year-to-date effective tax rate by 4.9% and 2.4%, respectively. The income tax expense in the second quarter and first six months of 2014 was also favorably impacted by the decrease in the applicable state rate for certain deferred tax liabilities reducing the second quarter and year-to-date effective tax rate by 1.7% and 0.8%, respectively.

The income tax expense in the second quarter and first six months of 2013 was unfavorably impacted by an adjustment to the foreign valuation allowance increasing the second quarter and year-to-date effective tax rate by 16.9% and 9.6%, respectively. The income tax expense in the second quarter and first six months of 2013 was favorably impacted by the extension of the research credit as a result of the American Taxpayer Relief Act of 2012 reducing the second quarter and year-to-date effective tax rate by 5.9% and 3.4%, respectively.

The Company estimates the fiscal 2014 effective tax rate from continuing operations will be approximately 35%. The Company anticipates a $1.1 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

The Company’s foreign subsidiaries had accumulated unremitted earnings of $33.4 million and cash of $29.3 million at March 31, 2014. No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $6.0 million would be due, which would correspondingly reduce the Company’s net earnings. No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) decreased to $125.0 million at March 31, 2014 from $163.6 million at September 30, 2013. The significant driver in the decrease in working capital at March 31, 2014 from September 30, 2013 was the sale of Aclara. Other current assets increased $7.3 million in the first six months of 2014, mainly due to a $15.2 million receivable related to the sale of Aclara (specific retained receivables and an estimated working capital adjustment). Other current assets included an $8.0 million income tax receivable at September 30, 2013. Accounts payable decreased $6.4 million in the first six months of 2014 due to timing of payments.

Net cash provided (used) by operating activities from continuing operations was $16.7 million and $(11.8) million for the first six months of 2014 and 2013, respectively. The increase in the first six months of 2014 was mainly due to lower working capital requirements during the period.

Capital expenditures from continuing operations were $5.8 million and $7.6 million in the first six months of 2014 and 2013, respectively. The decrease in the first six months of 2014 was mainly due to the first quarter 2013 purchase of the ETS-Lindgren facility in Minocqua, Wisconsin for approximately $1.2 million. In addition, the Company incurred expenditures for capitalized software from continuing operations of $4.0 million and $3.8 million in the first six months of 2014 and 2013, respectively.

During the first six months of 2014 and 2013, the Company made contributions of $1.1 million and $1.8 million respectively, to its defined benefit plans.

Credit facility

At March 31, 2014, the Company had approximately $402 million available to borrow under its credit facility, a $250 million increase option, and $36.4 million cash on hand. At March 31, 2014, the Company had $40 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $8.4 million. Cash flow from operations and borrowings under the Company’s bank credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Divestiture

On March 28, 2014, the Company completed the sale of Aclara Technologies LLC (Aclara) to an affiliate of Sun Capital Partners, Inc. The divestiture generated approximately $132 million of gross cash proceeds at closing. In addition, the Company expects to receive an estimated working capital adjustment of approximately $5 million and an additional $10 million related to specific Aclara receivables retained by ESCO (in addition to approximately $10 million that was received prior to closing). The cash proceeds were used to pay down a significant portion of the Company’s outstanding debt under its revolving credit facility. At March 31, 2014, the Company had a net debt position of less than $4 million (net debt position is defined as total debt less net cash).

Dividends

A dividend of $0.08 per share was paid on January 17, 2014 to stockholders of record as of January 3, 2014, totaling $2.1 million. Subsequent to March 31, 2014, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on April 17, 2014 to stockholders of record as of April 3, 2014.

OUTLOOK

On November 11, 2013, the Company announced it had initiated certain restructuring activities with the Filtration segment. The Company expects to incur approximately $2 million, or $0.05 per share, of anticipated charges to complete the exit and relocation of Crissair’s Palmdale, California operation into the Canyon Engineering facility in Valencia, California in fiscal 2014 (of which $0.5 million of costs were incurred in the first six months of 2014). These costs, both cash and non-cash, primarily consist of personnel costs, lease termination charges, and move related costs. This move is expected to be completed by September 30, 2014.

Management expects 2014 EPS from Continuing Operations – “As Adjusted” in the range of $1.50 - $1.60 per share, which excludes restructuring charges described above, with 2014 EPS from Continuing Operations in the range of $1.45 to $1.55 per share.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts, projections and assumptions about the Company’s performance, and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: future revenue and profits; the amounts and timing of additional monies to be received in connection with the sale of Aclara; 2014 EPS from Continuing Operations – “As Adjusted”; 2014 EPS from Continuing Operations; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the amount and timing of future cash flows; the outcome of current litigation, claims and charges; continued reinvestment of foreign earnings; and U.S. income tax liabilities in the event that foreign earnings were distributed; future income tax liabilities and effective tax rate; changes in the amount of unrecognized tax benefits; the recognition and timing of costs related to share-based compensation arrangements; estimates or projections made in connection with the Company’s accounting policies; the costs and timing of announced restructurings; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and the following: the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future customer orders; termination for convenience of customer contracts or orders; financial exposure in connection with Company guarantees of certain Aclara contracts; the timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal restructuring plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. All derivative instruments are reported on the balance sheet at fair value. The derivative instruments are designated as a cash flow hedge and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. There were no outstanding derivative financial instruments as of March 31, 2014. There has been no material change to the Company’s market risks since September 30, 2013. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for further discussion about market risk.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
Number

3.1(a)	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-10596)

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Exhibit 4(e) to Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-10596)

3.1(c)	Articles of Merger effective July 10, 2000	Incorporated by reference to Exhibit 3(c) to Form 10-Q for the fiscal quarter ended June 30, 2000 (File No. 1-10596)

3.2	Bylaws	Incorporated by reference to Exhibit 3 to Form 8-K filed May 7, 2014 (File No. 1-10596)

4.1	Specimen revised Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 1-10596)

4.2	Credit Agreement dated as of May 14, 2012 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, PNC Bank, National Association as Syndication Agent, and SunTrust Bank, Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Documentation Agents	Incorporated by reference to Exhibit 4.1 to Form 8-K dated May 18, 2012 (File No. 1-10596)

10.1	Securities Purchase Agreement dated March 14, 2014 between ESCO Technologies Holding LLC and Meter Readings Holding LLC	Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 28, 2014 (File No. 1-10596)

*31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended March 31, 2014

*31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended March 31, 2014

*32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended March 31, 2014

*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.DEF	XBRL Definition Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document

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

Dated:     May 8, 2014

