Form 10-Q
period 2014-06-30
ESCO TECHNOLOGIES INC
filed 2014-08-08
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)
9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common stock, $.01 par value per share shares	26,303,372

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,
	2014	2013

Net sales	$130,495	116,922
Costs and expenses:
Cost of sales	79,608	69,556
Selling, general and administrative expenses	33,492	31,546
Amortization of intangible assets	1,682	1,506
Interest expense, net	147	778
Other expenses (income), net	283	2,903
Total costs and expenses	115,212	106,289

Earnings before income taxes	15,283	10,633
Income tax expense	3,693	4,119
Net earnings from continuing operations	11,590	6,514

Loss from discontinued operations, net of tax benefit of $(1,171)	-	(1,617)

Net earnings	$11,590	4,897

Earnings (loss) per share:
Basic - Continuing operations	$0.44	0.25
- Discontinued operations	0.00	(0.06)
- Net earnings	$0.44	0.19

Diluted - Continuing operations	$0.43	0.24
- Discontinued operations	0.00	(0.06)
- Net earnings	$0.43	0.18

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended June 30,
	2014	2013

Net sales	$379,707	345,478
Costs and expenses:
Cost of sales	231,325	209,204
Selling, general and administrative expenses	99,182	96,799
Amortization of intangible assets	5,047	4,541
Interest expense, net	1,493	1,997
Other expenses (income), net	423	3,748
Total costs and expenses	337,470	316,289

Earnings before income taxes	42,237	29,189
Income tax expense	12,551	11,810
Net earnings from continuing operations	29,686	17,379

Earnings (loss) from discontinued operations, net of tax expense (benefit) of $5,713 and $(6,825), respectively	9,858	(10,677)
Loss on sale of discontinued operations, net of tax benefit of $9,499	(50,442)	-
Net loss from discontinued operations	(40,584)	(10,677)

Net (loss) earnings	$(10,898)	6,702

Earnings (loss) per share:
Basic - Continuing operations	$1.12	0.66
- Discontinued operations	(1.53)	(0.40)
- Net (loss) earnings	$(0.41)	0.26

Diluted - Continuing operations	$1.11	0.65
- Discontinued operations	(1.52)	(0.40)
- Net (loss) earnings	$(0.41)	0.25

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Net earnings (loss)	$11,590	4,897	(10,898)	6,702
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	239	(40)	1,238	(851)
Amortization of prior service costs and actuarial losses	-	-	-	(109)
Total other comprehensive income (loss), net of tax	239	(40)	1,238	(960)
Comprehensive income (loss)	$11,829	4,857	(9,660)	5,742

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$40,215	42,850
Accounts receivable, net	92,165	91,980
Costs and estimated earnings on long-term contracts, less progress billings of $25,635 and $30,887, respectively	22,643	20,717
Inventories	93,965	90,228
Current portion of deferred tax assets	19,473	23,349
Other current assets	18,544	15,930
Assets held for sale - current	-	108,867
Total current assets	287,005	393,921
Property, plant and equipment, net of accumulated depreciation of $69,075 and $64,332, respectively	74,585	75,536
Intangible assets, net of accumulated amortization of $38,999 and $33,952, respectively	181,683	180,217
Goodwill	283,317	282,949
Other assets	8,949	9,469
Assets held for sale - other	-	150,236
Total assets	$835,539	1,092,328

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	50,000
Accounts payable	30,327	38,537
Advance payments on long-term contracts, less costs incurred of $53,720 and $23,853, respectively	15,503	17,543
Accrued salaries	22,264	21,730
Current portion of deferred revenue	18,377	17,508
Accrued other expenses	21,310	21,453
Liabilities held for sale - current	-	63,585
Total current liabilities	127,781	230,356
Pension obligations	17,808	19,089
Deferred tax liabilities	78,202	99,795
Other liabilities	1,722	3,348
Long-term debt	28,000	122,000
Liabilities held for sale - other	-	16,026
Total liabilities	253,513	490,614
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,247,512 and 30,147,504 shares, respectively	302	301
Additional paid-in capital	284,317	284,565
Retained earnings	390,236	407,512
Accumulated other comprehensive loss, net of tax	(15,418)	(16,656)
	659,437	675,722
Less treasury stock, at cost: 3,800,389 and 3,707,407 common shares, respectively	(77,411)	(74,008)
Total shareholders' equity	582,026	601,714
Total liabilities and shareholders’ equity	$835,539	1,092,328

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) earnings	$(10,898)	6,702
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Net loss from discontinued operations, net of tax	40,584	10,677
Depreciation and amortization	12,234	11,528
Stock compensation expense	3,695	3,440
Changes in current assets and liabilities	(18,210)	(35,911)
Effect of deferred taxes	376	3,664
Change in deferred revenue and costs, net	758	1,292
Pension contributions	(2,080)	(3,400)
Change in uncertain tax positions	(1,694)	502
Other	(2,129)	237
Net cash provided (used) by operating activities – continuing operations	22,636	(1,269)
Net cash (used) provided by operating activities - discontinued operations	(1,629)	13,502
Net cash provided by operating activities	21,007	12,233

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	-	(19,452)
Additions to capitalized software	(6,305)	(5,589)
Capital expenditures	(8,116)	(10,247)
Net cash used by investing activities – continuing operations	(14,421)	(35,288)
Net cash provided (used) by investing activities – discontinued operations	123,512	(32,368)
Net cash provided (used) by investing activities	109,091	(67,656)

Cash flows from financing activities:
Proceeds from long-term debt	62,000	100,000
Principal payments on long-term debt	(186,000)	(28,000)
Dividends paid	(6,378)	(6,359)
Purchases of common stock into treasury	(3,607)	(9,703)
Proceeds from exercise of stock options	-	1,750
Other	14	18
Net cash (used) provided by financing activities	(133,971)	57,706
Effect of exchange rate changes on cash and cash equivalents	1,238	(851)
Net (decrease) increase in cash and cash equivalents	(2,635)	1,432
Cash and cash equivalents, beginning of period	42,850	30,215
Cash and cash equivalents, end of period	$40,215	31,647

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

The Company’s business is typically not impacted by seasonality; however, the results for the three and nine-month periods ended June 30, 2014 are not necessarily indicative of the results for the entire 2014 fiscal year. References to the third quarters of 2014 and 2013 represent the fiscal quarters ended June 30, 2014 and 2013, respectively.

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

On March 28, 2014, the Company completed the sale of Aclara Technologies LLC (Aclara) to an affiliate of Sun Capital Partners, Inc. The divestiture generated approximately $132 million of gross cash proceeds at closing. As of March 28, 2014, the Company expected to receive an estimated working capital adjustment of approximately $5 million and an additional $10.2 million related to specific Aclara receivables retained by ESCO (in addition to approximately $10 million that was received prior to closing). As of June 30, 2014, the Company has received approximately $5.4 million of collections related to these specific Aclara receivables. Both of the remaining outstanding receivables totaling $9.8 million were included in Other Current Assets on the Company’s Consolidated Balance Sheet as of June 30, 2014. However, the parties have not reached agreement on the calculation of the final working capital adjustment as further described in Management’s Discussion and Analysis under Item 2. Aclara is a supplier of special purpose fixed-network communications systems for electric, gas and water utilities, including hardware and software to support advanced metering applications. Aclara is reflected as discontinued operations and/or assets/liabilities held for sale in the financial statements and related notes for all periods presented.

Aclara’s pretax earnings (loss) recorded in discontinued operations were zero and $15.6 million for the three and nine-month periods ended June 30, 2014 compared to $(2.8) million and $(17.5) million for the corresponding periods of 2013. Aclara’s net sales were zero and $129.6 million for the three and nine-month periods ended June 30, 2014 compared to $44.6 million and $127.5 million for the corresponding periods of 2013. In addition, the Company recorded a $50.4 million after-tax loss on the sale of Aclara in the second quarter of 2014. Aclara’s operations were included within the Company's USG segment prior to the classification as discontinued operations.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Weighted Average Shares Outstanding - Basic	26,513	26,436	26,497	26,453
Dilutive Options and Restricted Shares	189	313	221	299

Adjusted Shares - Diluted	26,702	26,749	26,718	26,752

Options to purchase 66,402 shares of common stock at prices of $37.54 were outstanding during the three-month period ended June 30, 2013, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Approximately 163,000 and 194,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended June 30, 2014 and 2013, respectively, based upon the application of the treasury stock method.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Stock Option Plans

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatility of the Company’s stock calculated over the expected term of the option. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield is based on historical dividend rates. There were no stock option grants during the first nine months of fiscal 2014. Pretax compensation expense related to stock option awards was less than $0.1 million for each of the three and nine-month periods ended June 30, 2014 and 2013.

Information regarding stock options awarded under the option plans is as follows:

	Shares	Weighted Average Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life

Outstanding at October 1, 2013	67,350	$37.39
Granted	—	$–
Exercised	—	$–
Cancelled / Expired	(67,350)	$37.54
Outstanding at June 30, 2014	-	$-	$0.0	0.0

Exercisable at June 30, 2014	-	$-	$0.0

Performance-Accelerated Restricted Share Awards

Pretax compensation expense related to the restricted share awards was $0.9 million and $3.2 million for the three and nine-month periods ended June 30, 2014, and $1.0 million and $2.9 million for the corresponding periods of 2013. There were 404,692 non-vested shares outstanding as of June 30, 2014.

Non-Employee Directors Plan

Pretax compensation expense related to the non-employee director grants was $0.2 million and $0.5 million for the three and nine-month periods ended June 30, 2014, respectively, and $0.1 million and $0.5 million for the corresponding periods of 2013.

The total share-based compensation cost that has been recognized in results of continuing operations and included within selling, general and administrative expenses (SG&A) was $1.1 million and $3.7 million for the three and nine-month periods ended June 30, 2014, respectively, and $1.2 million and $3.4 million for the three and nine-month periods ended June 30, 2013. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.1 and $0.7 million for the three and nine-month periods ended June 30, 2014 and $0.1 million and $0.2 million for the three and nine-month periods ended June 30, 2013. As of June 30, 2014, there was $5.6 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.4 years.

5.	INVENTORIES

Inventories from continuing operations consist of the following:

(In thousands)	June 30, 2014	September 30, 2013

Finished goods	$17,881	20,925
Work in process, including long-term contracts	35,538	30,884
Raw materials	40,546	38,419
Total inventories	$93,965	90,228

6.	BUSINESS SEGMENT INFORMATION

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

(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
NET SALES
Filtration	$57,733	53,763	171,608	153,741
Test	45,029	36,562	125,531	112,678
USG	27,733	26,597	82,568	79,059
Consolidated totals	$130,495	116,922	379,707	345,478

EBIT
Filtration	$10,294	10,689	29,878	30,384
Test	5,775	3,844	12,883	6,922
USG	5,725	5,132	18,891	14,735
Corporate (loss)	(6,364)	(8,254)	(17,922)	(20,855)
Consolidated EBIT	15,430	11,411	43,730	31,186
Less: Interest expense	(147)	(778)	(1,493)	(1,997)
Earnings before income taxes	$15,283	10,633	42,237	29,189

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

7.	DEBT

The Company’s debt is summarized as follows:

(In thousands)	June 30, 2014	September 30, 2013
Total borrowings	$48,000	172,000
Short-term borrowings and current portion of long-term debt	(20,000)	(50,000)
Total long-term debt, less current portion	$28,000	122,000

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

At June 30, 2014, the Company had approximately $393 million available to borrow under the credit facility, and a $250 million increase option, in addition to $40.2 million cash on hand. At June 30, 2014, the Company had $48 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $8.7 million. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 17.5 to 35.0 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio. At June 30, 2014, the Company was in compliance with all debt covenants.

8.	INCOME TAX EXPENSE

The third quarter 2014 effective income tax rate from continuing operations was 24.2% compared to 38.7% in the third quarter of 2013. The effective income tax rate in the first nine months of 2014 was 29.7% compared to 40.5% in the corresponding period of 2013. The income tax expense in the third quarter and first nine months of 2014 was favorably impacted by a $1.0 million decrease of uncertain tax positions as a result of a lapse of the applicable statute of limitations reducing the third quarter and year-to-date effective tax rate by 6.8% and 2.5%; additional fiscal 2013 research credit benefit reducing the third quarter and year-to-date effective tax rate by 2.8% and 1.0%; and additional fiscal 2013 foreign tax credit benefit reducing the third quarter and year-to-date effective tax rate by 2.1% and 0.8%.

The income tax expense in the third quarter and first nine months of 2013 was unfavorably impacted by the increase in uncertain tax positions related to foreign transfer pricing increasing the third quarter and year-to-date effective tax rate by 2.7% and 1.0%; and the establishment of a valuation allowance on a state tax credit deferred tax asset increasing the third quarter and year-to-date effective tax rate by 2.2% and 0.8%. The income tax expense in the first nine months of 2013 was unfavorably impacted by an adjustment to the foreign valuation allowance increasing the year-to-date effective tax rate by 6.1%. The income tax expense in the third quarter and first nine months of 2013 was favorably impacted by the write down of a foreign deferred tax liability associated with a foreign tradename decreasing the third quarter and year-to-date effective tax rate by 3.3% and 0.5%. The income tax expense in the first nine months of 2013 was favorably impacted by the extension of the research credit as a result of the American Taxpayer Relief Act of 2012 reducing the year-to-date effective tax rate by 2.1%.

The Company estimates the fiscal 2014 effective tax rate from continuing operations will be approximately 33%. The Company anticipates a $0.2 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

9.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and nine-month periods ended June 30, 2014 and 2013 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Defined benefit plans
Interest cost	$1,002	867	3,005	2,696
Expected return on assets	(1,104)	(1,101)	(3,311)	(3,250)
Amortization of:
Prior service cost	3	3	10	10
Actuarial loss	413	559	1,238	1,543
Net periodic benefit cost	$314	328	942	999

10.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. In June 2014, the Company entered into a forward contract to sell 10.9 million Euros ($14.7 million USD) on November 3, 2014 to hedge the foreign currency risk related to an intercompany transaction. The Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized may differ for open positions, which remain subject to ongoing market price fluctuations until settlement. Gains and losses on foreign currency derivatives are reported in other expenses (income), net, on the Company’s Consolidated Statements of Operations and the amounts were de minimis for the third quarter 2014. There were no such derivative instruments in the prior year period.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of June 30, 2014.

(In thousands)	Notional Amount (Euros)	Fair Value

Forward contract	10,891	$(233)
Forward contract	788	$28

Fair Value of Financial Instruments

The Company’s forward contracts are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of June 30, 2014:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Forward contracts	$-	$205	$-	$205

Valuation was based on third party evidence of similarly priced derivative instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted. On March 28, 2014, the Company completed the sale of Aclara Technologies LLC (Aclara) to an affiliate of Sun Capital Partners, Inc. The divestiture generated approximately $132 million of gross cash proceeds at closing. As of March 28, 2014, the Company expected to receive an estimated working capital adjustment of approximately $5 million and an additional $10.2 million related to specific Aclara receivables retained by ESCO (in addition to approximately $10 million that was received prior to closing). As of June 30, 2014, the Company has received approximately $5.4 million of collections related to these specific Aclara receivables. Both of the remaining outstanding receivables totaling $9.8 million were included in Other Current Assets on the Company’s Consolidated Balance Sheet as of June 30, 2014. The parties have not reached agreement on the calculation of the final working capital adjustment as the buyer has proposed several adjustments to the working capital estimate calculated at closing. The Company is currently evaluating information recently received from the buyer relating to its proposed adjustments; however, the final working capital adjustment cannot be determined at this time. Aclara is reflected as discontinued operations and/or assets/liabilities held for sale in the financial statements and related notes for all periods presented.

Aclara’s pretax earnings (loss) recorded in discontinued operations were zero and $15.6 million for the three and nine-month periods ended June 30, 2014 compared to $(2.8) million and $(17.5) million for the corresponding periods of 2013. Aclara’s net sales were zero and $129.6 million for the three and nine-month periods ended June 30, 2014 compared to $44.6 million and $127.5 million for the corresponding periods of 2013. In addition, the Company recorded a $50.4 million after-tax loss on the sale of Aclara in the second quarter of 2014. Aclara’s operations were included within the Company's USG segment prior to the classification as discontinued operations.

References to the third quarters of 2014 and 2013 represent the fiscal quarters ended June 30, 2014 and 2013, respectively.

OVERVIEW

In the third quarter of 2014, sales, net earnings and diluted earnings per share from continuing operations were $130.5 million, $11.6 million and $0.43 per share, respectively, compared to $116.9 million, $6.5 million and $0.24 per share in the third quarter of 2013. In the first nine months of 2014, sales, net earnings and diluted earnings per share from continuing operations were $379.7 million, $29.7 million and $1.11 per share, respectively, compared to $345.5 million, $17.4 million and $0.65 per share in the first nine months of 2013.

NET SALES

Net sales increased $13.6 million, or 11.6%, to $130.5 million in the third quarter of 2014 from $116.9 million in the third quarter of 2013. Net sales increased $34.2 million, or 9.9%, to $379.7 million in the first nine months of 2014 from $345.5 million in the first nine months of 2013. The increase in net sales in the third quarter of 2014 as compared to the third quarter of 2013 was due to a $3.9 million increase in the Filtration segment, a $8.4 million increase in the Test segment, and a $1.1 million increase in the USG segment. The increase in net sales in the first nine months of 2014 as compared to the first nine months of 2013 was due to a $17.9 million increase in the Filtration segment, a $12.8 million increase in the Test segment, and a $3.5 million increase in the USG segment.

-Filtration

In the third quarter of 2014, net sales of $57.7 million were $3.9 million, or 7.2%, higher than the $53.8 million in the third quarter of 2013. Net sales increased $17.9 million, or 11.6%, to $171.6 million in the first nine months of 2014 from $153.7 million in the first nine months of 2013. The sales increase in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to a $3.5 million increase in net sales at Crissair, mainly due to the Canyon acquisition (June 2013) and higher aerospace product shipments, and a $1.9 million increase in net sales at TEQ due to higher shipments of its ear thermometer probe cover product, partially offset by a $1.6 million decrease in net sales at VACCO driven by lower shipments of defense and Space products. The sales increase in the first nine months of 2014 compared to the first nine months of 2013 was due to a $9.6 million increase in net sales at Crissair, mainly due to the Canyon acquisition and higher aerospace product shipments, a $7.0 million increase in net sales at VACCO due to higher shipments of its Space products, and a $2.0 million increase in net sales at TEQ due to higher shipments to commercial customers, partially offset by a $0.7 million decrease in net sales at PTI due to lower shipments of aerospace assemblies.

-Test

In the third quarter of 2014, net sales of $45.0 million were $8.4 million, or 23.0%, higher than the $36.6 million of net sales recorded in the third quarter of 2013. Net sales increased $12.8 million, or 11.4%, to $125.5 million in the first nine months of 2014 from $112.7 million in the first nine months of 2013. The sales increase in the third quarter of 2014 compared to the third quarter of 2013 was due to a $3.1 million increase in net sales from the segment’s U.S. operations resulting from an increase in projects, including a large automotive chamber and projects in the EMP (electro-magnetic pulse) and industrial shielding markets, a $3.6 million increase in net sales from the segment’s European operations and a $1.8 million increase in net sales from the segment’s Asian operations, both due to timing of projects. The sales increase in the first nine months of 2014 compared to the first nine months of 2013 was due to a $13.5 million increase in net sales from the segment’s U.S. operations and a $1.7 million increase in net sales from the segment’s European operations, partially offset by a $2.2 million decrease in net sales from the segment’s Asian operations, all due to the reasons mentioned above.

-Utility Solutions Group (USG)

Net sales increased $1.1 million, or 4.3%, to $27.7 million in the third quarter of 2014 from $26.6 million in the third quarter of 2013. Net sales increased $3.5 million, or 4.4%, to $82.6 million in the first nine months of 2014 from $79.1 million in the first nine months of 2013. The sales increase in the third quarter of 2014 and first nine months of 2014 compared to the corresponding periods of 2013 was mainly due to higher service revenue at Doble.

ORDERS AND BACKLOG

Backlog from continuing operations was $292.7 million at June 30, 2014 compared with $272.1 million at September 30, 2013. The Company received new orders totaling $150.4 million in the third quarter of 2014 compared to $141.2 million in the third quarter of 2013. Of the new orders received in the third quarter of 2014, $63.1 million related to Filtration products, $54.5 million related to Test products, and $32.8 million related to USG products. Of the new orders received in the third quarter of 2013, $62.3 million related to Filtration products, $52.2 million related to Test products, and $26.7 million related to USG products.

The Company received new orders from continuing operations totaling $400.3 million in the first nine months of 2014 compared to $388.4 million in the first nine months of 2013. Of the new orders received in the first nine months of 2014, $175.4 million related to Filtration products, $138.0 million related to Test products, and $86.9 million related to USG products. Of the new orders received in the first nine months of 2013, $171.2 million related to Filtration products, $138.1 million related to Test products, and $79.1 million related to USG products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of 2014 were $33.5 million (25.7% of net sales), compared with $31.5 million (26.9% of net sales) for the third quarter of 2013. For the first nine months of 2014, SG&A expenses were $99.2 million (26.1% of net sales) compared to $96.8 million (28.0% of net sales) for the first nine months of 2013. The increase in SG&A expenses in the third quarter and first nine months of 2014 compared to the corresponding periods of 2013 was mainly due to the acquisition of Canyon Engineering (in June 2013), higher engineering costs incurred at PTI related to the recently announced new aerospace platform wins, and higher commissions and R&D expenses within the Test segment, partially offset by lower SG&A expenses at Corporate.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $1.7 million and $5.0 million for the third quarter and first nine months of 2014, respectively, compared to $1.5 million and $4.5 million for the corresponding periods of 2013. Amortization of intangible assets for the third quarter and first nine months of 2014 included $0.9 million and $2.6 million, respectively, of amortization of acquired intangible assets related to recent acquisitions, compared to $0.8 million and $2.4 million for the respective prior year periods. The amortization of these acquired intangible assets is included in Corporate’s operating results; see “EBIT – Corporate”. The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses).

OTHER (INCOME) EXPENSES, NET

Other expenses, net, were $0.3 million and $2.9 million for the third quarters of 2014 and 2013, respectively. The principal component in other expenses (income), net, in the third quarter of 2014 was $0.2 million of restructuring costs related to the Filtration segment facility consolidation. The principal component in other expenses (income), net, in the third quarter of 2013 was $2.2 million of restructuring costs within the USG segment to close the Doble Lemke facility in Germany; and $0.5 million within the Test segment as a result of the decision to close the Glendale Heights, Illinois facility. Other expenses, net, were $0.4 million and $3.7 million for the first nine months of 2014 and 2013, respectively. The principal component in other expenses, net, in the first nine months of 2014 was $0.7 million of restructuring costs related to the Filtration segment facility consolidation. The principal components in other expenses, net, in the first nine months of 2013 were $2.5 million of restructuring costs within the Test segment due to the facility consolidation mentioned above; $2.2 million of restructuring costs related to the Doble Lemke facility consolidation mentioned above and a ($0.8) million gain on the sale of machinery and equipment within the Filtration segment.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above. EBIT from continuing operations was $15.4 million (11.8% of net sales) for the third quarter of 2014 and $11.4 million (9.8% of net sales) for the third quarter of 2013. For the first nine months of 2014, EBIT from continuing operations was $43.7 million (11.5% of net sales) compared with $31.2 million (9.0% of net sales) for the first nine months of 2013.

The following table presents a reconciliation of EBIT from continuing operations to net earnings from continuing operations.

(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Consolidated EBIT from continuing operations	15,430	11,411	43,730	31,186
Less: Interest expense, net	(147)	(778)	(1,493)	(1,997)
Less: Income tax expense	(3,693)	(4,119)	(12,551)	(11,810)
Net earnings from continuing operations	$11,590	6,514	29,686	17,379

-Filtration

EBIT in the third quarter of 2014 was $10.3 million (17.8% of net sales) compared to $10.7 million (19.9% of net sales) in the third quarter of 2013. For the first nine months of 2014, EBIT was $29.9 million (17.4% of net sales) compared to $30.4 million (19.8% of net sales) in the first nine months of 2013. EBIT decreased compared to the 2013 third quarter primarily driven by a decrease in EBIT margins at VACCO due to lower sales volumes. EBIT decreased compared to the 2013 first nine months mainly driven by a decrease in EBIT margins at PTI due to lower sales volumes and the restructuring charges recorded related to the Crissair facility consolidation. During the third quarter of 2014 and first nine months of 2014, the Company recorded $0.2 million and $0.7 million, respectively, of restructuring charges related to the Crissair facility consolidation.

-Test

EBIT in the third quarter of 2014 was $5.8 million (12.8% of net sales) compared to $3.8 million (10.5% of net sales) in the third quarter of 2013. For the first nine months of 2014, EBIT was $12.9 million (10.3% of net sales) compared to $6.9 million (6.1% of net sales) in the first nine months of 2013. EBIT increased compared to the 2013 third quarter and first nine months mainly due to the cost savings achieved as a result of the 2013 domestic facility consolidation. Approximately $3.4 million of restructuring costs were incurred in the first nine months of 2013 consisting mainly of a facility lease termination charge, severance and relocation expenses and manufacturing inefficiencies resulting from the disruption.

-Utility Solutions Group

EBIT in the third quarter of 2014 was $5.7 million (20.6% of net sales) compared to $5.1 million (19.3% of net sales) in the third quarter of 2013. For the first nine months of 2014, EBIT was $18.9 million (22.9% of net sales) compared to EBIT of $14.7 million (18.6% of net sales) in the first nine months of 2013. The increase in EBIT in the third quarter and first nine months of 2014 compared to the corresponding periods of 2013 was primarily due to an increase in sales volumes and a decrease in restructuring costs that were incurred in the third quarter of 2013 related to the closure of the Doble Lemke manufacturing operation.

-Corporate

Corporate costs included in EBIT were $6.4 million and $17.9 million for the third quarter and first nine months of 2014, respectively, compared to $8.3 million and $20.9 million for the corresponding periods of 2013. The decrease in Corporate costs in the third quarter and first nine months of 2014 compared to the corresponding periods of 2013 was mainly due to a decrease in professional fees and acquisition related costs.

INTEREST EXPENSE, NET

Interest expense was $0.2 million and $1.5 million for the third quarter and first nine months of 2014, respectively, and $0.8 million and $2.0 million for the corresponding periods of 2013. There were no significant fluctuations between the periods.

INCOME TAX EXPENSE

The third quarter 2014 effective income tax rate from continuing operations was 24.2% compared to 38.7% in the third quarter of 2013. The effective income tax rate in the first nine months of 2014 was 29.7% compared to 40.5% in the first nine months of 2013. The income tax expense in the third quarter and first nine months of 2014 was favorably impacted by a $1.0 million decrease of uncertain tax positions as a result of a lapse of the applicable statute of limitations reducing the third quarter and year-to-date effective tax rate by 6.8% and 2.5%; additional fiscal 2013 research credit benefit reducing the third quarter and year-to-date effective tax rate by 2.8% and 1.0%; and additional fiscal 2013 foreign tax credit benefit reducing the third quarter and year-to-date effective tax rate by 2.1% and 0.8%.

The income tax expense in the third quarter and first nine months of 2013 was unfavorably impacted by the increase in uncertain tax positions related to foreign transfer pricing increasing the third quarter and year-to-date effective tax rate by 2.7% and 1.0%; and the establishment of a valuation allowance on a state tax credit deferred tax asset increasing the third quarter and year-to-date effective tax rate by 2.2% and 0.8%. The income tax expense in the first nine months of 2013 was unfavorably impacted by an adjustment to the foreign valuation allowance increasing the year-to-date effective tax rate by 6.1%. The income tax expense in the third quarter and first nine months of 2013 was favorably impacted by the write down of a foreign deferred tax liability associated with a foreign tradename decreasing the third quarter and year-to-date effective tax rate by 3.3% and 0.5%. The income tax expense in the first nine months of 2013 was favorably impacted by the extension of the research credit as a result of the American Taxpayer Relief Act of 2012 reducing the year-to-date effective tax rate by 2.1%.

The Company estimates the fiscal 2014 effective tax rate from continuing operations will be approximately 33%. The Company anticipates a $0.2 million reduction in the amount of unrecognized tax benefits in the next twelve months as a result of a lapse of the applicable statute of limitations.

The Company’s foreign subsidiaries had accumulated unremitted earnings of $33.4 million and cash of $31.8 million at June 30, 2014. No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $6.0 million would be due, which would correspondingly reduce the Company’s net earnings. No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) decreased to $159.2 million at June 30, 2014 from $163.6 million at September 30, 2013. The significant driver in the decrease in working capital at June 30, 2014 from September 30, 2013 was the sale of Aclara. Other current assets increased $2.6 million in the first nine months of 2014, mainly due to a $9.8 million receivable related to the sale of Aclara. Other current assets included an $8.0 million income tax receivable at September 30, 2013. Accounts payable decreased $8.2 million in the first nine months of 2014 due to timing of payments.

Net cash provided (used) by operating activities from continuing operations was $22.6 million and ($1.3) million for the first nine months of 2014 and 2013, respectively. The increase in the first nine months of 2014 was mainly due to lower working capital requirements during the period.

Capital expenditures from continuing operations were $8.1 million and $10.2 million in the first nine months of 2014 and 2013, respectively. The decrease in the first nine months of 2014 was mainly due to the first quarter 2013 purchase of the ETS-Lindgren facility in Minocqua, Wisconsin for approximately $1.2 million. In addition, the Company incurred expenditures for capitalized software from continuing operations of $6.3 million and $5.6 million in the first nine months of 2014 and 2013, respectively.

During the first nine months of 2014 and 2013, the Company made contributions of $2.1 million and $3.4 million respectively, to its defined benefit plans.

Share Repurchases

During the third quarter of 2014, the Company repurchased $3.6 million or approximately 106,000 shares. Subsequent to quarter-end, in July 2014, the Company spent an additional $5.0 million on share repurchases, bringing the total to $8.6 million and 253,000 shares.

Credit facility

At June 30, 2014, the Company had approximately $393 million available to borrow under its credit facility, a $250 million increase option, and $40.2 million cash on hand. At June 30, 2014, the Company had $48 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $8.7 million. Cash flow from operations and borrowings under the Company’s bank credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Divestiture

On March 28, 2014, the Company completed the sale of Aclara Technologies LLC (Aclara) to an affiliate of Sun Capital Partners, Inc. The divestiture generated approximately $132 million of gross cash proceeds at closing. The cash proceeds were used to pay down a significant portion of the Company’s outstanding debt under its revolving credit facility. At June 30, 2014, the Company had a net debt position of less than $8 million (net debt position is defined as total debt less net cash).

Dividends

A dividend of $0.08 per share was paid on April 17, 2014 to stockholders of record as of April 3, 2014, totaling $2.1 million. Subsequent to June 30, 2014, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on July 17, 2014 to stockholders of record as of July 3, 2014.

OUTLOOK

On November 11, 2013, the Company announced it had initiated certain restructuring activities with the Filtration segment. The Company expects to incur approximately $2 million, or $0.05 per share, of anticipated charges to complete the exit and relocation of Crissair’s Palmdale, California operation into the Canyon Engineering facility in Valencia, California in fiscal 2014 (of which $0.7 million of costs were incurred in the first nine months of 2014). These costs, both cash and non-cash, primarily consist of personnel costs, lease termination charges, and move related costs. This move is expected to be completed by September 30, 2014.

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

OTHER MATTERS

Contingencies

As a normal incident of the business in which the Company is engaged, various claims, charges and litigation are asserted or commenced against the Company. Additionally, the Company is currently involved in various stages of investigation and remediation relating to environmental matters. In the opinion of Management, the aggregate costs involved in the resolution of these matters, and final judgments, if any, which might be rendered against the Company, are adequately reserved, covered by insurance, or would not have a material adverse effect on the Company’s results from continuing operations, capital expenditures, or competitive position. Because the final Aclara working capital adjustment has not been agreed upon, the Company is unable to determine its impact on the results from discontinued operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts, projections and assumptions about the Company’s performance, and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: future revenue and profits; the amounts and timing of additional monies to be received in connection with the sale of Aclara and the resolution of the working capital adjustment; 2014 EPS from Continuing Operations – “As Adjusted”; 2014 EPS from Continuing Operations; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the amount and timing of future cash flows; the outcome of current litigation, claims, charges and environmental matters; continued reinvestment of foreign earnings; and U.S. income tax liabilities in the event that foreign earnings were distributed; future income tax liabilities and effective tax rate; changes in the amount of unrecognized tax benefits; the recognition and timing of costs related to share-based compensation arrangements; estimates or projections made in connection with the Company’s accounting policies; the costs and timing of announced restructurings; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and the following: the final calculation of the working capital adjustment in connection with the sale of Aclara; the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future customer orders; termination for convenience of customer contracts or orders; financial exposure in connection with Company guarantees of certain Aclara contracts; the timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal restructuring plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. All derivative instruments are reported on the balance sheet at fair value. In June 2014, the Company entered into a forward contract to sell 10.9 million Euros ($14.7 million USD) on November 3, 2014 to hedge the foreign currency risk related to an intercompany transaction. Gains and losses on foreign currency derivatives are reported in other expenses (income), net, on the Company’s Consolidated Statements of Operations and the amounts were de minimis for the third quarter 2014.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of June 30, 2014.

(In thousands)	Notional Amount (Euros)	Fair Value

Forward contract	10,891	$(233)
Forward contract	788	$28

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES*

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
April 1-30, 2014	0	N/A	0	$84.9 Million
May 1-31, 2014	48,112	$34.05	48,112	$83.3 Million
June 1-30, 2014	57,470	$34.27	57,470	$81.3 Million
Total	105,582	$34.17	105,582	$81.3 Million

*	On August 8, 2012, the Company’s Board of Directors authorized a common stock repurchase program (the “2012 Program”), which was announced on August 9, 2012. Under the 2012 Program, the Company may repurchase shares of its stock from time to time in its discretion, in the open market or otherwise, up to a maximum total repurchase amount equal to $100 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). The 2012 Program has twice been extended by the Board and is currently scheduled to expire September 30, 2015. There currently is no repurchase program which the Company has determined to terminate prior to the program’s expiration, or under which the Company does not intend to make further purchases.

ITEM 6. EXHIBITS

Exhibit Number

3.1(a)	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-10596)

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Exhibit 4(e) to Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-10596)

3.1(c)	Articles of Merger effective July 10, 2000	Incorporated by reference to Exhibit 3(c) to Form 10-Q for the fiscal quarter ended June 30, 2000 (File No. 1-10596)

3.2	Bylaws	Incorporated by reference to Exhibit 3.1 to Form 8-K filed August 7, 2014 (File No. 1-10596)

4.1	Specimen revised Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 1-10596)

4.2	Credit Agreement dated as of May 14, 2012 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, PNC Bank, National Association as Syndication Agent, and SunTrust Bank, Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Documentation Agents	Incorporated by reference to Exhibit 4.1 to Form 8-K dated May 18, 2012 (File No. 1-10596)

*31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended June 30, 2014

*31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended June 30, 2014

*32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended June 30, 2014

*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.DEF	XBRL Definition Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document

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

ESCO TECHNOLOGIES INC.

/s/ Gary E. Muenster
Gary E. Muenster
Executive Vice President and Chief Financial Officer
(As duly authorized officer and principal accounting and financial officer of the registrant)

Dated:	August 8, 2014

