Form 10-K
period 2014-09-30
ESCO TECHNOLOGIES INC
filed 2014-11-26
CIK 866706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission file number: 1-10596

_______________________

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

_______________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of trading on March 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter: approximately $911,388,000.*

* Based on the New York Stock Exchange closing price. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

Number of shares of Common Stock outstanding at October 31, 2014: 26,314,981.

_______________________

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2015 Annual Meeting of Shareholders, which the registrant anticipates first sending to shareholders on or about December 16, 2014 (the “2014 Proxy Statement”), are incorporated by reference into Part III.

i

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts and projections about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include statements about: the effects of uncertainties and weaknesses in the global economy and changes in the political situation in certain countries; the likelihood of price increases by suppliers; the effects of increases in the prices of raw materials or disruptions in the supply of certain products; the adequacy of the Company’s buildings, machinery and equipment; the adequacy of the Company’s credit facilities and future cash flows; the outcome of litigation, claims and charges; future costs relating to environmental matters; continued reinvestment of foreign earnings and the resulting U.S. tax liability in the event such earnings are repatriated; repayment of debt within the next twelve months; the outlook for 2015 and beyond, including amount and timing of 2015-2017 sales, revenues, sales growth, EPS and EPS – As Adjusted; expectations for new product development; expectations related to the duration, continuation and timing of certain VACCO and TEQ programs, and the timing and amount of related products and sales; quarterly weightings of earnings and EPS; the Company’s ability to increase shareholder value; acquisitions; the Company’s expected effective tax rate; minimum cash funding required by, expected benefits payable from, and Management’s assumptions about future events which could affect liability under, the Company’s defined benefit plans and other postretirement benefit plans; the Company’s exposure to market risk related to interest rates and to foreign currency exchange risk; the likelihood of future variations in the Company’s assumptions or estimates used in recording the Test and Filtration segments’ contracts and expected costs at completion under the percentage of completion method; the effect of certain changes in the Company’s internal controls or in other factors on the effectiveness of its internal controls; the Company’s estimates and assumptions used in the preparation of its financial statements; cost and estimated earnings on long-term contracts valuation of inventories; estimates of uncollectible accounts receivable; the risk of additional goodwill impairment; the Company’s estimates utilized in software revenue recognition and the amortization of intangible assets; the valuation of deferred tax assets; the amount of NOLs not realizable and the timing and amount of the reduction of unrecognized tax benefits; the effects of accounting pronouncements; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-K, and the Company undertakes no duty to update the information in this Form 10-K except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described herein under “Item 1A, Risk Factors,” and the following: final agreement on the Aclara working capital adjustment; Aclara’s continuing ability to perform contracts guaranteed by the Company; the impacts of labor disputes, civil disorder, wars, terrorist activities or natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future customer orders; the appropriation and allocation of government funds; the termination for convenience of government and other customer contracts; the timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; material changes in the cost of credit; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal restructuring and consolidation plans.

ii

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

Filtration/Fluid Flow (“Filtration”):

Crissair, Inc. (“Crissair”)

PTI Technologies Inc. (“PTI”)

Thermoform Engineered Quality LLC (“TEQ”)

VACCO Industries (“VACCO”)

Canyon Engineering Products, Inc. (“Canyon”), formerly a part of this segment, was merged into Crissair on January 1, 2014.

RF Shielding and Test (“Test”):

Beijing Lindgren ElectronMagnetic Technology Co., Ltd.

ETS-Lindgren GmbH (name changed from EMV Elektronische Messgeräte Vertriebs-GmbH in 2013)

ETS Lindgren Engineering India Pvt. Ltd.

ETS-Lindgren Inc. (“ETS-Lindgren”) (successor to ETS-Lindgren, L.P. and formerly known as Lindgren R.F. Enclosures, Inc. – see below)

ETS Lindgren Japan, Inc.

ETS Lindgren Limited

ETS-Lindgren OY

The Test segment entities listed above are sometimes collectively referred to herein as “ETS-Lindgren.”

Utility Solutions Group (“USG”):

Doble Engineering Company

Doble PowerTest Ltd.

Doble TransiNor AS

The Doble entities listed above are sometimes collectively referred to herein as “Doble.”

Aclara Technologies LLC, formerly a part of this segment, was characterized as discontinued operations and/or assets held for sale beginning in the third quarter of fiscal 2013, and was divested in the second quarter of fiscal 2014. See the discussion in the next section, “Discontinued Operations/Assets Held for Sale,” and in Note 2 of the Notes to Consolidated Financial Statements included herein.

The Company’s operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below. Their respective businesses are subject to a number of risks and uncertainties, including without limitation those discussed in Item 1A, “Risk Factors.” See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Forward-Looking Information” herein.

ESCO is continually seeking ways to save costs, streamline its business processes and enhance the branding of its products and services. On October 1, 2012 the Company consolidated its two domestic Test segment operating companies by merging ETS-Lindgren, L.P. into Lindgren R.F. Enclosures Inc., which was renamed ETS-Lindgren Inc., and during fiscal 2013 it also consolidated the Test segment’s four domestic manufacturing facilities into three, closing the facility in Glendale Heights, Illinois. On April 17, 2013, the Company announced plans to close its Doble Lemke manufacturing operation in Germany and relocate the manufacture of its Partial Discharge products to existing lower-cost locations in Europe; this closure was substantially completed by the end of fiscal 2013. On January 1, 2014 the Company merged Canyon into Crissair and during fiscal 2014 the Company substantially completed the consolidation of Crissair’s operations into Canyon’s facility in Valencia, California.

ESCO is also continually seeking opportunities to supplement its growth by making strategic acquisitions. Information about the Company’s acquisitions during fiscal 2013 is provided in Note 3 of the Notes to Consolidated Financial Statements included herein; the Company did not make any acquisitions during fiscal 2014.

Discontinued Operations/Assets Held for Sale

During the third quarter of fiscal 2013, the Company’s Board of Directors approved the initiation of a process to sell that portion of the Company’s USG segment represented by Aclara Technologies LLC and two related entities (together, “Aclara”). The sale of Aclara was completed on March 28, 2014.

Prior to the sale Aclara constituted a component of the Company with operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity, and Aclara’s assets and liabilities constituted a disposal group to be classified as held for sale. Accordingly, for financial reporting purposes Aclara is reflected as discontinued operations and/or assets/liabilities held for sale for all periods presented in this report; and the Company’s financial statements for prior periods have been appropriately restated. Unless otherwise specifically stated, all operating results presented in this report are exclusive of discontinued operations.

Products

The Company’s principal products are described below. See Note 15 of the Notes to Consolidated Financial Statements included herein, for financial information regarding business segments and 10% customers.

Filtration

The Filtration segment accounted for approximately 44%, 44% and 41% of the Company’s total revenue in fiscal years 2014, 2013 and 2012, respectively.

PTI is a leading supplier of filtration and fluid control products serving the commercial aerospace, military aerospace and various industrial markets. Products include filter elements, manifolds, assemblies, modules, indicators and other related components. All products must meet stringent qualification requirements and withstand severe operating conditions. Product applications include: hydraulic, fuel, cooling and air filtration systems for fixed wing and rotary aircraft, mobile transportation and construction equipment, aircraft engines and stationary plant equipment. PTI supplies products worldwide to original equipment manufacturers and the U.S. government under long term contracts, and to the commercial and military aftermarket through distribution channels.

VACCO supplies filtration and fluid control products including valves, manifolds, filters, regulators and various other components for use in the space, military aerospace, defense missile systems, U.S. Navy and commercial industries. Applications include aircraft fuel and de-icing systems, missiles, satellite propulsion systems, satellite launch vehicles and other space transportation systems such as the Space Launch System. VACCO also utilizes its multi-fab technology and capabilities to produce products for use in space and U.S. Navy applications.

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

TEQ produces highly engineered thermoformed products and packaging materials for medical, pharmaceutical, retail, food and electronic applications. Through its alliance partner program, TEQ also provides its clients with a total packaging solution including engineering services and testing, sealing equipment and tooling, contract manufacturing, and packing.

Test

The Test segment accounted for approximately 34%, 34% and 37% of the Company’s total revenue in fiscal years 2014, 2013 and 2012, respectively.

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

USG

Revenue from Doble’s various products and services accounted for approximately 22%, 22% and 23% of the Company’s total revenue in fiscal years 2014, 2013 and 2012, respectively.

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

Doble has been operating for over 90 years, and serves over 5,500 companies in over 110 countries. It has six offices in the United States and nine international offices.

Marketing and Sales

The Filtration and Test segments’ products, as well as Doble’s products, generally are distributed to customers through a domestic and foreign network of distributors, sales representatives, direct sales teams and in-house sales personnel.

The Company’s international sales accounted for approximately $157 million (30%), $154 million (31%) and $162 million (34%) of the Company’s total revenue in fiscal years 2014, 2013 and 2012, respectively. See Note 15 of the Notes to Consolidated Financial Statements included herein for financial information regarding geographic areas. See also Item 1A, “Risk Factors,” for a discussion of risks of the Company’s international operations.

Some of the Company’s products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government, primarily related to the Filtration segment, accounted for approximately 19%, 20% and 13% of the Company’s total revenue in fiscal years 2014, 2013 and 2012, respectively.

Intellectual Property

The Company owns or has other rights in various forms of intellectual property (i.e., patents, trademarks, service marks, copyrights, mask works, trade secrets and other items). As a major supplier of engineered products to industrial and commercial markets, the Company emphasizes developing intellectual property and protecting its rights therein. However, the scope of protection afforded by intellectual property rights, including those of the Company, is often uncertain and involves complex legal and factual issues. Some intellectual property rights, such as patents, have only a limited term. Also, there can be no assurance that third parties will not infringe or design around the Company’s intellectual property. Policing unauthorized use of intellectual property is difficult, and infringement and misappropriation are persistent problems for many companies, particularly in some international markets. In addition, the Company may not elect to pursue an unauthorized user due to the high costs and uncertainties associated with litigation. Further, there can be no assurance that courts will ultimately hold issued patents or other intellectual property valid and enforceable. See Item 1A, “Risk Factors.”

A number of products in the Filtration segment are based on patented or otherwise proprietary technology that sets them apart from the competition. VACCO’s proprietary quieting technology, which it protects as trade secrets, is a significant differentiator for products supplied to the U.S. Navy submarine fleet.

In the Test segment, patent protection has been sought for significant inventions. Examples of such inventions include novel designs for window and door assemblies used in shielded enclosures and anechoic chambers, improved acoustic techniques for sound isolation and a variety of unique antennas. In addition, the Test segment holds a number of patents, and has patents pending, on products used to perform wireless device testing.

In the USG segment, the segment policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products and methods of operation for its businesses, as such developments are made. Doble is pursuing patent protection on improvements to its line of diagnostic equipment. Doble also holds an extensive library of apparatus performance information useful to Doble employees and to entities that generate, distribute or consume electric energy. Doble makes part of this library available to registered users via an Internet portal.

The Company considers its patents and other intellectual property to be of significant value in each of its segments.

Backlog

Total Company backlog of firm orders from continuing operations at September 30, 2014 was $302.9 million, representing an increase of $30.8 million (11%) from the beginning of the fiscal year backlog of $272.1 million. The backlog at September 30, 2014 and September 30, 2013, respectively, was: $179.1 million and $157.7 million for Filtration; $90.7 million and $90.4 million for Test; and $33.1 million and $24.0 million for USG. As of September 30, 2014, it is estimated that domestic customers accounted for approximately 70% of the Company’s total firm orders, and international customers accounted for approximately 30%. Of the total Company backlog at September 30, 2014, approximately 79% is expected to be completed in the fiscal year ending September 30, 2015.

Purchased Components and Raw Materials

The Company’s products require a wide variety of components and materials. Although the Company has multiple sources of supply for most of its materials requirements, certain components and raw materials are supplied by sole source vendors, and the Company’s ability to perform certain contracts depends on their performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities. However, The Company does have some risk of shortages of materials or components due to reliance on sole or limited sources of supply. See Item 1A, “Risk Factors.”

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

The Test segment is a vertically integrated supplier of electro-magnetic (“EM”) shielding and RF absorbing products, producing most of its critical RF components. This segment purchases significant quantities of raw materials such as polyurethane foam, polystyrene beads, steel, aluminum, copper, nickel and wood. Accordingly, it is subject to price fluctuations in the worldwide raw materials markets, although ETS-Lindgren has long-term contracts with a number of its suppliers of certain raw materials.

Competition

Competition in the Company’s major markets is broadly based and global in scope. The Company faces intense competition from a large number of companies for nearly all of its products. Competition can be particularly intense during periods of economic slowdown, and this has been experienced in some of our markets. Although the Company is a leading supplier in several of the markets it serves, it maintains a relatively small share of the business in many of the other markets it serves. Individual competitors range in size from annual revenues of less than $1 million to billion-dollar enterprises. Because of the specialized nature of the Company’s products, its competitive position with respect to its products cannot be precisely stated. In the Company’s major served markets, competition is driven primarily by quality, technology, price and delivery performance. See Item 1A, “Risk Factors.”

Primary competitors of the Filtration segment include Pall Corporation, Moog, Inc., Sofrance, CLARCOR Inc. and PneuDraulics.

The Test segment is a global leader in the EM shielding market. Significant competitors in this served market include Rohde & Schwarz GMBH, Microwave Vision SA (MVG), TDK RF Solutions Inc., Albatross GmbH, IMEDCO AG and Cuming Corporation.

OMICRON electronics Corp. USA has for some time been a primary competitor of Doble in the international market, and has increased competition in the North America market. OMICRON has the ability to heavily fund research and development. In addition, Megger Group Limited and Qualitrol (a subsidiary of Danaher Group) are significant diagnostic test equipment competitors to Doble.

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

Total Company-sponsored research and development expenses were approximately $16.9 million, $12.7 million and $14.3 million for fiscal years 2014, 2013 and 2012, respectively. Total customer-sponsored research and development expenses were approximately $11.6 million, $15.0 million and $9.2 million for fiscal years 2014, 2013 and 2012, respectively. All of the foregoing expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $12.5 million, $7.7 million and $12.2 million for fiscal years 2014, 2013 and 2012, respectively.

Environmental Matters

The Company is involved in various stages of investigation and cleanup relating to environmental matters. It is very difficult to estimate the potential costs of such matters and the possible impact of these costs on the Company at this time due in part to: the uncertainty regarding the extent of pollution; the complexity of Government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of cost recovery; the uncertain level of the Company’s responsibility for any contamination; the possibility of joint and several liability with other contributors under applicable law; and the ability of other contributors to make required contributions toward cleanup costs. Based on information currently available, the Company does not believe that the aggregate costs involved in the resolution of any of its environmental matters will have a material adverse effect on the Company’s financial condition or results of operations.

Government Contracts

The Company contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government. Although VACCO has a number of “cost-plus” Government contracts, the Company’s Government contracts also include firm fixed-price contracts under which work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Under these fixed-price contracts, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the Company. All Government prime contracts and virtually all of the Company’s Government subcontracts provide that they may be terminated at the convenience of the Government or the customer. Upon such termination, the Company is normally entitled to receive equitable compensation from the customer. See “Marketing and Sales” in this Item 1, and Item 1A, “Risk Factors,” for additional information regarding Government contracts and related risks.

Employees

As of September 30, 2014, the Company employed approximately 2,103 persons.

Financing

For information about the Company’s credit facility, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bank Credit Facility,” and Note 9 of the Notes to Consolidated Financial Statements included herein, which are incorporated into this Item by reference.

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

Executive Officers of the Registrant

The following sets forth certain information as of November 1, 2014 with respect to the Company’s executive officers. These officers are elected annually to terms which expire at the first meeting of the Board of Directors after the next Annual Meeting of Stockholders.

Name	Age	Position(s)
Victor L. Richey	57	Chairman of the Board of Directors and Chief Executive Officer since April 2003; President since October 2006 *

Gary E. Muenster	54	Executive Vice President and Chief Financial Officer since February 2008; Director since February 2011

Alyson S. Barclay	55	Senior Vice President, Secretary and General Counsel since November 2008

____________

* Mr. Richey also serves as Chairman of the Executive Committee of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

Item 1A. Risk Factors

This Form 10-K, including Item 1, “Business,” Item 2, “Properties,” Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contains “forward-looking statements” within the meaning of the safe harbor provisions of the federal securities laws, as described under “Forward-Looking Statements” above.

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

During the past three fiscal years, from 13% to 20% of our revenues from continuing operations have been generated from sales to the U.S. Government or its contractors. These sales are dependent on continuous government funding of the underlying programs. There could be reductions or terminations of, or delays in, the government funding on programs which apply to us or our customers. These funding effects could adversely affect our sales and profit, and could bring about a restructuring of our operations, which could result in an adverse effect on our financial condition or results of operations.

For example, a significant part of VACCO’s sales involve major U.S. Government space programs. A reduction or delay in Government spending on these programs could have a significant adverse impact on our financial results.

Negative worldwide economic conditions and related credit shortages could result in a decrease in our sales and an increase in our operating costs, which could adversely affect our business and operating results.

If there is a worsening of global and U.S. economic and financial market conditions and additional tightening of global credit markets, as experienced in certain European countries, many of our customers may further delay or reduce their purchases of our products. Uncertainties in the global economy may cause the utility industry to experience shortages in available credit, which could limit capital spending. To the extent this problem affects customers of our USG segment, the sales and profits of this segment could be adversely affected. Likewise, if our suppliers face challenges in obtaining credit, they may have to increase their prices or become unable to continue to offer the products and services we use to manufacture our products, which could have an adverse effect on our business, results of operations and financial condition.

Economic, political and other risks of our international operations could adversely affect our business.

In fiscal 2014, approximately 30% of our sales from continuing operations were made to international customers. An economic downturn or an adverse change in the political situation in certain foreign countries in which we do business could cause a decline in revenues and adversely affect our financial condition. For example, our Test segment does significant business in Asia and Europe. Changes in the Asian political climate or political changes in specific Asian countries could negatively affect our business. Weakness in the European economy could have a significant adverse effect on our European revenues. For example, several Doble and ETS-Lindgren companies are based in Europe, and could be negatively impacted by weakness in the European economy. In addition, political unrest, wars and terrorism, such as the current situation in the Middle East, could adversely affect our business.

The U.S. International Traffic in Arms Regulations (“ITAR”), which impose certain restrictions on the U.S. export of defense articles and services, may be viewed as too restrictive by our international customers, who may develop their own domestic products or elect to procure products from other international suppliers which are not subject to such export restrictions. In addition, the laws, regulations or policies of certain other countries may favor domestic suppliers over foreign suppliers such as the Company.

Our international sales are also subject to other risks inherent in foreign commerce, including currency fluctuations and devaluations, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and resolving disputes with our foreign customers.

The Company has guaranteed certain Aclara contracts.

In connection with the sale of Aclara, the Company agreed to remain a guarantor of Aclara’s performance of certain Aclara contracts. If Aclara were to fail to perform any of these guaranteed contracts, the other party to the contract could seek damages resulting from the non-performance from the Company, and such damages could have an adverse effect on our business, operating results or financial condition. If the Company did become liable for these damages, it would be entitled to seek indemnification from Aclara, although its ability to recover would be subject to Aclara’s financial position at that time

Much of our competition is broadly based and global in scope.

We face competition from a large number of manufacturers and distributors for nearly all of our products. Some of our competitors are larger, more diversified corporations, global in scope, with greater financial, marketing, production and research and development resources. If we cannot compete successfully against current or future competitors, it could have a material adverse effect on our business, financial condition and results of operations. See Item 1, “Business – Competition” for further discussion of these factors.

A significant part of our manufacturing operations depends on a small number of third-party suppliers.

A significant part of our manufacturing operations relies on a small number of third-party manufacturers to supply the segment’s products. For example, Doble has arrangements with four manufacturers which produce and supply substantially all of its end-products. One of these suppliers produces approximately 90% of Doble’s products from two locations within the United States. A significant disruption in the supply of those products could negatively affect the timely delivery of products to customers as well as future sales, increasing costs and reducing margins.

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

The cost of raw materials and product components is a major element of the total cost of many of our products. For example, our Test segment’s critical components rely on purchases of raw materials from third parties. Increases in the prices of raw materials (such as steel, copper, nickel, zinc, wood and petrochemical products) could have an adverse impact on our business by, among other things, increasing costs and reducing margins. In the Filtration segment, aerospace-grade titanium and gaseous helium, important raw materials for VACCO, Crissair and PTI, may at times be in short supply. Further, many of Doble’s items of equipment which are provided to its customers for their use are in the maturity of their life cycles, which creates the risk that replacement components may be unavailable or available only at increased costs.

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

We have experienced variability in quarterly results and believe our quarterly results will continue to fluctuate as a result of many factors, including the size and timing of customer orders, governmental actions, changes in existing taxation rules or practices, the gain or loss of significant customers, timing and levels of new product developments, shifts in product or sales channel mix, increased competition and pricing pressure, and general economic conditions.

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

Changes in testing standards could adversely impact our Test and USG segments’ sales.

A significant portion of the business of our Test and USG segments involves sales to technology customers, which result from these customers needing to meet specific international and domestic test standards. If demand for product testing from these customers decreases, our business could be adversely affected. Likewise, if regulatory agencies eliminate or reduce certain domestic or international test standards, our sales could be adversely affected. For example, if Wi-Fi technology in mobile phones were to be superseded by a new communications technology, then there might be no need for certain testing on mobile phones. Also, if a regulatory authority were to relax the test standards for certain electronic devices because they were determined not to interfere with the broadcast spectrum, our sales of certain products could be reduced.

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

For example, a substantial portion of PTI’s revenue is generated from commercial aviation aftermarket sales. As certain aircraft are retired and replaced by newer aircraft, there could be a corresponding decrease in sales associated with our current products. Such a decrease could adversely affect our operating results. In addition, if the Government cuts back the space program (for example, the Space Launch System), VACCO’s sales of space products would be reduced, and its revenues could be adversely affected.

Product defects could result in costly fixes, litigation and damages.

If there are claims related to defective products (under warranty or otherwise), particularly in a product recall situation, we could be faced with significant expenses in replacing or repairing the product. For example, the Filtration segment obtains raw materials, machined parts and other product components from suppliers who provide certifications of quality which we rely on. Should these product components be defective and pass undetected into finished products, or should a finished product contain a defect, we could incur significant costs for repairs, re-work and/or removal and replacement of the defective product.

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

We are currently involved as a responsible party in several ongoing investigations and remediations of contaminated third-party owned properties. In addition, environmental contamination may be discovered in the future on properties which we formerly owned or operated and for which we could be legally responsible. Future costs associated with these situations, including those currently unknown to us, are difficult to quantify but could have a significant effect on our financial condition. See Item 1, “Business – Environmental Matters” for a discussion of these factors.

The loss of specialized key employees could affect our performance and revenues.

There is a risk of our losing key employees having engineering and technical expertise to other employers. For example, our USG segment relies heavily on engineers with significant experience and reputation in the utility industry to furnish expert consulting services and support to customers. There is a current trend of a shortage of these qualified engineers because of hiring competition from other companies in the industry. Loss of these employees to other employers could reduce the segment’s ability to provide services and negatively affect our revenues.

Our acquisitions of other companies carry risk.

We have acquired other companies in the past and expect to continue to do so in the future if favorable opportunities arise. Acquisitions of other companies involve numerous risks, including difficulties in the integration of the operations, technologies and products of the acquired companies, the potential exposure to unanticipated and undisclosed liabilities, the potential that expected benefits or synergies are not realized and that operating costs increase, the potential loss of key personnel, suppliers or customers of acquired businesses and the diversion of Management’s time and attention from other business concerns. Although we will attempt to identify and evaluate the risks inherent in any future transaction, we may not properly ascertain or mitigate all such risks, and our failure to do so could have a material adverse effect on our business.

We may incur significant costs, experience short term inefficiencies, or be unable to realize expected long term savings from our planned facility consolidations and other business reorganizations.

We periodically assess the cost and operational structure of our facilities in order to manufacture and sell our products in the most efficient manner. Based on our assessments, we determined to relocate and consolidate Crissair’s operations from a leased facility in Palmdale, California into Canyon’s owned facility in Valencia, California. Although the relocation was completed as of September 30, 2014, completion of the consolidation, as well as any future facility reorganizations which we may undertake, may require us to incur significant costs and may result in short term business inefficiencies as we consolidate and close facilities and transition our employees. In addition, we may not achieve the expected long term benefits from these consolidations. Any or all of these factors could result in an adverse impact on our operating results, cash flows and financial condition.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company believes its buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for the Company’s current production requirements and other needs.

The Company’s principal properties comprise approximately 1,004,200 square feet of floor space, as described in the table below, of which approximately 760,500 square feet are owned and approximately 243,700 square feet are leased. Leased facilities of less than 10,000 square feet are not included. See also Note 7 to the Consolidated Financial Statements included herein.

Location	Approximate Size (Sq. Ft.)	Owned/ Leased	If Leased, Expiration Date	Principal Use(s) and (Operating Segment)
Oxnard, CA	127,400	Owned		Management, Engineering & Manufacturing (Filtration)
Cedar Park, TX	118,000	Owned		Management, Engineering & Manufacturing (Test)
South El Monte, CA	100,100	Owned		Management, Engineering & Manufacturing (Filtration)
Durant, OK	100,000	Owned		Manufacturing (Test)
Huntley, IL	85,000	Owned		Management & Manufacturing (Filtration)
Watertown, MA	78,500	Owned		Management, Engineering & Manufacturing (USG)
Valencia, CA	79,300	Owned		Management, Engineering & Manufacturing (Filtration)
South El Monte, CA	43,700	Leased	6/30/2016	Management, Engineering & Manufacturing (Filtration)
Eura, Finland	40,900	Owned		Management, Engineering & Manufacturing (Test)
Beijing, China	39,100	Leased	Various, from 12/2014 to 12/2016	Manufacturing (Test)
Palmdale, CA *	38,000	Leased	7/31/2015 (five 1-year renewal options)	Management, Engineering & Manufacturing (Filtration)
Minocqua, WI	31,300	Owned		Engineering & Manufacturing (Test)
South El Monte, CA	20,400	Leased	6/30/2016	Management & Engineering (Filtration)
St. Louis, MO	21,500	Leased	8/31/2020 (two 5-year renewal options)	ESCO Corporate Headquarters
Taufkirchen, Germany	13,700	Leased	12/1/2015	Management & Engineering (Test)
Stevenage, England	12,200	Leased	6/2017	Management, Engineering & Manufacturing (Test)
Huntley, IL	11,500	Leased	8/31/2015	Management & Manufacturing (Filtration)
Marlborough, MA	11,200	Leased	6/30/2020	Management & Engineering (USG)
Wood Dale, IL	10,700	Leased	2/28/2019	Management & Engineering (Test)
Bangalore, India	10,100	Leased	Various, from 4/2015 to 6/2019	Management & Engineering Warehouse (Test)

* This facility was vacated at the end of fiscal 2014.

Item 3. Legal Proceedings

As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. With respect to claims and litigation asserted or commenced against the Company, it is the opinion of Management that final judgments, if any, which might be rendered against the Company are adequately reserved for, are covered by insurance, or are not likely to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range Of Common Stock. The Company’s common stock is listed on the New York Stock Exchange under the symbol “ESE.” The following table summarizes the high and low prices of the common stock for each quarter in the last two fiscal years.

	2014		2013
Quarter	High	Low	High	Low
First	$37.16	32.18	$39.31	34.00
Second	37.39	32.44	42.42	37.85
Third	35.60	32.21	41.31	31.20
Fourth	36.70	32.77	35.70	30.25

Holders of Record. As of October 31, 2014 there were approximately 1,997 holders of record of the Company’s common stock.

Dividends. For information about dividends paid on the common stock in the last two fiscal years, please refer to Note 17 to the Company’s Consolidated Financial Statements included herein.

Company Purchases of Equity Securities.

During the fourth quarter of fiscal 2014 the Company repurchased the following shares of its Common Stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
July 1-31, 2014	147,351	$33.91	147,351	$76.3 Million
August 1-31, 2014	33,771	$33.92	33,771	$75.1 Million
September 1-30, 2014	63,521	$34.95	63,521	$72.9 Million
Total	244,643	$34.18	244,643	$72.9 Million

__________________

*	On August 8, 2012, the Company’s Board of Directors authorized a common stock repurchase program (the “2012 Program”), which was announced on August 9, 2012. Under the 2012 Program, the Company may repurchase shares of its stock from time to time in its discretion, in the open market or otherwise, up to a maximum total repurchase amount equal to $100 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). The 2012 Program has twice been extended by the Board and is currently scheduled to expire September 30, 2015. There currently is no repurchase program which the Company has determined to terminate prior to the program’s expiration, or under which the Company does not intend to make further purchases.

Securities Authorized for Issuance Under Equity Compensation Plans. For information about securities authorized for issuance under the Company’s equity compensation plans, please refer to Item 12 of this Form 10-K and to Note 11 to the Company’s Consolidated Financial Statements included herein.

Performance Graph. The graph and table below present a comparison of the cumulative total shareholder return on the Company’s common stock as measured against the Russell 2000 index and two customized peer groups whose individual component companies are listed below. The Company changed the composition of the peer group in 2014, so the peer group used for the corresponding disclosures in 2013 is also shown for comparison. The Company is not a component of either the 2014 peer group or the 2013 peer group, but it is a component of the Russell 2000 Index. The measurement period begins on September 30, 2009 and measures at each September 30 thereafter. These figures assume that all dividends, if any, paid over the measurement period were reinvested, and that the starting values of each index and the investments in the Company’s common stock were $100 at the close of trading on September 30, 2009.

12

	9/30/09	9/30/10	9/30/11	9/30/12	9/30/13	9/30/14
ESCO Technologies Inc.	$100.00	85.08	65.81	101.29	87.39	92.53
Russell 2000	100.00	113.35	109.35	144.24	187.59	194.96
2013 Peer Group	100.00	115.75	115.48	141.18	168.53	157.16
2014 Peer Group	100.00	126.11	130.59	167.33	195.58	215.85

The 2014 peer group is comprised of nine companies that correspond to the Company’s three industry segments as follows: Filtration/Fluid Flow segment (44% of the Company’s 2014 total revenue) – CIRCOR International, Inc., CLARCOR Inc., Moog Inc. and Pall Corporation; Test segment (34% of the Company’s 2014 total revenue) – EXFO Inc. and FARO Technologies, Inc.; and Utility Solutions Group segment (22% of the Company’s 2014 total revenue) – Aegion Corporation, Ameresco, Inc. and EnerNOC, Inc.

The 2013 peer group was comprised of seven companies that corresponded to the Company’s three industry segments as follows: Filtration/Fluid Flow segment (44% of the Company’s 2013 total revenue) – CLARCOR Inc. and Pall Corporation; Test segment (34% of the Company’s 2013 total revenue) – Aeroflex Holding Corporation; and Utility Solutions Group segment (22% of the Company’s 2013 total revenue) – Badger Meter Inc., Echelon Corporation, Itron Inc. and Roper Industries Inc. Aeroflex Holding Corporation was acquired in September 2014 and is therefore not included in the September 2014 figures.

In calculating the composite return of the 2013 and 2014 peer groups, the return of each company comprising the peer group is weighted by (a) its market capitalization in relation to the other companies in its corresponding Company industry segment, and (b) the percentage of the Company’s total revenue represented by its corresponding Company industry segment. For purposes of these calculations, total revenue excludes discontinued operations.

Item 6. Selected Financial Data

The following selected consolidated financial data of the Company and its subsidiaries should be read in conjunction with the Company’s Consolidated Financial Statements, the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, as of the respective dates indicated and for the respective periods ended thereon.

(Dollars in millions, except per share amounts)	2014	2013	2012	2011	2010

For years ended September 30:
Net sales	$531.1	490.1	478.7	450.8	350.0

Net earnings from continuing operations	42.6	31.3	34.8	37.1	17.5
Net (loss) earnings from discontinued operations	(42.2)	(56.9)	12.1	15.4	27.3
Net earnings (loss)	0.4	(25.6)	46.9	52.5	44.8

Earnings (loss) per share:
Basic:
Continuing operations	$1.61	1.18	1.30	1.39	0.66
Discontinued operations	(1.60)	(2.15)	0.46	0.58	1.04
Net earnings (loss)	$0.01	(0.97)	1.76	1.97	1.70
Diluted:
Continuing operations	$1.60	1.17	1.29	1.38	0.65
Discontinued operations	(1.58)	(2.13)	0.44	0.57	1.03
Net earnings (loss)	$0.02	(0.96)	1.73	1.95	1.68

Diluted: continuing operations – as adjusted*	$1.65	1.47	1.29	1.38	0.65

As of September 30:
Working capital	$148.9	163.6	139.2	122.5	109.4
Total assets	845.9	1,092.3	1,033.8	1,011.8	974.3
Total debt	40.0	172.0	115.0	125.0	154.0
Shareholders’ equity	580.2	601.7	631.3	600.7	556.0

Cash dividends declared per common share	$0.32	0.32	0.32	0.32	0.32

*	2014 diluted EPS from continuing operations – as adjusted excludes $0.05 per share of charges related to the exit and relocation of Crissair’s facility from Palmdale, CA to Valencia, CA. 2013 diluted EPS from continuing operations – as adjusted excludes $0.30 per share of facility consolidation and restructuring charges incurred at ETS-Lindgren and Doble Lemke.

See also Notes 2 and 3 to the Consolidated Financial Statements included herein for discussion of divestiture and acquisition activity. Beginning in the third quarter of 2013, Aclara was classified as discontinued operations and assets/liabilities held for sale. Prior period amounts have been reclassified to conform to the current period presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements included herein and Notes thereto and refers to the Company’s results from continuing operations, except where noted. On March 28, 2014, the Company completed the sale of Aclara Technologies LLC (Aclara) to an affiliate of Sun Capital Partners, Inc. The divestiture generated approximately $135 million of gross cash proceeds. The cash proceeds were used to pay down a significant portion of the Company’s outstanding debt under its revolving credit facility. At September 30, 2014, the Company had a net debt position of approximately $5 million (net debt position is defined as total debt less net cash).

The parties have not reached agreement on the calculation of the final working capital adjustment as the buyer has proposed several adjustments to the working capital estimate calculated at closing. The Company is currently working with the buyer relating to its proposed adjustments; however, the final working capital adjustment cannot be determined at this time. Aclara is reflected as discontinued operations and/or assets/liabilities held for sale in the financial statements and related notes for all periods shown.

Aclara’s pretax (loss) earnings recorded in discontinued operations was $(48.2) million, $(62.1) million and $19.5 million for 2014, 2013 and 2012, respectively. Aclara’s net sales were $129.6 million, $184.5 million and $209.7 million for 2014, 2013 and 2012, respectively. Aclara’s operations were included within the Company’s USG segment prior to the classification as discontinued operations.

The years 2014, 2013 and 2012 refer to the fiscal years ended September 30, 2014, 2013 and 2012, respectively, and are used throughout the document.

Introduction

ESCO Technologies Inc. and its wholly owned subsidiaries (the Company) are organized into three reportable operating segments: Filtration/Fluid Flow (Filtration), RF Shielding and Test (Test), and Utility Solutions Group (USG). The Company’s business segments are comprised of the following primary operating entities:

•	Filtration: PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair) and Thermoform Engineered Quality LLC (TEQ),

•	Test: ETS-Lindgren Inc. (ETS-Lindgren),

•	USG: Doble Engineering Company (Doble).

Filtration. The companies within this segment primarily design and manufacture specialty filtration products including hydraulic filter elements and fluid control devices used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned aircraft and submarines.

Test. ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy.

USG. Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of power factor and partial discharge testing instruments used to assess the integrity of high-voltage power delivery equipment.

The Company continues to operate with meaningful growth prospects in its primary served markets and with considerable financial flexibility. The Company continues to focus on new products that incorporate proprietary design and process technologies. Management is committed to delivering shareholder value through internal growth, ongoing performance improvement initiatives, and acquisitions.

Highlights of 2014 Continuing Operations

•	Sales, net earnings from continuing operations and diluted earnings per share from continuing operations were $531.1 million, $42.6 million and $1.60 per share, respectively, compared to sales, net earnings and diluted earnings per share of $490.1 million, $31.3 million and $1.17 per share in 2013.

•	Diluted earnings per share from continuing operations on an adjusted basis was $1.65 per share in 2014 which excludes $0.05 per share of restructuring costs related to the exit and relocation of Crissair’s Palmdale, California operation into the Canyon facility in Valencia, California. This move was completed as of September 30, 2014. Management believes EPS-As Adjusted is more representative of the Company’s 2014 ongoing performance and allows shareholders better visibility into the Company’s underlying operations.

•	Net cash provided by operating activities from continuing operations was approximately $45 million in 2014.

•	At September 30, 2014, cash on hand was $35.1 million and outstanding debt was $40.0 million, for a net debt position of approximately $5 million.

•	2014 entered orders from continuing operations were $561.9 million resulting in a book-to-bill ratio of 1.06x. Backlog from continuing operations at September 30, 2014 was $302.9 million compared to $272.1 million at September 30, 2013.

•	During 2014, the Company repurchased approximately 350,000 shares of its common stock for $12.0 million.

•	The Company declared dividends of $0.32 per share, totaling $8.5 million in payments during 2014.

Results of Continuing Operations

Net Sales

				Change	Change
	Fiscal year ended			2014	2013
(Dollars in millions)	2014	2013	2012	vs.2013	vs.2012
Filtration	$233.7	214.1	194.8	9.2%	9.9%
Test	181.8	166.7	175.9	9.1%	(5.2)%
USG	115.6	109.3	108.0	5.8%	1.2%
Total	$531.1	490.1	478.7	8.4%	2.4%

Net sales increased $41.0 million, or 8.4%, to $531.1 million in 2014 from $490.1 million in 2013. Net sales increased $11.4 million, or 2.4%, to $490.1 million in 2013 from $478.7 million in 2012. The increase in net sales in 2014 as compared to 2013 was due to: a $19.6 million increase in the Filtration segment; a $15.1 million increase in the Test segment; and a $6.3 million increase in the USG segment. The increase in net sales in 2013 as compared to 2012 was due to: a $19.3 million increase in the Filtration segment; a $1.3 million increase in the USG segment; partially offset by a $9.2 million decrease in the Test segment.

Filtration. The $19.6 million, or 9.2%, increase in net sales in 2014 as compared to 2013 was due to: a $10.2 million increase in net sales from VACCO due to higher shipments of its space products; an $8.5 million increase in net sales at Crissair mainly due to the Canyon acquisition and higher aerospace product shipments; and a $0.9 million increase in net sales at TEQ due to higher shipments to commercial customers.

The $19.3 million, or 9.9%, increase in net sales in 2013 as compared to 2012 was due to: a $16.2 million increase in net sales from VACCO due to higher shipments of its space and defense products; a $6.7 million increase in net sales at Crissair (the 2013 acquisition of Canyon contributed $3.3 million of this increase); partially offset by a $3.2 million decrease in net sales at PTI driven by lower shipments of aerospace elements and couplings, and a $0.4 million decrease in net sales at TEQ.

Test. The net sales increase of $15.1 million, or 9.1%, in 2014 as compared to 2013 was due to: a $12.9 million increase in net sales from the segment’s U.S. operations mainly due to a large automotive chamber project, and projects in the test and measurement market; a $3.3 million increase in net sales from the segment’s European operations; partially offset by a $1.1 million decrease in net sales from the Company’s Asian operations due to timing of projects.

The sales decrease of $9.2 million, or 5.2%, in 2013 as compared to 2012 was due to: an $8 million decrease in net sales from the segment’s European operations due to timing of projects and softness in the European economy; a $6.4 million decrease in net sales from the Company’s Asian operations due to timing of chamber projects; partially offset by a $5.2 million increase in net sales from the segment’s U.S. operations due to an increase in projects in the EMP (electro-magnetic pulse) market.

USG. The net sales increase of $6.3 million, or 5.8%, in 2014 as compared to 2013, and the sales increase of $1.3 million, or 1.2%, in 2013 as compared to 2012 were both driven by an increase in service revenues at Doble.

Orders and Backlog

New orders received from continuing operations in 2014 were $561.9 million as compared to $516.7 million in 2013, resulting in order backlog of $302.9 million at September 30, 2014, as compared to order backlog of $272.1 million at September 30, 2013. In 2014, the Company recorded $255.1 million of orders related to Filtration products, $182.1 million related to Test products, and $124.7 million related to USG products. Orders are entered into backlog as firm purchase order commitments are received.

In 2013, the Company recorded $232.1 million of orders related to Filtration products, $177.7 million related to Test products, and $106.9 million related to USG products.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $134.9 million, or 25.4% of net sales, in 2014, $129.8 million, or 26.5% of net sales, in 2013, and $128.2 million, or 26.8% of net sales, in 2012. The increase in SG&A expenses in 2014 as compared to 2013 was mainly due to the acquisition of Canyon Engineering in June 2013, higher engineering costs in the Filtration segment related to the recently announced new aerospace platform wins, higher commissions within the Test segment, and higher marketing and selling expenses within the USG segment; partially offset by lower SG&A expenses at Corporate.

The increase in SG&A expenses in 2013 as compared to 2012 was mainly due to an increase in professional fees and acquisition costs incurred at the Corporate level.

Amortization Of Intangible Assets

Amortization of intangible assets was $6.7 million in 2014, $6.2 million in 2013 and $5.7 million in 2012. Amortization of intangible assets included $3.4 million, $3.2 million and $3.8 million of amortization of acquired intangible assets in 2014, 2013 and 2012, respectively, related to the Company’s acquisitions. The amortization of acquired intangible assets related to the Company’s acquisitions is included in the Corporate operating segment’s results. The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses) and are included in the respective segment’s operating results.

Other Expenses (Income), Net

Other expenses (income), net, were $1.8 million in 2014, $5.9 million in 2013 and $(4.4) million in 2012, respectively. The principal components of other expenses (income), net, in 2014 included $1.7 million of costs related to the exit and relocation of Crissair’s Palmdale, California operation into the Canyon facility in Valencia, California. This move was completed as of September 30, 2014. The principal components of other expenses (income), net, in 2013 included $4.1 million of restructuring costs related to the closure of the Doble Lemke facility in Germany; $2.6 million of restructuring costs within the Test segment as a result of the closure of the Glendale Heights, Illinois facility; and a $0.8 million gain on the sale of machinery and equipment within the Filtration segment. The principal component of other expenses (income), net, in 2012 was $(4.5) million of income representing a revaluation of the earnout liability related to the Xtensible acquisition. There were no other individually significant items included in other expenses (income), net, in 2014, 2013 or 2012.

Earnings Before Interest and Taxes (EBIT)

The information reported herein includes the financial measures EBIT, EBIT as a percentage of net sales (EBIT margin), and EPS on an adjusted basis from continuing operations. The Company defines EBIT as earnings before interest and taxes from continuing operations, and defines EPS on an adjusted basis from continuing operations as GAAP EPS from continuing operations less defined restructuring charges. EBIT, and EBIT margin on a consolidated basis and EPS on an adjusted basis are not recognized in accordance with U.S. generally accepted accounting principles (GAAP). However, the Company believes that EBIT and EBIT margin provide investors and Management with a valuable alternative method for assessing the Company’s operating results. Management evaluates the performance of its operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of the Company’s business segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations and incentive compensation. The Company believes that the presentation of EBIT, EBIT margin and EPS on an adjusted basis provides important supplemental information to investors by facilitating comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. The use of non-GAAP financial measures is not intended to replace any measures of performance determined in accordance with GAAP.

EBIT

				Change	Change
	Fiscal year ended			2014	2013
(Dollars in millions)	2014	2013	2012	vs. 2013	vs. 2012
Filtration	$41.4	42.4	38.0	(2.4)%	11.6%
% of net sales	17.7%	19.8%	19.5%
Test	21.1	16.3	14.0	29.4%	16.4%
% of net sales	11.6%	9.8%	8.0%
USG	26.6	21.6	25.9	23.1%	(16.6)%
% of net sales	23.0%	19.8%	24.0%
Corporate	(25.3)	(28.0)	(23.2)	(9.6)%	(20.7)%
Total	$63.8	52.3	54.7	22.0%	(4.4)%
% of net sales	12.0%	10.7%	11.4%

The reconciliation of EBIT from continuing operations to a GAAP financial measure is as follows:

(Dollars in millions)	2014	2013	2012
EBIT	$63.8	52.3	54.7
Less: Interest expense	(1.6)	(2.7)	(2.5)
Less: Income taxes	(19.6)	(18.3)	(17.4)
Net earnings from continuing operations	$42.6	31.3	34.8

Filtration

EBIT decreased $1.0 million in 2014 as compared to 2013 primarily due to $1.7 million of costs related to the exit and relocation of Crissair’s Palmdale, California operation into the Canyon facility in Valencia, California consisting mainly of a facility lease termination charge, severance expenses and manufacturing inefficiencies resulting from the disruption. This move was completed as of September 30, 2014.

EBIT increased $4.4 million in 2013 as compared to 2012 primarily due to the additional sales volumes at VACCO and Crissair as noted earlier.

Test

The $4.8 million increase in EBIT in 2014 as compared to 2013 was due to the additional sales volumes from the segment’s U.S. operations and the cost savings achieved as a result of the 2013 domestic facility consolidation. Approximately $3.4 million of restructuring costs were incurred in 2013 related to the domestic facility consolidation.

The $2.3 million increase in EBIT in 2013 as compared to 2012 was due to product price increases and the savings being realized from the domestic facility consolidation. The increase was partially offset by approximately $3.4 million of restructuring costs consisting mainly of a facility lease termination charge, severance and relocation expenses and manufacturing inefficiencies resulting from the disruption.

USG

The $5.0 million increase in EBIT in 2014 as compared to 2013 was mainly due to an increase in sales volumes and a decrease in restructuring costs that were incurred in 2013 related to the closure of the Doble Lemke manufacturing operation.

The $4.3 million decrease in EBIT in 2013 as compared to 2012 was mainly due to $2.6 million of restructuring costs related to the closure of the manufacturing operation in Germany (Doble Lemke GmbH) and relocation of its partial discharge products and intellectual property to its existing lower cost locations in Europe. These shut-down costs consisted of personnel costs, asset impairment charges, and move related costs. In addition, a $4.5 million gain was recorded in 2012 related to the revaluation of the earnout liability related to the Xtensible acquisition.

Corporate

Corporate operating charges included in consolidated EBIT decreased to $25.3 million as compared to $28 million in 2013 mainly due to a decrease in professional fees and acquisition-related costs.

Corporate operating charges included in consolidated EBIT increased to $28 million as compared to $23.2 million in 2012 mainly due to a $1.5 million pretax write-down of a Doble Lemke trade name and an increase in professional fees and acquisition costs.

The “Reconciliation to Consolidated Totals (Corporate)” in Note 15 to the Consolidated Financial Statements included herein represents Corporate office operating charges.

Interest Expense, Net

Interest expense was $1.6 million in 2014, $2.7 million in 2013, and $2.5 million in 2012. The decrease in interest expense in 2014 as compared to 2013 was due to lower average interest rates (1.5% vs. 1.6%) and lower average outstanding borrowings ($103 million vs. $171 million). The increase in interest expense in 2013 as compared to 2012 was due to higher average interest rates (1.6% vs. 1.2%) and higher average outstanding borrowings ($171 million vs. $126 million).

Income Tax Expense

The effective tax rate from continuing operations for 2014, 2013 and 2012 was 31.5%, 37.0% and 33.4%, respectively. The decrease in the 2014 effective tax rate as compared to 2013 was primarily due to: the release of accruals related to uncertain tax positions as a result of the lapse of statute of limitations and the closing of a U.S. taxing authority’s examination of the Company’s research credit claims which reduced the 2014 effective tax rate by 2.9%; the December 31, 2013 expiration of the research tax credit which increased the 2014 effective tax rate by 1.4%; and an adjustment to the foreign valuation allowance which increased the 2013 effective tax rate by 3.3%.

The increase in the 2013 effective tax rate as compared to 2012 was primarily due to: an adjustment to the foreign valuation allowance which increased the 2013 effective tax rate by 3.3%; the extension of the research tax credit as a result of the American Taxpayer Relief Act of 2012 which reduced the 2013 effective tax rate by 2.2%; a purchase accounting charge which increased the 2012 effective tax rate by 1.0%; and the release of accruals related to uncertain tax positions as a result of the lapse of statute of limitations which reduced the 2012 effective tax rate by 3.7%.

The Company’s foreign subsidiaries have accumulated unremitted earnings of $32.6 million and cash of $27.0 million at September 30, 2014. No deferred taxes have been provided on these accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to indefinitely reinvest these earnings in continuing international operations. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $4.7 million would be due, which would correspondingly reduce the Company’s net earnings. No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

Capital Resources and Liquidity

The Company’s overall financial position and liquidity are strong. Working capital (current assets less current liabilities) decreased to $148.9 million at September 30, 2014, from $163.6 million at September 30, 2013, mainly due to the sale of Aclara partially offset by higher accounts receivable and inventory balances. The $13.5 million increase in accounts receivable at September 30, 2014, was mainly due to: a $6.3 million increase within the USG segment, a $4.1 million increase within the Filtration segment and a $1.9 million increase in the Test segment all due to the increase of sales in the fourth quarter. The $4.1 million increase in inventory at September 30, 2014, was mainly due to a $3.4 million increase in the Test segment due to timing of receipt of raw materials to meet increased sales volumes.

Net cash provided by operating activities from continuing operations was $44.9 million, $37.1 million and $46.1 million in 2014, 2013 and 2012, respectively. The increase in 2014 as compared to 2013 was mainly due to an increase in net earnings and lower operating working capital requirements. The decrease in 2013 as compared to 2012 was due to a decrease in net earnings and higher operating working capital requirements.

Capital expenditures from continuing operations were $12.7 million, $13.9 million and $10.8 million in 2014, 2013 and 2012, respectively. The decrease in 2014 as compared to 2013 was mainly due to the 2013 purchase of the ETS-Lindgren facility in Minocqua, Wisconsin for $1.2 million. The increase in 2013 as compared to 2012 was mainly due to the purchase of the ETS-Lindgren facility in Minocqua, Wisconsin for $1.2 million and an increase in manufacturing equipment within the Filtration segment of approximately $2 million mainly due to the Felix Tool acquisition. There were no commitments outstanding that were considered material for capital expenditures at September 30, 2014. In addition, the Company incurred expenditures for capitalized software of $8.6 million, $8.4 million and $5.3 million in 2014, 2013 and 2012, respectively. The increase in 2014 as compared to 2013 was not material. The increase in 2013 as compared to 2012 was mainly attributable to the Test segment’s software development.

The Company made required pension contributions of $2.7 million, $3.9 million and $4.8 million in 2014, 2013 and 2012, respectively.

Divestiture

On March 28, 2014, the Company completed the sale of Aclara Technologies LLC (Aclara) to an affiliate of Sun Capital Partners, Inc. The divestiture generated approximately $135 million of gross cash proceeds. The cash proceeds were used to pay down a significant portion of the Company’s outstanding debt under its revolving credit facility. At September 30, 2014, the Company had a net debt position (total debt less net cash) of approximately $5 million.

Acquisitions

2013

On June 26, 2013, the Company acquired the stock of Canyon Engineering Products, Inc. (Canyon) for $9.2 million in cash, and additionally, purchased Canyon’s 70,000 square foot manufacturing facility located in Valencia, California for $7 million. Canyon designs and manufactures precision fluid control devices primarily for the aerospace industry and Canyon’s products, technology and customers are very similar to Crissair, Inc. The operating results for Canyon, since the date of acquisition, are included as part of Crissair, Inc. within the Company’s Filtration segment. The Company recorded approximately $1.3 million of goodwill related to the transaction and $1.7 million of amortizable identifiable intangible assets consisting primarily of customer relationships.

On December 21, 2012, the Company acquired the assets of Felix Tool & Engineering, Inc. (Felix Tool) for a purchase price of $1.2 million in cash. Felix Tool is engaged in the design, manufacture and sale of customized perforated tubes for filtration applications in the aerospace and fluid power industry. The purchase price was allocated to property, plant and equipment and inventory based on fair market value at the date of acquisition and there were no intangible assets recorded upon the transaction. The operating results for the business, since the date of acquisition, are included within PTI in the Filtration segment.

On December 10, 2012, the Company acquired the assets of Finepoint Marketing, Inc. (Finepoint) for a purchase price of $2.5 million. Finepoint is the electric power industry’s leading conference provider focused on medium and high voltage circuit breakers, as well as related substation and switchgear topics. The operating results for the business, since the date of acquisition, are included as part of Doble in the USG segment. The Company recorded approximately $1.3 million of goodwill as a result of the transaction and $1.2 million of amortizable identifiable intangible assets consisting of customer relationships.

All of the Company’s acquisitions have been accounted for using the purchase method of accounting, and accordingly, the respective purchase prices were allocated to the assets (including intangible assets) acquired and liabilities assumed based on estimated fair values at the date of acquisition. The financial results from these acquisitions have been included in the Company’s financial statements from the date of acquisition.

Bank Credit Facility

The Company maintains a $450 million revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, N.A., as syndication agent, and eight other participating lenders, with a maturity date of May 14, 2017 (the “Credit Facility”). Through a credit facility expansion option, the Company may elect to increase the size of the Credit Facility by entering into incremental term loans, in any agreed currency, at a minimum of $25 million each up to a maximum of $250 million aggregate; the Company’s ability to access this increase option is subject to acceptance by participating or other outside banks. The Company’s sale of Aclara did not impact the covenants or the amount of availability under the Credit Facility.

At September 30, 2014, the Company had approximately $399 million available to borrow under the Credit Facility, plus the $250 million increase option, in addition to $35.1 million cash on hand. The Company classified $20 million as the current portion of short-term debt as of September 30, 2014, as the Company intends to repay this amount within the next 12 months; however, the Company has no contractual obligation to repay such amount during the next twelve months.

The Credit Facility requires, as determined by certain financial ratios, a facility fee ranging from 17.5 to 35 basis points per annum on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. As of September 30, 2014, the Company was in compliance with all bank covenants.

Cash flow from operations and borrowings under the Credit Facility are expected to provide adequate resources to meet the Company’s capital requirements and operational needs for the foreseeable future.

Dividends

Since 2010 the Company has paid a regular quarterly cash dividend at an annual rate of $0.32 per share. The Company paid dividends of $8.5 million, $8.5 million and $8.6 million in 2014, 2013 and 2012, respectively.

2015 and Three Year Outlook

The Company’s goals and expectations through fiscal 2017 reflect compound annual sales growth of 10 percent and compound annual EPS growth of 15 percent, with approximately 80 percent of the growth being organic and approximately 20 percent coming from future acquisitions. While expectations for fiscal 2015 reflect lower than normal growth due to timing issues on two large programs, and a higher expected tax rate, the three-year outlook remains unchanged.

The 2015 sales outlook is muted by the expectation of lower Space sales at VACCO and lower sales at TEQ related to its KAZ thermometer probe cover project. Regarding VACCO, while the Company expects the SLS launch vehicle program to remain a critical project for NASA and expects overall project revenues to increase over the remaining life of the development stage, the customer recently informed the Company that NASA has decided to smooth the SLS spending timeline over the next three years. This will result in VACCO’s expected revenues being approximately $10 million lower in 2015, but approximately $10 million higher in 2016 and approximately $5 million higher in 2017, than indicated by earlier project timelines. At TEQ, during 2014 the KAZ project was extended from five years to eight years, with total expected project revenues increasing from approximately $50 million to approximately $80 million; however, because the extension included an upgrade to a next generation probe cover to be compatible with a newly designed thermometer, the Company expects product design enhancements during the first quarter of 2015 to temporarily limit TEQ’s production revenue from the KAZ project, resulting in approximately $3 million of sales being pushed into future years.

As a result of the above items, Management expects 2015 sales growth of 2% to 5% and EPS in the range of $1.70 to $1.80 per share. By segment: Filtration sales are expected to be lower than in 2014 due to the VACCO and TEQ items noted above, but partially offsetting these, PTI and Crissair sales are expected to increase approximately 7% and 5%, respectively, Test sales are expected to increase between 5% and 7%, and USG sales are expected to increase between 8% and 10%. On a quarterly basis, Management expects 2015 revenues and EPS to reflect a profile similar to 2014, including EPS being more second-half weighted.

For 2015, the Company’s effective tax rate is expected to be 35 percent, compared to the adjusted effective tax rate of 31.6 percent in 2014.

Contractual Obligations

The following table shows the Company’s contractual obligations as of September 30, 2014:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(Dollars in millions)	Total	1 year	years	years	5 years
Long-Term Debt Obligation	$40.0	—	40.0	—	—
Estimated Interest Payments (1)	0.7	0.5	0.2	—	—
Operating Lease Obligations	15.9	5.0	6.4	3.6	0.9
Purchase Obligations (2)	7.0	6.7	0.3	—	—
Total	$63.6	12.2	46.9	3.6	0.9

(1)	Estimated interest payments for the Company’s debt obligations were calculated based on Management’s determination of the estimated applicable interest rates and payment dates.

(2)	A purchase obligation is defined as a legally binding and enforceable agreement to purchase goods and services that specifies all significant terms. Since the majority of the Company’s purchase orders can be cancelled, they are not included in the table above.

As of September 30, 2014, the Company had $0.5 million of liabilities for uncertain tax positions. The unrecognized tax benefits have been excluded from the table above due to uncertainty as to the amounts and timing of settlement with taxing authorities.

The Company has no off-balance-sheet arrangements outstanding at September 30, 2014.

Share Repurchases

In August 2012, the Company’s Board of Directors authorized a common stock repurchase program under which the Company may repurchase shares of its stock from time to time in its discretion, in the open market or otherwise, up to a maximum total repurchase amount of $100 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). This program has been twice extended by the Company’s Board of Directors and is currently scheduled to expire September 30, 2015. There currently is no repurchase program which the Company has determined to terminate prior to the program’s expiration, or under which the Company does not intend to make further purchases. The Company repurchased approximately 350,000 shares for $12.0 million in 2014, 270,000 shares for $9.7 million in 2013, and 150,000 shares for $5.4 million in 2012.

Pension Funding Requirements

The minimum cash funding requirements related to the Company’s defined benefit pension plans are estimated to be approximately $0.7 million in 2015, and zero in both 2016 and 2017.

Other

Management believes that, for the periods presented, inflation has not had a material effect on the Company’s results of operations.

As a normal incident of the business in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. Additionally, the Company is currently involved in various stages of investigation and remediation relating to environmental matters. It is the opinion of Management that the aggregate costs involved in the resolution of these matters, and final judgments, if any, which might be rendered against the Company are adequately reserved for, are covered by insurance, or are not likely to have a material adverse effect on the Company’s results from continuing operations, capital expenditures, or competitive position.

Market Risk Analysis

Market Risk Exposure

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. All derivative instruments are reported on the balance sheet at fair value. In June 2014, the Company entered into a forward contract to sell 10.9 million Euros (US$14.7 million) on November 3, 2014 to hedge the foreign currency risk related to an intercompany transaction. Gains and losses on foreign currency derivatives are reported in other expenses (income), net, on the Company’s Consolidated Statements of Operations. The Company has determined that the market risk related to interest rates with respect to its variable debt is not material. The Company estimates that if market interest rates averaged one percentage point higher, the effect would have been less than 2% of net earnings for the year ended September 30, 2014. The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of September 30, 2014.

(In thousands)	Notional Amount (Euros)	Fair Value (US$)
Forward contract	10,891	927

The Company is also subject to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. The foreign currency most significant to the Company’s operations is the Euro. Net sales to customers outside of the United States were $157.1 million, $153.7 million, and $162.1 million in 2014, 2013 and 2012, respectively. The Company occasionally hedges certain foreign currency commitments by purchasing foreign currency forward contracts. The Company does not have material foreign currency market risk (e.g. net foreign currency transaction gain/loss was less than 2% of net earnings for fiscal years 2014, 2013 and 2012).

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires Management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements. In preparing these financial statements, Management has made its best estimates and judgments of certain amounts included in the Consolidated Financial Statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company’s senior Management discusses the critical accounting policies described below with the Audit and Finance Committee of the Company’s Board of Directors on a periodic basis.

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies which Management believes are critical to the Consolidated Financial Statements and other financial disclosure. It is not intended to be a comprehensive list of all significant accounting policies that are more fully described in Note 1 of the Notes to Consolidated Financial Statements included herein.

Revenue Recognition

Filtration Segment: Within the Filtration segment, approximately 85% of segment revenues (approximately 37% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers) or when services are performed for unaffiliated customers.

Approximately 15% of segment revenues (approximately 7% of consolidated revenues) are recorded under the percentage-of-completion provisions because the Company manufactures complex products for aerospace and military customers under production contracts. The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion. These estimates involve various assumptions and projections relative to the outcome of future events over a period of several years, including future labor productivity and availability, the nature and complexity of the work to be performed, availability of materials, the impact of delayed performance, and the timing of product deliveries. These estimates are based on Management’s judgment and the Company’s substantial experience in developing these types of estimates. Changes in underlying assumptions/estimates may adversely affect financial performance if they increase estimated project costs at completion, or positively affect financial performance if they decrease estimated project costs at completion. Due to the nature of these contracts and the operating unit’s cost estimating process, the Company believes that these estimates generally should not be subject to significant variation in the future. There have been no material changes to these estimates for the financial statement periods presented. The Company regularly reviews its estimates to assess revisions in contract values and estimated costs at completion.

Test Segment: Within the Test segment, approximately 40% of revenues (approximately 14% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers) or when services are performed for unaffiliated customers. Certain arrangements contain multiple elements and the application of the guidance requires judgment as to whether the deliverables can be divided into more than one unit of accounting and whether the separate units of accounting have value to the customer on a stand-alone basis. Changes to these elements could affect the timing of revenue recognition. There have been no material changes to these elements for the financial statement periods presented.

Approximately 60% of the segment’s revenues (approximately 20% of consolidated revenues) are recorded under the percentage-of-completion method due to the complex nature of the enclosures that are designed and produced under these contracts. As discussed above, this method of accounting involves the use of various estimating techniques to project costs at completion, which are based on Management’s judgment and the Company’s substantial experience in developing these types of estimates. Changes in underlying assumptions/estimates may adversely or positively affect financial performance in a period. Due to the nature of these contracts and the operating unit’s cost estimating process, the Company believes that these estimates generally should not be subject to significant variation in the future. There have been no material changes to these estimates for the financial statement periods presented. The Company regularly reviews its contract estimates to assess revisions in contract values and estimated costs at completion.

USG Segment: Within the USG segment, approximately 100% of the segment’s revenues (approximately 22% of consolidated revenues) represent products and services sold under a single element arrangement and are recognized when products are delivered (when title and risk of ownership transfers), when services are performed for unaffiliated customers or on a straight-line basis over the lease term.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market value. Management regularly reviews inventories on hand compared to historical usage and estimated future usage and sales. The Company estimates an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. The Company’s reserves for excess and obsolete inventory were $3.9 million and $3.4 million at September 30, 2014 and 2013, respectively. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Income Taxes

The Company operates in numerous taxing jurisdictions and is subject to examination by various U.S. Federal, state and foreign jurisdictions for various tax periods. Additionally, the Company has retained tax liabilities and the rights to tax refunds in connection with various divestitures of businesses in prior years. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, Management’s estimates of income tax liabilities may differ from actual payments or assessments.

Management regularly assesses the Company’s position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of Financial Accounting Standards Board (FASB) ASC Topic 740, Income Taxes (ASC 740). The Company has recorded an accrual that reflects the recognition and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return based upon ASC 740. Additional future income tax expense or benefit may be recognized once the positions are effectively settled. It is the Company’s policy to follow FASB ASC 740-10-45-20 and record the tax effects of changes in the opening balance of unrecognized tax benefits in net earnings from continuing operations.

At the end of each interim reporting period, Management estimates the effective tax rate expected to apply to the full fiscal year. The estimated effective tax rate contemplates the expected jurisdiction where income is earned, as well as tax planning strategies. Current and projected growth in income in higher tax jurisdictions may result in an increasing effective tax rate over time. If the actual results differ from Management’s estimates, Management may have to adjust the effective tax rate in the interim period if such determination is made.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when Management believes it is more likely than not such assets will not be recovered, taking into consideration historical operating results, expectations of future earnings, tax planning strategies, and the expected timing of the reversals of existing temporary differences.

Goodwill And Other Long-Lived Assets

Management annually reviews goodwill and other long-lived assets with indefinite useful lives for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the Company determines that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in the Company’s current business model. The estimates of cash flows and discount rate are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. Management believes that the estimates of future cash flows and fair value are reasonable; however, changes in estimates could result in impairment charges. At September 30, 2014, the Company has determined that no reporting units are at risk of material goodwill impairment as the fair value of each reporting unit substantially exceeded its carrying value.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed annually for impairment.

Pension Plans and Other Postretirement Benefit Plans

The measurement of liabilities related to pension plans and other postretirement benefit plans is based on Management’s assumptions related to future events including interest rates, return on pension plan assets, and health care cost trend rates. Actual pension plan asset performance will either decrease or increase unamortized pension losses/gains that will affect net earnings in future years. Depending upon the performance of the equity and bond markets in 2015, the Company could be required to record a charge to other comprehensive income/loss. In addition, if the discount rate were decreased by 25 basis points from 4.25% to 4.0%, the projected benefit obligation for the defined benefit plan would increase by approximately $2.8 million and result in an additional after-tax charge to other comprehensive income/loss of approximately $1.7 million. The discount rate used in measuring the Company’s pension and postretirement welfare obligations was developed by matching yields of actual high-quality corporate bonds to expected future pension plan cash flows (benefit payments). Over 400 Aa-rated, non-callable bonds with a wide range of maturities were used in the analysis. After using the bond yields to determine the present value of the plan cash flows, a single representative rate that resulted in the same present value was developed.

Other Matters

Contingencies

As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. Additionally, the Company is currently involved in various stages of investigation and remediation relating to environmental matters. It is the opinion of Management that the aggregate costs involved in the resolution of these matters, and final judgments, if any, which might be rendered against the Company are adequately reserved for, are covered by insurance, or are not likely to have a material adverse effect on the Company’s results from continuing operations, capital expenditures, or competitive position. Because the final Aclara working capital adjustment has not been agreed upon, the Company is unable to determine its impact on the results from discontinued operations.

Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. All derivative instruments are reported on the balance sheet at fair value. In June 2014, the Company entered into a forward contract to sell 10.9 million Euros ($14.7 million USD) on November 3, 2014 to hedge the foreign currency risk related to an intercompany transaction. Gains and losses on foreign currency derivatives are reported in other (income) expenses, net, on the Company’s Consolidated Statements of Operations. See the further discussion regarding the Company’s market risks in “Market Risk Analysis,” above.

Controls and Procedures

For a description of the Company’s evaluation of its disclosure controls and procedures, see Item 9A, “Controls and Procedures,” below.

New Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08 (ASU 2014-08), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends ASC 205, Presentation of Financial Statements and ASC 360, Property, Plant, and Equipment. This update changes the criteria for a disposal transaction to qualify as a discontinued operation, and expands the disclosure requirements surrounding discontinued operations. ASU 2014-08 is effective for fiscal years beginning after December 15, 2014. It will not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk Analysis” and “Other Matters – Quantitative And Qualitative Disclosures About Market Risk” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are incorporated into this Item by reference.

Item 8. Financial Statements and Supplementary Data

The information required by this Item, consisting of the Consolidated Financial Statements of the Company, the Notes thereto, and the related “Report of Independent Registered Public Accounting Firm” of KPMG LLP, is set forth in the Financial Information section beginning on page F-1 of this Annual Report; an Index is provided on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

For fiscal 2014 the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation was conducted under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, using the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

For the remainder of the information required by this item, see “Management’s Report on Internal Control over Financial Reporting” and the related “Report of Independent Registered Public Accounting Firm” of KPMG LLP, in the Financial Information section beginning on page F-1 of this Annual Report, which are incorporated into this Item by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding nominees and directors, the Company’s Code of Ethics, its Audit and Finance Committee, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the sections captioned “Proposal 1: Election of Directors,” “Board of Directors – Governance Policies and Management Oversight,” “Committees” and “Securities Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement.

Information regarding the Company’s executive officers is set forth in Item 1, “Business – Executive Officers of the Registrant,” above.

Item 11. Executive Compensation

The information in the sections captioned “Committees – Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Executive Compensation Information” in the 2014 Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the beneficial ownership of shares of the Company’s common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent stockholders is hereby incorporated by reference to the section captioned “Securities Ownership” in the 2014 Proxy Statement.

The following table summarizes certain information regarding shares of Company common stock that may be issued by the Company pursuant to its equity compensation plans existing as of September 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders (2)	404,692	(3)	N/A	(4)	1,373,203	(5)(6)
Equity compensation plans not approved by security holders	20,826	(7)	N/A	(4)	106,432	(7)
Total	425,518		N/A	(4)	1,479,635

__________________

(1)	The number of shares is subject to adjustment for future changes in capitalization by stock splits, stock dividends and similar events.

(2)	Consists of the Company’s 2001 Stock Incentive Plan, 2004 Incentive Compensation Plan and 2013 Incentive Compensation Plan. Since their adoption, the 2001 Stock Incentive Plan and 2004 Incentive Compensation Plan have been amended without shareholder approval in accordance with their terms, as follows:

(i)	With respect to the 2001 Stock Incentive Plan, (A) to authorize the Human Resources and Compensation Committee (“Committee”) of the Company’s Board of Directors to delegate to any employee the power to extend a stock option beyond termination of employment for persons who are not “officers” as defined in Rule 16a-1 under the Exchange Act, and to authorize the Committee to delegate to the Chief Executive Officer the power to grant stock options to persons who are not such “officers,” with the limitation of 10,000 shares per award and 100,000 shares awarded in the aggregate in any fiscal year; and (B) to limit the maximum period of time for an option extension to the original option term;
27

(ii)	With respect to performance share distributions, to eliminate the participant’s options to pay cash for tax withholding and receive all shares due or to defer the distribution, and in the case of the 2004 Incentive Compensation Plan, to eliminate the Committee’s discretion to determine the percentage of the distribution to be made in Shares or to be withheld for tax payments;

(iii)	To remove the restriction that stock issued pursuant to options must be held for investment purposes only; and

(iv)	In accordance with Section 409A of the Code, to eliminate the Committee’s discretion to grant alternative stock appreciation rights to stock option holders covering additional shares, and in the case of the 2004 Incentive Compensation Plan, to restrict the payment of dividend equivalents to recipients of restricted stock awards to the time when the shares to which the dividend equivalents apply are delivered to the recipients.

(3)	Includes 72,352, 222,936 and 109,404 shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share awards under the 2001 Stock Incentive Plan, 2004 Incentive Compensation Plan and 2013 Incentive Compensation Plan, respectively.

(4)	The securities outstanding at September 30, 2014 have no exercise price.

(5)	Represents shares currently available for awards under the 2013 Incentive Compensation Plan. No shares remain available for issuance under the 2001 Stock Incentive Plan or 2004 Incentive Compensation Plan.

(6)	Does not include shares that may be purchased on the open market pursuant to the Company’s Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants may elect to have up to 10% of their current salary or wages withheld and contributed to one or more independent trustees for the purchase of shares. At the discretion of an officer of the Company, the Company or a domestic subsidiary or division may contribute cash in an amount not to exceed 20% of the amounts contributed by participants; however, the total number of shares purchased with the Company’s matching contributions after October 15, 2003 may not exceed 200,000. As of September 30, 2014, 554,906 shares had been purchased with the Company’s matching funds of which 142,884 were purchased after October 15, 2003.

(7)	Represents shares issuable pursuant to the Company’s Compensation Plan for Non-Employee Directors (the “Director Compensation Plan”), which provides for each director to be paid (in addition to other fees) an annual retainer fee payable partially in cash and partially in shares. Periodically, the Committee determines the amount of the retainer fee and the allocation of the fee between cash and shares. The maximum number of Shares available for issuance under the Director Compensation Plan is 400,000 shares; as of September 30, 2014, 272,742 shares had been issued and a total of approximately 20,826 shares had been elected by three directors to be issued on a deferred basis. The stock portion of the retainer fee is distributable in quarterly installments. Directors may elect to defer receipt of all of their cash compensation and/or all of the stock portion of the retainer fee. The deferred amounts are credited to the director’s deferred compensation account in stock equivalents. Deferred amounts are distributed in shares or cash at such future dates as specified by the director unless distribution is accelerated in certain circumstances, including a change in control of the Company. The stock portion which has been deferred may only be distributed in shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding transactions with related parties and the independence of the Company’s directors, nominees for directors and members of the committees of the board of directors is hereby incorporated by reference to the sections captioned “Board of Directors” and “Committees” in the 2014 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information regarding the Company’s independent registered public accounting firm, its fees and services, and the Company’s Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services, is hereby incorporated by reference to the section captioned “Audit-Related Matters” in the 2014 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements. The Consolidated Financial Statements of the Company, and the Report of Independent Registered Public Accounting Firm thereon of KPMG LLP, are included in this Report beginning on page F-1; an Index thereto is set forth on page F-1.

(2)	Financial Statement Schedules. Financial Statement Schedules are omitted because either they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits. The following exhibits are filed with this Report or incorporated herein by reference to the document location indicated:

Exhibit No.		Description	Document Location
3.1(a)		Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999
3.1(b)		Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000
3.1(c)		Articles of Merger, effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000
3.2		Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed August 7, 2014
4.1		Specimen revised Common Stock Certificate	Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2010
4.2		Credit Agreement dated as of May 14, 2012 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, PNC Bank, National Association as Syndication Agent, and SunTrust Bank, Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Documentation Agents.	Exhibit 4.1 to the Company’s Form 8-K filed May 18, 2012
10.1		Securities Purchase Agreement dated March 14, 2014 between ESCO Technologies Holding LLC and Meter Readings Holding LLC	Exhibit 10.1 to the Company’s Form 8-K filed March 28, 2014
10.2		Form of Indemnification Agreement with each of ESCO’s non-employee directors	Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2012
10.3(a)	*	First Amendment to the ESCO Electronics Corporation Supplemental Executive Retirement Plan, effective August 2, 1993 (comprising restatement of entire Plan)	Exhibit 10.2(a) to the Company’s Form 10-K for the fiscal year ended September 30, 2012
10.3(b)	*	Second Amendment to Supplemental Executive Retirement Plan, effective May 1, 2001	Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended September 30, 2001
10.3(c)	*	Form of Supplemental Executive Retirement Plan Agreement	Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended September 30, 2002
10.4(a)	*	Directors’ Extended Compensation Plan, adopted effective October 11, 1993	Exhibit 10.3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 2012

Exhibit No.		Description	Document Location

10.4(b)	*	First Amendment to Directors’ Extended Compensation Plan effective January 1, 2000	Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended September 30, 2000
10.4(c)	*	Second Amendment to Directors’ Extended Compensation Plan, effective April 1, 2001	Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended September 30, 2001
10.4(d)	*	Third Amendment to Directors’ Extended Compensation Plan, effective October 3, 2007	Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended September 30, 2007
10.4(e)	*	Fourth Amendment to Directors’ Extended Compensation Plan, effective August 7, 2013	Exhibit 10.3(e) to the Company’s Form 10-K for the fiscal year ended September 30, 2013
10.5	*	Compensation Plan For Non-Employee Directors, as restated to reflect all amendments through May 29, 2014	Exhibit 10.1 to the Company’s Form 8-K filed October 2, 2014
10.6(a)	*	2004 Incentive Compensation Plan	Appendix B to the Company’s Schedule 14A Proxy Statement filed December 29, 2003
10.6(b)	*	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan	Exhibit 10.6 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004
10.6(c)	*	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan	Exhibit 10.7 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004
10.6(d)	*	First Amendment to 2004 Incentive Compensation Plan, effective August 3, 2006	Exhibit 10.40 to the Company’s Form 10-K for the fiscal year ended September 30, 2006
10.6(e)	*	Forms of Exhibits (“Non-Compete” and “Change of Control”) to Option Agreements in Exhibits 10.8(b) and 10.8(c) above	Exhibit 10.42 to the Company’s Form 10-K for the fiscal year ended September 30, 2007
10.6(f)	*	Second Amendment to 2004 Incentive Compensation Plan, effective October 3, 2007	Exhibit 10.44 to the Company’s Form 10-K for the fiscal year ended September 30, 2007
10.6(g)	*	Third Amendment to 2004 Incentive Compensation Plan, effective October 1, 2007	Appendix A to the Company’s Schedule 14A Proxy Statement filed December 20, 2007
10.6(h)	*	Board Committee Resolutions Regarding Interpretation of 2004 Incentive Compensation Plan, adopted February 4, 2010	Exhibit 10.1 to the Company’s Form 8-K dated February 10, 2010
10.6(i)	*	Fourth Amendment to 2004 Incentive Compensation Plan, effective February 4, 2010	Exhibit 10.4 to the Company’s Form 8-K filed February 10, 2010
10.6(j)	*	Form of Exhibits (“Non-Compete,” “Compensation Recovery Policy” and “Clawback”) to Incentive Stock Option Agreements and Non-Qualified Stock Option Agreements under 2004 Incentive Compensation Plan	Exhibit 10.8 to the Company’s Form 8-K filed February 10, 2010
10.6(k)	*	Form of Notice of Award—Performance– Accelerated Restricted Stock under 2004 Incentive Compensation Plan	Exhibit 10 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2010
10.7(a)	*	2013 Incentive Compensation Plan	Appendix A to the Company’s Schedule 14A Proxy Statement filed December 19, 2012
10.7(b)	*	Form of Notice of Award – Performance-Accelerated Restricted Stock (2013 Incentive Compensation Plan)	Exhibit 10.7(b) to the Company’s Form 10-K for the fiscal year ended September 30, 2013
10.8(a)	*	Sixth Amendment and Restatement of Employee Stock Purchase Plan effective as of October 15, 2003	Appendix C to the Company’s Schedule 14A Proxy Statement filed December 29, 2003

Exhibit No.		Description	Document Location

10.8(b)	*	Seventh Amendment to Employee Stock Purchase Plan effective as of February 6, 2013	Exhibit 10.8(b) to the Company’s Form 10-K for the fiscal year ended September 30, 2013
10.9	*	Performance Compensation Plan for Corporate, Subsidiary and Division Officers and Key Managers, adopted August 2, 1993, as amended and restated through August 8, 2012	Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended September 30, 2012
10.10	*	Incentive Compensation Plan for Executive Officers, adopted November 9, 2005, as amended and restated through August 8, 2012	Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended September 30, 2012
10.11	*	Compensation Recovery Policy, adopted effective February 4, 2010	Exhibit 10.6 to the Company’s Form 8-K filed February 10, 2010
10.12(a)	*	Severance Plan adopted as of August 10, 1995, as Amended and Restated February 5, 2002	Exhibit 10 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2002
10.12(b)	*	Second Amendment to Severance Plan, effective October 3, 2007	Exhibit 10.48 to the Company’s Form 10-K for the fiscal year ended September 30, 2007
10.13(a)	*	Employment Agreement with Victor L. Richey, effective November 3, 1999	Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999 (Agreement with Victor L. Richey is substantially identical to the referenced Exhibit and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)
10.13(b)	*	Second Amendment to Employment Agreement with Victor L. Richey, effective May 5, 2004	Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004
10.13(c)	*	Third Amendment to Employment Agreement with Victor L. Richey, effective December 31, 2007	Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2008
10.14(a)	*	Employment Agreement with Gary E. Muenster, effective November 3, 1999	Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999 (Agreement with Gary E. Muenster is substantially identical to the referenced Exhibit except that it provides a minimum base salary of $108,000, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)
10.14(b)	*	Second Amendment to Employment Agreement with Gary E. Muenster, effective May 5, 2004	Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004
10.14(c)	*	Third Amendment to Employment Agreement with Gary E. Muenster, effective December 31, 2007	Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2008 (Third Amendment with Gary E. Muenster is substantially identical to the referenced Exhibit except that (i) the termination amounts payable under Paragraph 9.a(1) are equal to base salary for 12 months and (ii) under Paragraph 9.a(1)(B), such termination amounts may be paid in biweekly installments equal to 1/26th of such amounts, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)
10.14(d)	*	Fourth Amendment to Employment Agreement with Gary E. Muenster, effective February 6, 2008	Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2008

Exhibit No.		Description	Document Location

10.15(a)	*	Employment Agreement with Alyson S. Barclay, effective November 3, 1999	Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999 (Agreement with Alyson S. Barclay is substantially identical to the referenced Exhibit except that it provides a minimum base salary of $94,000, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)
10.15(b)	*	Second Amendment to Employment Agreement with Alyson S. Barclay, effective May 5, 2004	Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004 (Second Amendment with Alyson S. Barclay is substantially identical to the referenced Exhibit, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)
10.15(c)	*	Third Amendment to Employment Agreement with Alyson S. Barclay, effective December 31, 2007	Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2008 (Note: Third Amendment with Alyson S. Barclay is substantially identical to the referenced Exhibit except that (i) the termination amounts payable under Paragraph 9.a(1) are equal to base salary for 12 months and (ii) under Paragraph 9.a(1)(B), such termination amounts may be paid in biweekly installments equal to 1/26th of such amounts, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)
10.15(d)	*	Fourth Amendment to Employment Agreement with Alyson S. Barclay, effective July 29, 2010	Exhibit 10.1 to the Company’s Form 8-K filed August 3, 2010
21		Subsidiaries of the Company	Filed herewith
23		Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1		Certification of Chief Executive Officer	Filed herewith
31.2		Certification of Chief Financial Officer	Filed herewith
32	**	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	***	XBRL Instance Document	Submitted herewith
101.SCH	***	XBRL Schema Document	Submitted herewith
101.CAL	***	XBRL Calculation Linkbase Document	Submitted herewith
101.LAB	***	XBRL Label Linkbase Document	Submitted herewith
101.PRE	***	XBRL Presentation Linkbase Document	Submitted herewith
101.DEF	***	XBRL Definition Linkbase Document	Submitted herewith

*	Indicates a management contract or compensatory plan or arrangement.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

***	Exhibit 101 to this report consists of documents formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCO TECHNOLOGIES INC.

By:	/s/ Victor L. Richey
Victor L. Richey
President and Chief Executive Officer

Date: November 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor L. Richey	Chairman, President, Chief Executive	November 26, 2014
Victor L. Richey	Officer and Director

/s/ Gary E. Muenster	Executive Vice President, Chief Financial	November 26, 2014
Gary E. Muenster	Officer (Principal Accounting Officer) and Director

/s/ Vinod M. Khilnani	Director	November 26, 2014
Vinod M. Khilnani

/s/ Leon J. Olivier	Director	November 26, 2014
Leon J. Olivier

/s/ Robert J. Phillippy	Director	November 26, 2014
Robert J. Phillippy

/s/ Larry W. Solley	Director	November 26, 2014
Larry W. Solley

/s/ James M. Stolze	Director	November 26, 2014
James M. Stolze

/s/ Donald C. Trauscht	Director	November 26, 2014
Donald C. Trauscht

(This page is intentionally left blank)

FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
Years ended September 30,	2014	2013	2012
Net sales	$531,120	490,079	478,699
Costs and expenses:
Cost of sales	323,939	295,863	294,655
Selling, general and administrative expenses	134,899	129,809	128,152
Amortization of intangible assets	6,744	6,179	5,674
Interest expense, net	1,567	2,693	2,469
Other expenses (income), net	1,764	5,940	(4,433)
Total costs and expenses	468,913	440,484	426,517
Earnings before income tax	62,207	49,595	52,182
Income tax expense	19,594	18,335	17,408
Net earnings from continuing operations	42,613	31,260	34,774
Earnings (loss) from discontinued operations, net of tax expense (benefit) of $5,713, $(5,215) and $7,397, in 2014, 2013 and 2012, respectively	9,858	(56,863)	12,105
Loss on sale from discontinued operations, net of tax benefit of $11,747	(52,061)	–	–
Net (loss) earnings from discontinued operations	(42,203)	(56,863)	12,105
Net earnings (loss)	$410	(25,603)	46,879
Earnings (loss) per share:
Basic:
Continuing operations	$1.61	1.18	1.30
Discontinued operations	(1.60)	(2.15)	0.46
Net earnings (loss)	$0.01	(0.97)	1.76
Diluted:
Continuing operations	$1.60	1.17	1.29
Discontinued operations	(1.58)	(2.13)	0.44
Net earnings (loss)	$0.02	(0.96)	1.73
Average common shares outstanding (in thousands):
Basic	26,447	26,450	26,699
Diluted	26,644	26,802	27,030

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)
Years ended September 30,	2014	2013	2012
Net earnings (loss)	$410	(25,603)	46,879
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(844)	644	(2,018)
Amortization of prior service costs and actuarial gains (losses)	(1,686)	8,078	(4,171)
Change in fair value of interest rate swap	—	—	2
Total other comprehensive (loss) income, net of tax	(2,530)	8,722	(6,187)
Comprehensive income (loss)	$(2,120)	(16,881)	40,692

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
As of September 30,	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$35,131	42,850
Accounts receivable, less allowance for doubtful accounts of $1,122 and $1,124 in 2014 and 2013, respectively	105,449	91,980
Costs and estimated earnings on long-term contracts, less progress billings of $30,041 and $30,887 in 2014 and 2013, respectively	27,798	20,717
Inventories	94,292	90,228
Current portion of deferred tax assets	19,946	23,349
Other current assets	13,337	15,930
Assets held for sale – current	–	108,867
Total current assets	295,953	393,921

Property, plant and equipment:
Land and land improvements	8,217	7,178
Buildings and leasehold improvements	53,901	54,316
Machinery and equipment	81,513	74,948
Construction in progress	3,528	3,426
	147,159	139,868

Less accumulated depreciation and amortization	(70,694)	(64,332)
Net property, plant and equipment	76,465	75,536

Intangible assets, net	182,063	180,217
Goodwill	282,337	282,949
Other assets	9,088	9,469
Assets held for sale - other	–	150,236

Total Assets	$845,906	1,092,328

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
As of September 30,	2014	2013

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$20,000	50,000
Accounts payable	40,328	38,537
Advance payments on long-term contracts, less costs incurred of $44,110 and $23,853 in 2014 and 2013, respectively	15,035	17,543
Accrued salaries	25,558	21,730
Current portion of deferred revenue	19,895	17,508
Accrued other expenses	26,284	21,453
Liabilities held for sale – current	–	63,585
Total current liabilities	147,100	230,356

Pension obligations	19,234	19,089
Deferred tax liabilities	77,440	99,795
Other liabilities	1,961	3,348
Long-term debt	20,000	122,000
Liabilities held for sale – other	–	16,026
Total liabilities	265,735	490,614

Shareholders’ equity:

Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares; issued 30,247,512 and 30,147,504 shares in 2014 and 2013, respectively	302	301
Additional paid-in capital	285,305	284,565
Retained earnings	399,451	407,512
Accumulated other comprehensive loss, net of tax	(19,186)	(16,656)
	665,872	675,722

Less treasury stock, at cost (4,040,532 and 3,707,407 common shares in 2014 and 2013, respectively)	(85,701)	(74,008)
Total shareholders’ equity	580,171	601,714

Total Liabilities and Shareholders’ Equity	$845,906	1,092,328

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, September 30, 2011	29,957	$300	275,807	403,241	(19,191)	(59,447)	600,710

Comprehensive income:
Net earnings	—	—	—	46,879	—	—	46,879
Translation adjustments	—	—	—	—	(2,018)	—	(2,018)
Net unrecognized actuarial loss, net of tax of $2,769	—	—	—	—	(4,171)	—	(4,171)
Interest rate swap, net of tax of $(1)	—	—	—	—	2	—	2

Cash dividends declared ($0.32 per share)	—	—	—	(8,554)	—	—	(8,554)

Stock options and stock compensation plans, net of tax benefit of $(123)	87	—	3,585	—	—	283	3,868

Purchases into treasury	—	—	—	—	—	(5,403)	(5,403)
Balance, September 30, 2012	30,044	$300	279,392	441,566	(25,378)	(64,567)	631,313

Comprehensive income (loss):
Net (loss) earnings	—	—	—	(25,603)	—	—	(25,603)
Translation adjustments	—	—	—	—	644	—	644
Net unrecognized actuarial gain, net of tax of $(5,468)	—	—	—	—	8,078	—	8,078

Cash dividends declared ($0.32 per share)	—	—	—	(8,451)	—	—	(8,451)

Stock options and stock compensation plans, net of tax benefit of $(84)	104	1	5,173	—	—	262	5,436

Purchases into treasury	—	—	—	—	—	(9,703)	(9,703)
Balance, September 30, 2013	30,148	$301	284,565	407,512	(16,656)	(74,008)	601,714

Comprehensive income (loss):
Net (loss) earnings	—	—	—	410	—	—	410
Translation adjustments	—	—	—	—	(844)	—	(844)
Net unrecognized actuarial loss, net of tax of $310	—				(1,686)	—	(1,686)

Cash dividends declared ($0.32 per share)	—	—	—	(8,471)	—	—	(8,471)

Stock options and stock compensation plans, net of tax benefit of $(295)	100	1	740	—	—	277	1,018

Purchases into treasury	—	—	—	—	—	(11,970)	(11,970)
Balance, September 30, 2014	30,248	$302	285,305	399,451	(19,186)	(85,701)	580,171

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
Years ended September 30,	2014	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$410	(25,603)	46,879
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Net loss (earnings) from discontinued operations, net of tax	42,203	56,863	(12,105)
Depreciation and amortization	16,362	14,805	14,495
Stock compensation expense	4,815	4,577	4,356
Changes in current assets and liabilities	(14,150)	(19,031)	(3,451)
Effect of deferred taxes on tax provision	(2,664)	10,084	1,086
Change in acquisition earnout obligation	—	—	(4,459)
Pension contributions	(2,700)	(3,900)	(4,800)
Change in deferred revenue and costs, net	2,458	913	2,373
Other	(1,849)	(1,626)	1,694
Net cash provided by operating activities – continuing operations	44,885	37,082	46,068
Net cash (used) provided by discontinued operations	(1,443)	10,069	7,096
Net cash provided by operating activities	43,442	47,151	53,164
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(19,452)	—
Change in restricted cash (acquisition escrow)	—	—	1,367
Capital expenditures	(12,714)	(13,862)	(10,799)
Additions to capitalized software	(8,629)	(8,408)	(5,344)
Net cash used by investing activities – continuing operations	(21,343)	(41,722)	(14,776)
Net cash provided (used) by investing activities – discontinued operations	123,512	(35,031)	(15,036)
Net cash provided (used) by investing activities	102,169	(76,753)	(29,812)
Cash flows from financing activities:
Proceeds from long-term debt	84,000	122,000	192,455
Principal payments on long-term debt	(216,000)	(65,000)	(202,455)
Dividends paid	(8,472)	(8,451)	(8,554)
Purchases of shares into treasury	(11,970)	(9,703)	(5,403)
Deferred financing costs	—	—	(1,937)
Proceeds from exercise of stock options	—	1,750	(184)
Other	(45)	998	801
Net cash (used) provided by financing activities	(152,487)	41,594	(25,277)
Effect of exchange rate changes on cash and cash equivalents	(843)	643	(2,018)
Net (decrease) increase in cash and cash equivalents	(7,719)	12,635	(3,943)
Cash and cash equivalents at beginning of year	42,850	30,215	34,158
Cash and cash equivalents at end of year	$35,131	42,850	30,215

Changes in current assets and liabilities:
Accounts receivable, net	$(13,469)	(6,377)	8,881
Costs and estimated earnings on long-term contracts, net	(7,081)	(6,150)	(1,593)
Inventories	(4,064)	(5,219)	(8,590)
Other assets	2,522	(2,513)	4,186
Accounts payable	1,791	3,120	(1,535)
Advance payments on long-term contracts, net	(2,508)	(4,157)	(1,967)
Accrued expenses	8,659	2,265	(2,833)
	$14,150	(19,031)	(3,451)
Supplemental cash flow information:
Interest paid	$1,863	2,573	1,588
Income taxes paid (including state & foreign)	29,944	11,680	16,544

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

A.	Principles of Consolidation

The Consolidated Financial Statements include the accounts of ESCO Technologies Inc. (ESCO) and its wholly owned subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated in consolidation.

B.	Basis of Presentation

Fair values of the Company’s financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. The estimated fair value of each class of financial instruments approximated the related carrying value at September 30, 2014 and 2013.

Aclara is reflected as discontinued operations and/or assets/liabilities held for sale in the consolidated financial statements and related notes for all periods presented, in accordance with accounting principles generally accepted in the United States of America (GAAP). Prior period amounts have been reclassified to conform to the current period presentation. See Note 2.

C.	Nature of Continuing Operations

The Company has three reportable segments: Filtration/Fluid Flow (Filtration), RF Shielding and Test (Test), and Utility Solutions Group (USG).

Filtration: The companies within this segment primarily design and manufacture specialty filtration products including hydraulic filter elements and fluid control devices used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned aircraft and submarines.

Test: ETS-Lindgren Inc. (ETS-Lindgren) is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy.

USG: Doble Engineering Company (Doble) provides high-end, intelligent, diagnostic test solutions for the electric power delivery industry.

D.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates the estimates and assumptions related to the allowance for doubtful trade receivables, inventory obsolescence, warranty reserves, value of equity-based awards, goodwill and purchased intangible asset valuations, asset impairments, employee benefit plan liabilities, income tax liabilities and assets and related valuation allowances, uncertain tax positions, estimates on long-term contracts, and litigation and other loss contingencies. Actual results could differ from those estimates.

E.	Revenue Recognition

Filtration: Within the Filtration segment, approximately 85% of revenues (approximately 37% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers) or when services are performed for unaffiliated customers.

Approximately 15% of segment revenues (approximately 7% of consolidated revenues) are recorded under the percentage-of-completion method. Products accounted for under this guidance include the design, development and manufacture of complex fluid control products, quiet valves, manifolds and systems primarily for the aerospace and military markets. For arrangements that are accounted for under this guidance, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes these revenues and costs based on units delivered. The percentage-of-completion method of accounting involves the use of various techniques to estimate expected costs at completion.

Test: Within the Test segment, approximately 40% of revenues (approximately 14% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers) or when services are performed for unaffiliated customers. Certain arrangements contain multiple elements generally consisting of materials and installation services used in the construction and installation of standard shielded enclosures to measure and contain magnetic and electromagnetic energy. The installation process does not involve changes to the features or capabilities of the equipment and does not require proprietary information about the equipment in order for the installed equipment to perform to specifications.

Approximately 60% of the segment’s revenues (approximately 20% of consolidated revenues) are recorded under the percentage-of-completion method due to the complex nature of the enclosures that are designed and produced under these contracts. Products accounted for under this guidance include the construction and installation of complex test chambers to a buyer’s specifications that provide its customers with the ability to measure and contain magnetic, electromagnetic and acoustic energy. As discussed above, for arrangements that are accounted for under this guidance, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes these revenues and costs based on either (a) units delivered or (b) contract milestones. If a reliable measure of output cannot be established (which applies to less than 2% of Test segment revenues or 1% of consolidated revenues), input measures (e.g., costs incurred) are used to recognize revenue. Given the nature of the Company’s operations related to these contracts, costs incurred represent an appropriate measure of progress towards completion.

The percentage-of-completion method of accounting involves the use of various techniques to estimate expected costs at completion. These estimates are based on Management’s judgment and the Company’s substantial experience in developing these types of estimates.

USG: Within the USG segment, approximately 100% of segment revenues (approximately 22% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers), when services are performed for unaffiliated customers or on a straight-line basis over the lease term.

F.	Cash and Cash Equivalents

Cash equivalents include temporary investments that are readily convertible into cash, such as money market funds.

G.	Accounts Receivable

Accounts receivable have been reduced by an allowance for amounts that the Company estimates are uncollectible in the future. This estimated allowance is based on Management’s evaluation of the financial condition of the customer and historical write-off experience.

H.	Costs and Estimated Earnings on Long-Term Contracts

Costs and estimated earnings on long-term contracts represent unbilled revenues, including accrued profits, accounted for under the percentage-of-completion method, net of progress billings.

I.	Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market value. Inventories are regularly reviewed for excess quantities and obsolescence based upon historical experience, specific identification of discontinued items, future demand, and market conditions. Inventories under long-term contracts reflect accumulated production costs, factory overhead, initial tooling and other related costs less the portion of such costs charged to cost of sales and any unliquidated progress payments.

J.	Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are computed primarily on a straight-line basis over the estimated useful lives of the assets: buildings, 10-40 years; machinery and equipment, 3-10 years; and office furniture and equipment, 3-10 years. Leasehold improvements are amortized over the remaining term of the applicable lease or their estimated useful lives, whichever is shorter. Long-lived tangible assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized based on fair value.

K.	Goodwill and Other Long-Lived Assets

Goodwill represents the excess of purchase costs over the fair value of net identifiable assets acquired in business acquisitions. Management annually reviews goodwill and other long-lived assets with indefinite useful lives for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the Company determines that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in the Company’s current business model. See Note 2.

Other intangible assets represent costs allocated to identifiable intangible assets, principally capitalized software, patents, trademarks, and technology rights. See Note 4 regarding goodwill and other intangible assets activity.

L.	Capitalized Software

The costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is typically established upon completion of a detailed program design. Costs incurred after this point are capitalized on a project-by-project basis. Capitalized costs consist of internal and external development costs. Upon general release of the product to customers, the Company ceases capitalization and begins amortization, which is calculated on a project-by-project basis as the greater of (1) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product or (2) the straight-line method over the estimated economic life of the product. The Company generally amortizes the software development costs over a three-to-seven year period based upon the estimated future economic life of the product. Factors considered in determining the estimated future economic life of the product include anticipated future revenues, and changes in software and hardware technologies. Management annually reviews the carrying values of capitalized costs for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If expected cash flows are insufficient to recover the carrying amount of the asset, then an impairment loss is recognized to state the asset at its net realizable value.

M.	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when Management believes it is more likely than not such assets will not be recovered, taking into consideration historical operating results, expectations of future earnings, tax planning strategies, and the expected timing of the reversals of existing temporary differences.

N.	Research and Development Costs

Company-sponsored research and development costs include research and development and bid and proposal efforts related to the Company’s products and services. Company-sponsored product development costs are charged to expense when incurred. Customer-sponsored research and development costs incurred pursuant to contracts are accounted for similarly to other program costs. Customer-sponsored research and development costs refer to certain situations whereby customers provide funding to support specific contractually defined research and development costs.

O.	Foreign Currency Translation

The financial statements of the Company’s foreign operations are translated into U.S. dollars in accordance with FASB ASC Topic 830, Foreign Currency Matters. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

P.	Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and vesting of performance-accelerated restricted shares using the treasury stock method.

The number of shares used in the calculation of earnings per share for each year presented is as follows:

(in thousands)	2014	2013	2012
Weighted Average Shares Outstanding — Basic	26,447	26,450	26,699
Dilutive Options and Performance- Accelerated Restricted Stock	197	352	331
Shares — Diluted	26,644	26,802	27,030

Options to purchase 1,433 shares at a price of $37.54 were outstanding during the year ended September 30, 2014, but were not included in the respective computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 78,166 shares at prices ranging from $36.70-$37.98 were outstanding during the year ended September 30, 2013, but were not included in the respective computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 126,787 shares at prices ranging from $35.69-$45.81 were outstanding during the year ended September 30, 2012, but were not included in the respective computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options expired in various periods through 2014.

Approximately 135,000, 156,000 and 175,000 restricted shares were outstanding but unearned at September 30, 2014, 2013 and 2012, respectively, and therefore were not included in the respective years’ computations of diluted EPS.

Q.	Share-Based Compensation

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan. Share-based payment expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period (generally the vesting period of the award).

R.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss of $(19.2) million at September 30, 2014, consisted of $(22.3) million related to the pension net actuarial loss; and $3.1 million related to currency translation adjustments. Accumulated other comprehensive loss of $(16.7) million at September 30, 2013, consisted of $(20.6) million related to the pension net actuarial loss; and $3.9 million related to currency translation adjustments.

S.	Deferred Revenue And Costs

Deferred revenue and costs are recorded when products or services have been provided but the criteria for revenue recognition have not been met. If there is a customer acceptance provision or there is uncertainty about customer acceptance, revenue and costs are deferred until the customer has accepted the product or service.

T.	Derivative Financial Instruments

All derivative financial instruments are reported on the balance sheet at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as a hedge and on the type of hedge. For each derivative instrument designated as a cash flow hedge, the effective portion of the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. For each derivative instrument designated as a fair value hedge, the gain or loss on the derivative and the offsetting gain or loss on the hedged item are recognized immediately in earnings. Regardless of type, a fully effective hedge will result in no net earnings impact while the derivative is outstanding. To the extent that any hedge is ineffective at offsetting cash flow or fair value changes in the underlying hedged item, there could be a net earnings impact.

U.	Fair Value of Financial Measurements

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties or the amount that would be paid to transfer a liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of Management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820, and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 – Inputs were unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs (other than quoted prices included in Level 1) were either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 – Inputs reflected Management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

V.	New Accounting Standards

In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08 (ASU 2014-08), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends ASC 205, Presentation of Financial Statements and ASC 360, Property, Plant, and Equipment. This update changes the criteria for a disposal transaction to qualify as a discontinued operation, and expands the disclosure requirements surrounding discontinued operations. ASU 2014-08 is effective for fiscal years beginning after December 15, 2014. It will not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2.	Aclara Divestiture

On March 28, 2014, the Company completed the sale of Aclara to an affiliate of Sun Capital Partners, Inc. The divestiture generated approximately $135 million of gross cash proceeds. As of March 28, 2014, the Company expected to receive an additional $10 million related to specific Aclara receivables retained by ESCO. As of September 30, 2014, the Company has received approximately $8.5 million of collections related to these specific Aclara receivables and the remaining outstanding receivables totaling $1.5 million were included in Other Current Assets on the Company’s Consolidated Balance Sheet as of September 30, 2014. In addition, as of March 28, 2014, the Company expected to receive an estimated working capital adjustment of approximately $5 million, however, the parties have not reached agreement on the calculation of the final working capital adjustment. The risk in negotiation has been considered in the Company’s consolidated financial statements. Aclara is reflected as discontinued operations and/or assets/liabilities held for sale in the consolidated financial statements and related notes for all periods presented.

Aclara’s pretax (loss) earnings recorded in discontinued operations was $(48.2) million, $(62.1) million and $19.5 million for the years ended September 30, 2014, 2013 and 2012, respectively. The 2014 pretax loss consisted of Aclara’s pretax earnings from its results of operations of $15.6 million and a pretax loss of $63.8 million on the sale of Aclara. The 2013 pretax loss was due to the $48 million goodwill impairment charge recorded in the fourth quarter of 2013; lower sales volumes; and changes in product mix (higher shipments of lower margin gas products). Aclara’s net sales were $129.6 million, $184.5 million and $209.7 million for the years ended September 30, 2014, 2013 and 2012, respectively. Aclara’s operations were included within the Company’s USG segment prior to the classification as discontinued operations.

The major classes of Aclara assets and liabilities held for sale included in the Consolidated Balance Sheets at September 30, 2013 are shown below:

(Dollars in millions)	2013
Assets:
Accounts receivable, net	$55.5
Inventories	34.9
Other current assets	18.5
Current assets	108.9
Net property, plant & equipment	14.5
Intangible assets, net	66.0
Goodwill	57.9
Other assets	11.8
Total assets	259.1
Liabilities:
Accounts payable	22.2
Accrued expenses and other current liabilities	41.4
Current liabilities	63.6
Other liabilities	16.0
Total liabilities	$79.6

3.	Acquisitions

2013

On June 26, 2013, the Company acquired the stock of Canyon Engineering Products, Inc. (Canyon) for $9.2 million in cash, and additionally, purchased Canyon’s 70,000 square foot manufacturing facility located in Valencia, California, for $7 million. Canyon designs and manufactures precision fluid control devices primarily for the aerospace industry and Canyon’s products, technology and customers are very similar to Crissair, Inc. The operating results for Canyon, since the date of acquisition, are included as part of Crissair, Inc. within ESCO’s Filtration segment. The Company recorded approximately $1.3 million of goodwill related to the transaction and $1.7 million of amortizable identifiable intangible assets consisting primarily of customer relationships.

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

On December 10, 2012, the Company acquired the assets of Finepoint Marketing, Inc. (Finepoint) for a purchase price of $2.5 million. Finepoint is the electric power industry’s leading conference provider focused on medium and high voltage circuit breakers, as well as related substation and switchgear topics. The operating results for the business, since the date of acquisition, are included as a part of Doble in the USG segment. The Company recorded approximately $1.3 million of goodwill as a result of the transaction and $1.2 million of amortizable identifiable intangible assets consisting of customer relationships.

All of the Company’s acquisitions have been accounted for using the purchase method of accounting and accordingly, the respective purchase prices were allocated to the assets (including intangible assets) acquired and liabilities assumed based on estimated fair values at the date of acquisition. The financial results from these acquisitions have been included in the Company’s financial statements from the date of acquisition. Pro forma financial information related to the Company’s acquisitions was not presented as it was not significant to the Company’s results of operations. None of the goodwill recorded as part of the acquisitions mentioned above is expected to be deductible for U.S. Federal or state income tax purposes.

4.	Goodwill and Other Intangible Assets

Included on the Company’s Consolidated Balance Sheets at September 30, 2014 and 2013 are the following intangible assets gross carrying amounts and accumulated amortization:

(Dollars in millions)	2014	2013
Goodwill	$282.3	282.9

Intangible assets with determinable lives:
Patents
Gross carrying amount	$1.0	0.9
Less: accumulated amortization	0.8	0.6
Net	$0.2	0.3

Capitalized software
Gross carrying amount	$37.4	28.7
Less: accumulated amortization	15.2	11.9
Net	$22.2	16.8

Customer Relationships
Gross carrying amount	$64.1	64.1
Less: accumulated amortization	21.2	17.9
Net	$42.9	46.2

Other
Gross carrying amount	$0.4	0.4
Less: accumulated amortization	0.2	0.2
Net	$0.2	0.2
Intangible assets with indefinite lives:
Trade names	$116.6	116.7

The Company performed its annual evaluation of goodwill and intangible assets for impairment during the fourth quarter of fiscal 2014 and concluded no impairment existed at September 30, 2014.

The changes in the carrying amount of goodwill attributable to each business segment for the years ended September 30, 2014 and 2013 are as follows:

(Dollars in millions)	USG	Test	Filtration	Total
Balance as of September 30, 2012	$215.6	34.7	29.3	279.6
Acquisitions/adjustments	1.7	0.3	1.3	3.3
Balance as of September 30, 2013	217.3	35.0	30.6	282.9
Adjustments	(0.5)	(0.3)	0.2	(0.6)
Balance as of September 30, 2014	$216.8	34.7	30.8	282.3

Amortization expense related to intangible assets with determinable lives was $6.7 million, $6.2 million and $5.7 million in 2014, 2013 and 2012, respectively. Patents are amortized over the life of the patents, generally 17 years. Capitalized software is amortized over the estimated useful life of the software, generally three to seven years. Customer relationships are generally amortized over twenty years. Intangible asset amortization for fiscal years 2015 through 2019 is estimated at approximately $6.7 million per year.

5.	Accounts Receivable

Accounts receivable, net of the allowance for doubtful accounts, consist of the following at September 30, 2014 and 2013:

(Dollars in thousands)	2014	2013
Commercial	$101,153	88,938
U.S. Government and prime contractors	4,296	3,042
Total	$105,449	91,980

6.	Inventories

Inventories consist of the following at September 30, 2014 and 2013:

(Dollars in thousands)	2014	2013
Finished goods	$18,949	20,925
Work in process — including long-term contracts	31,634	30,884
Raw materials	43,709	38,419
Total	$94,292	90,228

7.	Property, Plant and Equipment

Depreciation expense of property, plant and equipment for the years ended September 30, 2014, 2013 and 2012 was $9.6 million, $8.6 million and $8.1 million, respectively.

The Company leases certain real property, equipment and machinery under noncancelable operating leases. Rental expense under these operating leases for the years ended September 30, 2014, 2013 and 2012 was $5.3 million, $5 million and $5 million, respectively. Future aggregate minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2014, are:

(Dollars in thousands)
Years ending September 30:
2015	$4,995
2016	3,807
2017	2,555
2018	2,101
2019 and thereafter	2,412
Total	$15,870

8.	Income Tax Expense

Total income tax expense (benefit) for the years ended September 30, 2014, 2013 and 2012 was allocated to income tax expense as follows:

(Dollars in thousands)	2014	2013	2012
Income tax expense from Continuing Operations	$19,594	18,335	17,408
Income tax (benefit) expense from Discontinued Operations	(6,034)	(5,215)	7,397
Total income tax expense	$13,560	13,120	24,805

The components of income from continuing operations before income taxes consisted of the following for the years ended September 30:

(Dollars in thousands)	2014	2013	2012
United States	$56,196	43,159	46,883
Foreign	6,011	6,436	5,299
Total income before income taxes	$62,207	49,595	52,182

The principal components of income tax expense (benefit) from continuing operations for the years ended September 30, 2014, 2013 and 2012 consist of:

(Dollars in thousands)	2014	2013	2012
Federal:
Current	$18,756	10,723	11,144
Deferred	(2,442)	2,942	2,954
State and local:
Current	1,397	896	1,372
Deferred	(245)	642	309
Foreign:
Current	2,044	2,033	1,863
Deferred	84	1,099	(234)
Total	$19,594	18,335	17,408

The actual income tax expense (benefit) from continuing operations for the years ended September 30, 2014, 2013 and 2012 differs from the expected tax expense for those years (computed by applying the U.S. Federal corporate statutory rate) as follows:

	2014	2013	2012
Federal corporate statutory rate	35.0%	35.0%	35.0%
State and local, net of Federal benefits	2.0	2.7	3.3
Foreign	(1.7)	(1.9)	(0.7)
Research credit	(1.0)	(2.5)	(0.3)
Domestic production deduction	(2.9)	(2.5)	(2.4)
Change in uncertain tax positions	(2.9)	0.1	(3.6)
Purchase accounting adjustment	—	—	1.0
Executive compensation	1.3	1.8	0.6
Valuation allowance	1.3	4.0	0.2
Other, net	0.4	0.3	0.3
Effective income tax rate	31.5%	37.0%	33.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2014 and 2013 are presented below:

(Dollars in thousands)	2014	2013
Deferred tax assets:
Inventories, long-term contract accounting, contract cost reserves and other	$7,710	6,825
Pension and other postretirement benefits	6,974	7,417
Net operating loss carryforward — domestic	658	848
Net operating loss carryforward — foreign	4,702	3,955
Capital loss carryforward	—	240
Other compensation-related costs and other cost accruals	13,996	19,325
State credit carryforward	1,276	1,099
Total deferred tax assets	35,316	39,709
Deferred tax liabilities:

Goodwill	(14,338)	(14,576)
Acquisition assets	(57,795)	(61,403)
Depreciation, software amortization	(16,380)	(36,396)
Net deferred tax liabilities before valuation allowance	(53,197)	(72,666)
Less valuation allowance	(4,297)	(3,780)
Net deferred tax liabilities	$(57,494)	(76,446)

The Company has a foreign net operating loss carryforward of $18.2 million at September 30, 2014, which reflects tax loss carryforwards in Brazil, Germany, India, Japan, Finland, China and the United Kingdom. $16.4 million of the tax loss carryforwards have no expiration date while the remaining $1.8 million will expire between 2016 and 2024. The Company has state net operating loss carryforwards of $0.3 million at September 30, 2014 which expire between 2020 and 2033. The Company also has net state research and other credit carryforwards of $1.3 million of which $0.9 million expires between 2025 and 2034. The remaining $0.4 million does not have an expiration date.

The valuation allowance for deferred tax assets as of September 30, 2014 and 2013 was $4.3 million and $3.8 million, respectively. The net change in the total valuation allowance for each of the years ended September 30, 2014 and 2013 was an increase of $0.5 million and an increase of $2.8 million, respectively. The Company has established a valuation allowance against state credit carryforwards of $0.4 million at both September 30, 2014 and 2013. In addition, the Company has established a valuation allowance against state net operating loss (NOL) carryforwards that are not expected to be realized in future periods of $0.3 million and $0.4 million at September 30, 2014 and 2013, respectively. Lastly, the Company has established a valuation allowance against certain NOL carryforwards in foreign jurisdictions which may not be realized in future periods. The valuation allowance established against the foreign NOL carryforwards was $3.6 million and $2.8 million at September 30, 2014, and 2013, respectively. The Company classifies its valuation allowance related to deferred taxes on a pro rata basis by taxing jurisdiction.

The Company’s foreign subsidiaries have accumulated unremitted earnings of $32.6 million and cash of $27.0 million at September 30, 2014. No deferred taxes have been provided on these accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to indefinitely reinvest these earnings in continuing international operations. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $4.7 million would be due, which would correspondingly reduce the Company’s net earnings. No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

As of September 30, 2014, the Company had $0.5 million of unrecognized benefits (see table below), which, net of Federal benefit, if recognized, would affect the Company’s effective tax rate.

A reconciliation of the Company’s unrecognized tax benefits for the years ended September 30, 2014 and 2013 is presented in the table below:

(Dollars in millions)	2014	2013
Balance as of October 1,	$2.2	1.8
Increases related to prior year tax positions	—	0.5
Decreases related to prior year tax positions	(0.7)	—
Increases related to current year tax positions	—	0.2
Decreases related to settlements with taxing authorities	—	(0.1)
Lapse of statute of limitations	(1.0)	(0.2)
Balance as of September 30,	$0.5	2.2

The Company anticipates a $0.1 million reduction in the amount of unrecognized tax benefits in the next 12 months as a result of a lapse of the applicable statute of limitations. The Company’s policy is to include interest related to unrecognized tax benefits in income tax expense and penalties in operating expense. As of September 30, 2014, 2013 and 2012, the Company had accrued interest related to uncertain tax positions of zero, $0.1 million and $0.1 million, respectively, net of Federal income tax benefit, on its Consolidated Balance Sheet. No significant penalties have been accrued.

The principal jurisdictions for which the Company files income tax returns are U.S. Federal and the various city, state, and international locations where the Company has operations. The U.S. Federal tax years for the periods ended September 30, 2011 and forward remain subject to income tax examination. In the second quarter of 2014, the Internal Revenue Service completed their examination of the Company’s U.S. Federal income tax return for the period ended September 30, 2011; no adjustments were proposed. Various state tax years for the periods ended September 30, 2010 and forward remain subject to income tax examinations. The Company is subject to income tax in many jurisdictions outside the United States, none of which is individually material to the Company’s financial position, statements of cash flows, or results of operations.

9.	Debt

Debt consists of the following at September 30, 2014 and 2013:

(Dollars in thousands)	2014	2013
Revolving credit facility, including current portion	$40,000	172,000
Current portion of long-term debt	(20,000)	(50,000)
Total long-term debt, less current portion	$20,000	122,000

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

At September 30, 2014, the Company had approximately $399 million available to borrow under the Credit Facility, plus a $250 million increase option, in addition to $35.1 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of September 30, 2014, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.

The Credit Facility requires, as determined by certain financial ratios, a facility fee ranging from 17.5 to 35 basis points per annum on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. During 2014 and 2013, the maximum aggregate short-term borrowings at any month-end were $187 million and $191 million, respectively; the average aggregate short-term borrowings outstanding based on month-end balances were $103 million and $171 million, respectively; and the weighted average interest rates were 1.48%, 1.55% and 1.20% for 2014, 2013 and 2012, respectively. The letters of credit issued and outstanding under the Credit Facility totaled $11 million and $13 million at September 30, 2014 and 2013, respectively.

10.	Capital Stock

The 30,247,512 and 30,147,504 common shares as presented in the accompanying Consolidated Balance Sheets at September 30, 2014 and 2013 represent the actual number of shares issued at the respective dates. The Company held 4,040,532 and 3,707,407 common shares in treasury at September 30, 2014 and 2013, respectively.

In August 2012, the Company’s Board of Directors authorized a common stock repurchase program under which the Company may repurchase shares of its stock from time to time in its discretion, in the open market or otherwise, up to a maximum total repurchase amount of $100 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). This program has been twice extended by the Company’s Board of Directors and is currently scheduled to expire September 30, 2015. The Company repurchased approximately 350,000 shares for $12.0 million in 2014; 270,000 shares for $9.7 million in 2013; and 150,000 shares for $5.4 million in 2012.

11.	Share-Based Compensation

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Stock Option Plans

The Company’s stock option awards have generally been subject to graded vesting over a three-year service period. All outstanding options were granted at prices equal to fair market value at the date of grant. Beginning in fiscal 2004, the options granted have had a five-year contractual life from date of issuance. The Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatility of ESCO’s stock calculated over the expected term of the option. The Company utilizes historical company data to develop its expected term assumption. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

Information regarding stock options awarded under the option plans is as follows:

	FY 2014		FY 2013		FY 2012
	Shares	Estimated Weighted Avg. Price	Shares	Estimated Weighted Avg. Price	Shares	Estimated Weighted Avg. Price
October 1,	67,350	$37.39	125,816	36.29	435,054	35.58
Granted	—	—	—	—	—	—
Exercised	—	$—	(51,116)	34.70	(100,872)	14.98
Cancelled	(67,350)	$37.39	(7,350)	37.30	(208,366)	45.18
September 30,	—	$—	67,350	37.39	125,816	36.29
At September 30,
Reserved for future grant	500,000		500,000		1,301,090
Exercisable	—	$—	67,350	37.39	125,149	36.31

The aggregate intrinsic value of stock options exercised during 2013 and 2012 was $0.3 million and $2 million, respectively; no stock options were exercised during 2014. No stock options were granted during 2014, 2013 or 2012, and no stock options were outstanding at September 30, 2014.

Performance-Accelerated Restricted Share Awards

The performance-accelerated restricted shares (restricted shares) have a five-year term with accelerated vesting if certain targets based on market conditions are achieved. In these cases, if it is probable that the performance condition will be met, the Company recognizes compensation cost on a straight-line basis over the shorter performance period; otherwise, it will recognize compensation cost over the longer service period. Compensation cost for the majority of the outstanding restricted share awards is being recognized over the shorter performance period as it is probable the performance condition will be met. The restricted share award grants were valued at the stock price on the date of grant. Pretax compensation expense related to the restricted share awards for continuing operations was $4.1 million, $4 million and $3.8 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

The following summary presents information regarding outstanding restricted share awards as of September 30, 2014, and changes during the period then ended:

	Shares	Weighted Average Price
Nonvested at September 30, 2013	425,245	$33.29
Granted	109,404	33.12
Vested	(168,809)	35.13
Cancelled	(33,500)	34.08
Nonvested at September 30, 2014	332,340	$32.23

Non-Employee Directors Plan

The non-employee directors compensation plan provides to each non-employee director a retainer of 900 common shares per quarter. Compensation expense related to the non-employee director grants was $0.7 million, $0.6 million and $0.6 million for the years ended September 30, 2014, 2013 and 2012, respectively.

Total Share-Based Compensation

The total share-based compensation cost that has been recognized in results of operations and included within SG&A from continuing operations was $4.8 million, $4.6 million and $4.4 million for the years ended September 30, 2014, 2013 and 2012, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $1.3 million, $1.3 million and $1.6 million for the years ended September 30, 2014, 2013 and 2012, respectively. The Company has elected to use tax law ordering rules when calculating the income tax benefit associated with its share-based payment arrangements. In addition, the Company elected to use the simplified method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized. As of September 30, 2014, there was $4.7 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years.

12.	Retirement and Other Benefit Plans

Substantially all domestic employees were covered by a defined contribution pension plan maintained by the Company. Effective December 31, 2003, the Company’s defined benefit plan was frozen and no additional benefits have been accrued after that date. As a result, the accumulated benefit obligation and projected benefit obligation are equal. These frozen retirement income benefits are provided to employees under defined benefit pay-related and flat-dollar plans, which are noncontributory. In conjunction with the acquisition of Doble, the Company assumed responsibility for its defined benefit plan and has frozen the plan effective December 31, 2008, and no additional benefits have been accrued after that date. Effective October 1, 2009, the Company’s defined benefit plan and Doble’s benefit plan were merged into one plan. The annual contributions to the defined benefit retirement plans equal or exceed the minimum funding requirements of the Employee Retirement Income Security Act. In addition to providing retirement income benefits, the Company provides unfunded postretirement health and life insurance benefits to certain retirees. To qualify, an employee must retire at age 55 or later and the employee’s age plus service must equal or exceed 75. Retiree contributions are defined as a percentage of medical premiums. Consequently, retiree contributions increase with increases in the medical premiums. The life insurance plans are noncontributory and provide coverage of a flat dollar amount for qualifying retired employees. Effective December 31, 2004, no new retirees were eligible for life insurance benefits.

The Company uses a measurement date of September 30 for its pension and other postretirement benefit plans. The Company has an accrued benefit liability of $0.9 million and $0.7 million at September 30, 2014 and 2013, respectively, related to its other postretirement benefit obligations. All other information related to its postretirement benefit plans is not considered material to the Company’s results of operations or financial condition.

The following tables provide a reconciliation of the changes in the pension plans and fair value of assets over the two-year period ended September 30, 2014, and a statement of the funded status as of September 30, 2014 and 2013:

(Dollars in millions)
Reconciliation of benefit obligation	2014	2013
Net benefit obligation at beginning of year	$87.2	97.1
Service cost	—	0.1
Interest cost	4.0	3.6
Actuarial (gain) loss	5.1	(9.7)
Settlements	—	(0.3)
Gross benefits paid	(3.8)	(3.6)
Net benefit obligation at end of year	$92.5	87.2

(Dollars in millions)
Reconciliation of fair value of plan assets	2014	2013
Fair value of plan assets at beginning of year	$67.9	61.1
Actual return on plan assets	5.9	6.2
Employer contributions	3.0	4.5
Gross benefits paid	(3.8)	(3.9)
Fair value of plan assets at end of year	$73.0	67.9

(Dollars in millions)
Funded Status	2014	2013
Funded status at end of year	$(19.5)	(19.3)
Unrecognized prior service cost	—	—
Unrecognized net actuarial (gain) loss	—	—
Accrued benefit cost	(19.5)	(19.3)

Amounts recognized in the Balance Sheet consist of:
Noncurrent asset	—	—
Current liability	(0.3)	(0.3)
Noncurrent liability	(19.2)	(19.0)
Accumulated other comprehensive (income)/loss (before tax effect)	36.7	34.8

Amounts recognized in Accumulated Other Comprehensive (Income)/Loss consist of:
Net actuarial loss	36.7	34.8
Prior service cost	—	—

Accumulated Other Comprehensive (Income)/Loss (before tax effect)	$36.7	34.8

The following table provides the components of net periodic benefit cost for the plans for the years ended September 30, 2014, 2013 and 2012:

(Dollars in millions)	2014	2013	2012
Service cost	$—	0.1	0.1
Interest cost	4.0	3.6	3.8
Expected return on plan assets	(4.4)	(4.4)	(4.1)
Net actuarial loss	1.6	2.1	1.5
Settlement gain	—	(0.1)	—
Net periodic benefit cost	1.2	1.3	1.3
Defined contribution plans	3.3	4.6	4.5
Total	$4.5	5.9	5.8

The discount rate used in measuring the Company’s pension obligations was developed by matching yields of actual high-quality corporate bonds to expected future pension plan cash flows (benefit payments). Over 400 Aa-rated, non-callable bonds with a wide range of maturities were used in the analysis. After using the bond yields to determine the present value of the plan cash flows, a single representative rate that resulted in the same present value was developed. The expected long-term rate of return on plan assets assumption was determined by reviewing the actual investment return of the plans since inception and evaluating those returns in relation to expectations of various investment organizations to determine whether long-term future returns are expected to differ significantly from the past.

The following weighted-average assumptions were used to determine the net periodic benefit cost for the pension plans:

	2014	2013	2012
Discount rate	4.75%	3.75%	4.50%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	7.00%	7.50%	7.50%

The following weighted-average assumptions were used to determine the net periodic benefit obligations for the pension plans:

	2014	2013
Discount rate	4.25%	4.75%
Rate of increase in compensation levels	N/A	N/A

The assumed rate of increase in compensation levels is not applicable in 2014, 2013 and 2012 as the plan was frozen in earlier years.

The asset allocation for the Company’s pension plans at the end of 2014 and 2013, the Company’s acceptable range and the target allocation for 2015, by asset category, follows:

			Percentage of Plan Assets at Year-end
Asset Category	Target Allocation 2015	Acceptable Range	2014	2013
Equity securities	38%	34-42%	35%	34%
Fixed income	62%	58-66%	64%	65%
Cash/cash equivalents	0%	0-5%	1%	1%

The Company’s pension plan assets are managed by outside investment managers and assets are rebalanced when the target ranges are exceeded. Pension plan assets consist principally of funds which invest in marketable securities including common stocks, bonds, and interest-bearing deposits. The Company’s investment strategy with respect to pension assets is to achieve a total rate of return (income and capital appreciation) that is sufficient to accomplish the purpose of providing retirement benefits to all eligible and future retirees of the pension plan. The Company regularly monitors performance and compliance with investment guidelines.

Fair Value of Financial Measurements

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities. The Company is required to separately disclose assets and liabilities measured at fair value on a recurring basis, from those measured at fair value on a nonrecurring basis.

The fair values of the Company’s defined benefit plan investments as of September 30, 2014, by asset category, were as follows:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Investments at fair value:
Cash and cash equivalents	$0.8	—	—	0.8
Common and preferred stock funds:
Domestic large capitalization	5.8	—	—	5.8
Domestic small/mid capitalization	6.8	—	—	6.8
International funds	10.5	—	—	10.5
Fixed income funds	46.8	—	—	46.8
Real estate investment funds	2.3	—	—	2.3
Total investments at fair value	$73.0	—	—	73.0

The fair values of the Company’s defined benefit plan investments as of September 30, 2013, by asset category, were as follows:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Investments at fair value:
Cash and cash equivalents	$0.9	—	—	0.9
Common and preferred stock funds:
Domestic large capitalization	4.8	—	—	4.8
Domestic small/mid capitalization	6.5	—	—	6.5
International funds	9.7	—	—	9.7
Fixed income funds	43.8	—	—	43.8
Real estate investment funds	2.2	—	—	2.2
Total investments at fair value	$67.9	—	—	67.9

The following methods were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: The carrying value of cash represents fair value as it consists of actual currency.

Investment funds: The fair value of the investment funds, which are classified as Level 1, is determined based on the published net asset value of the funds.

There were no defined benefit plan investments classified as Level 2 or Level 3 during 2014 or 2013.

Expected Cash Flows

Information about the expected cash flows for the pension and other postretirement benefit plans follows:

(Dollars in millions)	Pension Benefits	Other Benefits
Expected Employer Contributions — 2015	$0.9	0.1
Expected Benefit Payments:
2015	4.4	0.1
2016	4.9	0.1
2017	4.9	0.1
2018	5.0	0.1
2019	5.2	0.1
2020-2024	$29.0	0.4

13.	Derivative Financial Instruments

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. In June 2014, the Company entered into a forward contract to sell 10.9 million Euros (US$14.7 million) on November 3, 2014 to hedge the foreign currency risk related to an intercompany transaction. The Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized may differ for open positions, which remain subject to ongoing market price fluctuations until settlement. Gains and losses on foreign currency derivatives are reported in other expenses (income), net, on the Company’s Consolidated Statements of Operations. The fair value of the foreign currency derivative is classified in accounts receivable on the Company’s Consolidated Balance Sheet. The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of September 30, 2014.

(In thousands)	Notional Amount (Euros)	Fair Value (US$)
Forward contract	10,891	927

14.	Other Financial Data

Items charged to continuing operations during the years ended September 30, 2014, 2013 and 2012 included the following:

(Dollars in thousands)	2014	2013	2012
Salaries and wages (including fringes)	$158,333	151,805	138,192
Maintenance and repairs	4,638	4,368	4,248
Research and development (R&D) costs:
Company-sponsored	16,880	12,704	14,293
Customer-sponsored	11,586	15,014	9,171
Total R&D	28,466	27,718	23,464
Other engineering costs	12,484	7,715	12,217
Total R&D and other engineering costs	$40,950	35,433	35,681
As a % of net sales	7.7%	7.2%	7.5%

A reconciliation of the changes in accrued product warranty liability for the years ended September 30, 2014, 2013 and 2012 is as follows:

(Dollars in thousands)	2014	2013	2012
Balance as of October 1,	$1,880	1,536	2,120
Additions charged to expense	239	1,048	197
Deductions	(639)	(704)	(781)
Balance as of September 30,	$1,480	1,880	1,536

15.	Business Segment Information

The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reporting segments: Filtration/Fluid Flow (Filtration), RF Shielding and Test (Test), and Utility Solutions Group (USG).

The Filtration segment’s operations consist of: PTI Technologies Inc., VACCO Industries, Crissair, Inc. and Thermoform Engineered Quality LLC. The companies within this segment design and manufacture specialty filtration products including hydraulic filter elements and fluid control devices used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned aircraft and submarines.

Test segment operations consist of ETS-Lindgren Inc. (ETS-Lindgren). ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy. ETS-Lindgren also manufactures radio frequency shielding products and components used by manufacturers of medical equipment, communications systems, electronic products, and shielded rooms for high-security data processing and secure communication.

The USG segment’s operations consist of Doble Engineering Company (Doble). Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of power factor and partial discharge testing instruments used to assess the integrity of high-voltage power delivery equipment. Previously, USG also included Aclara Technologies LLC. See Note 2.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. The operating units within each reporting segment have been aggregated because of similar economic characteristics and meet the other aggregation criteria of FASB ASC 280.

The Company evaluates the performance of its operating units based on EBIT, which is defined as: Earnings Before Interest and Taxes. Intersegment sales and transfers are not significant. Segment assets consist primarily of customer receivables, inventories, capitalized software and fixed assets directly associated with the production processes of the segment. Segment depreciation and amortization is based upon the direct assets listed above.

Net Sales

(Dollars in millions)
Year ended September 30,	2014	2013	2012
Filtration	$233.7	214.1	194.8
Test	181.8	166.7	175.9
USG	115.6	109.3	108.0
Consolidated totals	$531.1	490.1	478.7

One customer exceeded 10% of sales in 2014; no customer exceeded 10% of sales in 2013 or 2012.

EBIT

(Dollars in millions)
Year ended September 30,	2014	2013	2012
Filtration	$41.4	42.4	38.0
Test	21.1	16.3	14.0
USG	26.6	21.6	25.9
Reconciliation to consolidated totals (Corporate)	(25.3)	(28.0)	(23.2)
Consolidated EBIT	63.8	52.3	54.7
Less: interest expense	(1.6)	(2.7)	(2.5)
Earnings before income tax	$62.2	49.6	52.2

Identifiable Assets

(Dollars in millions)
Year ended September 30,	2014	2013
Filtration	$131.5	122.9
Test	114.6	102.4
USG	98.6	72.3
Corporate (includes assets held for sale)	501.2	794.7
Consolidated totals	$845.9	1,092.3

Corporate assets consist primarily of goodwill, deferred taxes, acquired intangible assets, cash balances and assets held for sale.

Capital Expenditures

(Dollars in millions)
Year ended September 30,	2014	2013	2012
Filtration	$7.0	6.6	4.4
Test	1.4	3.2	2.2
USG	4.1	3.9	3.6
Corporate	0.2	0.2	0.6
Consolidated totals	$12.7	13.9	10.8

In addition to the above amounts, the Company incurred expenditures for capitalized software of $8.6 million, $8.4 million and $5.3 million in 2014, 2013 and 2012, respectively.

Depreciation and Amortization

(Dollars in millions)
Year ended September 30,	2014	2013	2012
Filtration	$5.2	4.2	3.9
Test	2.7	2.5	2.5
USG	4.8	4.6	3.4
Corporate	3.7	3.5	4.7
Consolidated totals	$16.4	14.8	14.5

Geographic Information

Net Sales

(Dollars in millions)
Year ended September 30,	2014	2013	2012
United States	$374.0	336.4	316.6
Asia	59.9	59.5	66.3
Europe	62.0	51.5	61.7
Canada	10.4	14.3	12.6
India	3.3	10.2	7.5
Other	21.5	18.2	14.0
Consolidated totals	$531.1	490.1	478.7

Long-Lived Assets

(Dollars in millions)
Year ended September 30,	2014	2013
United States	$73.6	72.8
Europe	2.2	2.2
Other	0.7	0.5
Consolidated totals	$76.5	75.5

Net sales are attributed to countries based on location of customer. Long-lived assets are attributed to countries based on location of the asset.

16.	Commitments and Contingencies

At September 30, 2014, the Company had $11.2 million in letters of credit outstanding as guarantees of contract performance. As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. Additionally, the Company is currently involved in various stages of investigation and remediation relating to environmental matters. It is the opinion of Management that the aggregate costs involved in the resolution of these matters, and final judgments, if any, which might be rendered against the Company are adequately reserved for, are covered by insurance, or are not likely to have a material adverse effect on the Company’s results from continuing operations, capital expenditures, or competitive position. Because the final Aclara working capital adjustment has not been agreed upon, the Company is unable to determine its impact on the results from discontinued operations.

17.	Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth	Fiscal
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

2014

Net sales	$124,450	124,762	130,495	151,413	531,120
Net earnings from continuing operations	8,832	9,264	11,590	12,927	42,613
Net (loss) earnings from discontinued operations	2,357	(42,941)	—	(1,619)	(42,203)
Net earnings (loss)	11,189	(33,677)	11,590	11,308	410

Basic earnings (loss) per share:
Net earnings from continuing operations	0.33	0.35	0.44	0.49	1.61
Net (loss) earnings from discontinued operations	0.09	(1.62)	—	(0.06)	(1.59)
Net earnings (loss)	0.42	(1.27)	0.44	0.43	0.02

Diluted earnings (loss) per share:
Net earnings from continuing operations	0.33	0.35	0.43	0.49	1.60
Net (loss) earnings from discontinued operations	0.09	(1.61)	—	(0.06)	(1.58)
Net earnings (loss)	0.42	(1.26)	0.43	0.43	0.02

Dividends declared per common share	$0.08	0.08	0.08	0.08	0.32

2013

Net sales	$110,518	118,039	116,922	144,600	490,079
Net earnings from continuing operations	5,343	5,523	6,514	13,880	31,260
Net (loss) earnings from discontinued operations	(5,097)	(3,964)	(1,617)	(46,185)	(56,863)
Net (loss) earnings	246	1,559	4,897	(32,305)	(25,603)

Basic earnings (loss) per share:
Net earnings from continuing operations	0.20	0.21	0.25	0.52	1.18
Net (loss) earnings from discontinued operations	(0.19)	(0.15)	(0.06)	(1.75)	(2.15)
Net (loss) earnings	0.01	0.06	0.19	(1.23)	(0.97)

Diluted earnings (loss) per share:
Net earnings from continuing operations	0.20	0.21	0.24	0.52	1.17
Net (loss) earnings from discontinued operations	(0.19)	(0.15)	(0.06)	(1.73)	(2.13)
Net (loss) earnings	0.01	0.06	0.18	(1.21)	(0.96)

Dividends declared per common share	$0.08	0.08	0.08	0.08	0.32

See Notes 2 and 3 for discussion of divestiture and acquisition activity. Beginning in the third quarter of 2013, Aclara was classified as discontinued operations and assets/liabilities held for sale. Prior period amounts have been reclassified to conform to the current period presentation.

MANAGEMENT’S STATEMENT OF FINANCIAL RESPONSIBILITY

The Company’s Management is responsible for the fair presentation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America, and for their integrity and accuracy. Management is confident that its financial and business processes provide accurate information on a timely basis.

Management, with the oversight of ESCO’s Board of Directors, has established and maintains a strong ethical climate in which the Company’s affairs are conducted. Management also has established an effective system of internal controls that provide reasonable assurance as to the integrity and accuracy of the financial statements, and responsibility for the Company’s assets. KPMG LLP, the Company’s independent registered public accounting firm, reports directly to the Audit and Finance Committee of the Board of Directors. The Audit and Finance Committee has established policies consistent with corporate reform laws for auditor independence. In accordance with corporate governance listing requirements of the New York Stock Exchange:

•	A majority of Board members are independent of the Company and its Management.

•	All members of the key Board committees — the Audit and Finance, the Human Resources and Compensation and the Nominating and Corporate Governance Committees — are independent.

•	The independent members of the Board meet regularly without the presence of Management.

•	The Company has a clear code of ethics and a conflict of interest policy to ensure that key corporate decisions are made by individuals who do not have a financial interest in the outcome, separate from their interest as Company officials.

•	The charters of the Board committees clearly establish their respective roles and responsibilities.

•	The Company has a Corporate Ethics Committee, ethics officers at each operating location and an ombudsman hot line available to all domestic employees and all foreign employees have local ethics officers and access to the Company’s ombudsman.

The Company has a strong financial team, from its executive leadership to each of its individual contributors. Management monitors compliance with its financial policies and practices over critical areas including internal controls, financial accounting and reporting, accountability, and safeguarding of its corporate assets. The internal audit control function maintains oversight over the key areas of the business and financial processes and controls, and reports directly to the Audit and Finance Committee. Additionally, all employees are required to adhere to the ESCO Code of Business Conduct and Ethics, which is monitored by the Corporate Ethics Committee.

Management is dedicated to ensuring that the standards of financial accounting and reporting that are established are maintained. The Company’s culture demands integrity and a commitment to strong internal practices and policies.

The Consolidated Financial Statements have been audited by KPMG LLP, whose report is included herein.

November 26, 2014

/s/Victor L. Richey	/s/Gary E. Muenster

Victor L. Richey	Gary E. Muenster
Chairman, Chief Executive Officer	Executive Vice President
and President	and Chief Financial Officer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, using criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of September 30, 2014, based on these criteria.

Our internal control over financial reporting as of September 30, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

November 26, 2014

/s/Victor L. Richey	/s/Gary E. Muenster

Victor L. Richey	Gary E. Muenster
Chairman, Chief Executive Officer	Executive Vice President
and President	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ESCO Technologies Inc.:

We have audited the accompanying consolidated balance sheets of ESCO Technologies Inc. and subsidiaries (the Company) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2014. We also have audited ESCO Technologies Inc.’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ESCO Technologies Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ESCO Technologies Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, ESCO Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

St. Louis, Missouri

November 26, 2014

EXHIBITS

The following exhibits are submitted with and attached to this Form 10-K; exhibit numbers correspond to the exhibit table in Item 601 of Regulation S-K. For a complete list of exhibits including those incorporated by reference, see Item 15(a)(3) of this Form 10-K, above.

Exhibit No.		Exhibit
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer
32	**	Certification of Chief Executive Officer and Chief Financial Officer
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Schema Document
101.CAL	***	XBRL Calculation Linkbase Document
101.LAB	***	XBRL Label Linkbase Document
101.PRE	***	XBRL Presentation Linkbase Document
101.DEF	***	XBRL Definition Linkbase Document

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

***	Exhibit 101 to this report consists of documents formatted in XBRL (Extensible Business Reporting Language); a printed copy is not included.