Form 10-Q
period 2014-12-31
ESCO TECHNOLOGIES INC
filed 2015-02-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)

9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at January 31, 2015
Common stock, $.01 par value per share	26,118,425

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended December 31,
	2014	2013

Net sales	$120,547	124,450
Costs and expenses:
Cost of sales	70,420	74,281
Selling, general and administrative expenses	33,504	33,872
Amortization of intangible assets	1,873	1,686
Interest expense, net	195	692
Other (income) expenses, net	(221)	179
Total costs and expenses	105,771	110,710

Earnings before income taxes	14,776	13,740
Income tax expense	3,948	4,908
Net earnings from continuing operations	10,828	8,832

Earnings from discontinued operations, net of tax expense of $1,306	-	2,357

Net earnings	$10,828	11,189

Earnings per share:
Basic - Continuing operations	$0.41	0.33
- Discontinued operations	0.00	0.09
- Net earnings	$0.41	0.42

Diluted - Continuing operations	$0.41	0.33
- Discontinued operations	0.00	0.09
- Net earnings	$0.41	0.42

See accompanying notes to consolidated financial statements.

2

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2014	2013

Net earnings	$10,828	11,189
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,463)	574
Comprehensive income	$8,365	11,763

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$38,609	35,131
Accounts receivable, net	87,478	105,449
Costs and estimated earnings on long-term contracts, less progress billings of $25,017 and $30,041 respectively	24,983	27,798
Inventories	101,015	94,292
Current portion of deferred tax assets	19,217	19,946
Other current assets	12,209	13,337
Total current assets	283,511	295,953
Property, plant and equipment, net of accumulated depreciation of $70,738 and $70,694, respectively	76,235	76,465
Intangible assets, net of accumulated amortization of $39,274 and $37,402, respectively	182,994	182,063
Goodwill	281,778	282,337
Other assets	9,195	9,088
Total assets	$833,713	845,906

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	23,765	40,328
Advance payments on long-term contracts, less costs incurred of $33,026 and $44,110, respectively	14,544	15,035
Accrued salaries	16,422	25,558
Current portion of deferred revenue	17,703	19,895
Accrued other expenses	21,518	26,284
Total current liabilities	113,952	147,100
Pension obligations	18,829	19,234
Deferred tax liabilities	77,335	77,440
Other liabilities	1,875	1,961
Long-term debt	40,000	20,000
Total liabilities	251,991	265,735
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,287,467 and 30,247,512 shares, respectively	303	302
Additional paid-in capital	285,246	285,305
Retained earnings	408,189	399,451
Accumulated other comprehensive loss, net of tax	(21,649)	(19,186)
	672,089	665,872
Less treasury stock, at cost: 4,172,642 and 4,040,532 common shares, respectively	(90,367)	(85,701)
Total shareholders' equity	581,722	580,171
Total liabilities and shareholders’ equity	$833,713	845,906

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$10,828	11,189
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Net earnings from discontinued operations, net of tax	-	(2,357)
Depreciation and amortization	4,282	4,040
Stock compensation expense	1,255	1,249
Changes in current assets and liabilities	(15,154)	(7,954)
Effect of deferred taxes	624	1,403
Change in deferred revenue and costs, net	(2,803)	(1,196)
Pension contributions	(620)	(500)
Other	1,190	(1,562)
Net cash (used) provided by operating activities – continuing operations	(398)	4,312
Net cash used by operating activities - discontinued operations	-	(10,997)
Net cash used by operating activities	(398)	(6,685)

Cash flows from investing activities:
Additions to capitalized software	(1,615)	(1,826)
Capital expenditures	(3,532)	(2,135)
Net cash used by investing activities – continuing operations	(5,147)	(3,961)
Net cash used by investing activities – discontinued operations	-	(1,794)
Net cash used by investing activities	(5,147)	(5,755)

Cash flows from financing activities:
Proceeds from long-term debt	45,000	20,507
Principal payments on long-term debt	(25,000)	(15,000)
Dividends paid	(2,105)	(2,124)
Purchases of common stock into treasury	(6,363)	-
Other	(46)	-
Net cash provided by financing activities	11,486	3,383
Effect of exchange rate changes on cash and cash equivalents	(2,463)	574
Net increase (decrease) in cash and cash equivalents	3,478	(8,483)
Cash and cash equivalents, beginning of period	35,131	42,850
Cash and cash equivalents, end of period	$38,609	34,367

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The Company’s business is typically not impacted by seasonality; however, the results for the three-month period ended December 31, 2014 are not necessarily indicative of the results for the entire 2015 fiscal year. References to the first quarters of 2015 and 2014 represent the fiscal quarters ended December 31, 2014 and 2013, respectively.

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

On March 28, 2014, the Company completed the sale of Aclara Technologies LLC (Aclara) to an affiliate of Sun Capital Partners. Aclara is reflected as discontinued operations in the consolidated financial statements and related notes for the periods presented, in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

	Three Months Ended December 31,
	2014	2013

Weighted Average Shares Outstanding - Basic	26,191	26,483
Dilutive Options and Restricted Shares	195	255

Adjusted Shares - Diluted	26,386	26,738

Options to purchase 5,683 shares of common stock at prices of $37.54 were outstanding during the three-month period ended December 31, 2013, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Approximately 209,000 and 233,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended December 31, 2014 and 2013, respectively, based upon the application of the treasury stock method.

3.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Pretax compensation expense related to the restricted share awards was $1.0 million and $1.1 million for the three-month periods ended December 31, 2014 and 2013, respectively. There were 443,841 non-vested shares outstanding as of December 31, 2014.

Non-Employee Directors Plan

Pretax compensation expense related to the non-employee director grants was $0.2 million and $0.1 million for the three-month periods ended December 31, 2014 and 2013, respectively.

The total share-based compensation cost that has been recognized in results of continuing operations and included within selling, general and administrative expenses (SG&A) was $1.3 million and $1.2 million for the three-month periods ended December 31, 2014 and 2013, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million and $0.5 million for the three-month periods ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was $7.5 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

4.	INVENTORIES

Inventories from continuing operations consist of the following:

(In thousands)	December 31, 2014	September 30, 2014

Finished goods	$19,169	18,949
Work in process, including long-term contracts	35,096	31,634
Raw materials	46,750	43,709
Total inventories	$101,015	94,292

5.	BUSINESS SEGMENT INFORMATION

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

(In thousands)	Three Months Ended December 31,
	2014	2013
NET SALES
Filtration	$47,511	55,478
Test	39,421	39,477
USG	33,615	29,495
Consolidated totals	$120,547	124,450

EBIT
Filtration	$7,076	9,484
Test	3,795	3,575
USG	9,977	7,647
Corporate (loss)	(5,877)	(6,274)
Consolidated EBIT	14,971	14,432
Less: Interest expense	(195)	(692)
Earnings before income taxes	$14,776	13,740

Non-GAAP Financial Measures

The financial measure “EBIT” is presented in the above table and elsewhere in this Report. EBIT on a consolidated basis is a non-GAAP financial measure. Management believes that EBIT is useful in assessing the operational profitability of the Company’s business segments because it excludes interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures used by management in determining resource allocations within the Company as well as incentive compensation. A reconciliation of EBIT from continuing operations to net earnings from continuing operations is set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – EBIT, below.

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

6. DEBT

The Company’s debt is summarized as follows:

(In thousands)	December 31, 2014	September 30, 2014
Total borrowings	$60,000	40,000
Short-term borrowings and current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$40,000	20,000

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

At December 31, 2014, the Company had approximately $379 million available to borrow under the credit facility, and a $250 million increase option, in addition to $38.6 million cash on hand. At December 31, 2014, the Company had $60 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $11.4 million. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 17.5 to 35.0 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio. At December 31, 2014, the Company was in compliance with all debt covenants.

7.	INCOME TAX EXPENSE

The first quarter 2015 effective income tax rate from continuing operations was 26.7% compared to 35.7% in the first quarter of 2014. The income tax expense in the first quarter of 2015 was favorably impacted by the extension of the research credit as a result of the Tax Increase Prevention Act of 2014 reducing the first quarter effective tax rate by 6.4%. The income tax expense in the first quarter of 2015 was favorably impacted by an increase in the foreign tax rate benefit of 1.1%. The Company estimates the fiscal 2015 effective tax rate from continuing operations will be approximately 34%.

During the three-month period ended December 31, 2014, there was no material change in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

8.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three-month periods ended December 31, 2014 and 2013 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended December 31,
(In thousands)	2014	2013
Defined benefit plans
Interest cost	$951	1,002
Expected return on assets	(1,136)	(1,104)
Amortization of:
Prior service cost	3	3
Actuarial loss	442	413
Net periodic benefit cost	$260	314

9.	SUBSEQUENT EVENT

On January 28, 2015, the Company acquired the assets of ENOSERV LLC (ENOSERV), headquartered in Tulsa, Oklahoma. The Company provides utility customers with high quality, user-friendly agnostic software and has annual revenues of approximately $8 million. The operating results for ENOSERV will be included as part of Doble, within ESCO’s USG segment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted. On March 28, 2014, the Company completed the sale of Aclara Technologies LLC (Aclara) to an affiliate of Sun Capital Partners. The parties have not yet reached agreement on the calculation of the final working capital adjustment as the buyer has proposed several adjustments to the working capital estimate calculated at closing. Pursuant to the terms of the sale agreement, the parties have initiated procedures to enter into arbitration. While the final working capital adjustment cannot be determined at this time, the risk exists that the buyer could prevail in certain of the proposed adjustments. The Company has considered this risk in the consolidated financial statements. Aclara is reflected as discontinued operations in the financial statements and related notes for the periods shown.

References to the first quarters of 2015 and 2014 represent the fiscal quarters ended December 31, 2014 and 2013, respectively.

OVERVIEW

In the first quarter of 2015, sales, net earnings and diluted earnings per share from continuing operations were $120.5 million, $10.8 million and $0.41 per share, respectively, compared to $124.4 million, $8.8 million and $0.33 per share, respectively, in the first quarter of 2014.

NET SALES

Net sales decreased $3.9 million, or 3.1%, to $120.5 million in the first quarter of 2015 from $124.4 million in the first quarter of 2014. The decrease in net sales in the first quarter of 2015 as compared to the first quarter of 2014 was mainly due to an $8.0 million decrease in the Filtration segment, partially offset by a $4.2 million increase in the USG segment.

-Filtration

In the first quarter of 2015, net sales of $47.5 million were $8.0 million, or 14.4%, lower than the $55.5 million in the first quarter of 2014. The sales decrease in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a $2.8 million decrease in net sales at Crissair, mainly from timing of deliveries resulting from requirements to receive first article inspection approvals from certain customers as a result of the manufacturing location move from Palmdale, California to Valencia, California; a $2.7 million decrease in net sales at VACCO driven by lower shipments of its Space products, primarily the Boeing Space Launch System; a $1.3 million decrease in net sales at TEQ due to lower shipments of its ear thermometer probe cover product resulting from a product change, and a $1.0 million decrease in net sales at PTI due to the timing of aerospace shipments.

-Test

In the first quarter of 2015, net sales of $39.4 million were $0.1 million, or 0.1%, lower than the $39.5 million of net sales recorded in the first quarter of 2014. There were no significant sales fluctuations between the periods.

-USG

Net sales increased $4.1 million, or 13.9%, to $33.6 million in the first quarter of 2015 from $29.5 million in the first quarter of 2014. The sales increase in the first quarter of 2015 compared to the first quarter of 2014 was mainly due to higher shipments of the F Series product, additional international revenues and additional software and service revenue at Doble.

ORDERS AND BACKLOG

Backlog from continuing operations increased 10.5% to $334.6 million at December 31, 2014 compared with $302.9 million at September 30, 2014. The Company received new orders totaling $152.2 million in the first quarter of 2015 compared to $113.5 million in the first quarter of 2014. Of the new orders received in the first quarter of 2015, $64.0 million related to Filtration products, $60.4 million related to Test products, and $27.8 million related to USG products. Of the new orders received in the first quarter of 2014, $54.2 million related to Filtration products, $31.0 million related to Test products, and $28.3 million related to USG products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the first quarter of 2015 were $33.5 million (27.8% of net sales), compared with $33.9 million (27.2% of net sales) for the first quarter of 2014. The decrease in SG&A expenses in the first quarter of 2015 compared to the first quarter of 2014 was mainly due to cost savings at Crissair as a result of the facility consolidation and lower SG&A expenses at Corporate.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $1.9 million and $1.7 million for the first quarter of 2015 and 2014, respectively. Amortization expenses consist of amortization of acquired intangible assets from recent acquisitions and other identifiable intangible assets (primarily software, patents and licenses).

OTHER (INCOME) EXPENSES, NET

Other (income), net, was $(0.2) million in the first quarter of 2015 compared to other expenses of $0.2 million in the first quarter of 2014. There were no significant items in other (income) expenses, net, in the first quarter of 2015. The principal component in other expenses (income), net, in the first quarter of 2014 was $0.2 million of restructuring costs related to the Filtration segment facility consolidation.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above. EBIT from continuing operations was $15.0 million (12.4% of net sales) for the first quarter of 2015 and $14.4 million (11.6% of net sales) for the first quarter of 2014.

The following table presents a reconciliation of EBIT from continuing operations to net earnings from continuing operations.

(In thousands)	Three Months Ended December 31,
	2014	2013
Consolidated EBIT from continuing operations	$14,971	14,432
Less: Interest expense, net	(195)	(692)
Less: Income tax expense	(3,948)	(4,908)
Net earnings from continuing operations	$10,828	8,832

-Filtration

EBIT in the first quarter of 2015 was $7.1 million (14.9% of net sales) compared to $9.5 million (17.1% of net sales) in the first quarter of 2014. EBIT decreased compared to the 2014 first quarter primarily driven by a decrease at VACCO, Crissair and TEQ due to lower sales volumes.

-Test

EBIT in the first quarter of 2015 was $3.8 million (9.6% of net sales) compared to $3.6 million (9.1% of net sales) in the first quarter of 2014. EBIT increased compared to the 2014 first quarter mainly due to changes in product mix and cost savings achieved as a result of the domestic facility consolidation.

-USG

EBIT in the first quarter of 2015 was $10.0 million (29.7% of net sales) compared to $7.6 million (25.9% of net sales) in the first quarter of 2014. The increase in EBIT in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to an increase in sales volumes and a favorable change in product mix.

-Corporate

Corporate costs included in EBIT were $5.9 million for the first quarter of 2015 compared to $6.3 million for the first quarter of 2014. The decrease in Corporate costs in the first quarter of 2015 compared to the first quarter of 2014 was mainly due to a decrease in professional fees.

INTEREST EXPENSE, NET

Interest expense was $0.2 million for the first quarter of 2015 compared to $0.7 million for the first quarter of 2014. The decrease in interest expense in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to lower outstanding borrowings during the first quarter of 2015.

INCOME TAX EXPENSE

The first quarter 2015 effective income tax rate from continuing operations was 26.7% compared to 35.7% in the first quarter of 2014. The income tax expense in the first quarter of 2015 was favorably impacted by the extension of the research credit as a result of the Tax Increase Prevention Act of 2014 reducing the first quarter effective tax rate by 6.4%. The income tax expense in the first quarter of 2015 was favorably impacted by an increase in the foreign tax rate benefit of 1.1%.

The Company estimates the fiscal 2015 effective tax rate from continuing operations will be approximately 34%. During the three-month period ended December 31, 2014, there was no material change in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

The Company’s foreign subsidiaries had accumulated unremitted earnings of $33.5 million and cash of $31.9 million at December 31, 2014. No deferred taxes have been provided for on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $4.7 million would be due, which would correspondingly reduce the Company’s net earnings. No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $169.6 million at June 30, 2014 from $148.9 million at September 30, 2014. The $18.0 million decrease in accounts receivable at December 31, 2014 was mainly due to: a $6.2 million decrease within the Test segment, a $5.5 million decrease within the Filtration segment and a $5.4 million decrease within the USG segment due to lower sales volumes and increased cash collections during the first quarter of 2015. The $6.7 million increase in inventories at December 31, 2014 was mainly due to: a $4.0 million increase in the Filtration segment primarily from inventory on hand resulting from requirements to receive first article inspection approvals as a result of the manufacturing location move from Palmdale, California to Valencia, California as well as to support future sales growth; and a $1.4 million increase in the USG segment due to timing of receipt of raw materials. Accounts payable decreased $16.6 million in the first quarter of 2015 primarily due to: a $7.4 million decrease within the Test segment, a $6.0 million decrease within the Filtration segment and a $2.7 million decrease within the USG segment, all due to timing of payments.

Net cash (used) provided by operating activities from continuing operations was $(0.4) million and $4.3 million for the first quarters of 2015 and 2014, respectively. The decrease in the first quarter of 2015 was mainly due to higher operating working capital requirements during the period.

Capital expenditures from continuing operations were $3.5 million and $2.1 million in the first quarters of 2015 and 2014, respectively. The increase in the first quarter of 2015 as compared to the first quarter of 2014 was mainly due to building improvements at Crissair as a result of the facility consolidation. In addition, the Company incurred expenditures for capitalized software from continuing operations of $1.6 million and $1.8 million in the first quarters of 2015 and 2014, respectively.

During the first quarters of 2015 and 2014, the Company made contributions of $0.6 million and $0.5 million respectively, to its defined benefit plans.

Share Repurchases

During the first quarter of 2015, the Company repurchased $6.4 million or approximately 183,000 shares. For further information, see Part II, Item 2 of this Report. Subsequent to quarter-end, in January 2015, the Company spent an additional $3.5 million on share repurchases, bringing the 2015 year-to-date share repurchase total to $9.9 million and 283,000 shares.

Credit facility

At December 31, 2014, the Company had approximately $379 million available to borrow under its credit facility, a $250 million increase option, and $38.6 million cash on hand. At December 31, 2014, the Company had $60.0 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $11.4 million. Cash flow from operations and borrowings under the Company’s bank credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Dividends

A dividend of $0.08 per share was paid on October 16, 2014 to stockholders of record as of October 2, 2014, totaling $2.1 million. Subsequent to December 31, 2014, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on January 16, 2015 to stockholders of record as of January 2, 2015.

Subsequent Event

On January 28, 2015, the Company acquired the assets of ENOSERV LLC (ENOSERV), headquartered in Tulsa, Oklahoma. The Company provides utility customers with high quality, user-friendly agnostic software and has annual revenues of approximately $8 million. The operating results for ENOSERV will be included as part of Doble, within ESCO’s USG segment.

OUTLOOK

Management’s expectations for 2015 remain consistent with the guidance presented in the November 13, 2014 press release, with the exception being a change to the effective tax rate now expected to be 34%. On a quarterly basis, Management continues to expect 2015 revenues and EPS to reflect a profile similar to 2014, including EPS being more second-half weighted. Second quarter 2015 EPS is expected to be in the range of $0.27 to $0.32 per share.

Management expects 2015 EPS in the range of $1.70 - $1.80 per share.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

OTHER MATTERS

Contingencies

As a normal incident of the business in which the Company is engaged, various claims, charges and litigation are asserted or commenced against the Company. Additionally, the Company is currently involved in various stages of investigation and remediation relating to environmental matters. In the opinion of Management, the aggregate costs involved in the resolution of these matters, and final judgments, if any, which might be rendered against the Company, are adequately reserved, are covered by insurance, or would not have a material adverse effect on the Company’s results from continuing operations, capital expenditures, or competitive position.

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts, projections and assumptions about the Company’s performance, and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: 2015 and beyond revenue and sales growth, EBIT, EBIT Margin, EPS; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the amount and timing of future cash flows; the outcome of current litigation, claims, charges and environmental matters; continued reinvestment of foreign earnings; and U.S. income tax liabilities in the event that foreign earnings were distributed; future income tax liabilities and effective tax rate; changes in the amount of unrecognized tax benefits; the recognition and timing of costs related to share-based compensation arrangements; estimates or projections made in connection with the Company’s accounting policies; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, and the following: the final calculation of the working capital adjustment in connection with the sale of Aclara; the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future customer orders; termination for convenience of customer contracts or orders; financial exposure in connection with Company guarantees of certain Aclara contracts; the timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal restructuring plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. All derivative instruments are reported on the balance sheet at fair value. There were no outstanding derivative financial instruments as of December 31, 2014. There has been no material change to the Company’s market risks since September 30, 2014. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for further discussion about market risk.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES*

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
October 1-31, 2014	34,734	$34.39	34,734	$71.7 Million
November 1-30, 2014	0	N/A	0	$71.7 Million
December 1-31, 2014	101,876	$34.79	101,876	$68.2 Million
Total	136,610	$34.69	136,610	$68.2 Million

__________________

*	On August 8, 2012, the Company’s Board of Directors authorized a common stock repurchase program (the “2012 Program”), which was announced on August 9, 2012. Under the 2012 Program, the Company may repurchase shares of its stock from time to time in its discretion, in the open market or otherwise, up to a maximum total repurchase amount equal to $100 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). The 2012 Program has twice been extended by the Board and is currently scheduled to expire September 30, 2015. There currently is no repurchase program which the Company has determined to terminate prior to the program’s expiration, or under which the Company does not intend to make further purchases.

ITEM 6. EXHIBITS

Exhibit Number	Description	Location

3.1(a)	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-10596)

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock	Incorporated by reference to Exhibit 4(e) to Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-10596)

3.1(c)	Articles of Merger effective July 10, 2000	Incorporated by reference to Exhibit 3(c) to Form 10-Q for the fiscal quarter ended June 30, 2000 (File No. 1-10596)

3.2	Bylaws	Incorporated by reference to Exhibit 3.1 to Form 8-K filed August 7, 2014 (File No. 1-10596)

4.1	Specimen revised Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 1-10596)

4.2	Credit Agreement dated as of May 14, 2012 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, PNC Bank, National Association as Syndication Agent, and SunTrust Bank, Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Documentation Agents	Incorporated by reference to Exhibit 4.1 to Form 8-K filed May 18, 2012 (File No. 1-10596)

31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended December 31, 2014	Filed herewith

31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended December 31, 2014	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended December 31, 2014	Filed herewith

101.INS	XBRL Instance Document *	Submitted herewith
101.SCH	XBRL Schema Document *	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document *	Submitted herewith
101.DEF	XBRL Definition Linkbase Document *	Submitted herewith
101.LAB	XBRL Label Linkbase Document *	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document *	Submitted herewith

*Exhibit 101 to this report consists of documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed”.

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

Date:     February 9, 2015

