Form 10-Q
period 2015-03-31
ESCO TECHNOLOGIES INC
filed 2015-05-07
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)
9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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
Yes☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at April 30, 2015
Common stock, $.01 par value per share	26,090,241

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Net sales	$128,941	124,762
Costs and expenses:
Cost of sales	80,140	77,436
Selling, general and administrative expenses	32,931	31,818
Amortization of intangible assets	2,220	1,679
Interest expense, net	213	654
Other (income) expenses, net	(354)	(39)
Total costs and expenses	115,150	111,548

Earnings before income taxes	13,791	13,214
Income tax expense	5,144	3,950
Net earnings from continuing operations	8,647	9,264

(Loss) earnings from discontinued operations, net of tax (benefit) expense of $(201) and $4,407, respectively	(372)	7,501
Loss on sale of discontinued operations, net of tax benefit of $9,499	-	(50,442)
Net loss from discontinued operations	(372)	(42,941)

Net earnings (loss)	$8,275	(33,677)

Earnings (loss) per share:
Basic - Continuing operations	$0.33	0.35
- Discontinued operations	(0.01)	(1.62)
- Net earnings (loss)	$0.32	(1.27)

Diluted - Continuing operations	$0.33	0.35
- Discontinued operations	(0.01)	(1.61)
- Net earnings (loss)	$0.32	(1.26)

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended March 31,
	2015	2014

Net sales	$249,488	249,212
Costs and expenses:
Cost of sales	150,560	151,717
Selling, general and administrative expenses	66,435	65,690
Amortization of intangible assets	4,093	3,365
Interest expense, net	408	1,346
Other (income) expenses, net	(575)	140
Total costs and expenses	220,921	222,258

Earnings before income taxes	28,567	26,954
Income tax expense	9,092	8,858
Net earnings from continuing operations	19,475	18,096

(Loss) earnings from discontinued operations, net of tax (benefit) expense of $(201) and $5,713, respectively	(372)	9,858
Loss on sale of discontinued operations, net of tax benefit of $9,499	-	(50,442)
Net loss from discontinued operations	(372)	(40,584)

Net earnings (loss)	$19,103	(22,488)

Earnings (loss) per share:
Basic - Continuing operations	$0.74	0.68
- Discontinued operations	(0.01)	(1.53)
- Net earnings (loss)	$0.73	(0.85)

Diluted - Continuing operations	$0.74	0.68
- Discontinued operations	(0.01)	(1.52)
- Net earnings (loss)	$0.73	(0.84)

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Net earnings (loss)	$8,275	(33,677)	19,103	(22,488)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,462)	425	(5,925)	999
Net unrealized loss on derivative instruments	(229)	-	(229)	-
Total other comprehensive income (loss), net of tax	(3,691)	425	(6,154)	999
Comprehensive income (loss)	$4,584	(33,252)	12,949	(21,489)

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$34,719	35,131
Accounts receivable, net	95,334	105,449
Costs and estimated earnings on long-term contracts, less progress billings of $17,987 and $30,041, respectively	23,030	27,798
Inventories	107,550	94,292
Current portion of deferred tax assets	19,097	19,946
Other current assets	12,330	13,337
Total current assets	292,060	295,953
Property, plant and equipment, net of accumulated depreciation of $73,121 and $70,694, respectively	77,682	76,465
Intangible assets, net of accumulated amortization of $41,501 and $37,402, respectively	191,638	182,063
Goodwill	290,784	282,337
Other assets	9,020	9,088
Total assets	$861,184	845,906

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	27,706	40,328
Advance payments on long-term contracts, less costs incurred of $50,262 and $44,110, respectively	18,418	15,035
Accrued salaries	18,063	25,558
Current portion of deferred revenue	21,444	19,895
Accrued other expenses	22,678	26,284
Total current liabilities	128,309	147,100
Pension obligations	19,044	19,234
Deferred tax liabilities	76,929	77,440
Other liabilities	1,954	1,961
Long-term debt	53,000	20,000
Total liabilities	279,236	265,735
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,287,467 and 30,247,512 shares, respectively	303	302
Additional paid-in capital	286,436	285,305
Retained earnings	414,377	399,451
Accumulated other comprehensive loss, net of tax	(25,340)	(19,186)
	675,776	665,872
Less treasury stock, at cost: 4,269,662 and 4,040,532 common shares, respectively	(93,828)	(85,701)
Total shareholders' equity	581,948	580,171
Total liabilities and shareholders’ equity	$861,184	845,906

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$19,103	(22,488)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Net loss from discontinued operations, net of tax	372	40,584
Depreciation and amortization	8,898	8,113
Stock compensation expense	2,569	2,581
Changes in current assets and liabilities	(16,140)	(9,394)
Effect of deferred taxes	338	1,061
Change in deferred revenue and costs, net	689	(677)
Pension contributions	(620)	(1,120)
Other	1,650	(1,942)
Net cash provided by operating activities – continuing operations	16,859	16,718
Net cash used by operating activities - discontinued operations	(372)	(1,629)
Net cash provided by operating activities	16,487	15,089

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(20,500)	-
Additions to capitalized software	(3,034)	(4,044)
Capital expenditures	(7,606)	(5,799)
Net cash used by investing activities – continuing operations	(31,140)	(9,843)
Net cash provided by investing activities – discontinued operations	-	123,512
Net cash (used) provided by investing activities	(31,140)	113,669

Cash flows from financing activities:
Proceeds from long-term debt	77,000	33,000
Principal payments on long-term debt	(44,000)	(165,000)
Dividends paid	(4,195)	(4,245)
Purchases of common stock into treasury	(9,882)	-
Other	(338)	-
Net cash provided (used) by financing activities	18,585	(136,245)
Effect of exchange rate changes on cash and cash equivalents	(4,344)	999
Net decrease in cash and cash equivalents	(412)	(6,488)
Cash and cash equivalents, beginning of period	35,131	42,850
Cash and cash equivalents, end of period	$34,719	36,362

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

The Company’s business is typically not impacted by seasonality; however, the results for the three and six-month periods ended March 31, 2015 are not necessarily indicative of the results for the entire 2015 fiscal year. References to the second quarters of 2015 and 2014 represent the fiscal quarters ended March 31, 2015 and 2014, respectively.

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

2.	ACQUISITION

On January 28, 2015, the Company acquired the assets of ENOSERV LLC (ENOSERV), headquartered in Tulsa, Oklahoma, for $20.5 million in cash. ENOSERV provides utility customers with high quality, user-friendly multi-platform software and has annual revenues of approximately $8 million. The operating results for ENOSERV, since the date of acquisition, are included as part of Doble Engineering Company (Doble), within ESCO’s USG segment. Based on the preliminary purchase price allocation, the Company recorded approximately $10.0 million of goodwill and $9.0 million of amortizable identifiable intangible assets consisting primarily of customer relationships and developed technology.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Weighted Average Shares Outstanding - Basic	26,032	26,493	26,111	26,488
Dilutive Options and Restricted Shares	147	220	191	261

Adjusted Shares - Diluted	26,179	26,713	26,302	26,749

Approximately 172,000 and 186,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended March 31, 2015 and 2014, respectively, based upon the application of the treasury stock method.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Pretax compensation expense related to the restricted share awards was $1.1 million and $2.2 million for the three and six-month periods ended March 31, 2015, respectively, and $1.2 million and $2.3 million for the corresponding periods of 2014. There were 330,536 non-vested shares outstanding as of March 31, 2015.

Non-Employee Directors Plan

Pretax compensation expense related to the non-employee director grants was $0.2 million and $0.4 million for the three and six-month periods ended March 31, 2015, respectively, and $0.1 million and $0.2 million for the corresponding periods of 2014.

The total share-based compensation cost that has been recognized in results of continuing operations and included within selling, general and administrative expenses (SG&A) was $1.3 million and $2.6 million for the three and six-month periods ended March 31, 2015, respectively, and $1.3 million and $2.6 million for the three and six-month periods ended March 31, 2014. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million and $0.9 million for the three and six-month periods ended March 31, 2015 and $0.2 million and $0.7 million for the three and six-month periods ended March 31, 2014. As of March 31, 2015, there was $6.8 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

5.	INVENTORIES

Inventories from continuing operations consist of the following:

(In thousands)	March 31, 2015	September 30, 2014

Finished goods	$19,952	18,949
Work in process, including long-term contracts	38,520	31,634
Raw materials	49,078	43,709
Total inventories	$107,550	94,292

6.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company has three reporting segments: Filtration/Fluid Flow (Filtration), RF Shielding and Test (Test), and Utility Solutions Group (USG). The Filtration segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair) and Thermoform Engineered Quality LLC (TEQ). The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned and unmanned aircraft. The Test segment’s operations consist of ETS-Lindgren Inc. (ETS-Lindgren). ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy. The USG segment’s operations consist of Doble Engineering Company (Doble). Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment.

Management evaluates and measures the performance of its operating segments based on “Net Sales” and “EBIT”, which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.

(In thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
NET SALES
Filtration	$58,428	58,397	105,940	113,875
Test	42,084	41,025	81,504	80,503
USG	28,429	25,340	62,044	54,834
Consolidated totals	$128,941	124,762	249,488	249,212

EBIT
Filtration	$12,051	10,100	19,127	19,584
Test	3,467	3,533	7,262	7,108
USG	4,855	5,518	14,833	13,165
Corporate (loss)	(6,369)	(5,283)	(12,247)	(11,557)
Consolidated EBIT	14,004	13,868	28,975	28,300
Less: Interest expense	(213)	(654)	(408)	(1,346)
Earnings before income taxes	$13,791	13,214	28,567	26,954

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

7.	DEBT

The Company’s debt is summarized as follows:

(In thousands)	March 31, 2015	September 30, 2014
Total borrowings	$73,000	40,000
Short-term borrowings and current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$53,000	20,000

On May 14, 2012, the Company entered into a $450 million five-year revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, N.A., as syndication agent, and eight other participating lenders. Through a credit facility expansion option, the Company may elect to increase the size of the credit facility by entering into incremental term loans, in any agreed currency, at a minimum of $25 million each up to a maximum of $250 million aggregate.

At March 31, 2015, the Company had approximately $365 million available to borrow under the credit facility, and a $250 million increase option, in addition to $34.7 million cash on hand. At March 31, 2015, the Company had $73.0 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $11.7 million. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 17.5 to 35.0 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio. At March 31, 2015, the Company was in compliance with all debt covenants.

8.	INCOME TAX EXPENSE

The second quarter 2015 effective income tax rate from continuing operations was 37.3% compared to 29.9% in the second quarter of 2014. The effective income tax rate in the first six months of 2015 was 31.8% compared to 32.9% in the first six months of 2014. The income tax expense in the first six months of 2015 was favorably impacted by the extension of the research credit as a result of the Tax Increase Prevention Act of 2014 reducing the year-to-date effective tax rate by 3.2%. The income tax expense in the second quarter and first six months of 2015 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded increasing the second quarter and year-to-date effective tax rate by 0.8% and 1.7%, respectively.

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

During the three-month period ended March 31, 2015, there were no material changes in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

9.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and six-month periods ended March 31, 2015 and 2014 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2015	2014	2015	2014
Defined benefit plans
Interest cost	$951	1,002	1,902	2,004
Expected return on assets	(1,136)	(1,104)	(2,272)	(2,208)
Amortization of:
Prior service cost	3	3	6	6
Actuarial loss	442	413	884	826
Net periodic benefit cost	$260	314	520	628

10.	DERIVATIVE FINANCIAL INSTRUMENTS

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the second quarter of 2015, the Company entered into several forward contracts to purchase 2.1 million Euros ($2.5 million USD) to hedge the foreign currency risk related to Euro denominated inventory payments. All derivative instruments are reported on the balance sheet at fair value. The derivative instruments are designated as cash flow hedges and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type as of March 31, 2015:

(In thousands)	Notional amount (Euros)	Fair Value (US$)
Forward contracts	$2,062	(192)

Fair Value of Financial Instruments

The Company’s forward contracts are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of March 31, 2015:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Forward contracts	$-	192	$-	192

Valuation was based on third party evidence of similarly priced derivative instruments.

11.	NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB agreed to propose a one-year deferral of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted. On March 28, 2014, the Company completed the sale of Aclara Technologies LLC (Aclara) to an affiliate of Sun Capital Partners, Inc. The parties have not yet reached agreement on the calculation of the final working capital adjustment as the buyer has proposed several adjustments to the working capital estimate calculated at closing. Pursuant to the terms of the sale agreement, the parties have entered into arbitration. While the final working capital adjustment cannot be determined at this time, the risk exists that the buyer could prevail in certain of the proposed adjustments. The Company has considered this risk in the consolidated financial statements. Aclara is reflected as discontinued operations in the financial statements and related notes for the periods shown.

References to the second quarters and first six months of 2015 and 2014 represent the fiscal quarters and six-month periods ended March 31, 2015 and 2014, respectively.

OVERVIEW

In the second quarter of 2015, sales, net earnings and diluted earnings per share from continuing operations were $128.9 million, $8.6 million and $0.33 per share, respectively, compared to $124.8 million, $9.3 million and $0.35 per share in the second quarter of 2014. In the first six months of 2015, sales, net earnings and diluted earnings per share from continuing operations were $249.5 million, $19.5 million and $0.74 per share, respectively, compared to $249.2 million, $18.1 million and $0.68 per share in the first six months of 2014.

NET SALES

Net sales increased $4.1 million, or 3.3%, to $128.9 million in the second quarter of 2015 from $124.8 million in the second quarter of 2014. Net sales increased $0.3 million to $249.5 million in the first six months of 2015 from $249.2 million in the first six months of 2014. The increase in net sales in the second quarter of 2015 as compared to the second quarter of 2014 was due to a $3.1 million increase in the USG segment, and a $1.0 million increase in the Test segment.

-Filtration

In the second quarter of 2015, net sales of $58.4 million were consistent with the $58.4 million in the second quarter of 2014. Net sales decreased $8.0 million, or 7.0%, to $105.9 million in the first six months of 2015 from $113.9 million in the first six months of 2014. The sales decrease in the first six months of 2015 compared to the first six months of 2014 was due to a $6.4 million decrease in net sales at VACCO due to lower shipments of its Space products, primarily the Boeing Space Launch System; a $2.1 million decrease in net sales at Crissair, mainly from timing of deliveries resulting from requirements to receive first article inspection approvals from certain customers as a result of the manufacturing location move from Palmdale, California to Valencia, California; and a $1.0 million decrease in net sales at TEQ due to lower shipments of its ear thermometer probe cover product resulting from a product change; partially offset by a $1.6 million increase in net sales at PTI due to the timing of aerospace and industrial product shipments.

-Test

In the second quarter of 2015, net sales of $42.1 million were $1.1 million, or 2.6%, higher than the $41.0 million recorded in the second quarter of 2014. Net sales increased $1.0 million, or 1.2%, to $81.5 million in the first six months of 2015 from $80.5 million in the first six months of 2014. The sales increase in the second quarter and first six months of 2015 compared to the corresponding periods of 2014 was primarily due to an increase in net sales from the segment’s European operations due to the timing of projects.

-Utility Solutions Group (USG)

Net sales increased $3.1 million, or 12.2%, to $28.4 million in the second quarter of 2015 from $25.3 million in the second quarter of 2014. Net sales increased $7.2 million, or 13.1%, to $62.0 million in the first six months of 2015 from $54.8 million in the first six months of 2014. The sales increase in the second quarter and first six months of 2015 compared to the corresponding periods of 2014 was mainly due to higher shipments of the F and M series products, additional international revenues and additional software and service revenue at Doble.

ORDERS AND BACKLOG

Backlog from continuing operations was $348.0 million at March 31, 2015 compared with $302.9 million at September 30, 2014. The Company received new orders totaling $142.4 million in the second quarter of 2015 compared to $136.4 million in the second quarter of 2014. Of the new orders received in the second quarter of 2015, $70.3 million related to Filtration products, $40.4 million related to Test products, and $31.7 million related to USG products. Of the new orders received in the second quarter of 2014, $58.2 million related to Filtration products, $52.4 million related to Test products, and $25.8 million related to USG products.

The Company received new orders totaling $294.6 million in the first six months of 2015 compared to $249.9 million in the first six months of 2014. Of the new orders received in the first six months of 2015, $134.4 million related to Filtration products, $100.7 million related to Test products, and $59.5 million related to USG products. Of the new orders received in the first six months of 2014, $112.3 million related to Filtration products, $83.4 million related to Test products, and $54.2 million related to USG products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of 2015 were $32.9 million (25.5% of net sales), compared with $31.8 million (25.5% of net sales) for the second quarter of 2014. For the first six months of 2015, SG&A expenses were $66.4 million (26.6% of net sales) compared to $65.7 million (26.4% of net sales) for the first six months of 2014. The increase in SG&A in the second quarter and first six months of 2015 compared to the corresponding periods of 2014 was mainly due to an increase in SG&A expenses at Doble (higher commission expenses and international market expansion) and Corporate (higher acquisition costs, including professional fees).

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $2.2 million and $4.1 million for the second quarter and first six months of 2015, respectively, compared to $1.7 million and $3.4 million for the corresponding periods of 2014. Amortization expenses consist of amortization of acquired intangible assets from recent acquisitions and other identifiable intangible assets (primarily software, patents and licenses). The increase in amortization expenses in the second quarter and first six months of 2015 compared to the corresponding periods of 2014 was mainly due to an increase in software amortization and the amortization of intangibles related to the ENOSERV acquisition.

OTHER (INCOME) EXPENSES, NET

Other income, net, was $(0.4) million in the second quarter of 2015 compared to other income, net, of $(0.04) million in the second quarter of 2014. There were no individually significant items in other (income) expenses, net, in the second quarter of 2015. The principal component in other income, net, in the second quarter of 2014 was $0.3 million of restructuring costs related to the Filtration segment facility consolidation. Other income, net, was $(0.6) million compared to other expenses, net, of $0.1 million for the first six months of 2015 and 2014, respectively. There were no individually significant items in other (income) expenses, net, in the first six months of 2015. The principal component in other expenses, net, in the first six months of 2014 was $0.5 million of restructuring costs related to the Filtration segment facility consolidation.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above. EBIT from continuing operations was $14.0 million (10.9% of net sales) for the second quarter of 2015 compared to $13.9 million (11.1% of net sales) for the second quarter of 2014. For the first six months of 2015, EBIT was $29.0 million (11.6% of net sales) compared to $28.3 million (11.4% of net sales) for the first six months of 2014.

The following table presents a reconciliation of EBIT from continuing operations to net earnings from continuing operations.

(In thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Consolidated EBIT from continuing operations	14,004	13,868	28,975	28,300
Less: Interest expense, net	(213)	(654)	(408)	(1,346)
Less: Income tax expense	(5,144)	(3,950)	(9,092)	(8,858)
Net earnings from continuing operations	$8,647	9,264	19,475	18,096

-Filtration

EBIT in the second quarter of 2015 was $12.1 million (20.6% of net sales) compared to $10.1 million (17.3% of net sales) in the second quarter of 2014. In the first six months of 2015, EBIT was $19.1 million (18.1% of net sales) compared to $19.6 million (17.2% of net sales) in the first six months of 2014. The increase in EBIT in the second quarter of 2015 compared to the second quarter of 2014 was due to an increase at PTI and Crissair due to higher sales volumes. The $0.5 million decrease in EBIT in the first six months of 2015 compared to the first six months of 2014 was driven by a decrease in EBIT margins at VACCO due to lower sales volumes.

-Test

EBIT in the second quarter of 2015 was $3.5 million (8.2% of net sales) compared to $3.5 million (8.6% of net sales) in the second quarter of 2014. In the first six months of 2015, EBIT was $7.3 million (8.9% of net sales) compared to $7.1 million (8.8% of net sales) in the first six months of 2014. EBIT increased in the first six months of 2015 compared to the respective prior year period mainly due to the increase in sales volumes.

-Utility Solutions Group

EBIT in the second quarter of 2015 was $4.9 million (17.1% of net sales) compared to $5.5 million (21.8% of net sales) in the second quarter of 2014. In the first six months of 2015, EBIT was $14.8 million (23.9% of net sales) compared to EBIT of $13.2 million (24.0% of net sales) in the first six months of 2014. The decrease in EBIT in the second quarter of 2015 compared to the second quarter of 2014 was mainly due to the timing of the Doble Spring Conference (March 2015 vs April 2014) and an increase in SG&A expenses as mentioned above. The increase in EBIT in the first six months of 2015 compared to the corresponding period of 2014 was primarily due to an increase in sales volumes and a favorable change in product mix.

-Corporate

Corporate costs included in EBIT were $6.4 million and $12.2 million in the second quarter and first six months of 2015, respectively, compared to $5.3 million and $11.6 million in the corresponding periods of 2014. The increase in Corporate costs in the second quarter and first six months of 2015 compared to the corresponding periods of 2014 was mainly due to an increase in acquisition related costs.

INTEREST EXPENSE, NET

Interest expense was $0.2 million and $0.4 million in the second quarter and first six months of 2015, respectively, and $0.7 million and $1.3 million in the corresponding periods of 2014. The decrease in interest expense in the second quarter and first six months of 2015 compared to the corresponding periods of 2014 was mainly due to lower outstanding borrowings during the second quarter and first six months of 2015.

INCOME TAX EXPENSE

The second quarter 2015 effective income tax rate from continuing operations was 37.3% compared to 29.9% in the second quarter of 2014. The effective income tax rate in the first six months of 2015 was 31.8% compared to 32.9% in the prior year period. The income tax expense in the first six months of 2015 was favorably impacted by the extension of the research credit as a result of the Tax Increase Prevention Act of 2014 reducing the year-to-date effective tax rate by 3.2%. The income tax expense in the second quarter and first six months of 2015 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded increasing the second quarter and year-to-date effective tax rate by 0.8% and 1.7%, respectively.

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

During the second quarter of 2015, there were no material changes in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

The Company’s foreign subsidiaries had accumulated unremitted earnings of $35.3 million and cash of $29.3 million at March 31, 2015. No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $4.7 million would be due, which would correspondingly reduce the Company’s net earnings. No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $163.8 million at March 31, 2015 from $148.9 million at September 30, 2014. The $10.1 million decrease in accounts receivable at March 31, 2015 was mainly due to: a $5.2 million decrease within the USG segment and a $4.3 million decrease within the Test segment both due to increased cash collections during the first six months of 2015. The $13.3 million increase in inventories at March 31, 2015 was mainly due to: a $6.5 million increase within the Test segment due to the timing of projects; a $4.8 million increase within the Filtration segment primarily from inventory on hand resulting from requirements to receive first article inspection approvals as a result of the manufacturing location move from Palmdale, California to Valencia, California as well as to support future sales growth; and a $2.0 million increase within the USG segment due to timing of receipt of raw materials. Accounts payable decreased $12.6 million in the first six months of 2015 primarily due to: a $5.6 million decrease within the Test segment; a $2.6 million decrease within the USG segment; and a $2.5 million decrease within the Filtration segment, all due to timing of payments.

Net cash provided by operating activities from continuing operations was $16.9 million and $16.7 million for the first six months of 2015 and 2014, respectively.

Capital expenditures from continuing operations were $7.6 million and $5.8 million in the first six months of 2015 and 2014, respectively. The increase in the first six months of 2015 was mainly due to building improvements at Crissair as a result of the facility consolidation. In addition, the Company incurred expenditures for capitalized software from continuing operations of $3.0 million and $4.0 million in the first six months of 2015 and 2014, respectively.

During the first six months of 2015 and 2014, the Company made contributions of $0.6 million and $1.1 million, respectively, to its defined benefit plans.

Share Repurchases

During the first six months of 2015, the Company repurchased approximately 283,000 shares for $9.9 million. For further information on the share repurchases during the second quarter of 2015, see Part II, Item 2 of this Report.

Credit Facility

At March 31, 2015, the Company had approximately $365 million available to borrow under its bank credit facility, a $250 million increase option, and $34.7 million cash on hand. At March 31, 2015, the Company had $73.0 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $11.7 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Acquisition

On January 28, 2015, the Company acquired the assets of ENOSERV LLC (ENOSERV), headquartered in Tulsa, Oklahoma, for $20.5 million in cash. The operating results for ENOSERV since the date of acquisition are included as part of Doble, within the Company’s USG segment.

Dividends

A dividend of $0.08 per share was paid on January 16, 2015 to stockholders of record as of January 2, 2015, totaling $2.1 million. Subsequent to March 31, 2015, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on April 16, 2015 to stockholders of record as of April 2, 2015.

OUTLOOK

Management’s expectations for 2015 remain consistent with the guidance presented in the November 13, 2014 press release, with the exception being a change to the effective tax rate now expected to be 34%. On a quarterly basis, Management continues to expect 2015 revenues and EPS to reflect a profile similar to 2014, including EPS being more second-half weighted. Third quarter 2015 EPS is expected to be in the range of $0.38 to $0.42 per share. Management expects 2015 EPS in the range of $1.70 - $1.80 per share.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that reflect or are based on current expectations, estimates, forecasts, projections or assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: the amount and timing of future sales, revenues, cash flows, EBIT and EPS; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the outcome of current litigation, arbitration, claims and charges; continued reinvestment of foreign earnings and U.S. income tax liabilities in the event that foreign earnings were distributed; future income tax liabilities and effective tax rate; changes in the amount of unrecognized tax benefits; the recognition and timing of costs related to share-based compensation arrangements; returns on retirement plan assets; estimates or projections made in connection with the Company’s accounting policies; market risks relating to the Company’s operations and its ability to hedge against them through the use of derivative financial instruments; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, and the following: the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future contract awards or customer orders; termination for convenience of customer contracts or orders; financial exposure in connection with Company guarantees of certain Aclara contracts; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal restructuring plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the second quarter of 2015, the Company entered into several forward contracts to purchase 2.1 million Euros ($2.5 million USD) to hedge the foreign currency risk related to Euro denominated inventory payments. All derivative instruments are reported on the balance sheet at fair value. The derivative instruments are designated as cash flow hedges and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. There has been no material change to the Company’s market risks since September 30, 2014. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for further discussion about market risk.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES*

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
January 1-31, 2015	100,620	$34.98	100,620	$64.7 Million
February 1-28, 2015	0	N/A	0	$64.7 Million
March 1-31, 2015	0	N/A	0	$64.7 Million
Total	100,620	$34.98	100,620	$64.7 Million

*	On August 8, 2012, the Company’s Board of Directors authorized a common stock repurchase program (the “2012 Program”), which was announced on August 9, 2012. Under the 2012 Program, the Company may repurchase shares of its stock from time to time in its discretion, in the open market or otherwise, up to a maximum total repurchase amount equal to $100 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). The 2012 Program has twice been extended by the Board and is currently scheduled to expire September 30, 2015. There currently is no repurchase program which the Company has determined to terminate prior to the program’s expiration, or under which the Company does not intend to make further purchases.

ITEM 6.	EXHIBITS

Exhibit Number

3.1(a)	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-10596)

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Exhibit 4(e) to Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-10596)

3.1(c)	Articles of Merger effective July 10, 2000	Incorporated by reference to Exhibit 3(c) to Form 10-Q for the fiscal quarter ended June 30, 2000 (File No. 1-10596)
3.2	Bylaws	Incorporated by reference to Exhibit 3 to Form 8-K filed May 7, 2014 (File No. 1-10596)

4.1	Specimen revised Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 1-10596)

4.2	Credit Agreement dated as of May 14, 2012 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, PNC Bank, National Association as Syndication Agent, and SunTrust Bank, Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Documentation Agents	Incorporated by reference to Exhibit 4.1 to Form 8-K dated May 18, 2012 (File No. 1-10596)

31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended March 31, 2015	Filed herewith

31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended March 31, 2015	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended March 31, 2015	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

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

ESCO TECHNOLOGIES INC.

/s/ Gary E. Muenster
Gary E. Muenster
Executive Vice President and Chief Financial Officer
(As duly authorized officer and principal accounting and financial officer of the registrant)

Dated:	May 7, 2015

