Form 10-Q
period 2015-06-30
ESCO TECHNOLOGIES INC
filed 2015-08-10
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)
9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at July 31, 2015
Common stock, $.01 par value per share	26,098,919

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,
	2015	2014

Net sales	$134,191	130,495
Costs and expenses:
Cost of sales	82,956	79,608
Selling, general and administrative expenses	32,786	33,492
Amortization of intangible assets	2,285	1,682
Interest expense, net	247	147
Other (income) expenses, net	337	283
Total costs and expenses	118,611	115,212

Earnings before income taxes	15,580	15,283
Income tax expense	4,832	3,693
Net earnings from continuing operations	10,748	11,590

Earnings from discontinued operations, net of tax expense of $591	1,148	-
Net earnings from discontinued operations	1,148	-

Net earnings	$11,896	11,590

Earnings per share:
Basic - Continuing operations	$0.41	0.44
- Discontinued operations	0.05	0.00
- Net earnings	$0.46	0.44

Diluted - Continuing operations	$0.41	0.43
- Discontinued operations	0.04	0.00
- Net earnings	$0.45	0.43

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended June 30,
	2015	2014

Net sales	$383,679	379,707
Costs and expenses:
Cost of sales	233,516	231,325
Selling, general and administrative expenses	99,221	99,182
Amortization of intangible assets	6,378	5,047
Interest expense, net	655	1,493
Other (income) expenses, net	(238)	423
Total costs and expenses	339,532	337,470

Earnings before income taxes	44,147	42,237
Income tax expense	13,924	12,551
Net earnings from continuing operations	30,223	29,686

Earnings from discontinued operations, net of tax expense of $390 and $5,713, respectively	776	9,858
Loss on sale of discontinued operations, net of tax benefit of $9,499	-	(50,442)
Net earnings (loss) from discontinued operations	776	(40,584)

Net earnings (loss)	$30,999	(10,898)

Earnings (loss) per share:
Basic - Continuing operations	$1.15	1.12
- Discontinued operations	0.04	(1.53)
- Net earnings (loss)	$1.19	(0.41)

Diluted - Continuing operations	$1.15	1.11
- Discontinued operations	0.03	(1.52)
- Net earnings (loss)	$1.18	(0.41)

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Net earnings (loss)	$11,896	11,590	30,999	(10,898)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	953	239	(4,972)	1,238
Net unrealized gain (loss) on derivative instruments	135	-	(94)	-
Total other comprehensive income (loss), net of tax	1,088	239	(5,066)	1,238
Comprehensive income (loss)	$12,984	11,829	25,933	(9,660)

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$36,879	35,131
Accounts receivable, net	100,979	105,449
Costs and estimated earnings on long-term contracts, less progress billings of $14,466 and $30,041, respectively	22,970	27,798
Inventories	110,124	94,292
Current portion of deferred tax assets	16,351	19,946
Other current assets	14,781	13,337
Total current assets	302,084	295,953
Property, plant and equipment, net of accumulated depreciation of $75,247 and $70,694, respectively	78,140	76,465
Intangible assets, net of accumulated amortization of $43,785 and $37,402, respectively	190,807	182,063
Goodwill	291,072	282,337
Other assets	5,741	9,088
Total assets	$867,844	845,906

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$20,407	20,000
Accounts payable	28,663	40,328
Advance payments on long-term contracts, less costs incurred of $36,830 and $44,110, respectively	17,866	15,035
Accrued salaries	19,775	25,558
Current portion of deferred revenue	22,219	19,895
Accrued other expenses	23,486	26,284
Total current liabilities	132,416	147,100
Pension obligations	19,237	19,234
Deferred tax liabilities	77,215	77,440
Other liabilities	1,921	1,961
Long-term debt	45,000	20,000
Total liabilities	275,789	265,735
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,356,303 and 30,247,512 shares, respectively	304	302
Additional paid-in capital	285,588	285,305
Retained earnings	424,184	399,451
Accumulated other comprehensive loss, net of tax	(24,252)	(19,186)
	685,824	665,872
Less treasury stock, at cost: 4,266,062 and 4,040,532 common shares, respectively	(93,769)	(85,701)
Total shareholders' equity	592,055	580,171
Total liabilities and shareholders’ equity	$867,844	845,906

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$30,999	(10,898)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Net (earnings) loss from discontinued operations, net of tax	(776)	40,584
Depreciation and amortization	13,614	12,234
Stock compensation expense	3,701	3,695
Changes in current assets and liabilities	(24,682)	(18,210)
Effect of deferred taxes	3,370	376
Change in deferred revenue and costs, net	1,837	758
Pension contributions	(650)	(2,080)
Change in uncertain tax positions	(287)	(1,694)
Other	3,266	(2,129)
Net cash provided by operating activities – continuing operations	30,392	22,636
Net cash provided (used) by operating activities - discontinued operations	1,166	(1,629)
Net cash provided by operating activities	31,558	21,007

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(20,500)	-
Additions to capitalized software	(4,394)	(6,305)
Capital expenditures	(10,557)	(8,116)
Net cash used by investing activities – continuing operations	(35,451)	(14,421)
Net cash provided by investing activities – discontinued operations	-	123,512
Net cash (used) provided by investing activities	(35,451)	109,091

Cash flows from financing activities:
Proceeds from long-term debt	97,407	62,000
Principal payments on long-term debt	(72,000)	(186,000)
Dividends paid	(6,282)	(6,378)
Purchases of common stock into treasury	(9,882)	(3,607)
Other	77	14
Net cash provided (used) by financing activities	9,320	(133,971)
Effect of exchange rate changes on cash and cash equivalents	(3,679)	1,238
Net increase (decrease) in cash and cash equivalents	1,748	(2,635)
Cash and cash equivalents, beginning of period	35,131	42,850
Cash and cash equivalents, end of period	$36,879	40,215

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

The Company’s business is typically not impacted by seasonality; however, the results for the three and nine-month periods ended June 30, 2015 are not necessarily indicative of the results for the entire 2015 fiscal year. References to the third quarters of 2015 and 2014 represent the fiscal quarters ended June 30, 2015 and 2014, respectively.

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

On March 28, 2014, the Company completed the sale of Aclara Technologies LLC (Aclara) to an affiliate of Sun Capital Partners. A disagreement between the parties over the calculation of the final working capital adjustment was finally resolved by arbitration on June 15, 2015, resulting in a cash payment to the Company of $2.3 million. Aclara is reflected as discontinued operations in the consolidated financial statements and related notes for the periods presented, in accordance with accounting principles generally accepted in the United States of America (GAAP).

2.	ACQUISITION

On January 28, 2015, the Company acquired the assets of Enoserv, LLC (Enoserv), headquartered in Tulsa, Oklahoma, for $20.5 million in cash. Enoserv provides utility customers with high quality, user-friendly multi-platform software and has annual revenues of approximately $8 million. The operating results for Enoserv, since the date of acquisition, are included as part of Doble Engineering Company (Doble), within the Company’s USG segment. Based on the preliminary purchase price allocation, the Company recorded approximately $10.0 million of goodwill and $9.0 million of amortizable identifiable intangible assets consisting primarily of customer relationships and developed technology.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Weighted Average Shares Outstanding - Basic	26,080	26,513	26,104	26,497
Dilutive Options and Restricted Shares	100	189	148	221

Adjusted Shares - Diluted	26,180	26,702	26,252	26,718

Approximately 149,000 and 163,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended June 30, 2015 and 2014, respectively, based upon the application of the treasury stock method. Approximately 174,000 and 192,000 restricted shares were excluded from the computation of diluted EPS for the nine-month periods ended June 30, 2015 and 2014, respectively, based upon the application of the treasury stock method.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Pretax compensation expense related to the restricted share awards was $0.9 million and $3.1 million for the three and nine-month periods ended June 30, 2015, respectively, and $0.9 million and $3.2 million for the corresponding periods of 2014. There were 330,536 non-vested shares outstanding as of June 30, 2015.

Non-Employee Directors Plan

Pretax compensation expense related to the non-employee director grants was $0.2 million and $0.6 million for the three and nine-month periods ended June 30, 2015, respectively, and $0.2 million and $0.5 million for the corresponding periods of 2014.

The total share-based compensation cost that has been recognized in results of continuing operations and included within selling, general and administrative expenses (SG&A) was $1.1 million and $3.7 million for the three and nine-month periods ended June 30, 2015, respectively, and $1.1 million and $3.7 million for the three and nine-month periods ended June 30, 2014. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.4 million and $1.4 million for the three and nine-month periods ended June 30, 2015 and $0.1 million and $0.7 million for the three and nine-month periods ended June 30, 2014. As of June 30, 2015, there was $5.9 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

5.	INVENTORIES

Inventories from continuing operations consist of the following:

(In thousands)	June 30, 2015	September 30, 2014

Finished goods	$20,596	18,949
Work in process, including long-term contracts	39,093	31,634
Raw materials	50,435	43,709
Total inventories	$110,124	94,292

6.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company has three reporting segments: Filtration/Fluid Flow (Filtration), RF Shielding and Test (Test), and Utility Solutions Group (USG). The Filtration segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair) and Thermoform Engineered Quality LLC (TEQ). The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned and unmanned aircraft. The Test segment’s operations consist primarily of ETS-Lindgren Inc. (ETS-Lindgren). ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy. The USG segment’s operations consist primarily of Doble Engineering Company (Doble). Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment.

Management evaluates and measures the performance of its operating segments based on “Net Sales” and “EBIT”, which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.

(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
NET SALES
Filtration	$60,401	57,733	166,340	171,608
Test	42,945	45,029	124,449	125,531
USG	30,845	27,733	92,890	82,568
Consolidated totals	$134,191	130,495	383,679	379,707

EBIT
Filtration	$12,285	10,294	31,412	29,878
Test	2,014	5,775	9,276	12,883
USG	7,357	5,725	22,189	18,891
Corporate (loss)	(5,829)	(6,364)	(18,075)	(17,922)
Consolidated EBIT	15,827	15,430	44,802	43,730
Less: Interest expense	(247)	(147)	(655)	(1,493)
Earnings before income taxes	$15,580	15,283	44,147	42,237

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

7.	DEBT

The Company’s debt is summarized as follows:

(In thousands)	June 30, 2015	September 30, 2014
Total borrowings	$65,407	40,000
Short-term borrowings and current portion of long-term debt	(20,407)	(20,000)
Total long-term debt, less current portion	$45,000	20,000

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

At June 30, 2015, the Company had approximately $376 million available to borrow under the credit facility, and a $250 million increase option, in addition to $36.9 million cash on hand. At June 30, 2015, the Company had $65 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $8.7 million. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 17.5 to 35.0 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 1.14% and 1.28% for the three and nine-month periods ending June 30, 2015, respectively. At June 30, 2015, the Company was in compliance with all debt covenants.

8.	INCOME TAX EXPENSE

The third quarter 2015 effective income tax rate from continuing operations was 31.0% compared to 24.2% in the third quarter of 2014. The effective income tax rate in the first nine months of 2015 was 31.5% compared to 29.7% in the first nine months of 2014. The income tax expense in the first nine months of 2015 was favorably impacted by the extension of the research credit as a result of the Tax Increase Prevention Act of 2014 reducing the year-to-date effective tax rate by 2.1%. The income tax expense in the third quarter and first nine months of 2015 was favorably impacted by additional fiscal 2014 foreign tax credit benefit reducing the third quarter and year-to-date effective tax rate by 1.6% and 0.6%; $0.1 million decrease of foreign uncertain tax positions primarily as a result of the settlement of an audit reducing the third quarter and year-to-date effective tax rate by 0.7% and 0.3%; rerating of foreign intangible deferred tax liabilities reducing the third quarter and year-to-date effective tax rate by 0.9% and 0.3%; and a reduction in German valuation allowance reducing the third quarter and year-to-date effective tax rate by 0.9% and 0.3%. The income tax expense in the third quarter and first nine months of 2015 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded increasing the third quarter and year-to-date effective tax rate by 0.7% and 0.8%, respectively.

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

The Company estimates the fiscal 2015 effective tax rate from continuing operations will be approximately 33%. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

9.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and nine-month periods ended June 30, 2015 and 2014 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Defined benefit plans
Interest cost	$951	1,002	2,852	3,005
Expected return on assets	(1,136)	(1,104)	(3,408)	(3,311)
Amortization of:
Prior service cost	3	3	10	10
Actuarial loss	442	413	1,326	1,238
Net periodic benefit cost	$260	314	780	942

10.	DERIVATIVE FINANCIAL INSTRUMENTS

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the second quarter of 2015, the Company entered into several forward contracts to purchase Euros to hedge the foreign currency risk related to Euro denominated inventory payments. All derivative instruments are reported on the balance sheet at fair value. The derivative instruments are designated as cash flow hedges and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type as of June 30, 2015:

(In thousands)	Notional amount (Euros)	Fair Value (US$)
Forward contracts	$1,289	(94)

11.	FAIR VALUE MEASUREMENTS

The accounting guidance establishes a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2015 and September 30, 2014 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of June 30, 2015:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Forward contracts	$-	94	$-	94

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the nine months ended June 30, 2015.

12.	NEW ACCOUNTING PRONOUNCEMENTS

In July 2015, the FASB affirmed its proposed one-year deferral of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently in the process of evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and the selected method of transition to the new standard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted. On March 28, 2014, the Company completed the sale of Aclara Technologies LLC (Aclara) to an affiliate of Sun Capital Partners, Inc. A disagreement between the parties over the calculation of the final working capital adjustment was finally resolved by arbitration on June 15, 2015, resulting in a cash payment to the Company of $2.3 million. Aclara is reflected as discontinued operations in the financial statements and related notes for the periods shown.

References to the third quarters and first nine months of 2015 and 2014 represent the fiscal quarters and nine-month periods ended June 30, 2015 and 2014, respectively.

OVERVIEW

In the third quarter of 2015, sales, net earnings and diluted earnings per share from continuing operations were $134.2 million, $10.7 million and $0.41 per share, respectively, compared to $130.5 million, $11.6 million and $0.43 per share in the third quarter of 2014. In the first nine months of 2015, sales, net earnings and diluted earnings per share from continuing operations were $383.7 million, $30.2 million and $1.15 per share, respectively, compared to $379.7 million, $29.7 million and $1.11 per share in the first nine months of 2014.

NET SALES

Net sales increased $3.7 million, or 2.8%, to $134.2 million in the third quarter of 2015 from $130.5 million in the third quarter of 2014. Net sales increased $4.0 million to $383.7 million in the first nine months of 2015 from $379.7 million in the first nine months of 2014. The increase in net sales in the third quarter of 2015 as compared to the third quarter of 2014 was due to a $3.1 million increase in the USG segment and a $2.7 million increase in the Filtration segment, partially offset by a $2.1 million decrease in the Test segment. The increase in net sales in the first nine months of 2015 as compared to the first nine months of 2014 was due to a $10.4 million increase in the USG segment, partially offset by a $5.3 million decrease in the Filtration segment and a $1.1 million decrease in the Test segment.

-Filtration

In the third quarter of 2015, net sales of $60.4 million were $2.7 million, or 4.7%, higher than the $57.7 million in the third quarter of 2014. Net sales decreased $5.3 million, or 3.0%, to $166.3 million in the first nine months of 2015 from $171.6 million in the first nine months of 2014. The sales increase in the third quarter of 2015 compared to the third quarter of 2014 was mainly due to a $3.7 million increase in net sales at PTI due to the higher shipments of aerospace assemblies and industrial products; a $0.7 million increase in net sales to TEQ due to higher shipments of its ear thermometer probe cover product; partially offset by a $1.7 million decrease in net sales at VACCO due to lower shipments of its Space products, primarily the Boeing Space Launch system. The sales decrease in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to a $8.0 million decrease in net sales at VACCO due to lower shipments of its Space products, primarily the Boeing Space Launch System; a $1.7 million decrease in net sales at Crissair, mainly from timing of deliveries resulting from requirements to receive first article inspection approvals from certain customers as a result of the manufacturing location move from Palmdale, California to Valencia, California; partially offset by a $5.3 million increase in net sales at PTI due to the timing of aerospace and industrial product shipments.

-Test

In the third quarter of 2015, net sales of $42.9 million were $2.1 million, or 4.7%, lower than the $45.0 million recorded in the third quarter of 2014. Net sales decreased $1.1 million, or 0.1%, to $124.4 million in the first nine months of 2015 from $125.5 million in the first nine months of 2014. The sales decrease in the third quarter and first nine months of 2015 compared to the corresponding periods of 2014 was primarily due to a decrease in net sales from the segment’s U.S. operations due to the timing of projects and lower sales volumes of domestic shielding market sales.

-Utility Solutions Group (USG)

Net sales increased $3.1 million, or 11.2%, to $30.8 million in the third quarter of 2015 from $27.7 million in the third quarter of 2014. Net sales increased $10.3 million, or 12.5%, to $92.9 million in the first nine months of 2015 from $82.6 million in the first nine months of 2014. The sales increase in the third quarter and first nine months of 2015 compared to the corresponding periods of 2014 was mainly due to the sales contribution from Enoserv (January 28, 2015 acquisition), higher shipments of the F and M series products, additional international revenues, and additional software and service revenue at Doble.

ORDERS AND BACKLOG

Backlog from continuing operations was $334.5 million at June 30, 2015 compared with $302.9 million at September 30, 2014. The Company received new orders totaling $120.6 million in the third quarter of 2015 compared to $150.4 million in the third quarter of 2014. Of the new orders received in the third quarter of 2015, $45.4 million related to Filtration products, $45.6 million related to Test products, and $29.6 million related to USG products. Of the new orders received in the third quarter of 2014, $63.1 million related to Filtration products, $54.5 million related to Test products, and $32.8 million related to USG products.

The Company received new orders totaling $415.2 million in the first nine months of 2015 compared to $400.3 million in the first nine months of 2014. Of the new orders received in the first nine months of 2015, $179.8 million related to Filtration products, $146.3 million related to Test products, and $89.1 million related to USG products. Of the new orders received in the first nine months of 2014, $175.4 million related to Filtration products, $138.0 million related to Test products, and $86.9 million related to USG products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of 2015 were $32.8 million (24.4% of net sales), compared with $33.5 million (25.6% of net sales) for the third quarter of 2014. For the first nine months of 2015, SG&A expenses were $99.2 million (25.9% of net sales) compared to $99.2 million (26.1% of net sales) for the first nine months of 2014. The decrease in SG&A in the third quarter compared to the corresponding periods of 2014 was mainly due to a decrease in SG&A expenses in the Test segment (force count reductions), partially offset by an increase in SG&A expenses at Doble (additional international sales and marketing expenses to support its near term growth opportunities).

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $2.3 million and $6.4 million for the third quarter and first nine months of 2015, respectively, compared to $1.7 million and $5.0 million for the corresponding periods of 2014. Amortization expenses consist of amortization of acquired intangible assets from recent acquisitions and other identifiable intangible assets (primarily software, patents and licenses). The increase in amortization expenses in the third quarter and first nine months of 2015 compared to the corresponding periods of 2014 was mainly due to an increase in software amortization and the amortization of intangibles related to the Enoserv acquisition.

OTHER (INCOME) EXPENSES, NET

Other expenses, net, were $0.3 million in the third quarter of 2015 compared to $0.3 million in the third quarter of 2014. There were no individually significant items in other (income) expenses, net, in the third quarter of 2015 or 2014, respectively. Other income, net, was $(0.2) million compared to other expenses, net, of $0.4 million for the first nine months of 2015 and 2014, respectively. There were no individually significant items in other (income) expenses, net, in the first nine months of 2015. The principal component in other expenses, net, in the first nine months of 2014 was $0.7 million of restructuring costs related to the Filtration segment facility consolidation.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above. EBIT from continuing operations was $15.8 million (11.8% of net sales) for the third quarter of 2015 compared to $15.4 million (11.8% of net sales) for the third quarter of 2014. For the first nine months of 2015, EBIT was $44.8 million (11.7% of net sales) compared to $43.7 million (11.5% of net sales) for the first nine months of 2014.

The following table presents a reconciliation of EBIT from continuing operations to net earnings from continuing operations.

(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Consolidated EBIT from continuing operations	15,827	15,430	44,802	43,730
Less: Interest expense, net	(247)	(147)	(655)	(1,493)
Less: Income tax expense	(4,832)	(3,693)	(13,924)	(12,551)
Net earnings from continuing operations	$10,748	11,590	30,223	29,686

-Filtration

EBIT in the third quarter of 2015 was $12.3 million (20.3% of net sales) compared to $10.3 million (17.8% of net sales) in the third quarter of 2014. In the first nine months of 2015, EBIT was $31.4 million (18.9% of net sales) compared to $29.9 million (17.4% of net sales) in the first nine months of 2014. The increase in EBIT in the third quarter and first nine months of 2015 compared to the corresponding periods of 2014 was due to an increase at PTI due to higher sales volumes and an increase at Crissair due to the 2014 facility consolidation into the Valencia, California facility.

-Test

EBIT in the third quarter of 2015 was $2.0 million (4.7% of net sales) compared to $5.8 million (12.8% of net sales) in the third quarter of 2014. In the first nine months of 2015, EBIT was $9.3 million (7.5% of net sales) compared to $12.9 million (10.3% of net sales) in the first nine months of 2014. EBIT decreased in the third quarter of 2015 and first nine months of 2015 compared to the corresponding prior year periods mainly due to a mix of lower margin projects in the segment’s U.S. and European operations and incremental charges related to the write -down of certain inventories and charges related to legal costs incurred in defense of patents.

-Utility Solutions Group

EBIT in the third quarter of 2015 was $7.4 million (23.8% of net sales) compared to $5.7 million (20.6% of net sales) in the third quarter of 2014. In the first nine months of 2015, EBIT was $22.2 million (23.9% of net sales) compared to EBIT of $18.9 million (22.9% of net sales) in the first nine months of 2014. The increase in EBIT in the third quarter and first nine months of 2015 compared to the corresponding periods of 2014 was primarily due to an increase in sales volumes and a favorable change in product mix.

-Corporate

Corporate costs included in EBIT were $5.8 million and $18.1 million in the third quarter and first nine months of 2015, respectively, compared to $6.4 million and $17.9 million in the corresponding periods of 2014. The decrease in Corporate costs in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to lower professional fees and head count related expenses. The increase in Corporate costs in the first nine months of 2015 compared to the corresponding period of 2014 was mainly due to an increase in acquisition related costs.

INTEREST EXPENSE, NET

Interest expense was $0.2 million and $0.7 million in the third quarter and first nine months of 2015, respectively, and $0.1 million and $1.5 million in the corresponding periods of 2014. The decrease in interest expense in the first nine months of 2015 compared to the corresponding period of 2014 was mainly due to lower outstanding borrowings during the first nine months of 2015.

INCOME TAX EXPENSE

The third quarter 2015 effective income tax rate from continuing operations was 31.0% compared to 24.2% in the third quarter of 2014. The effective income tax rate in the first nine months of 2015 was 31.5% compared to 29.7% in the first nine months of 2014. The income tax expense in the first nine months of 2015 was favorably impacted by the extension of the research credit as a result of the Tax Increase Prevention Act of 2014 reducing the year-to-date effective tax rate by 2.1%. The income tax expense in the third quarter and first nine months of 2015 was favorably impacted by additional fiscal 2014 foreign tax credit benefit reducing the third quarter and year-to-date effective tax rate by 1.6% and 0.6%; $0.1 million decrease of foreign uncertain tax positions primarily as a result of the settlement of an audit reducing the third quarter and year-to-date effective tax rate by 0.7% and 0.3%; rerating of foreign intangible deferred tax liabilities reducing the third quarter and year-to-date effective tax rate by 0.9% and 0.3%; and a reduction in German valuation allowance reducing the third quarter and year-to-date effective tax rate by 0.9% and 0.3%. The income tax expense in the third quarter and first nine months of 2015 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded increasing the third quarter and year-to-date effective tax rate by 0.7% and 0.8%, respectively.

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

The Company estimates the fiscal 2015 effective tax rate from continuing operations will be approximately 33%. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

The Company’s foreign subsidiaries had accumulated unremitted earnings of $37.4 million and cash of $28.5 million at June 30, 2015. No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $6.4 million would be due, which would correspondingly reduce the Company’s net earnings. No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $169.7 million at June 30, 2015 from $148.9 million at September 30, 2014. The $4.5 million decrease in accounts receivable at June 30, 2015 was mainly due to: a $3.5 million decrease within the USG segment; and a $0.5 million decrease within the Test segment, both due to increased cash collections during the first nine months of 2015. The $15.8 million increase in inventories at June 30, 2015 was mainly due to: a $7.7 million increase within the Filtration segment primarily from inventory on hand resulting from requirements to receive first article inspection approvals as a result of the manufacturing location move from Palmdale, California to Valencia, California as well as to support future sales growth; a $6.4 million increase within the Test segment due to the timing of projects; and a $1.7 million increase within the USG segment due to timing of receipt of raw materials. Accounts payable decreased $11.7 million in the first nine months of 2015 primarily due to: a $7.1 million decrease within the Test segment; a $2.7 million decrease within the Filtration segment; and a $1.9 million decrease within the USG segment, all due to timing of payments.

Net cash provided by operating activities from continuing operations was $30.4 million and $22.6 million for the first nine months of 2015 and 2014, respectively.

Capital expenditures from continuing operations were $10.6 million and $8.1 million in the first nine months of 2015 and 2014, respectively. The increase in the first nine months of 2015 was mainly due to building improvements at Crissair as a result of the facility consolidation. In addition, the Company incurred expenditures for capitalized software from continuing operations of $4.4 million and $6.3 million in the first nine months of 2015 and 2014, respectively. The decrease in the first nine months of 2015 was primarily due to lower capitalized software expenditures at Doble.

During the first nine months of 2015 and 2014, the Company made contributions of $0.7 million and $2.1 million, respectively, to its defined benefit plans.

Share Repurchases

During the first nine months of 2015, the Company repurchased approximately 283,000 shares for $9.9 million. No shares were repurchased during the third quarter.

Credit Facility

At June 30, 2015, the Company had approximately $376 million available to borrow under its bank credit facility, a $250 million increase option, and $36.9 million cash on hand. At June 30, 2015, the Company had $65 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $8.7 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Acquisition

On January 28, 2015, the Company acquired the assets of Enoserv, LLC (Enoserv), headquartered in Tulsa, Oklahoma, for $20.5 million in cash. The operating results for Enoserv since the date of acquisition are included as part of Doble, within the Company’s USG segment.

Aclara Arbitration

A disagreement between the parties over the calculation of the final working capital adjustment was finally resolved by arbitration on June 15, 2015, resulting in a cash payment to the Company of $2.3 million. Aclara is reflected as discontinued operations in the financial statements and related notes for the periods shown.

Dividends

A dividend of $0.08 per share was paid on April 16, 2015 to stockholders of record as of April 2, 2015, totaling $2.1 million. Subsequent to June 30, 2015, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on July 16, 2015 to stockholders of record as of July 2, 2015.

OUTLOOK

On a quarterly basis, Management continues to expect 2015 revenues and EPS to reflect a profile similar to 2014, including EPS being more second-half weighted. Fourth quarter 2015 EPS is expected to be in the range of $0.55 to $0.60 per share. Management expects 2015 EPS in the range of $1.70 - $1.75 per share.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that reflect or are based on current expectations, estimates, forecasts, projections or assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: the amount and timing of future sales, revenues, cash flows, EBIT and EPS; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the outcome of current litigation, claims and charges; continued reinvestment of foreign earnings and U.S. income tax liabilities in the event that foreign earnings were distributed; future income tax liabilities and effective tax rate; changes in the amount of unrecognized tax benefits; the recognition and timing of costs related to share-based compensation arrangements; returns on retirement plan assets; estimates or projections made in connection with the Company’s accounting policies; market risks relating to the Company’s operations and its ability to hedge against them through the use of derivative financial instruments; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the second quarter of 2015, the Company entered into several forward contracts to purchase Euros to hedge the foreign currency risk related to Euro denominated inventory payments. All derivative instruments are reported on the balance sheet at fair value. The derivative instruments are designated as cash flow hedges and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. There has been no material change to the Company’s market risks since September 30, 2014. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for further discussion about market risk.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number

3.1(a)	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-10596)

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Exhibit 4(e) to Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-10596)

3.1(c)	Articles of Merger effective July 10, 2000	Incorporated by reference to Exhibit 3(c) to Form 10-Q for the fiscal quarter ended June 30, 2000 (File No. 1-10596)
3.2	Bylaws	Incorporated by reference to Exhibit 3 to Form 8-K filed May 7, 2014 (File No. 1-10596)

4.1	Specimen revised Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 1-10596)

4.2	Credit Agreement dated as of May 14, 2012 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, PNC Bank, National Association as Syndication Agent, and SunTrust Bank, Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Documentation Agents	Incorporated by reference to Exhibit 4.1 to Form 8-K dated May 18, 2012 (File No. 1-10596)

31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended June 30, 2015	Filed herewith

31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended June 30, 2015	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended June 30, 2015	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

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

Dated: August 10, 2015

