Form 10-K
period 2015-09-30
ESCO TECHNOLOGIES INC
filed 2015-11-30
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of trading on March 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter: approximately $991,302,000.*

* Based on the New York Stock Exchange closing price. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

Number of shares of Common Stock outstanding at November 2, 2015: 25,820,250

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Report incorporates by reference certain portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, which the registrant currently anticipates first sending to shareholders on or about December 15, 2015 (hereinafter, the “2015 Proxy Statement”).

i

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts and projections about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, without limitation, statements about: the cost, timing and savings associated with the restructuring and realignment actions involving the Test and USG segments; the adequacy of the Company’s buildings, machinery and equipment; the adequacy of the Company’s credit facilities and future cash flows; the outcome of litigation, claims and charges; future costs relating to environmental matters; continued reinvestment of foreign earnings and the resulting U.S. tax liability in the event such earnings are repatriated; repayment of debt within the next twelve months; the outlook for 2016 and beyond, including amounts, timing and sources of 2016-2017 sales, revenues, sales growth, EBIT, EPS and EPS – As Adjusted; interest on Company debt obligations; the ability of expected hedging gains or losses to be offset by losses or gains on related underlying exposures; the Company’s ability to increase shareholder value; acquisitions; the Company’s expected effective tax rate; minimum cash funding required by, expected benefits payable from, and Management’s assumptions about future events which could affect liability under, the Company’s defined benefit plans and other postretirement benefit plans; the recognition of unrecognized compensation costs related to share-based compensation arrangements; the Company’s exposure to market risk related to interest rates and to foreign currency exchange risk; the likelihood of future variations in the Company’s assumptions or estimates used in recording the Test and Filtration segments’ contracts and expected costs at completion under the percentage of completion method; the effect of certain changes in the Company’s internal controls or in other factors on the effectiveness of its internal controls; the Company’s estimates and assumptions used in the preparation of its financial statements; cost and estimated earnings on long-term contracts valuation of inventories; estimates of uncollectible accounts receivable; the risk of additional goodwill impairment; the Company’s estimates utilized in software revenue recognition and the amortization of intangible assets; the valuation of deferred tax assets; the amount of NOLs not realizable and the timing and amount of the reduction of unrecognized tax benefits; the effects of accounting pronouncements; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

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

The Company’s fiscal year ends September 30. Throughout this document, unless the context indicates otherwise, references to a year (for example 2015) refer to the Company’s fiscal year ending on September 30 of that year.

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

Thermoform Engineered Quality LLC (“TEQ”)

VACCO Industries (“VACCO”)

RF Shielding and Test (“Test”):

Beijing Lindgren ElectronMagnetic Technology Co., Ltd.

ETS-Lindgren Inc.

ETS-Lindgren OY

The entities comprising the Test segment are sometimes collectively referred to herein as “ETS-Lindgren.”

Utility Solutions Group (“USG”):

Doble Engineering Company

Doble PowerTest Ltd.

Doble TransiNor AS

The entities comprising the USG segment are sometimes collectively referred to herein as “Doble.”

Aclara Technologies LLC, formerly a part of this segment, was characterized as discontinued operations and/or assets held for sale beginning in the third quarter of 2013, and was divested in the second quarter of 2014. See the next section, “Discontinued Operations/Assets Held for Sale,” and Note 2 to the Consolidated Financial Statements included herein.

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

ESCO is continually seeking ways to save costs, streamline its business processes and enhance the branding of its products and services. During 2013 the Company consolidated its two domestic Test segment operating companies by merging ETS-Lindgren, L.P. into Lindgren R.F. Enclosures Inc., which was renamed ETS-Lindgren Inc.; consolidated the Test segment’s four domestic manufacturing facilities into three, closing the facility in Glendale Heights, Illinois; and relocated the manufacture of the USG segment’s Partial Discharge products from Germany to existing lower-cost locations in Europe. During 2014 the Company merged Canyon Engineering Products, Inc. (“Canyon”) into Crissair and consolidated Crissair’s operations into Canyon’s facility in Valencia, California. In October 2015 the Company announced several restructuring and realignment actions involving the Test and USG segments anticipated to be substantially completed during the first half of 2016, including closing ETS-Lindgren’s operating subsidiaries in Germany and the United Kingdom and consolidating their operations into other existing Test facilities; eliminating certain underperforming product line offerings in Test primarily related to lower margin international shielding end markets; reducing headcount in Test’s U.S. business; and closing Doble’s Brazil operating office and consolidating Doble’s South American sales and support activities.

ESCO is also continually seeking opportunities to supplement its growth by making strategic acquisitions. In October 2015, the Company acquired Fremont Plastics, Inc., an Indiana manufacturer of high quality sterile-ready and non-sterile thin gauge thermoformed medical plastic packaging products, and merged it into TEQ. Information about this acquisition and the Company’s acquisitions during 2013 and 2015 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 3 to the Consolidated Financial Statements included herein; the Company did not make any acquisitions during 2014.

Discontinued Operations

During the third quarter of 2013, the Company’s Board of Directors approved the initiation of a process to sell that portion of the Company’s USG segment represented by Aclara Technologies LLC and two related entities (together, “Aclara”). Aclara is a leading supplier of data communications systems and related software used by electric, gas and water utilities in support of their advanced metering infrastructure (“AMI”) deployments, typically encompassing the utility’s entire service area. Aclara’s largest contracts, such as those with Pacific Gas & Electric Company and Southern California Gas Co., each involve several million end points. The sale of Aclara was completed during the second quarter of 2014.

Prior to the sale Aclara constituted a component of the Company with operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity, and Aclara’s assets and liabilities constituted a disposal group to be classified as held for sale. Accordingly, for financial reporting purposes Aclara is reflected for 2013 and 2014 as discontinued operations and/or assets/liabilities held for sale. Unless otherwise specifically stated, all operating results presented in this report are exclusive of discontinued operations.

Products

The Company’s principal products are described below. See Note 15 to the Consolidated Financial Statements included herein for financial information regarding business segments and 10% customers.

Filtration

The Filtration segment accounted for approximately 44%, 44% and 44% of the Company’s total revenue in 2015, 2014 and 2013, respectively.

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

TEQ produces highly engineered thermoformed products and packaging materials for medical, pharmaceutical, retail, food and electronic applications. Through its alliance partner program, TEQ also provides its clients with a total packaging solution including engineering services and testing, sealing equipment and tooling, contract manufacturing, and packing. In October 2015, TEQ’s business was significantly expanded through the Company’s acquisition of Fremont Plastics, Inc., Fremont, Indiana, a developer and manufacturer of high quality sterile-ready and non-sterile thin gauge thermoformed medical plastic packaging products.

Test

The Test segment accounted for approximately 33%, 34% and 34% of the Company’s total revenue in 2015, 2014 and 2013, respectively.

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

USG

Revenue from Doble’s various products and services accounted for approximately 23%, 22% and 22% of the Company’s total revenue in 2015, 2014 and 2013, respectively.

Doble develops, manufactures, and delivers diagnostic testing solutions for electrical equipment comprising the electric power grid, and enterprise management systems, that are designed to optimize electrical power assets and system performance, minimize risk and improve operations. It combines three core elements for customers – diagnostic test and monitoring instruments, expert consulting, and testing services – and provides access to its large reserve of related empirical knowledge. Doble flagship solutions include protection diagnostics with the Doble Protection Suite and F6000 series, the M4100 and new transformational patent-pending technology of the M7100 Doble Tester, and the dobleARMS™ asset risk management system solutions.

Doble has been operating for over 90 years, and serves over 5,500 companies in over 110 countries. It has seven offices in the United States and nine international offices.

Marketing and Sales

The Filtration and Test segments’ products, as well as Doble’s products, generally are distributed to customers through a domestic and foreign network of distributors, sales representatives, direct sales teams and in-house sales personnel.

The Company’s international sales accounted for approximately $152 million (28%), $157 million (30%) and $154 million (31%) of the Company’s total revenue in 2015, 2014 and 2013, respectively. See Note 15 to the Consolidated Financial Statements included herein for financial information regarding geographic areas. See also Item 1A, “Risk Factors,” for a discussion of risks of the Company’s international operations.

Some of the Company’s products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government, primarily related to the Filtration segment, accounted for approximately 15%, 19% and 20% of the Company’s total revenue in 2015, 2014 and 2013, respectively.

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

Backlog

Total Company backlog of firm orders from continuing operations at September 30, 2015 was $327.5 million, representing an increase of $24.6 million (8%) from the backlog of $302.9 million on September 30, 2014. The backlog at September 30, 2015 and September 30, 2014, respectively, by segment, was: $196.1 million and $179.1 million for Filtration; $95.1 million and $90.7 million for Test; and $36.3 million and $33.1 million for USG. As of September 30, 2015, it is estimated that domestic customers accounted for approximately 71% of the Company’s total firm orders, and international customers accounted for approximately 29%. Of the total Company backlog at September 30, 2015, approximately 81.5% is expected to be completed in the fiscal year ending September 30, 2016.

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

Competition

Competition in the Company’s major markets is broadly based and global in scope. Competition can be particularly intense during periods of economic slowdown, and this has been experienced in some of our markets. Although the Company is a leading supplier in several of the markets it serves, it maintains a relatively small share of the business in many of the other markets it serves. Individual competitors range in size from annual revenues of less than $1 million to billion-dollar enterprises. Because of the specialized nature of the Company’s products, its competitive position with respect to its products cannot be precisely stated. In the Company’s major served markets, competition is driven primarily by quality, technology, price and delivery performance. See also Item 1A, “Risk Factors.”

Primary competitors of the Filtration segment include Pall Corporation, Moog, Inc., Sofrance, CLARCOR Inc. and PneuDraulics.

The Test segment is a global leader in EM shielding. Significant competitors in this market include Rohde & Schwarz GMBH, Microwave Vision SA (MVG), TDK RF Solutions Inc., Albatross GmbH, IMEDCO AG and Cuming Corporation.

Doble’s significant competitors in diagnostic test equipment include OMICRON electronics Corp. Megger Group Limited and Qualitrol Company LLC (a subsidiary of Danaher Corporation).

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

Total Company-sponsored research and development expenses were approximately $16.7 million, $16.9 million and $12.7 million for 2015, 2014 and 2013, respectively. Total customer-sponsored research and development expenses were approximately $6.8 million, $3.6 million and $5.1 million for 2015, 2014 and 2013, respectively. All of the foregoing expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $13.9 million, $20.5 million and $16.4 million for 2015, 2014 and 2013, respectively.

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

Employees

As of September 30, 2015, the Company employed 2,323 persons, including 2,104 full time employees. Of the Company’s full-time employees, 1,753 were located in the United States and 351 were located in 17 foreign countries.

Financing

For information about the Company’s credit facility, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bank Credit Facility,” and Note 9 to the Consolidated Financial Statements included herein, which are incorporated into this Item by reference.

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

Executive Officers of the Registrant

The following sets forth certain information as of November 1, 2015 with respect to the Company’s executive officers. These officers are elected annually to terms which expire at the first meeting of the Board of Directors after the next Annual Meeting of Stockholders.

Name	Age	Position(s)
Victor L. Richey	58	Chairman of the Board of Directors and Chief Executive Officer since April 2003; President since October 2006 *
Gary E. Muenster	55	Executive Vice President and Chief Financial Officer since February 2008; Director since February 2011
Alyson S. Barclay	56	Senior Vice President, Secretary and General Counsel since November 2008

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

Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. Over the past three fiscal years, from 15% to 20% of our revenues from continuing operations have been generated from sales to the U.S. Government or its contractors, primarily within our Filtration segment. These sales are dependent on government funding of the underlying programs, which is generally subject to annual Congressional appropriations. There could be reductions or terminations of, or delays in, the government funding on programs which apply to us or our customers. These funding effects could adversely affect our sales and profit, and could bring about a restructuring of our operations, which could result in an adverse effect on our financial condition or results of operations.

A significant part of VACCO’s sales involve major U.S. Government space programs such as NASA’s Space Launch System (SLS). A reduction or delay in Government spending on these programs could have a significant adverse impact on our financial results which could extend for more than a single year. For example, VACCO’s immediate customer for SLS parts informed it late in 2014 that 2015 orders would be lower than in 2014 because NASA had decided to smooth its SLS spending over the following three years; and orders for future years cannot be guaranteed.

Negative worldwide economic conditions and related credit shortages could result in a decrease in our sales and an increase in our operating costs, which could adversely affect our business and operating results.

If there is a worsening of global and U.S. economic and financial market conditions and additional tightening of global credit markets, as has been experienced in certain Asian and European countries, many of our customers may further delay or reduce their purchases of our products. Uncertainties in the global economy may cause the utility industry to experience shortages in available credit, which could limit capital spending. To the extent this problem affects customers of our USG segment, the sales and profits of this segment could be adversely affected. Likewise, if our suppliers face challenges in obtaining credit, they may have to increase their prices or become unable to continue to offer the products and services we use to manufacture our products, which could have an adverse effect on our business, results of operations and financial condition.

Our quarterly results may fluctuate substantially.

We have experienced variability in quarterly results and believe our quarterly results will continue to fluctuate as a result of many factors, including the size and timing of customer orders, governmental approvals and funding levels, changes in existing taxation rules or practices, the gain or loss of significant customers, timing and levels of new product developments, shifts in product or sales channel mix, increased competition and pricing pressure, and general economic conditions.

A significant part of our manufacturing operations depends on a small number of third-party suppliers.

A significant part of our manufacturing operations relies on a small number of third-party manufacturers to supply the segment’s products. For example, Doble has arrangements with four manufacturers which produce and supply substantially all of its end-products. One of these suppliers produces more than 75% of Doble’s products from two locations within the United States. A significant disruption in the supply of those products could negatively affect the timely delivery of products to customers as well as future sales, increasing costs and reducing margins.

Certain of our other businesses are dependent upon sole source or a limited number of third-party manufacturers of parts and components. Many of these suppliers are small businesses. Since alternative supply sources are limited, there is an increased risk of adverse impacts on our production schedules and profits if our suppliers were to default in fulfilling their price, quality or delivery obligations. In addition, some of our customers or potential customers may prefer to purchase from a supplier which does not have such a limited number of sources of supply.

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

In addition, our reliance on sole or limited sources of supply of raw materials and components in each of our segments could adversely affect our business, as described in the preceding Risk Factor. Weather-created disruptions in supply, in addition to affecting costs, could impact our ability to procure an adequate supply of these raw materials and components, and delay or prevent deliveries of products to our customers.

Our international operations expose us to fluctuations in currency exchange rates that could adversely affect our results of operations and cash flows.

We have significant manufacturing and sales activities in foreign countries, and our domestic operations have sales to foreign customers. Our financial results may be affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. In addition, a rise in the dollar against foreign currencies could make our products more expensive for foreign customers and cause them to reduce the volume of their purchases.

Failure or delay in new product development could reduce our future sales.

Much of our business is dependent on the continuous development of new products and technologies to meet the changing needs of our markets on a cost-effective basis. Many of these markets are highly technical from an engineering standpoint, and the relevant technologies are subject to rapid change. If we fail to timely enhance existing products or develop new products as needed to meet market or competitive demands, we could lose sales opportunities, which would adversely affect our business. In addition, in some existing contracts with customers, we have made commitments to develop and deliver new products. If we fail to meet these commitments, the default could result in the imposition on us of contractual penalties including termination. Our inability to enhance existing products in a timely manner could make our products less competitive, while our inability to successfully develop new products may limit our growth opportunities. Development of new products and product enhancements may also require us to make greater investments in research and development than we now do, and the increased costs associated with new product development and product enhancements could adversely affect our operating results. In addition, our costs of new product development may not be recoverable if demand for our products is not as great as we anticipate them to be.

Changes in testing standards could adversely impact our Test and USG segments’ sales.

A significant portion of the business of our Test and USG segments involves sales to technology customers who need to have a third party verify that their products meet specific international and domestic test standards. If regulatory agencies were to eliminate or reduce certain domestic or international test standards, or if demand for product testing from these customers were to decrease for some other reason, our sales could be adversely affected. For example, if Wi-Fi technology in mobile phones were to be superseded by a new communications technology, then there might be no need for certain testing on mobile phones; or if a regulatory authority were to relax the test standards for certain electronic devices because they were determined not to interfere with the broadcast spectrum, our sales of certain testing products could be significantly reduced.

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

Product defects could result in costly fixes, litigation and damages.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and sale of our products and the products of third-party vendors which we use or resell. If there are claims related to defective products (under warranty or otherwise), particularly in a product recall situation, we could be faced with significant expenses in replacing or repairing the product. For example, the Filtration segment obtains raw materials, machined parts and other product components from suppliers who provide certifications of quality which we rely on. Should these product components be defective and pass undetected into finished products, or should a finished product contain a defect, we could incur significant costs for repairs, re-work and/or removal and replacement of the defective product. In addition, if a dispute over product claims cannot be settled, arbitration or litigation may result, requiring us to incur attorneys’ fees and exposing us to the potential of damage awards against us.

We may not be able to identify suitable acquisition candidates or complete acquisitions successfully, which may inhibit our rate of growth.

As part of our growth strategy, we plan to continue to pursue acquisitions of other companies, assets and product lines that either complement or expand our existing business. However, we may be unable to implement this strategy if we are unable to identify suitable acquisition candidates or consummate future acquisition at acceptable prices and terms. We expect to face competition for acquisition candidates which may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. As a result, we may be limited in the number of acquisitions which we are able to complete and we may face difficulties in achieving the profitability or cash flows needed to justify our investment in them.

Our acquisitions of other companies carry risk.

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

We may incur significant costs, experience short term inefficiencies, or be unable to realize expected long term savings from facility consolidations and other business reorganizations.

We periodically assess the cost and operational structure of our facilities in order to manufacture and sell our products in the most efficient manner, and based on these assessments, we may from time to time reorganize, relocate or consolidate certain of our facilities. These actions may require us to incur significant costs and may result in short term business inefficiencies as we consolidate and close facilities and transition our employees; and in addition, we may not achieve the expected long term benefits. Any or all of these factors could result in an adverse impact on our operating results, cash flows and financial condition.

The trading price of our common stock continues to be volatile and may result in investors selling shares of our common stock at a loss.

The trading price of our common stock is volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including those described in this section and including but not limited to: actual or anticipated variations in our quarterly operating results; changes in financial estimates by securities analysts that cover our stock or our failure to meet those estimates; substantial sales of our common stock by our existing shareholders; and general stock market conditions. In recent years the stock markets in general have experienced dramatic price and volume fluctuations, which may continue indefinitely, and changes in industry, general economic or market conditions could harm the price of our stock regardless of our operating performance.

The Company has guaranteed certain Aclara contracts.

In the normal course of business during the time periods that Aclara was a subsidiary of the Company, the Company agreed to provide guarantees of Aclara’s performance under certain real property leases, certain vendor contacts, and certain large, long-term customer contracts for the delivery, deployment and performance of AMI systems such as those described under “Discontinued Operations” in Item 1 above. In connection with the sale of Aclara, the Company agreed to remain a guarantor of Aclara’s performance of these contracts. If Aclara were to fail to perform any of these guaranteed contracts, the other party to the contract could seek damages resulting from the non-performance from the Company, and such damages could have a material adverse effect on our business, operating results or financial condition. If the Company did become liable for these damages, it would be entitled to seek indemnification from Aclara, although its ability to recover would be subject to Aclara’s financial position at that time.

We may not realize as revenue the full amounts reflected in our backlog.

As of September 30, 2015 our twelve-month backlog was approximately $267 million, which represents confirmed orders we believe will be recognized as revenue within the next twelve months. There can be no assurance that our customers will purchase all the orders represented in our backlog, particularly as to contracts which are subject to the U.S. Government’s ability to modify or terminate major programs or contracts, and if and to the extent that this occurs, our future revenues could be materially reduced.

Economic, political and other risks of our international operations, including terrorist activities, could adversely affect our business.

In 2015, approximately 28% of our net sales were to customers outside the United States. An economic downturn or an adverse change in the political situation in certain foreign countries in which we do business could cause a decline in revenues and adversely affect our financial condition. For example, our Test segment does significant business in Asia and Europe. Changes in the Asian political climate or political changes in specific Asian countries could negatively affect our business. Weakness in the European economy could have a significant adverse effect on our European revenues. For example, several Doble and ETS-Lindgren companies are based in Europe, and could be negatively impacted by weakness in the European economy. In addition, political unrest, wars and terrorism, such as the current situation in the Middle East, could adversely affect our business. For example, Doble is currently involved in a multi-year project involving the national power grid in Saudi Arabia, which could be impaired by an increase in terrorist activities in that country.

Our international sales are also subject to other risks inherent in foreign commerce, including currency fluctuations and devaluations, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and resolving disputes with our foreign customers.

Our governmental sales and our international and export operations are subject to special U.S. and foreign government laws and regulations which may impose significant compliance costs, create reputational and legal risk, and impair our ability to compete in international markets.

The international scope of our operations subjects us to a complex system of commercial and trade regulations around the world, and our foreign operations are governed by laws and business practices that often differ from those of the U.S. In addition, laws such as the U.S. Foreign Corrupt Practices Act and similar laws in other countries increase the need for us to manage the risks of improper conduct not only by our own employees but by distributors and contractors who may not be within our direct control. Many of our exports are of products which are subject to U.S. Government regulations and controls such as the U.S. International Traffic in Arms Regulations (“ITAR”), which impose certain restrictions on the U.S. export of defense articles and services, and these restrictions are subject to change from time to time, including changes in the countries into which our products may lawfully be sold.

If we were to fail to comply with these laws and regulations we could be subject to significant fines, penalties and other sanctions including the inability to continue to export our products or to sell our products to the U.S. Government or to certain other customers. In addition, some of these regulations may be viewed as too restrictive by our international customers, who may elect to develop their own domestic products or procure products from other international suppliers which are not subject to comparable export restrictions; and the laws, regulations or policies of certain other countries may also favor their own domestic suppliers over foreign suppliers such as the Company.

Despite our efforts, we may be unable to adequately protect our intellectual property.

Much of our business success depends on our ability to protect and freely utilize our various intellectual properties, including both patents and trade secrets. Despite our efforts to protect our intellectual property, unauthorized parties or competitors may copy or otherwise obtain and use our products and technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Our current and future actions to enforce our proprietary rights may ultimately not be successful; or in some cases we may not elect to pursue an unauthorized user due to the high costs and uncertainties associated with litigation. We may also face exposure to claims by others challenging our intellectual property rights. Any or all of these actions may divert our resources and cause us to incur substantial costs.

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

A major portion of our Test segment’s business involves working in conjunction with general contractors to produce complex building components constructed on-site, such as electronic test chambers, secure communication rooms and MRI facilities. If there are performance problems caused by either us or a contractor, they often result in cost overruns and may lead to a dispute as to which party is responsible. The resolution of such disputes can involve arbitration or litigation, and can cause us to incur significant expense including attorneys’ fees. In addition, these disputes could result in a reduction in revenue, a loss on a particular project, or even a significant damages award against us.

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

We are currently involved as a responsible party in several ongoing investigations and remediations of contaminated third-party owned properties. In addition, environmental contamination may be discovered in the future on properties which we formerly owned or operated and for which we could be legally responsible. Future costs associated with these situations, including ones which may be currently unknown to us, are difficult to quantify but could have a significant effect on our financial condition. See Item 1, “Business – Environmental Matters” for a discussion of these factors.

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

Our decentralized organizational structure presents certain risks.

We are a relatively decentralized company in comparison with some of our peers. This decentralization necessarily places significant control and decision-making powers in the hands of local management, which present various risks, including the risk that we may be slower or less able to identify or react to problems affecting a key business than we would in a more centralized management environment. We may also be slower to detect or react to compliance related problems (such as an employee undertaking activities prohibited by applicable law or by our internal policies), and Company-wide business initiatives may be more challenging and costly to implement, and the risks of noncompliance or failures higher, than they would be under a more centralized management structure. Depending on the nature of the problem or initiative in question, such noncompliance or failure could materially adversely affect our business, financial condition or result of operations.

Provisions in our articles of incorporation, bylaws and Missouri law could make it more difficult for a third party to acquire us and could discourage acquisition bids or a change of control, and could adversely affect the market price of our common stock.

Our articles of incorporation and bylaws contain certain provisions which, although the Company believes they are reasonable and appropriate to protect long-term shareholder value, could discourage potential hostile takeover attempts, including: a limitation on the shareholders’ ability to call special meetings of shareholders; advance notice requirements to nominate candidates for election as directors or to propose matters for action at a meeting of shareholders; a classified board of directors, which means that approximately one-third of the directors are elected each year; and the authority of the board of directors to issue, without shareholder approval, preferred stock with such terms as the board may determine. In addition, the laws of Missouri, in which the Company is incorporated, require a two-thirds vote of outstanding shares to approve mergers or certain other major corporate transactions, rather than a simple majority as in some other states such as Delaware. These provisions could impede a merger or other change of control not approved by the board of directors, which could discourage takeover attempts and in some circumstances reduce the market price of our common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company believes its buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for the Company’s current production requirements and other needs.

The Company’s principal properties, described in the table below, comprise approximately 1,032,000 square feet of floor space, of which approximately 805,000 square feet are owned and approximately 227,000 square feet are leased. Leased facilities of less than 5,000 square feet are not included in the table. See also Note 7 to the Consolidated Financial Statements included herein.

Location	Approximate Size (Sq. Ft.)	Owned/ Leased	If Leased, Expiration Date	Principal Use(s) and (Operating Segment)
Oxnard, CA	127,400	Owned		Management, Engineering & Manufacturing (Filtration)
Cedar Park, TX	118,000	Owned		Management, Engineering & Manufacturing (Test)
South El Monte, CA	100,100	Owned		Management, Engineering & Manufacturing (Filtration)
Durant, OK	100,000	Owned		Manufacturing (Test)
Huntley, IL	86,000	Owned		Management & Manufacturing (Filtration)
Watertown, MA	82,100	Owned		Management, Engineering & Manufacturing (USG)
Valencia, CA	79,300	Owned		Management, Engineering & Manufacturing (Filtration)
South El Monte, CA	68,000	Leased	6/30/2016	Management, Engineering & Manufacturing (Filtration)
Eura, Finland	41,500	Owned		Management, Engineering & Manufacturing (Test)
Fremont, Indiana [1]	39,700	Owned		Management & Manufacturing (Filtration)
Beijing, China	39,100	Leased	Various, from 12/31/2016 to 12/31/2017	Manufacturing (Test)
Minocqua, WI	31,300	Owned		Engineering & Manufacturing (Test)
St. Louis, MO	21,500	Leased	8/31/2019	ESCO Corporate Headquarters
Stevenage, England [2]	12,200	Leased	6/1/2017	Management, Engineering & Manufacturing (Test)
Morrisville, NC	11,600	Leased	8/31/2019	Office (USG)
Huntley, IL	11,500	Leased	8/31/2016	Management & Manufacturing (Filtration)
Marlborough, MA	11,200	Leased	6/30/2020	Management & Engineering (USG)
Wood Dale, IL	10,700	Leased	2/28/2019	Management & Engineering (Test)
Bangalore, India	10,100	Leased	Various, from 3/31/2016 to 6/30/2019	Management & Engineering Warehouse (Test)
Tulsa, OK	9,900	Leased	12/31/2018	Office (USG)
Taufkirchen, Germany [2]	9,600	Leased	12/31/2015	Management & Engineering (Test)
Trondheim, Norway	6,100	Leased	6/30/2018	Office (USG)
Houston, TX	5,200	Leased	6/14/2021	Office (USG)

1 The Company acquired this facility in October 2015 in connection with its acquisition of Fremont Plastics.

2 The Company intends to close these facilities during fiscal 2016.

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

	2015		2014
Quarter	High	Low	High	Low
First	$38.44	33.01	$37.16	32.18
Second	39.73	34.47	37.39	32.44
Third	39.26	36.20	35.60	32.21
Fourth	39.37	34.03	36.70	32.77

Holders of Record. As of November 2, 2015 there were approximately 1,915 holders of record of the Company’s common stock.

Dividends. For information about dividends paid on the common stock in the last two fiscal years, please refer to Note 18 to the Company’s Consolidated Financial Statements included herein.

Company Purchases of Equity Securities.

During the fourth quarter of 2015 the Company repurchased the following shares of its Common Stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
July 1-31, 2015	0	n/a	0	$64.7 million
August 1-31, 2015	109,040	$35.67	109,040	$60.8 million
September 1-30, 2015	170,712	$35.74	170,712	$54.7 million
Total	279,752	$35.71	279,752	$54.7 million

*	On August 8, 2012, the Company’s Board of Directors authorized a common stock repurchase program (the “2012 Program”), which was announced on August 9, 2012 and has periodically been extended by the Board. The most recent extension, announced on August 10, 2015, was to September 30, 2017. Under the 2012 Program, the Company may repurchase shares of its stock from time to time in its discretion, in the open market or otherwise, up to a maximum total repurchase amount equal to $100 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). The Company has not determined whether or when it will make additional repurchases under the 2012 Program.

Securities Authorized for Issuance Under Equity Compensation Plans. For information about securities authorized for issuance under the Company’s equity compensation plans, please refer to Item 12 of this Form 10-K and to Note 11 to the Company’s Consolidated Financial Statements included herein.

Performance Graph. The graph and table below present a comparison of the cumulative total shareholder return on the Company’s common stock as measured against the Russell 2000 index and two customized peer groups whose individual component companies are listed below. Because the Company changed the composition of the peer group for 2015, as described below, the peer group used for the corresponding disclosures in 2014 is also shown for comparison. The Company is not a component of either the 2015 peer group or the 2014 peer group, but it is a component of the Russell 2000 Index. The measurement period begins on September 30, 2010 and measures at each September 30 thereafter. These figures assume that all dividends, if any, paid over the measurement period were reinvested, and that the starting values of each index and the investments in the Company’s common stock were $100 at the close of trading on September 30, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among ESCO Technologies Inc., the Russell 2000 Index,
2014 Peer Group and 2015 Peer Group

Copyright© 2015 Russell Investment Group. All rights reserved.

	9/30/10	9/30/11	9/30/12	9/30/13	9/30/14	9/30/15
ESCO Technologies Inc.	$100.00	77.35	119.05	102.71	108.76	113.22
Russell 2000	100.00	96.47	127.25	165.50	172.01	174.15
2015 Peer Group	100.00	103.43	126.87	145.73	159.83	113.04
2014 Peer Group	100.00	100.55	129.61	152.06	167.25	132.59

The 2015 peer group is composed of nine companies that correspond to the Company’s three industry segments as follows: Filtration/Fluid Flow segment (44% of the Company’s 2015 total revenue) – CIRCOR International Inc., CLARCOR Inc., Donaldson Company, Inc. and Moog Inc.; Test segment (33% of the Company’s 2015 total revenue) – EXFO Inc. and FARO Technologies, Inc.; and Utility Solutions Group segment (23% of the Company’s 2015 total revenue) – Aegion Corporation, Ameresco, Inc. and EnerNOC, Inc.

The 2014 peer group also included nine companies, eight of which were retained in the 2015 peer group. However, because the ninth company, Pall Corporation, was acquired in August 2015 it was replaced for 2015 by Donaldson Company, Inc. and is also not included in the September 30, 2015 figures.

In calculating the composite return of the 2014 and 2015 peer groups, the return of each company comprising the peer group is weighted by (a) its market capitalization in relation to the other companies in its corresponding Company industry segment, and (b) the percentage of the Company’s total revenue represented by its corresponding Company industry segment. For purposes of these calculations, total revenue excludes discontinued operations.

Item 6. Selected Financial Data

The following selected consolidated financial data of the Company and its subsidiaries should be read in conjunction with the Company’s Consolidated Financial Statements, the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, as of the respective dates indicated and for the respective periods ended thereon.

(Dollars in millions, except per share amounts)	2015	2014	2013	2012	2011

For years ended September 30:
Net sales	$537.3	531.1	490.1	478.7	450.8

Net earnings from continuing operations	41.7	42.6	31.3	34.8	37.1
Net (loss) earnings from discontinued operations	0.8	(42.2)	(56.9)	12.1	15.4
Net earnings (loss)	42.5	0.4	(25.6)	46.9	52.5

Earnings (loss) per share:
Basic:
Continuing operations	$1.60	1.61	1.18	1.30	1.39
Discontinued operations	0.03	(1.60)	(2.15)	0.46	0.58
Net earnings (loss)	$1.63	0.01	(0.97)	1.76	1.97
Diluted:
Continuing operations	$1.59	1.60	1.17	1.29	1.38
Discontinued operations	0.03	(1.58)	(2.13)	0.44	0.57
Net earnings (loss)	$1.62	0.02	(0.96)	1.73	1.95

As of September 30:
Working capital	$155.0	148.9	163.6	139.2	122.5
Total assets	864.2	845.9	1,092.3	1,033.8	1,011.8
Total debt	50.0	40.0	172.0	115.0	125.0
Shareholders’ equity	584.2	580.2	601.7	631.3	600.7

Cash dividends declared per common share	$0.32	0.32	0.32	0.32	0.32

See also Notes 2 and 3 to the Consolidated Financial Statements included herein for discussion of divestiture and acquisition activity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements included herein and Notes thereto and refers to the Company’s results from continuing operations, except where noted. In the second quarter of 2014, the Company completed the sale of Aclara Technologies LLC (Aclara) to an affiliate of Sun Capital Partners, Inc. A disagreement between the parties over the calculation of the final working capital adjustment was finally resolved by arbitration on June 15, 2015, resulting in a cash payment to the Company of $2.3 million. Aclara is reflected as discontinued operations in the financial statements and related notes for all periods shown.

Introduction

ESCO Technologies Inc. and its wholly owned subsidiaries (the Company) are organized into three reportable operating segments: Filtration/Fluid Flow (Filtration), RF Shielding and Test (Test), and Utility Solutions Group (USG). The Company’s business segments are comprised of the following primary operating entities:

•	Filtration: PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair) and Thermoform Engineered Quality LLC (TEQ).

•	Test: ETS-Lindgren Inc. (ETS-Lindgren).

•	USG: Doble Engineering Company (Doble).

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

Highlights of 2015 Continuing Operations

•	Sales, net earnings from continuing operations and diluted earnings per share from continuing operations were $537.3 million, $41.7 million and $1.59 per share, respectively, compared to sales, net earnings and diluted earnings per share of $531.1 million, $42.6 million and $1.60 per share in 2014.

•	Net cash provided by operating activities from continuing operations was approximately $65.0 million in 2015, compared to $44.9 million in 2014.

•	At September 30, 2015, cash on hand was $39.4 million and outstanding debt was $50.0 million, for a net debt position (total debt less net cash) of approximately $10.6 million.

•	2015 entered orders were $561.9 million resulting in a book-to-bill ratio of 1.05x. Backlog at September 30, 2015 was $327.5 million compared to $302.9 million at September 30, 2014.

•	In January 2015, the Company acquired the assets of Enoserv for $20.5 million in cash. Enoserv provides customers with high quality, user-friendly multi-platform software primarily for the utility industry. The operating results for Enoserv, since the date of acquisition, are included as part of Doble.

•	During 2015, the Company repurchased approximately 517,000 shares of its common stock for $18.2 million.

•	The Company declared dividends of $0.32 per share, totaling $8.4 million in payments during 2015.

Results of Continuing Operations

Net Sales

				Change	Change
	Fiscal year ended			2015	2014
(Dollars in millions)	2015	2014	2013	vs. 2014	vs. 2013
Filtration	$236.1	233.7	214.1	1.0%	9.2%
Test	177.6	181.8	166.7	(2.3)%	9.1%
USG	123.6	115.6	109.3	6.9%	5.8%
Total	$537.3	531.1	490.1	1.2%	8.4%

Net sales increased $6.2 million, or 1.2%, to $537.3 million in 2015 from $531.1 million in 2014. The increase in net sales in 2015 as compared to 2014 was due to an $8.0 million increase in the USG segment and a $2.4 million increase in the Filtration segment, partially offset by a $4.2 million decrease in the Test segment.

Net sales increased $41.0 million, or 8.4%, to $531.1 million in 2014 from $490.1 million in 2013. The increase in net sales in 2014 as compared to 2013 was due to a $19.6 million increase in the Filtration segment, a $15.1 million increase in the Test segment, and a $6.3 million increase in the USG segment.

Filtration.

The $2.4 million, or 1.0%, increase in net sales in 2015 as compared to 2014 was primarily due to a $7.7 million increase in net sales from PTI due to higher shipments of aero assemblies and industrial products and a $2.2 million increase in net sales from TEQ due to higher shipments to medical customers, partially offset by a $7.4 million decrease in net sales from VACCO due to lower shipments of its Space products, primarily the Boeing Space Launch system.

The $19.6 million, or 9.2%, increase in net sales in 2014 as compared to 2013 was due to a $10.2 million increase in net sales from VACCO due to higher shipments of its Space products, an $8.5 million increase in net sales at Crissair mainly due to the Canyon acquisition and higher aerospace product shipments, and a $0.9 million increase in net sales at TEQ due to higher shipments to commercial customers.

Test.

The net sales decrease of $4.2 million, or 2.3%, in 2015 as compared to 2014 was due to a $6.2 million decrease in net sales from the segment’s U.S. operations, mainly due to overall softness in the domestic shielding market, and a $1.1 million decrease in net sales from the segment’s European operations, partially offset by a $2.9 million increase in net sales from the Company’s Asian operations due to timing of projects.

The net sales increase of $15.1 million, or 9.1%, in 2014 as compared to 2013 was due to a $12.9 million increase in net sales from the segment’s U.S. operations, mainly due to a large automotive chamber project and projects in the test and measurement market, and a $3.3 million increase in net sales from the segment’s European operations, partially offset by a $1.1 million decrease in net sales from the Company’s Asian operations due to timing of projects.

USG.

The net sales increase of $8.0 million, or 6.9%, in 2015 as compared to 2014 was driven by a $4.6 million contribution from the Enoserv acquisition (acquired January 28, 2015), higher shipments of the F and M series products, and additional service revenue at Doble.

The net sales increase of $6.3 million, or 5.8%, in 2014 as compared to 2013 was driven by an increase in service revenues at Doble.

Orders and Backlog

New orders received in 2015 were $561.9 million as compared to $561.9 million in 2014, resulting in order backlog of $327.5 million at September 30, 2015, as compared to order backlog of $302.9 million at September 30, 2014. In 2015, the Company recorded $253.2 million of orders related to Filtration products, $182.0 million related to Test products, and $126.7 million related to USG products. Orders are entered into backlog as firm purchase order commitments are received.

In 2014, the Company recorded $255.1 million of orders related to Filtration products, $182.1 million related to Test products, and $124.7 million related to USG products.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $130.2 million, or 24.2% of net sales, in 2015, $134.9 million, or 25.4% of net sales, in 2014, and $129.8 million, or 26.5% of net sales, in 2013. The decrease in SG&A expenses in 2015 as compared to 2014 was mainly due to a decrease in SG&A expenses within the Test segment and the Filtration segment driven by the recent facility consolidations and headcount reductions.

The increase in SG&A expenses in 2014 as compared to 2013 was mainly due to the acquisition of Canyon Engineering in June 2013, higher engineering costs in the Filtration segment related to aerospace platform wins, higher commissions within the Test segment, and higher marketing and selling expenses within the USG segment; partially offset by lower SG&A expenses at Corporate.

Amortization Of Intangible Assets

Amortization of intangible assets was $8.9 million in 2015, $6.7 million in 2014 and $6.2 million in 2013. Amortization of intangible assets included $4.0 million, $3.4 million and $3.2 million of amortization of acquired intangible assets in 2015, 2014 and 2013, respectively, related to the Company’s acquisitions. The amortization of acquired intangible assets related to the Company’s acquisitions is included in the Corporate operating segment’s results. The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses) and are included in the respective segment’s operating results. The increase in amortization expense in 2015 as compared to 2014 was mainly due to an increase in software amortization and the amortization of intangibles related to the Enoserv acquisition.

Other Expenses (Income), Net

Other expenses (income), net, were $1.1 million in 2015, $1.8 million in 2014 and $5.9 million in 2013. The principal component of other expenses (income), net, in 2015 included $0.9 million of severance expenses related to headcount reductions primarily at VACCO, a $0.5 million increase to the Company’s allowance for bad debts primarily within the Test segment, partially offset by $0.5 million of income related to death benefit insurance proceeds from a former subsidiary. The principal components of other expenses (income), net, in 2014 included $1.7 million of costs related to the exit and relocation of Crissair’s Palmdale, California operation into the Canyon facility in Valencia, California. The principal components of other expenses (income), net, in 2013 included $4.1 million of restructuring costs related to the closure of the Doble Lemke facility in Germany; $2.6 million of restructuring costs within the Test segment as a result of the closure of the Glendale Heights, Illinois facility; and a $0.8 million gain on the sale of machinery and equipment within the Filtration segment. There were no other individually significant items included in other expenses (income), net, in 2015, 2014 or 2013.

Non-GAAP Financial Measures

The information reported herein includes the financial measures EBIT, EBIT as a percentage of net sales (“EBIT margin”), and EPS on an adjusted basis from continuing operations (“EPS – As Adjusted”). The Company defines EBIT as earnings before interest and taxes from continuing operations, and defines EPS – As Adjusted as GAAP EPS from continuing operations less defined restructuring charges. EBIT, EBIT margin and EPS – As Adjusted are not recognized in accordance with U.S. generally accepted accounting principles (GAAP). However, the Company believes that EBIT and EBIT margin provide investors and Management with a valuable alternative method for assessing the Company’s operating results. Management evaluates the performance of its operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of the Company’s business segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations and incentive compensation. The Company believes that the presentation of EBIT, EBIT margin and EPS – As Adjusted provides important supplemental information to investors by facilitating comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. The use of non-GAAP financial measures is not intended to replace any measures of performance determined in accordance with GAAP.

EBIT

				Change	Change
	Fiscal year ended			2015	2014
(Dollars in millions)	2015	2014	2013	vs. 2014	vs. 2013
Filtration	$46.6	41.4	42.4	12.6%	(2.4)%
% of net sales	19.7%	17.7%	19.8%
Test	9.5	21.1	16.3	(55.0)%	29.4%
% of net sales	5.3%	11.6%	9.8%
USG	29.6	26.6	21.6	11.3%	23.1%
% of net sales	23.9%	23.0%	19.8%
Corporate	(23.4)	(25.3)	(28.0)	(7.5)%	(9.6)%
Total	$62.3	63.8	52.3	(2.4)%	22.0%
% of net sales	11.6%	12.0%	10.7%

The reconciliation of EBIT from continuing operations to a GAAP financial measure is as follows:

(Dollars in millions)	2015	2014	2013
EBIT	$62.3	63.8	52.3
Less: Interest expense	(0.8)	(1.6)	(2.7)
Less: Income taxes	(19.8)	(19.6)	(18.3)
Net earnings from continuing operations	$41.7	42.6	31.3

Filtration

EBIT increased $5.2 million in 2015 as compared to 2014 primarily due to the increased sales volumes at PTI and a decrease in restructuring costs that were incurred at Crissair in 2014 related to the exit and relocation of Crissair’s Palmdale, California operation into the Canyon facility in Valencia, California.

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

Test

The $11.6 million decrease in EBIT in 2015 as compared to 2014 was mainly due to the lower sales volumes from the segment’s U.S. and European operations, changes in product mix, and incremental charges related to the write-down of certain inventories and charges related to legal costs incurred in defense of patents.

The $4.8 million increase in EBIT in 2014 as compared to 2013 was due to the additional sales volumes from the segment’s U.S. operations and the cost savings achieved as a result of the 2013 domestic facility consolidation. Approximately $3.4 million of restructuring costs were incurred in 2013 related to the domestic facility consolidation.

USG

The $3.0 million increase in EBIT in 2015 as compared to 2014 was mainly due to an increase in sales volumes and the EBIT contribution from the current year acquisition of Enoserv.

The $5.0 million increase in EBIT in 2014 as compared to 2013 was mainly due to an increase in sales volumes and a decrease in restructuring costs that were incurred in 2013 related to the closure of the Doble Lemke manufacturing operation.

Corporate

Corporate operating charges included in consolidated EBIT decreased to $23.4 million as compared to $25.3 million in 2014 mainly due to a decrease in professional fees and salaries expense.

Corporate operating charges included in consolidated EBIT decreased to $25.3 million as compared to $28 million in 2013 mainly due to a decrease in professional fees and acquisition-related costs.

The “Reconciliation to Consolidated Totals (Corporate)” in Note 15 to the Consolidated Financial Statements included herein represents Corporate office operating charges.

Interest Expense, Net

Interest expense was $0.8 million in 2015, $1.6 million in 2014, and $2.7 million in 2013. The decrease in interest expense in 2015 as compared to 2014 was due to lower average interest rates (1.3% vs. 1.5%) and lower average outstanding borrowings ($68.5 million vs. $ 103 million). The decrease in interest expense in 2014 as compared to 2013 was due to lower average interest rates (1.5% vs. 1.6%) and lower average outstanding borrowings ($103 million vs. $171 million).

Income Tax Expense

The effective tax rate from continuing operations for 2015, 2014 and 2013 was 32.2%, 31.5% and 37.0%, respectively. The increase in the 2015 effective tax rate as compared to 2014 was primarily due to: the extension of the research credit as a result of the Tax Increase Prevention Act of 2014 which reduced the 2015 effective tax rate by 0.8%; offset by the release of accruals related to uncertain tax positions as a result of the lapse of statute of limitations and the closing of a U.S. taxing authority’s examination of the Company’s research credit claims which reduced the 2014 effective tax rate by 2.6%.

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

The Company’s foreign subsidiaries had accumulated unremitted earnings of $35.3 million and cash of $31.5 million at September 30, 2015. No deferred taxes have been provided on these accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to indefinitely reinvest these earnings in continuing international operations. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $4.9 million would be due, which would correspondingly reduce the Company’s net earnings. No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

Capital Resources and Liquidity

The Company’s overall financial position and liquidity are strong. Working capital (current assets less current liabilities) increased to $155.0 million at September 30, 2015, from $148.9 million at September 30, 2014, mainly due to higher inventory balances. The $2.8 million decrease in accounts receivable at September 30, 2015, was mainly due to: a $7.4 million decrease within the USG segment due to increased collections in the fourth quarter of 2015; partially offset by a $3.4 million increase within the Filtration segment and a $1.7 million increase in the Test segment due to the timing of sales. The $5.5 million increase in inventory at September 30, 2015, was mainly due to a $6.7 million increase in the Filtration segment due to timing of receipt of raw materials to meet increased sales volumes and new product introductions, partially offset by a $2.0 million decrease in the Test segment.

Net cash provided by operating activities from continuing operations was $65.0 million, $44.9 million and $37.1 million in 2015, 2014 and 2013, respectively. The increase in 2015 as compared to the prior year periods was mainly due to lower operating working capital requirements.

Capital expenditures from continuing operations were $12.4 million, $12.7 million and $13.9 million in 2015, 2014 and 2013, respectively. The decrease in 2015 as compared to 2014 was not material. The decrease in 2014 as compared to 2013 was mainly due to the 2013 purchase of the ETS-Lindgren facility in Minocqua, Wisconsin for $1.2 million. There were no commitments outstanding that were considered material for capital expenditures at September 30, 2015. In addition, the Company incurred expenditures for capitalized software of $6.9 million, $8.6 million and $8.4 million in 2015, 2014 and 2013, respectively. The decrease in 2015 as compared to 2014 was mainly due to lower capitalized software expenditures at Doble. The increase in 2014 as compared to 2013 was not material.

The Company made required pension contributions of $0.7 million, $2.7 million and $3.9 million in 2015, 2014 and 2013, respectively.

Divestiture

In March 2014, the Company completed the sale of Aclara Technologies LLC (Aclara) to an affiliate of Sun Capital Partners, Inc. A disagreement between the parties over the calculation of the final working capital adjustment was finally resolved by arbitration on June 15, 2015, resulting in a cash payment to the Company of $2.3 million in 2015. For more information about the Aclara divestiture, see Note 2 to the Consolidated Financial Statements included in this Report.

Acquisitions

2015

On January 28, 2015, the Company acquired the assets of Enoserv, LLC (Enoserv), headquartered in Tulsa, Oklahoma, for $20.5 million in cash. Enoserv provides utility customers with high quality, user-friendly multi-platform software and has annual revenues of approximately $8 million. Since the date of acquisition the operating results for Enoserv have been included as part of Doble within the Company’s USG segment. Based on the purchase price allocation, the Company recorded approximately $10.0 million of goodwill and $9.0 million of amortizable identifiable intangible assets consisting primarily of customer relationships and developed technology.

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

Subsequent Event

On October 16, 2015, the Company acquired the stock of Fremont Plastics, Inc. (“Fremont”) for a purchase price of $10.5 million in cash. The Company also purchased for $2 million the real property located in Fremont, Indiana where Fremont’s operations are located. Fremont develops, manufactures, promotes and sells high quality sterile-ready and non-sterile thin gauge thermoformed medical plastic packaging products. Immediately following the closing of the transaction, Fremont was merged into TEQ, and since the date of acquisition the operating results for Fremont have been included as part of TEQ.

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

At September 30, 2015, the Company had approximately $392 million available to borrow under the Credit Facility, plus the $250 million increase option, in addition to $39.4 million cash on hand. The Company classified $20.0 million as the current portion of short-term debt as of September 30, 2015, as the Company intends to repay this amount within the next 12 months; however, the Company has no contractual obligation to repay such amount during the next twelve months.

The Credit Facility requires, as determined by certain financial ratios, a facility fee ranging from 17.5 to 35 basis points per annum on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. As of September 30, 2015, the Company was in compliance with all bank covenants.

Cash flow from operations and borrowings under the Credit Facility are expected to provide adequate resources to meet the Company’s capital requirements and operational needs for the foreseeable future.

Dividends

Since 2010 the Company has paid a regular quarterly cash dividend at an annual rate of $0.32 per share. The Company paid dividends of $8.4 million, $8.5 million and $8.5 million in 2015, 2014 and 2013, respectively.

Outlook

The Company’s goals and expectations through 2017 reflect compound annual sales growth of 10 percent, with compound annual EPS growth of 15 percent, with approximately 80 percent of the growth being organic and approximately 20 percent coming from acquisitions.

Management expects 2016 EPS – As Adjusted to be in the range of $1.90 to $2.00 per share, which excludes the 2016 restructuring charges described below.

•	Closing the Test business operating facilities located in Taufkirchen, Germany and Stevenage, England and consolidating their operations into other existing Test facilities;

•	Eliminating certain underperforming product line offerings in Test, primarily related to lower margin international shielding end-markets;

•	Reducing the Test business domestic (U.S.) headcount to further streamline operations; and

•	Within the USG segment, closing the Doble-Brazil operating office and consolidating Doble’s South American sales and support activities into a lower cost operating structure, and rationalizing administrative costs at other operating locations.

The costs to implement these actions in 2016 are expected to be approximately $9 million, or $0.24 per share, and are expected to be incurred throughout the first half of the year as the actions are anticipated to be substantially complete by March 31, 2016. During implementation, the cost savings are expected to be greater than $6 million in 2016, and when completed, annual and recurring cost savings of $8 million are projected in 2017 and beyond.

The 2016 segment expectations are presented below:

•	Filtration sales are expected to grow in the high single-digits with EBIT margins generally consistent with 2015. The sales growth is driven by the continued strength of the commercial aerospace market and significantly higher Space (SLS) sales at VACCO;

•	Test sales are expected to be flat, to slightly up, with a significant increase in adjusted EBIT margins. The full EBIT effect of the cost savings from the European facility consolidation will be realized in the second half of the year;

•	Doble sales are expected to increase greater than 10 percent with adjusted EBIT margins greater than 26 percent. The sales growth is driven by increased demand for services, additional new product sales, higher software and solutions implementations, and higher foreign sourced revenues. The increased margins are driven by a favorable sales mix on the increased revenues; and

•	The 2016 effective annual tax rate is expected to be approximately 35 percent.

On a quarterly basis, Management expects 2016 revenues and EPS – As Adjusted to reflect a profile similar to 2015, including EPS – As Adjusted being more second half weighted. The majority of the 2016 restructuring charges will be incurred during the first half of the year, negatively impacting GAAP EPS on a quarterly basis. Q1 2016 EPS – As Adjusted is expected to be in the range of $0.34 to $0.39 per share, excluding the Q1 impact of the 2016 restructuring charges.

Contractual Obligations

The following table shows the Company’s contractual obligations as of September 30, 2015:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(Dollars in millions)	Total	1 year	years	years	5 years
Long-Term Debt Obligation	$50.0	–	50.0	–	–
Estimated Interest Payments (1)	1.1	0.7	0.4	–	–
Operating Lease Obligations	14.6	4.8	6.3	3.2	0.3
Purchase Obligations (2)	6.3	6.2	0.1	–	–
Total	$72.0	11.7	56.8	3.2	0.3

(1)	Estimated interest payments for the Company’s debt obligations were calculated based on Management’s determination of the estimated applicable interest rates and payment dates.

(2)	A purchase obligation is defined as a legally binding and enforceable agreement to purchase goods and services that specifies all significant terms. Since the majority of the Company’s purchase orders can be cancelled, they are not included in the table above.

As of September 30, 2015, the Company had $0.1 million of liabilities for uncertain tax positions. The unrecognized tax benefits have been excluded from the table above due to uncertainty as to the amounts and timing of settlement with taxing authorities.

The Company has no off-balance-sheet arrangements outstanding at September 30, 2015.

Share Repurchases

In August 2012, the Company’s Board of Directors authorized a common stock repurchase program under which the Company may repurchase shares of its stock from time to time in its discretion, in the open market or otherwise, up to a maximum total repurchase amount of $100 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). This program has been twice extended by the Company’s Board of Directors and is currently scheduled to expire September 30, 2017. The Company repurchased approximately 517,000 shares for $18.2 million in 2015, 350,000 shares for $12.0 million in 2014, and 270,000 shares for $9.7 million in 2013.

Pension Funding Requirements

The minimum cash funding requirements related to the Company’s defined benefit pension plans are estimated to be zero in 2016, and approximately $0.5 million in 2017 and $2.9 million in 2018..

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

The Company has determined that the market risk related to interest rates with respect to its variable debt is not material. The Company estimates that if market interest rates averaged one percentage point higher, the effect would have been less than 2% of net earnings for the year ended September 30, 2015. The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of September 30, 2015.

(In thousands)	Notional Amount (Euros)	Fair Value (US$)
Forward contracts	1,289	(94)

The Company is also subject to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. The foreign currency most significant to the Company’s operations is the Euro. Net sales to customers outside of the United States were $151.8 million, $157.1 million, and $153.7 million in 2015, 2014 and 2013, respectively. The Company occasionally hedges certain foreign currency commitments by purchasing foreign currency forward contracts. The Company does not have material foreign currency market risk (e.g. net foreign currency transaction gain/loss was less than 2% of net earnings for 2015, 2014 and 2013).

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies which Management believes are critical to the Consolidated Financial Statements and other financial disclosure. It is not intended to be a comprehensive list of all significant accounting policies that are more fully described in Note 1 to the Consolidated Financial Statements included herein.

Revenue Recognition

Filtration Segment: Within the Filtration segment, approximately 87% of segment revenues (approximately 38% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers) or when services are performed for unaffiliated customers.

Approximately 13% of segment revenues (approximately 6% of consolidated revenues) are recorded under the percentage-of-completion provisions because the Company manufactures complex products for aerospace and military customers under production contracts. The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion. These estimates involve various assumptions and projections relative to the outcome of future events over a period of several years, including future labor productivity and availability, the nature and complexity of the work to be performed, availability of materials, the impact of delayed performance, and the timing of product deliveries. These estimates are based on Management’s judgment and the Company’s substantial experience in developing these types of estimates. Changes in underlying assumptions/estimates may adversely affect financial performance if they increase estimated project costs at completion, or positively affect financial performance if they decrease estimated project costs at completion. Due to the nature of these contracts and the operating unit’s cost estimating process, the Company believes that these estimates generally should not be subject to significant variation in the future. There have been no material changes to these estimates for the financial statement periods presented. The Company regularly reviews its estimates to assess revisions in contract values and estimated costs at completion.

Test Segment: Within the Test segment, approximately 27% of revenues (approximately 9% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers) or when services are performed for unaffiliated customers.

Approximately 73% of the segment’s revenues (approximately 24% of consolidated revenues) are recorded under the percentage-of-completion method due to the complex nature of the enclosures that are designed and produced under these contracts. As discussed above, this method of accounting involves the use of various estimating techniques to project costs at completion, which are based on Management’s judgment and the Company’s substantial experience in developing these types of estimates. Changes in underlying assumptions/estimates may adversely or positively affect financial performance in a period. Due to the nature of these contracts and the operating unit’s cost estimating process, the Company believes that these estimates generally should not be subject to significant variation in the future. There have been no material changes to these estimates for the financial statement periods presented. The Company regularly reviews its contract estimates to assess revisions in contract values and estimated costs at completion.

USG Segment: Within the USG segment, approximately 100% of the segment’s revenues (approximately 23% of consolidated revenues) represent products and services sold under a single element arrangement and are recognized when products are delivered (when title and risk of ownership transfers), when services are performed for unaffiliated customers or on a straight-line basis over the lease term.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market value. Management regularly reviews inventories on hand compared to historical usage and estimated future usage and sales. The Company’s businesses review inventory for obsolescence, make appropriate provisions and dispose of obsolete inventory on a regular basis. Various factors are considered in these reviews, including sales history and recent trends, industry conditions, and general economic conditions.

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

Goodwill And Other Long-Lived Assets

Management annually reviews goodwill and other long-lived assets with indefinite useful lives for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the Company determines that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in the Company’s current business model. The estimates of cash flows and discount rate are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. Management believes that the estimates of future cash flows and fair value are reasonable; however, changes in estimates could result in impairment charges. At September 30, 2015, the Company has determined that no reporting units are at risk of material goodwill impairment as the fair value of each reporting unit substantially exceeded its carrying value.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed annually for impairment.

Pension Plans and Other Postretirement Benefit Plans

The measurement of liabilities related to pension plans and other postretirement benefit plans is based on Management’s assumptions related to future events including interest rates, return on pension plan assets, and health care cost trend rates. Actual pension plan asset performance will either decrease or increase unamortized pension losses/gains that will affect net earnings in future years. Depending upon the performance of the equity and bond markets in 2016, the Company could be required to record a charge to other comprehensive income/loss. In addition, if the discount rate were decreased by 25 basis points from 4.25% to 4.0%, the projected benefit obligation for the defined benefit plan would increase by approximately $2.8 million and result in an additional after-tax charge to other comprehensive income/loss of approximately $1.7 million. The discount rate used in measuring the Company’s pension and postretirement welfare obligations was developed by matching yields of actual high-quality corporate bonds to expected future pension plan cash flows (benefit payments). Over 400 Aa-rated, non-callable bonds with a wide range of maturities were used in the analysis. After using the bond yields to determine the present value of the plan cash flows, a single representative rate that resulted in the same present value was developed.

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

Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the second quarter of 2015 the Company entered into several forward contracts to purchase Euros to hedge the foreign currency risk related to Euro denominated inventory payments. All derivative instruments are reported on the balance sheet at fair value. The derivative instruments are designated as cash flow hedges and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. See the further discussion regarding the Company’s market risks in “Market Risk Analysis,” above.

Controls and Procedures

For a description of the Company’s evaluation of its disclosure controls and procedures1, see Item 9A, “Controls and Procedures,” below.

New Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The new standard is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted and will be applied on a retrospective basis. We have evaluated the impact of this standard and do not anticipate a material impact on our consolidated financial statements and related disclosures upon adoption.

In July 2015, the FASB affirmed its proposed one-year deferral of ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently in the process of evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and selecting the method of transition to the new standard.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of this new standard on its consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk Analysis” and “Other Matters – Quantitative And Qualitative Disclosures About Market Risk” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are incorporated into this Item by reference.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference to the Consolidated Financial Statements of the Company, the Notes thereto, and the related “Report of Independent Registered Public Accounting Firm” of KPMG LLP, as set forth in the Financial Information section beginning on page F-1 of this Annual Report; an Index is provided on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

For 2015 the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation was conducted under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015 as a result of a material weakness in the Company’s internal control over financial reporting at the Test segment, related to the ineffective design and operation of controls over work in process inventory accounts, as described in Management’s Report on Internal Control over Financial Reporting and in Note 18 to the Consolidated Financial Statements.

Notwithstanding the material weakness in accounting for work in process inventory accounts at the Test segment, Management has concluded that the Consolidated Financial Statements included in this Form 10-K fairly present, in all material respects, the financial position of the Company at September 30, 2015 and 2014 and the consolidated results of operations and cash flows for each of the three years in the period ended September 30, 2015 in conformity with U.S. generally accepted accounting principles.

For the remainder of the information required by this item, see “Management’s Report on Internal Control over Financial Reporting” and the related “Report of Independent Registered Public Accounting Firm” of KPMG LLP, in the Financial Information section beginning on page F-1 of this Annual Report, which are incorporated into this Item by reference.

Other than identifying the specific deficiencies at the Test segment related to the material weakness disclosed, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is in the process of remediating the material weakness and has taken the following actions: enhanced our policies and procedures related to the work in process inventory reconciliation and review, provided additional training to our segment finance department, and enhanced our reporting protocols between the segment and corporate office. We believe these measures will remediate the control deficiencies and strengthen our internal control over financial reporting. We will test the operating effectiveness of the revised and new controls subsequent to full implementation, and will consider the material weakness remediated after the applicable controls have operated effectively for a sufficient period of time.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding nominees and directors, the Company’s Code of Ethics, its Audit and Finance Committee, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the sections captioned “Proposal 1: Election of Directors,” “Board of Directors – Governance Policies and Management Oversight,” “Committees” and “Securities Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement.

Information regarding the Company’s executive officers is set forth in Item 1, “Business – Executive Officers of the Registrant,” above.

Item 11. Executive Compensation

The information in the sections captioned “Committees – Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Executive Compensation Information” in the 2015 Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the beneficial ownership of shares of the Company’s common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent stockholders is hereby incorporated by reference to the section captioned “Securities Ownership” in the 2015 Proxy Statement.

The following table summarizes certain information regarding shares of Company common stock that may be issued by the Company pursuant to its equity compensation plans existing as of September 30, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders (2)	326,536	(3)	N/A	(4)	1,249,702	(5)(6)
Equity compensation plans not approved by security holders	29,435	(7)	N/A	(4)	82,523	(7)
Total	355,971		N/A	(4)	1,332,225

(1)	The number of shares is subject to adjustment for future changes in capitalization by stock splits, stock dividends and similar events.

(2)	Consists of the Company’s 2004 Incentive Compensation Plan and 2013 Incentive Compensation Plan. Since its adoption, the 2004 Incentive Compensation Plan has been amended without shareholder approval in accordance with its terms, as follows:

(i)	With respect to performance share distributions, to eliminate the participant’s options to pay cash for tax withholding and receive all shares due or to defer the distribution, and in the case of the 2004 Incentive Compensation Plan, to eliminate the Committee’s discretion to determine the percentage of the distribution to be made in Shares or to be withheld for tax payments;

(ii)	To remove the restriction that stock issued pursuant to options must be held for investment purposes only; and

(iii)	In accordance with Section 409A of the Code, to eliminate the Committee’s discretion to grant alternative stock appreciation rights to stock option holders covering additional shares, and in the case of the 2004 Incentive Compensation Plan, to restrict the payment of dividend equivalents to recipients of restricted stock awards to the time when the shares to which the dividend equivalents apply are delivered to the recipients.

(3)	Includes 97,631 and 220,905 shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share units awarded under the 2004 Incentive Compensation Plan and 2013 Incentive Compensation Plan, respectively; and 8,000 outstanding restricted share units awarded under the 2013 Incentive Compensation Plan in connection with the Enoserv acquisition described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to the Consolidated Financial Statements included herein.

(4)	The securities outstanding at September 30, 2015 have no exercise price.

(5)	Represents shares currently available for awards under the 2013 Incentive Compensation Plan. No shares remain available for issuance under the 2004 Incentive Compensation Plan.

(6)	Does not include shares that may be purchased on the open market pursuant to the Company’s Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants may elect to have up to 10% of their current salary or wages withheld and contributed to one or more independent trustees for the purchase of shares. At the discretion of an officer of the Company, the Company or a domestic subsidiary or division may contribute cash in an amount not to exceed 20% of the amounts contributed by participants; however, the total number of shares purchased with the Company’s matching contributions after October 15, 2003 may not exceed 200,000. As of September 30, 2015, 567,685 shares had been purchased with the Company’s matching funds of which 155,663 were purchased after October 15, 2003.

(7)	Represents shares issuable pursuant to the Company’s Compensation Plan for Non-Employee Directors (the “Director Compensation Plan”), which provides for each director to be paid (in addition to other fees) an annual retainer fee payable partially in cash and partially in shares. Periodically, the Committee determines the amount of the retainer fee and the allocation of the fee between cash and shares. The maximum number of Shares available for issuance under the Director Compensation Plan is 400,000 shares; as of September 30, 2015, 288,042 shares had been issued and a total of approximately 29,435 shares had been elected by three directors to be issued on a deferred basis. The stock portion of the retainer fee is payable in quarterly installments. Directors may elect to defer receipt of all of their cash compensation and/or all of the stock portion of the retainer fee. The deferred amounts are credited to the director’s deferred compensation account in stock equivalents and are distributed at a future date or dates specified by the director unless distribution is accelerated in certain circumstances, including a change in control of the Company. Deferred cash compensation may be distributed in shares or cash, but any deferred stock portion may only be distributed in shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding transactions with related parties and the independence of the Company’s directors, nominees for directors and members of the committees of the board of directors is hereby incorporated by reference to the sections captioned “Board of Directors” and “Committees” in the 2015 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information regarding the Company’s independent registered public accounting firm, its fees and services, and the Company’s Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services, is hereby incorporated by reference to the section captioned “Audit-Related Matters” in the 2015 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements. The Consolidated Financial Statements of the Company, and the Report of Independent Registered Public Accounting Firm thereon of KPMG LLP, are included in this Report beginning on page F-1; an Index thereto is set forth on page F-1.

(2)	Financial Statement Schedules. Financial Statement Schedules are omitted because either they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits. The following exhibits are filed with this Report or incorporated herein by reference to the document location indicated:

Exhibit No.		Description	Document Location

3.1(a)		Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)		Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)		Articles of Merger, effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.2		Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed August 7, 2014

4.1		Specimen revised Common Stock Certificate	Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2010

4.2		Credit Agreement dated as of May 14, 2012 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, PNC Bank, National Association as Syndication Agent, and SunTrust Bank, Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Documentation Agents.	Exhibit 4.1 to the Company’s Form 8-K filed May 18, 2012

10.1		Securities Purchase Agreement dated March 14, 2014 between ESCO Technologies Holding LLC and Meter Readings Holding LLC	Exhibit 10.1 to the Company’s Form 8-K filed March 28, 2014

10.2		Form of Indemnification Agreement with each of ESCO’s non-employee directors	Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2012

10.3(a)	*	First Amendment to the ESCO Electronics Corporation Supplemental Executive Retirement Plan, effective August 2, 1993 (comprising restatement of entire Plan)	Exhibit 10.2(a) to the Company’s Form 10-K for the fiscal year ended September 30, 2012

10.3(b)	*	Second Amendment to Supplemental Executive Retirement Plan, effective May 1, 2001	Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended September 30, 2001

10.3(c)	*	Form of Supplemental Executive Retirement Plan Agreement	Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended September 30, 2002

10.4(a)	*	Directors’ Extended Compensation Plan, adopted effective October 11, 1993	Exhibit 10.3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 2012

Exhibit No.		Description	Document Location

10.4(b)	*	First Amendment to Directors’ Extended Compensation Plan effective January 1, 2000	Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended September 30, 2000

10.4(c)	*	Second Amendment to Directors’ Extended Compensation Plan, effective April 1, 2001	Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended September 30, 2001

10.4(d)	*	Third Amendment to Directors’ Extended Compensation Plan, effective October 3, 2007	Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.4(e)	*	Fourth Amendment to Directors’ Extended Compensation Plan, effective August 7, 2013	Exhibit 10.3(e) to the Company’s Form 10-K for the fiscal year ended September 30, 2013

10.5	*	Compensation Plan For Non-Employee Directors, as restated to reflect all amendments through May 29, 2014	Exhibit 10.1 to the Company’s Form 8-K filed October 2, 2014

10.6(a)	*	2004 Incentive Compensation Plan	Appendix B to the Company’s Schedule 14A Proxy Statement filed December 29, 2003

10.6(b)	*	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan	Exhibit 10.6 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004

10.6(c)	*	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan	Exhibit 10.7 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004

10.6(d)	*	First Amendment to 2004 Incentive Compensation Plan, effective August 3, 2006	Exhibit 10.40 to the Company’s Form 10-K for the fiscal year ended September 30, 2006

10.6(e)	*	Forms of Exhibits (“Non-Compete” and “Change of Control”) to Option Agreements in Exhibits 10.8(b) and 10.8(c) above	Exhibit 10.42 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.6(f)	*	Second Amendment to 2004 Incentive Compensation Plan, effective October 3, 2007	Exhibit 10.44 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.6(g)	*	Third Amendment to 2004 Incentive Compensation Plan, effective October 1, 2007	Appendix A to the Company’s Schedule 14A Proxy Statement filed December 20, 2007

10.6(h)	*	Board Committee Resolutions Regarding Interpretation of 2004 Incentive Compensation Plan, adopted February 4, 2010	Exhibit 10.1 to the Company’s Form 8-K dated February 10, 2010

10.6(i)	*	Fourth Amendment to 2004 Incentive Compensation Plan, effective February 4, 2010	Exhibit 10.4 to the Company’s Form 8-K filed February 10, 2010

10.6(j)	*	Form of Exhibits (“Non-Compete,” “Compensation Recovery Policy” and “Clawback”) to Incentive Stock Option Agreements and Non-Qualified Stock Option Agreements under 2004 Incentive Compensation Plan	Exhibit 10.8 to the Company’s Form 8-K filed February 10, 2010

10.6(k)	*	Form of Notice of Award—Performance– Accelerated Restricted Stock under 2004 Incentive Compensation Plan	Exhibit 10 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2010

10.7(a)	*	2013 Incentive Compensation Plan	Appendix A to the Company’s Schedule 14A Proxy Statement filed December 19, 2012

10.7(b)	*	Form of Notice of Award (2013-14) – Performance-Accelerated Restricted Stock (2013 Incentive Compensation Plan)	Exhibit 10.7(b) to the Company’s Form 10-K for the fiscal year ended September 30, 2013

10.7(c)	*	Form of Award Agreement under 2013 Incentive Compensation Plan, effective November 11, 2015	Exhibit 10.1 to the Company’s Form 8-K filed November 12, 2015

Exhibit No.		Description	Document Location

10.7(d)	*	Form of Amendment to 2012-2014 Awards under 2004 and 2013 Incentive Compensation Plans, effective November 11, 2015	Exhibit 10.2 to the Company’s Form 8-K filed November 12, 2015

10.8(a)	*	Sixth Amendment and Restatement of Employee Stock Purchase Plan effective as of October 15, 2003	Appendix C to the Company’s Schedule 14A Proxy Statement filed December 29, 2003

10.8(b)	*	Seventh Amendment to Employee Stock Purchase Plan effective as of February 6, 2013	Exhibit 10.8(b) to the Company’s Form 10-K for the fiscal year ended September 30, 2013

10.9	*	Performance Compensation Plan for Corporate, Subsidiary and Division Officers and Key Managers, adopted August 2, 1993, as amended and restated through August 8, 2012	Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended September 30, 2012

10.10	*	Incentive Compensation Plan for Executive Officers, adopted November 9, 2005, as amended and restated through August 8, 2012	Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended September 30, 2012

10.11	*	Compensation Recovery Policy, adopted effective February 4, 2010	Exhibit 10.6 to the Company’s Form 8-K filed February 10, 2010

10.12	*	Severance Plan adopted as of August 10, 1995, as Amended and Restated November 11, 2015	Exhibit 10.1 to the Company’s Form 8-K/A filed November 30, 2015

10.13(a)	*	Employment Agreement with Victor L. Richey, effective November 3, 1999	Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999 (Agreement with Victor L. Richey is substantially identical to the referenced Exhibit and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.13(b)	*	Second Amendment to Employment Agreement with Victor L. Richey, effective May 5, 2004	Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004

10.13(c)	*	Third Amendment to Employment Agreement with Victor L. Richey, effective December 31, 2007	Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2008

10.14(a)	*	Employment Agreement with Gary E. Muenster, effective November 3, 1999	Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999 (Agreement with Gary E. Muenster is substantially identical to the referenced Exhibit except that it provides a minimum base salary of $108,000, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.14(b)	*	Second Amendment to Employment Agreement with Gary E. Muenster, effective May 5, 2004	Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004

10.14(c)	*	Third Amendment to Employment Agreement with Gary E. Muenster, effective December 31, 2007	Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2008 (Third Amendment with Gary E. Muenster is substantially identical to the referenced Exhibit except that (i) the termination amounts payable under Paragraph 9.a(1) are equal to base salary for 12 months and (ii) under Paragraph 9.a(1)(B), such termination amounts may be paid in biweekly installments equal to 1/26th of such amounts, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.14(d)	*	Fourth Amendment to Employment Agreement with Gary E. Muenster, effective February 6, 2008	Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2008

Exhibit No.		Description	Document Location

10.15(a)	*	Employment Agreement with Alyson S. Barclay, effective November 3, 1999	Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999 (Agreement with Alyson S. Barclay is substantially identical to the referenced Exhibit except that it provides a minimum base salary of $94,000, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.15(b)	*	Second Amendment to Employment Agreement with Alyson S. Barclay, effective May 5, 2004	Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004 (Second Amendment with Alyson S. Barclay is substantially identical to the referenced Exhibit, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.15(c)	*	Third Amendment to Employment Agreement with Alyson S. Barclay, effective December 31, 2007	Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2008 (Note: Third Amendment with Alyson S. Barclay is substantially identical to the referenced Exhibit except that (i) the termination amounts payable under Paragraph 9.a(1) are equal to base salary for 12 months and (ii) under Paragraph 9.a(1)(B), such termination amounts may be paid in biweekly installments equal to 1/26th of such amounts, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.15(d)	*	Fourth Amendment to Employment Agreement with Alyson S. Barclay, effective July 29, 2010	Exhibit 10.1 to the Company’s Form 8-K filed August 3, 2010

21		Subsidiaries of the Company	Filed herewith

23		Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1		Certification of Chief Executive Officer	Filed herewith

31.2		Certification of Chief Financial Officer	Filed herewith

32	**	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	***	XBRL Instance Document	Submitted herewith

101.SCH	***	XBRL Schema Document	Submitted herewith

101.CAL	***	XBRL Calculation Linkbase Document	Submitted herewith

101.LAB	***	XBRL Label Linkbase Document	Submitted herewith

101.PRE	***	XBRL Presentation Linkbase Document	Submitted herewith

101.DEF	***	XBRL Definition Linkbase Document	Submitted herewith

*	Indicates a management contract or compensatory plan or arrangement.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

***	Exhibit 101 to this report consists of documents formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCO TECHNOLOGIES INC.

By:	/s/ Victor L. Richey
Victor L. Richey
President and Chief Executive Officer

Date: November 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor L. Richey	Chairman, President, Chief Executive	November 30, 2015
Victor L. Richey	Officer and Director

/s/ Gary E. Muenster	Executive Vice President, Chief Financial	November 30, 2015
Gary E. Muenster	Officer (Principal Accounting Officer) and Director

/s/ Vinod M. Khilnani	Director	November 30, 2015
Vinod M. Khilnani

/s/ Leon J. Olivier	Director	November 30, 2015
Leon J. Olivier

/s/ Robert J. Phillippy	Director	November 30, 2015
Robert J. Phillippy

/s/ Larry W. Solley	Director	November 30, 2015
Larry W. Solley

/s/ James M. Stolze	Director	November 30, 2015
James M. Stolze

/s/ Donald C. Trauscht	Director	November 30, 2015
Donald C. Trauscht

FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
ESCO Technologies Inc.:

We have audited the accompanying consolidated balance sheets of ESCO Technologies Inc. and subsidiaries (the Company) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ESCO Technologies Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ESCO Technologies Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 30, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
November 30, 2015

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
Years ended September 30,	2015	2014	2013
Net sales	$537,291	531,120	490,079
Costs and expenses:
Cost of sales	334,850	323,939	295,863
Selling, general and administrative expenses	130,166	134,899	129,809
Amortization of intangible assets	8,850	6,744	6,179
Interest expense, net	785	1,567	2,693
Other expenses (income), net	1,119	1,764	5,940
Total costs and expenses	475,770	468,913	440,484
Earnings before income tax	61,521	62,207	49,595
Income tax expense	19,785	19,594	18,335
Net earnings from continuing operations	41,736	42,613	31,260
Earnings (loss) from discontinued operations, net of tax expense (benefit) of $5,713 and $(5,215) in 2014 and 2013, respectively	–	9,858	(56,863)
Earnings (loss) on sale from discontinued operations, net of tax expense (benefit) of $390 and $(11,747) in 2015 and 2014, respectively	776	(52,061)	–
Net earnings (loss) from discontinued operations	776	(42,203)	(56,863)
Net earnings (loss)	$42,512	410	(25,603)
Earnings (loss) per share:
Basic:
Continuing operations	$1.60	1.61	1.18
Discontinued operations	0.03	(1.60)	(2.15)
Net earnings (loss)	$1.63	0.01	(0.97)
Diluted:
Continuing operations	$1.59	1.60	1.17
Discontinued operations	0.03	(1.58)	(2.13)
Net earnings (loss)	$1.62	0.02	(0.96)
Average common shares outstanding (in thousands):
Basic	26,077	26,447	26,450
Diluted	26,265	26,644	26,802

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)
Years ended September 30,	2015	2014	2013
Net earnings (loss)	$42,512	410	(25,603)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,297)	(844)	644
Amortization of prior service costs and actuarial gains (losses)	(6,961)	(1,686)	8,078
Change in fair value of interest rate swap	(94)	—	—
Total other comprehensive (loss) income, net of tax	(13,352)	(2,530)	8,722
Comprehensive income (loss)	$29,160	(2,120)	(16,881)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
As of September 30,	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$39,411	35,131
Accounts receivable, less allowance for doubtful accounts of $1,563 and $1,122 in 2015 and 2014, respectively	102,607	105,449
Costs and estimated earnings on long-term contracts, less progress billings of $25,309 and $30,041 in 2015 and 2014, respectively	28,387	27,798
Inventories	99,786	94,292
Current portion of deferred tax assets	15,558	19,946
Other current assets	12,502	13,337
Total current assets	298,251	295,953

Property, plant and equipment:
Land and land improvements	8,212	8,217
Buildings and leasehold improvements	58,140	53,901
Machinery and equipment	84,904	81,513
Construction in progress	2,829	3,528
	154,085	147,159

Less accumulated depreciation and amortization	(76,727)	(70,694)
Net property, plant and equipment	77,358	76,465

Intangible assets, net	190,748	182,063
Goodwill	291,157	282,337
Other assets	6,694	9,088

Total Assets	$864,208	845,906

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
As of September 30,	2015	2014

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	37,863	40,328
Advance payments on long-term contracts, less costs incurred of $49,779 and $44,110 in 2015 and 2014, respectively	18,626	15,035
Accrued salaries	23,373	25,558
Current portion of deferred revenue	21,498	19,895
Accrued other expenses	21,851	26,284
Total current liabilities	143,211	147,100

Pension obligations	30,382	19,234
Deferred tax liabilities	74,469	77,440
Other liabilities	1,964	1,961
Long-term debt	30,000	20,000
Total liabilities	280,026	265,735

Shareholders’ equity:

Preferred stock, par value $.01 per share, authorized 10,000,000 shares		–
Common stock, par value $.01 per share, authorized 50,000,000 shares; issued 30,358,864 and 30,247,512 shares in 2015 and 2014, respectively	304	302
Additional paid-in capital	286,485	285,305
Retained earnings	433,632	399,451
Accumulated other comprehensive loss, net of tax	(32,538)	(19,186)
	687,883	665,872

Less treasury stock, at cost (4,542,214 and 4,040,532 common shares in 2015 and 2014, respectively)	(103,701)	(85,701)
Total shareholders’ equity	584,182	580,171

Total Liabilities and Shareholders’ Equity	$864,208	845,906

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance, September 30, 2012	30,044	$300	279,392	441,566	(25,378)	(64,567)	631,313

Comprehensive income (loss):
Net (loss) earnings	—	—	—	(25,603)	—	—	(25,603)
Translation adjustments	—	—	—	—	644	—	644
Net unrecognized actuarial gain, net of tax of $(5,468)	—	—	—	—	8,078	—	8,078

Cash dividends declared ($0.32 per share)	—	—	—	(8,451)	—	—	(8,451)

Stock options and stock compensation plans, net of tax benefit of $(84)	104	1	5,173	—	—	262	5,436

Purchases into treasury	—	—	—	—	—	(9,703)	(9,703)
Balance, September 30, 2013	30,148	$301	284,565	407,512	(16,656)	(74,008)	601,714

Comprehensive income (loss):
Net (loss) earnings	—	—	—	410	—	—	410
Translation adjustments	—	—	—	—	(844)	—	(844)
Net unrecognized actuarial loss, net of tax of $310	—				(1,686)	—	(1,686)

Cash dividends declared ($0.32 per share)	—	—	—	(8,471)	—	—	(8,471)

Stock options and stock compensation plans, net of tax benefit of $(295)	100	1	740	—	—	277	1,018

Purchases into treasury	—	—	—	—	—	(11,970)	(11,970)
Balance, September 30, 2014	30,248	$302	285,305	399,451	(19,186)	(85,701)	580,171

Comprehensive income (loss):
Net earnings (loss)				42,512			42,512
Translation adjustments					(6,297)		(6,297)
Net unrecognized actuarial loss, net of tax of $3,979					(6,961)		(6,961)
Forward exchange contract, net of tax of $35					(94)		(94)

Cash dividends declared ($0.32 per share)				(8,331)			(8,331)

Stock options and stock compensation plans, net of tax of $300	111	2	1,180			248	1,430

Purchases into treasury						(18,248)	(18,248)
Balance, September 30, 2015	30,359	304	286,485	433,632	(32,538)	(103,701)	584,182

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
Years ended September 30,	2015	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$42,512	410	(25,603)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Net (earnings) loss from discontinued operations, net of tax	(776)	42,203	56,863
Depreciation and amortization	18,584	16,362	14,805
Stock compensation expense	4,779	4,815	4,577
Changes in assets and liabilities	(745)	(10,533)	(22,531)
Effect of deferred taxes on tax provision	1,417	(2,664)	10,084
Pension contributions	(650)	(2,700)	(3,900)
Other	(144)	(3,008)	2,787
Net cash provided by operating activities – continuing operations	64,977	44,885	37,082
Net cash provided (used) by discontinued operations	776	(1,443)	10,069
Net cash provided by operating activities	65,753	43,442	47,151
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(20,500)	—	(19,452)
Capital expenditures	(12,444)	(12,714)	(13,862)
Additions to capitalized software	(6,901)	(8,629)	(8,408)
Net cash used by investing activities – continuing operations	(39,845)	(21,343)	(41,722)
Net cash provided (used) by investing activities – discontinued operations	—	123,512	(35,031)
Net cash (used) provided by investing activities	(39,845)	102,169	(76,753)
Cash flows from financing activities:
Proceeds from long-term debt	106,000	84,000	122,000
Principal payments on long-term debt	(96,000)	(216,000)	(65,000)
Dividends paid	(8,369)	(8,472)	(8,451)
Purchases of shares into treasury	(18,248)	(11,970)	(9,703)
Proceeds from exercise of stock options	—	—	1,750
Other	(24)	(45)	998
Net cash (used) provided by financing activities	(16,641)	(152,487)	41,594
Effect of exchange rate changes on cash and cash equivalents	(4,987)	(843)	643
Net increase (decrease) in cash and cash equivalents	4,280	(7,719)	12,635
Cash and cash equivalents at beginning of year	35,131	42,850	30,215
Cash and cash equivalents at end of year	$39,411	35,131	42,850

Changes in assets and liabilities:
Accounts receivable, net	$3,848	(13,469)	(6,377)
Costs and estimated earnings on long-term contracts, net	(589)	(7,081)	(6,150)
Inventories	(5,494)	(4,064)	(5,219)
Other assets	1,420	2,522	(2,513)
Accounts payable	(2,496)	1,791	3,120
Advance payments on long-term contracts, net	3,591	(2,508)	(4,157)
Accrued expenses	(7,045)	8,659	2,265
Deferred revenue and costs, net	1,183	2,458	913
Pension obligations	4,837	1,159	(4,413)
	$(745)	(10,533)	(22,531)
Supplemental cash flow information:
Interest paid	$876	1,863	2,573
Income taxes paid (including state & foreign)	13,611	29,944	11,680

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

A.	Principles of Consolidation

The Consolidated Financial Statements include the accounts of ESCO Technologies Inc. (ESCO) and its wholly owned subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated in consolidation.

B.	Basis of Presentation

The Company’s fiscal year ends September 30. Throughout these Consolidated Financial Statements, unless the context indicates otherwise, references to a year (for example 2015) refer to the Company’s fiscal year ending on September 30 of that year.

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

Filtration: Within the Filtration segment, approximately 87% of revenues (approximately 38% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers) or when services are performed for unaffiliated customers.

Approximately 13% of segment revenues (approximately 6% of consolidated revenues) are recorded under the percentage-of-completion method. Products accounted for under this guidance include the design, development and manufacture of complex fluid control products, quiet valves, manifolds and systems primarily for the aerospace and military markets. For arrangements that are accounted for under this guidance, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes these revenues and costs based on units delivered. The percentage-of-completion method of accounting involves the use of various techniques to estimate expected costs at completion.

Test: Within the Test segment, approximately 27% of revenues (approximately 9% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers) or when services are performed for unaffiliated customers.

Approximately 73% of the segment’s revenues (approximately 24% of consolidated revenues) are recorded under the percentage-of-completion method due to the complex nature of the enclosures that are designed and produced under these contracts. Products accounted for under this guidance include the construction and installation of complex test chambers to a buyer’s specifications that provide its customers with the ability to measure and contain magnetic, electromagnetic and acoustic energy. As discussed above, for arrangements that are accounted for under this guidance, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes these revenues and costs based primarily on either (a) units delivered or (b) contract milestones.

The percentage-of-completion method of accounting involves the use of various techniques to estimate expected costs at completion. These estimates are based on Management’s judgment and the Company’s substantial experience in developing these types of estimates.

USG: Within the USG segment, approximately 100% of segment revenues (approximately 23% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers), when services are performed for unaffiliated customers or on a straight-line basis over the lease term.

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

The number of shares used in the calculation of earnings per share for each year presented is as follows:

(in thousands)	2015	2014	2013
Weighted Average Shares Outstanding — Basic	26,077	26,447	26,450
Dilutive Options and Performance- Accelerated Restricted Stock	188	197	352
Shares — Diluted	26,265	26,644	26,802

Options to purchase 1,433 shares at a price of $37.54 were outstanding during the year ended September 30, 2014, but were not included in the respective computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 78,166 shares at prices ranging from $36.70-$37.98 were outstanding during the year ended September 30, 2013, but were not included in the respective computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. All of the outstanding options had expired by the end of 2014.

Approximately 131,000, 135,000 and 156,000 restricted shares were outstanding but unearned at September 30, 2015, 2014 and 2013, respectively, and therefore were not included in the respective years’ computations of diluted EPS.

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

Accumulated other comprehensive loss of $(32.5) million at September 30, 2015 consisted of $(29.2) million related to the pension net actuarial loss; $(3.2) million related to currency translation adjustments; and $(0.1) million related to forward exchange contracts. Accumulated other comprehensive loss of $(19.2) million at September 30, 2014 consisted of $(22.3) million related to the pension net actuarial loss; and $3.1 million related to currency translation adjustments.

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

U.	Fair Value Measurements

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

Level 2 –Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of September 30, 2015 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, debt and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during 2015.

V.	New Accounting Standards

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The new standard is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted and will be applied on a retrospective basis. We have evaluated the impact of this standard and do not anticipate a material impact on our consolidated financial statements and related disclosures upon adoption.

In July 2015, the FASB affirmed its proposed one-year deferral of ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently in the process of evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and selecting the method of transition to the new standard.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of this new standard on its consolidated financial statements and related disclosures.

2.	Aclara Divestiture

On March 28, 2014, the Company completed the sale of Aclara to an affiliate of Sun Capital Partners, Inc. The divestiture generated approximately $135 million of gross cash proceeds. A disagreement between the parties over the calculation of the final working capital adjustment was finally resolved by arbitration on June 15, 2015, resulting in a cash payment to the Company of $2.3 million. Aclara is reflected as discontinued operations in the consolidated financial statements and related notes for all periods presented.

Aclara’s pretax earnings (loss) recorded in discontinued operations was $1.2 million, $(48.2) million and $(62.1) million for the years ended September 30, 2015, 2014 and 2013, respectively. The 2014 pretax loss consisted of Aclara’s pretax earnings from its results of operations of $15.6 million and a pretax loss of $63.8 million on the sale of Aclara. The 2013 pretax loss was due to a $48 million goodwill impairment charge recorded in the fourth quarter of 2013; lower sales volumes; and changes in product mix (higher shipments of lower margin gas products). Aclara’s net sales were $129.6 million and $184.5 million for the years ended September 30, 2014 and 2013, respectively. Aclara’s operations were included within the Company’s USG segment prior to the classification as discontinued operations.

3.	Acquisitions

2015

On January 28, 2015, the Company acquired the assets of Enoserv LLC (Enoserv), headquartered in Tulsa, Oklahoma, for $20.5 million in cash. Enoserv provides utility customers with high quality, user-friendly multi-platform software and has annual revenues of approximately $8 million. Since the date of acquisition the operating results for Enoserv have been included as part of Doble within the Company’s USG segment. Based on the preliminary purchase price allocation, the Company recorded approximately $10.0 million of goodwill and $9.0 million of amortizable identifiable intangible assets consisting primarily of customer relationships and developed technology.

2013

During 2013, the Company made three acquisitions:

•     It acquired the stock of Canyon Engineering Products, Inc. (“Canyon”) for $9.2 million in cash, and purchased Canyon’s 70,000 square foot manufacturing facility in Valencia, California for $7 million in cash. The Company recorded approximately $1.3 million of goodwill related to the transaction and $1.7 million of amortizable identifiable intangible assets consisting primarily of customer relationships. Canyon’s products, technology and customers were very similar to those of Crissair, Inc. The operating results for Canyon since the date of acquisition were included as part of Crissair within the Company’s Filtration segment, and during 2014, Canyon’s and Crissair’s operations were completely consolidated into the Valencia facility.

•     It acquired the assets of Felix Tool & Engineering, Inc. (“Felix Tool”) for a purchase price of $1.2 million in cash. The purchase price was allocated to property, plant and equipment and inventory based on fair market value at the date of acquisition and there were no intangible assets recorded upon the transaction. Felix Tool was engaged in the design, manufacture and sale of customized perforated tubes for filtration applications in the aerospace and fluid power industry, and the operating results for this business since the date of acquisition have been included as part of PTI in the Filtration segment.

•	It acquired the assets of Finepoint Marketing, Inc. (“Finepoint”) for a purchase price of $2.5 million. The Company recorded approximately $1.3 million of goodwill as a result of the transaction and $1.2 million of amortizable identifiable intangible assets consisting of customer relationships. Finepoint was the electric power industry’s leading conference provider focused on medium and high voltage circuit breakers, as well as related substation and switchgear topics, and the operating results for this business since the date of acquisition have been included as part of Doble in the USG segment.

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

Included on the Company’s Consolidated Balance Sheets at September 30, 2015 and 2014 are the following intangible assets gross carrying amounts and accumulated amortization:

(Dollars in millions)	2015	2014
Goodwill	$291.2	282.3

Intangible assets with determinable lives:
Patents
Gross carrying amount	$1.0	1.0
Less: accumulated amortization	0.8	0.8
Net	$0.2	0.2

Capitalized software
Gross carrying amount	$45.5	37.4
Less: accumulated amortization	20.1	15.2
Net	$25.4	22.2

Customer Relationships
Gross carrying amount	$70.5	64.1
Less: accumulated amortization	24.7	21.2
Net	$45.8	42.9

Other
Gross carrying amount	$2.6	0.4
Less: accumulated amortization	0.4	0.2
Net	$2.2	0.2
Intangible assets with indefinite lives:
Trade names	$117.1	116.6

The Company performed its annual evaluation of goodwill and intangible assets for impairment during the fourth quarter of 2015 and concluded no impairment existed at September 30, 2015.

The changes in the carrying amount of goodwill attributable to each business segment for 2015 and 2014 are as follows:

(Dollars in millions)	USG	Test	Filtration	Total
Balance as of September 30, 2013	$217.3	35.0	30.6	282.9
Acquisitions/adjustments	(0.5)	(0.3)	0.2	(0.6)
Balance as of September 30, 2014	216.8	34.7	30.8	282.3
Adjustments	9.4	(0.5)	-	8.9
Balance as of September 30, 2015	$226.2	34.2	30.8	291.2

Amortization expense related to intangible assets with determinable lives was $8.9 million, $6.7 million and $6.2 million in 2015, 2014 and 2013, respectively. Patents are amortized over the life of the patents, generally 17 years. Capitalized software is amortized over the estimated useful life of the software, generally three to seven years. Customer relationships are generally amortized over twenty years. Intangible asset amortization for fiscal years 2016 through 2020 is estimated at approximately $9.0 million per year.

5.	Accounts Receivable

Accounts receivable, net of the allowance for doubtful accounts, consist of the following at September 30, 2015 and 2014:

(Dollars in thousands)	2015	2014
Commercial	$99,083	101,153
U.S. Government and prime contractors	3,524	4,296
Total	$102,607	105,449

6.	Inventories

Inventories consist of the following at September 30, 2015 and 2014:

(Dollars in thousands)	2015	2014
Finished goods	$19,120	18,949
Work in process — including long-term contracts	33,176	31,634
Raw materials	47,490	43,709
Total	$99,786	94,292

7.	Property, Plant and Equipment

Depreciation expense of property, plant and equipment was $9.7 million, $9.6 million and $8.6 million for 2015, 2014 and 2013, respectively.

The Company leases certain real property, equipment and machinery under non-cancelable operating leases. Rental expense under these operating leases was $5.2 million, $5.3 million and $5.0 million for 2015, 2014 and 2013, respectively. Future aggregate minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2015, are:

(Dollars in thousands)
Years ending September 30:
2016	4,750
2017	3,565
2018	2,772
2019	2,007
2020 and thereafter	1,458
Total	$14,552

8.	Income Tax Expense

Total income tax expense (benefit) for 2015, 2014 and 2013 was allocated to income tax expense as follows:

(Dollars in thousands)	2015	2014	2013
Income tax expense from Continuing Operations	$19,785	19,594	18,335
Income tax (benefit) expense from Discontinued Operations	390	(6,034)	(5,215)
Total income tax expense	$20,175	13,560	13,120

The components of income from continuing operations before income taxes for 2015, 2014 and 2013 consisted of the following:

(Dollars in thousands)	2015	2014	2013
United States	$56,661	56,196	43,159
Foreign	4,860	6,011	6,436
Total income before income taxes	$61,521	62,207	49,595

The principal components of income tax expense (benefit) from continuing operations for 2015, 2014 and 2013 consist of:

(Dollars in thousands)	2015	2014	2013
Federal:
Current	$11,906	18,756	10,723
Deferred	5,406	(2,442)	2,942
State and local:
Current	867	1,397	896
Deferred	16	(245)	642
Foreign:
Current	1,525	2,044	2,033
Deferred	65	84	1,099
Total	$19,785	19,594	18,335

The actual income tax expense (benefit) from continuing operations for 2015, 2014 and 2013 differs from the expected tax expense for those years (computed by applying the U.S. Federal corporate statutory rate) as follows:

	2015	2014	2013
Federal corporate statutory rate	35.0%	35.0%	35.0%
State and local, net of Federal benefits	1.2	2.0	2.7
Foreign	(1.5)	(1.7)	(1.9)
Research credit	(1.8)	(1.0)	(2.5)
Domestic production deduction	(2.6)	(2.9)	(2.5)
Change in uncertain tax positions	(0.2)	(2.9)	0.1
Executive compensation	0.9	1.3	1.8
Valuation allowance	1.0	1.3	4.0
Other, net	0.2	0.4	0.3
Effective income tax rate	32.2%	31.5%	37.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2015 and 2014 are presented below:

(Dollars in thousands)	2015	2014
Deferred tax assets:
Inventories	$6,336	7,710
Pension and other postretirement benefits	11,663	6,974
Net operating loss carryforward — domestic	520	658
Net operating loss carryforward — foreign	4,135	4,702
Other compensation-related costs and other cost accruals	11,785	13,996
State credit carryforward	1,704	1,276
Total deferred tax assets	36,143	35,316

Deferred tax liabilities:
Goodwill	(14,829)	(14,338)
Acquisition assets	(57,415)	(57,795)
Depreciation, software amortization	(18,681)	(16,380)
Net deferred tax liabilities before valuation allowance	(54,782)	(53,197)
Less valuation allowance	(4,129)	(4,297)
Net deferred tax liabilities	$(58,911)	(57,494)

The Company has a foreign net operating loss carryforward of $16.5 million at September 30, 2015, which reflects tax loss carryforwards in Brazil, Germany, India, Finland, China and the United Kingdom. $15.1 million of the tax loss carryforwards have no expiration date while the remaining $1.4 million will expire between 2017 and 2025. The Company has state net operating loss carryforwards of $0.3 million at September 30, 2015 which expire between 2020 and 2033. The Company also has net state research and other credit carryforwards of $1.7 million of which $1.3 million expires between 2025 and 2035. The remaining $0.4 million does not have an expiration date.

The valuation allowance for deferred tax assets as of September 30, 2015 and 2014 was $4.1 million and $4.3 million, respectively. The net change in the total valuation allowance for each of the years ended September 30, 2015 and 2014 was a decrease of $0.2 million and an increase of $0.5 million, respectively. The Company has established a valuation allowance against state credit carryforwards of $0.5 million and $0.4 million at September 30, 2015 and 2014. In addition, the Company has established a valuation allowance against state net operating loss (NOL) carryforwards that are not expected to be realized in future periods of $0.3 million at both September 30, 2015 and 2014, respectively. Lastly, the Company has established a valuation allowance against certain NOL carryforwards in foreign jurisdictions which may not be realized in future periods. The valuation allowance established against the foreign NOL carryforwards was $3.3 million and $3.6 million at September 30, 2015, and 2014, respectively. The Company classifies its valuation allowance related to deferred taxes on a pro rata basis by taxing jurisdiction.

The Company’s foreign subsidiaries have accumulated unremitted earnings of $35.3 million and cash of $31.5 million at September 30, 2015. No deferred taxes have been provided on these accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to indefinitely reinvest these earnings in continuing international operations. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $4.9 million would be due, which would correspondingly reduce the Company’s net earnings. No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

As of September 30, 2015, the Company had $0.1 million of unrecognized benefits (see table below), which, net of Federal benefit, if recognized, would affect the Company’s effective tax rate.

A reconciliation of the Company’s unrecognized tax benefits for the years ended September 30, 2015 and 2014 is presented in the table below:

(Dollars in millions)	2015	2014
Balance as of October 1,	$0.5	2.2
Decreases related to prior year tax positions	(0.1)	(0.7)
Decreases related to settlements with taxing authorities	(0.2)	—
Lapse of statute of limitations	(0.1)	(1.0)
Balance as of September 30,	$0.1	0.5

The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next 12 months. The Company’s policy is to include interest related to unrecognized tax benefits in income tax expense and penalties in operating expense. As of September 30, 2015, 2014 and 2013, the Company had accrued interest related to uncertain tax positions of zero, zero and $0.1 million, respectively, net of Federal income tax benefit, on its Consolidated Balance Sheet. No significant penalties have been accrued.

The principal jurisdictions for which the Company files income tax returns are U.S. Federal and the various city, state, and international locations where the Company has operations. The U.S. Federal tax years for the periods ended September 30, 2012 and forward remain subject to income tax examination. Various state tax years for the periods ended September 30, 2011 and forward remain subject to income tax examinations. The Company is subject to income tax in many jurisdictions outside the United States, none of which is individually material to the Company’s financial position, statements of cash flows, or results of operations.

9.	Debt

Debt consists of the following at September 30, 2015 and 2014:

(Dollars in thousands)	2015	2014
Revolving credit facility, including current portion	$50,000	40,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$30,000	20,000

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

At September 30, 2015, the Company had approximately $392 million available to borrow under the Credit Facility, plus a $250 million increase option, in addition to $39.4 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of September 30, 2015, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.

The Credit Facility requires, as determined by certain financial ratios, a facility fee ranging from 17.5 to 35 basis points per annum on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. During 2015 and 2014, the maximum aggregate short-term borrowings at any month-end were $83 million and $187 million, respectively; the average aggregate short-term borrowings outstanding based on month-end balances were $68.5 million and $103 million, respectively; and the weighted average interest rates were 1.27%, 1.48% and 1.55% for 2015, 2014 and 2013, respectively. The letters of credit issued and outstanding under the Credit Facility totaled $8.0 million and $11 million at September 30, 2015 and 2014, respectively.

10.	Capital Stock

The 30,358,864 and 30,247,512 common shares as presented in the accompanying Consolidated Balance Sheets at September 30, 2015 and 2014 represent the actual number of shares issued at the respective dates. The Company held 4,542,214 and 4,040,532 common shares in treasury at September 30, 2015 and 2014, respectively.

In August 2012, the Company’s Board of Directors authorized a common stock repurchase program under which the Company may repurchase shares of its stock from time to time in its discretion, in the open market or otherwise, up to a maximum total repurchase amount of $100 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). This program has been repeatedly extended by the Company’s Board of Directors and is currently scheduled to expire September 30, 2017. The Company repurchased approximately 517,000 shares for $18.2 million in 2015; 350,000 shares for $12.0 million in 2014; and 270,000 shares for $9.7 million in 2013.

11.	Share-Based Compensation

The Company provides compensation benefits to certain key employees under several share-based plans providing for employee stock options and/or performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

The performance-accelerated restricted shares (restricted shares) have a five-year term with accelerated vesting if certain targets based on market conditions are achieved. In these cases, if it is probable that the performance condition will be met, the Company recognizes compensation cost on a straight-line basis over the shorter performance period; otherwise, it will recognize compensation cost over the longer service period. Compensation cost for the majority of the outstanding restricted share awards is being recognized over the shorter performance period as it is probable the performance condition will be met. The restricted share award grants were valued at the stock price on the date of grant. Pretax compensation expense related to the restricted share awards for continuing operations was $4.0 million, $4.1 million and $4 million for 2015, 2014 and 2013, respectively.

The following summary presents information regarding outstanding restricted share awards as of September 30, 2015, and changes during the period then ended:

	Shares	Weighted Average Price
Nonvested at September 30, 2014	332,340	$32.23
Granted	123,501	34.33
Vested	(129,305)	26.66
Cancelled	–	–
Nonvested at September 30, 2015	326,536	$35.29

Non-Employee Directors Plan

The non-employee directors compensation plan provides to each non-employee director a retainer of 900 common shares per quarter. Compensation expense related to the non-employee director grants was $0.8 million, $0.7 million and $0.6 million for 2015, 2014 and 2013, respectively.

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

Information regarding stock options awarded under the option plans is as follows:

	FY 2015		FY 2014		FY 2013
	Shares	Estimated Weighted Avg. Price	Shares	Estimated Weighted Avg. Price	Shares	Estimated Weighted Avg. Price
Outstanding October 1,	—	$—	67,350	$37.39	125,816	$36.29
Granted	—	—	—	—	—	—
Exercised	—	$—	—	$—	(51,116)	$34.70
Cancelled	—	$—	(67,350)	$37.39	(7,350)	$37.30
Outstanding September 30,	—	$—	—	$—	67,350	$37.39
At September 30,
Reserved for future grant	500,000		500,000		500,000
Exercisable	—	$—	—	$—	67,350	$37.39

The aggregate intrinsic value of stock options exercised during 2013 was $0.3 million; no stock options were exercised during 2015 or 2014. No stock options were granted during 2015, 2014 or 2013, and no stock options were outstanding at September 30, 2015 or 2014.

Total Share-Based Compensation

The total share-based compensation cost that has been recognized in results of operations and included within SG&A from continuing operations was $4.8 million, $4.8 million and $4.6 million for 2015, 2014 and 2013, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $1.6 million, $1.3 million and $1.3 million for 2015, 2014 and 2013, respectively. The Company has elected to use tax law ordering rules when calculating the income tax benefit associated with its share-based payment arrangements. In addition, the Company elected to use the simplified method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized. As of September 30, 2015, there was $5.0 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

The Company uses a measurement date of September 30 for its pension and other postretirement benefit plans. The Company has an accrued benefit liability of $0.9 million and $0.9 million at September 30, 2015 and 2014, respectively, related to its other postretirement benefit obligations. All other information related to its postretirement benefit plans is not considered material to the Company’s results of operations or financial condition.

The following tables provide a reconciliation of the changes in the pension plans and fair value of assets over the two-year period ended September 30, 2015, and a statement of the funded status as of September 30, 2015 and 2014:

(Dollars in millions)
Reconciliation of benefit obligation	2015	2014
Net benefit obligation at beginning of year	$92.5	87.2
Interest cost	3.8	4.0
Actuarial (gain) loss	4.5	5.1
Gross benefits paid	(7.2)	(3.8)
Net benefit obligation at end of year	$93.6	92.5

(Dollars in millions)
Reconciliation of fair value of plan assets	2015	2014
Fair value of plan assets at beginning of year	$73.0	67.9
Actual return on plan assets	(3.7)	5.9
Employer contributions	0.9	3.0
Gross benefits paid	(7.2)	(3.8)
Fair value of plan assets at end of year	$63.0	73.0

(Dollars in millions)
Funded Status	2015	2014
Funded status at end of year	$(30.6)	(19.5)
Accrued benefit cost	(30.6)	(19.5)

Amounts recognized in the Balance Sheet consist of:
Current liability	(0.2)	(0.3)
Noncurrent liability	(30.4)	(19.2)
Accumulated other comprehensive (income)/loss (before tax effect)	47.6	36.7

Amounts recognized in Accumulated Other Comprehensive (Income)/Loss consist of:
Net actuarial loss	47.6	36.7

Accumulated Other Comprehensive (Income)/Loss (before tax effect)	$47.6	36.7

The following table provides the components of net periodic benefit cost for the plans for 2015, 2014 and 2013:

(Dollars in millions)	2015	2014	2013
Service cost	$—	—	0.1
Interest cost	3.8	4.0	3.6
Expected return on plan assets	(4.5)	(4.4)	(4.4)
Net actuarial loss	1.8	1.6	2.1
Settlement gain	—	—	(0.1)
Net periodic benefit cost	1.1	1.2	1.3
Defined contribution plans	3.4	3.3	4.6
Total	$4.5	4.5	5.9

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

The following weighted-average assumptions were used to determine the net periodic benefit cost for the pension plans:

	2015	2014	2013
Discount rate	4.25%	4.75%	3.75%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	6.75%	7.00%	7.50%

The following weighted-average assumptions were used to determine the net periodic benefit obligations for the pension plans:

	2015	2014
Discount rate	4.25%	4.25%
Rate of increase in compensation levels	N/A	N/A

The assumed rate of increase in compensation levels is not applicable in 2015, 2014 and 2013 as the plan was frozen in earlier years.

The asset allocation for the Company’s pension plans at the end of 2015 and 2014, the Company’s acceptable range and the target allocation for 2016, by asset category, follows:

	Target Allocation	Acceptable	Percentage of Plan Assets at Year-end
Asset Category	2016	Range	2015	2014
Equity securities	60%	55-65%	62%	35%
Fixed income	40%	35-45%	37%	64%
Cash/cash equivalents	0%	0-5%	1%	1%

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

Fair Value of Financial Measurements

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent), which permits investments measured at net asset value, as a practical expedient for fair value, to be excluded from the fair value hierarchy. The new guidance requires reporting entities to reconcile the fair value hierarchy disclosure to the balance sheet by disclosing the amount of investments measured using the practical expedient, The standard is required to be adopted in annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. This guidance must be applied retrospectively to all periods presented. The Company elected to early adopt this guidance for 2015.

The fair values of the Company’s defined benefit plan investments as of September 30, 2015 and 2014, by asset category, were as follows:

(Dollars in millions)	2015	2014
Investments at fair value:
Cash and cash equivalents	$0.8	0.8
Common and preferred stock funds:
Domestic large capitalization	9.9	5.8
Domestic small/mid capitalization	3.3	6.8
International funds	13.5	10.5
Fixed income funds	31.1	46.8
Real estate investment funds	4.4	2.3
Total investments at fair value	$63.0	73.0

The following methods were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: The carrying value of cash represents fair value as it consists of actual currency.

Investment Funds: The fair value of the investment funds, which offer daily redemptions, is determined based on the published net asset value of the funds as a practical expedient for fair value.

Expected Cash Flows

Information about the expected cash flows for the pension and other postretirement benefit plans follows:

(Dollars in millions)	Pension Benefits	Other Benefits
Expected Employer Contributions — 2016	$—	0.1
Expected Benefit Payments:
2016	4.9	0.1
2017	4.9	0.1
2018	5.0	0.1
2019	5.2	0.1
2020	5.8	0.1
2021-2025	$29.3	0.4

13.	Derivative Financial Instruments

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During 2015, the Company entered into several forward contracts to purchase Euros to hedge the foreign currency risk related to Euro denominated inventory payments. The Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized may differ for open positions, which remain subject to ongoing market price fluctuations until settlement. The derivative instruments are designated as cash flow hedges and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. The fair value of the foreign currency derivative is classified in accrued expenses on the Company’s Consolidated Balance Sheet. The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of September 30, 2015.

(In thousands)	Notional Amount (Euros)	Fair Value (US$)
Forward contracts	1,289	(94)

Fair value of financial instruments

The Company’s forward contracts are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of September 30, 2015:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Forward contracts	$–	94	–	94

Valuation was based on third party evidence of similarly priced derivative instruments.

14.	Other Financial Data

Items charged to continuing operations during 2015, 2014 and 2013 included the following:

(Dollars in thousands)	2015	2014	2013
Salaries and wages (including fringes)	$152,853	158,333	151,805
Maintenance and repairs	4,700	4,638	4,368
Research and development (R&D) costs:
Company-sponsored	16,728	16,880	12,704
Customer-sponsored	6,776	11,586	15,014
Total R&D	23,504	28,466	27,718
Other engineering costs	13,899	12,484	7,715
Total R&D and other engineering costs	37,403	40,950	35,433
As a % of net sales	7.0%	7.7%	7.2%

A reconciliation of the changes in accrued product warranty liability for 2015, 2014 and 2013 is as follows:

(Dollars in thousands)	2015	2014	2013
Balance as of October 1,	$1,480	1,880	1,536
Additions charged to expense	754	239	1,048
Deductions	(467)	(639)	(704)
Balance as of September 30,	$1,767	1,480	1,880

15.	Business Segment Information

The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reporting segments: Filtration/Fluid Flow (Filtration), RF Shielding and Test (Test), and Utility Solutions Group (USG).

The Filtration segment’s operations consist of: PTI Technologies Inc., VACCO Industries (VACCO), Crissair, Inc. (Crissair) and Thermoform Engineered Quality LLC (TEQ). The companies in this segment primarily design and manufacture specialty filtration products including hydraulic filter elements and fluid control devices used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned aircraft and submarines.

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

Net Sales

(Dollars in millions)
Year ended September 30,	2015	2014	2013
Filtration	$236.1	233.7	214.1
Test	177.6	181.8	166.7
USG	123.6	115.6	109.3
Consolidated totals	$537.3	531.1	490.1

No customer exceeded 10% of sales in 2015 or 2013; one customer exceeded 10% of sales in 2014.

EBIT

(Dollars in millions)
Year ended September 30,	2015	2014	2013
Filtration	$46.6	41.4	42.4
Test	9.5	21.1	16.3
USG	29.6	26.6	21.6
Reconciliation to consolidated totals (Corporate)	(23.4)	(25.3)	(28.0)
Consolidated EBIT	62.3	63.8	52.3
Less: interest expense	(0.8)	(1.6)	(2.7)
Earnings before income tax	$61.5	62.2	49.6

Identifiable Assets

(Dollars in millions)
Year ended September 30,	2015	2014
Filtration	$141.8	131.5
Test	117.8	114.6
USG	80.6	98.6
Corporate	524.0	501.2
Consolidated totals	$864.2	845.9

Corporate assets consist primarily of goodwill, deferred taxes, acquired intangible assets, cash balances and assets held for sale.

Capital Expenditures

(Dollars in millions)
Year ended September 30,	2015	2014	2013
Filtration	$6.0	7.0	6.6
Test	3.1	1.4	3.2
USG	3.3	4.1	3.9
Corporate	–	0.2	0.2
Consolidated totals	$12.4	12.7	13.9

In addition to the above amounts, the Company incurred expenditures for capitalized software of $6.9 million, $8.6 million and $8.4 million in 2015, 2014 and 2013, respectively.

Depreciation and Amortization

(Dollars in millions)
Year ended September 30,	2015	2014	2013
Filtration	$5.2	5.2	4.2
Test	3.1	2.7	2.5
USG	6.2	4.8	4.6
Corporate	4.1	3.7	3.5
Consolidated totals	$18.6	16.4	14.8

Geographic Information

Net Sales

(Dollars in millions)
Year ended September 30,	2015	2014	2013
United States	$385.5	374.0	336.4
Asia	70.4	59.9	59.5
Europe	46.6	62.0	51.5
Canada	11.6	10.4	14.3
India	4.3	3.3	10.2
Other	18.9	21.5	18.2
Consolidated totals	$537.3	531.1	490.1

Long-Lived Assets

(Dollars in millions)
Year ended September 30,	2015	2014
United States	$74.5	73.6
Europe	2.1	2.2
Other	0.8	0.7
Consolidated totals	$77.4	76.5

Net sales are attributed to countries based on location of customer. Long-lived assets are attributed to countries based on location of the asset.

16.	Commitments and Contingencies

At September 30, 2015, the Company had $8.0 million in letters of credit outstanding as guarantees of contract performance. At September 30, 2015, the Company had $6.3 million of outstanding firm purchase obligations to purchase goods and services. As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. Additionally, the Company is currently involved in various stages of investigation and remediation relating to environmental matters. It is the opinion of Management that the aggregate costs involved in the resolution of these matters, and final judgments, if any, which might be rendered against the Company are adequately reserved for, are covered by insurance, or are not likely to have a material adverse effect on the Company’s results from continuing operations, capital expenditures, or competitive position.

17.	Subsequent Event

On October 16, 2015, the Company acquired the stock of Fremont Plastics, Inc. (Fremont) for a purchase price of $10.5 million in cash. The Company also purchased the real property, located in Fremont, Indiana for $2 million, where Fremont conducts its operations. Fremont develops, manufactures, promotes and sells high quality sterile-ready and non-sterile thin gauge thermoformed medical plastic packaging products. Since the date of acquisition the operating results for Fremont have been included as part of TEQ.

18.	Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth	Fiscal
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

2015

Net sales	$120,547	128,941	134,191	153,612	537,291
Net earnings from continuing operations	10,023	7,982	10,748	12,983	41,736
Net (loss) earnings from discontinued operations	—	(372)	1,148	—	776
Net earnings	10,023	7,610	11,896	12,983	42,512

Basic earnings (loss) per share:
Net earnings from continuing operations	0.38	0.31	0.41	0.50	1.60
Net (loss) earnings from discontinued operations	—	(0.01)	0.04	—	0.03
Net earnings	0.38	0.30	0.45	0.50	1.63

Diluted earnings (loss) per share:
Net earnings from continuing operations	0.38	0.30	0.41	0.50	1.59
Net (loss) earnings from discontinued operations	—	(0.01)	0.04	—	0.03
Net earnings	0.38	0.29	0.45	0.50	1.62

Dividends declared per common share	$0.08	0.08	0.08	0.08	0.32

2014

Net sales	$124,450	124,762	130,495	151,413	531,120
Net earnings from continuing operations	8,832	9,264	11,590	12,927	42,613
Net (loss) earnings from discontinued operations	2,357	(42,941)	—	(1,619)	(42,203)
Net (loss) earnings	11,189	(33,677)	11,590	11,308	410

Basic earnings (loss) per share:
Net earnings from continuing operations	0.33	0.35	0.44	0.49	1.61
Net (loss) earnings from discontinued operations	0.09	(1.62)	—	(0.06)	(1.59)
Net (loss) earnings	0.42	(1.27)	0.44	0.43	0.02

Diluted earnings (loss) per share:
Net earnings from continuing operations	0.33	0.35	0.43	0.49	1.60
Net (loss) earnings from discontinued operations	0.09	(1.61)	—	(0.06)	(1.58)
Net (loss) earnings	0.42	(1.26)	0.43	0.43	0.02

Dividends declared per common share	$0.08	0.08	0.08	0.08	0.32

During the fourth quarter of 2015, the Company disclosed certain non-cash charges related to the Test segment. Of these pretax charges, $4.3 million related to inventory and cost of goods sold resulting from the incorrect capitalization of certain costs in periods prior to the fourth quarter of 2015 that resulted in inventory being overstated and cost of goods sold being understated. Management determined $1.2 million (pretax) related to the first quarter of 2015 and $1.0 million (pretax) related to the second quarter of 2015; therefore, the 2015 quarterly results above have been adjusted to reflect these amounts in the proper periods. The fourth quarter of 2015 includes the remaining $2.1 million (pretax) of charges relating to prior years. These charges were not considered material to the previously-issued financial statements for the prior years and prior quarters within 2015. See the table below for the impact of the adjustments on the previously reported first and second quarters of 2015:

	Q1 as Reported	Q1 as Adjusted	Q2 as Reported	Q2 as Adjusted
Cost of sales	$70,420	71,621	80,140	81,142
Earnings before income taxes	14,776	13,575	13,791	12,789
Income tax expense	3,948	3,552	5,144	4,807
Net earnings from continuing operations	10,828	10,023	8,647	7,982
Diluted net earnings per share	$0.41	0.38	0.32	0.29

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

The Consolidated Financial Statements have been audited by KPMG LLP, whose report is included herein.

November 30, 2015

/s/ Victor L. Richey	/s/ Gary E. Muenster

Victor L. Richey	Gary E. Muenster
Chairman, Chief Executive Officer	Executive Vice President
and President	and Chief Financial Officer

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company had a material weakness in internal control over financial reporting within our Test segment as of September 30, 2015, based on these criteria. The material weakness at our Test segment relates to the ineffective design, operation and review of the reconciliation of the work in process inventory subledger and the work in process inventory account, specifically the accuracy and completeness of the financial information used in the reconciliation control, and the timely communication of that information between the Test segment and corporate office in connection with periodic financial reporting. As a result, adjustments were identified primarily related to certain inventory accounts during the fourth quarter of 2015, however, they were corrected prior to the issuance of the Company’s financial statements as of and for the year ended September 30, 2015. Although the adjustments were not material, Management concluded the ineffectiveness of the controls noted above in the aggregate constituted a material weakness in the internal control over financial reporting.

Our internal control over financial reporting as of September 30, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein and contains an adverse opinion on the effectiveness of our internal control over financial reporting.

November 30, 2015

/s/ Victor L. Richey	/s/ Gary E. Muenster

Victor L. Richey	Gary E. Muenster
Chairman, Chief Executive Officer	Executive Vice President
and President	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
ESCO Technologies Inc.:

We have audited ESCO Technologies Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ESCO Technologies Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Opinion on the Effectiveness of Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness at the Test segment related to the ineffective reconciliation control over the work in process inventory account and timely communication of information between the related segment and corporate office has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ESCO Technologies Inc. and subsidiaries as of September 30, 2015 and 2014, and the related statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated November 30, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, ESCO Technologies Inc. has not maintained effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

St. Louis, Missouri
November 30, 2015

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

________

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

***	Exhibit 101 to this report consists of documents formatted in XBRL (Extensible Business Reporting Language); a printed copy is not included.