Form 10-Q
period 2015-12-31
ESCO TECHNOLOGIES INC
filed 2016-02-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at January 31, 2016
Common stock, $.01 par value per share	25,823,850

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended December 31,
	2015	2014

Net sales	$132,833	120,547
Costs and expenses:
Cost of sales	80,049	71,621
Selling, general and administrative expenses	33,291	33,504
Amortization of intangible assets	2,694	1,873
Interest expense, net	229	195
Other expenses (income), net	3,602	(221)
Total costs and expenses	119,865	106,972

Earnings before income taxes	12,968	13,575
Income tax expense	4,139	3,552
Net earnings	$8,829	10,023

Earnings per share:
Basic - Net earnings	$0.34	0.38

Diluted - Net earnings	$0.34	0.38

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2015	2014

Net earnings	$8,829	10,023
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,138)	(2,463)
Net unrealized gain (loss) on derivative instruments	63	-
Total other comprehensive income (loss), net of tax	(1,075)	(2,463)
Comprehensive income	$7,754	7,560

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$39,825	39,411
Accounts receivable, net	101,192	102,607
Costs and estimated earnings on long-term contracts, less progress billings of $49,305 and $25,309, respectively	30,851	28,387
Inventories	104,260	99,786
Current portion of deferred tax assets	15,626	15,558
Other current assets	9,074	12,502
Total current assets	300,828	298,251
Property, plant and equipment, net of accumulated depreciation of $78,476 and $76,727, respectively	80,941	77,358
Intangible assets, net of accumulated amortization of $48,986 and $46,292, respectively	193,274	190,748
Goodwill	295,561	291,157
Other assets	7,781	6,694
Total assets	$878,385	864,208

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	29,575	37,863
Advance payments on long-term contracts, less costs incurred of $35,519 and $49,779, respectively	17,229	18,626
Accrued salaries	15,262	23,373
Current portion of deferred revenue	22,260	21,498
Accrued other expenses	24,412	21,851
Total current liabilities	128,738	143,211
Pension obligations	30,642	30,382
Deferred tax liabilities	75,796	74,469
Other liabilities	2,072	1,964
Long-term debt	50,000	30,000
Total liabilities	287,248	280,026
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,358,864 and 30,358,864 shares, respectively	304	304
Additional paid-in capital	287,694	286,485
Retained earnings	440,395	433,632
Accumulated other comprehensive loss, net of tax	(33,613)	(32,538)
	694,780	687,883
Less treasury stock, at cost: 4,538,614 and 4,542,214 common shares, respectively	(103,643)	(103,701)
Total shareholders' equity	591,137	584,182
Total liabilities and shareholders’ equity	$878,385	864,208

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$8,829	10,023
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	5,360	4,282
Stock compensation expense	1,329	1,255
Changes in assets and liabilities	(16,935)	(13,931)
Effect of deferred taxes	1,259	624
Change in deferred revenue and costs, net	1,290	(2,803)
Pension contributions	-	(620)
Other	208	213
Net cash provided (used) by operating activities	1,340	(957)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(12,408)	-
Additions to capitalized software	(1,713)	(1,615)
Capital expenditures	(2,749)	(3,532)
Net cash used by investing activities	(16,870)	(5,147)

Cash flows from financing activities:
Proceeds from long-term debt	33,000	45,000
Principal payments on long-term debt	(13,000)	(25,000)
Dividends paid	(2,065)	(2,105)
Purchases of common stock into treasury	-	(6,363)
Debt issuance costs	(950)	-
Other	-	(46)
Net cash provided by financing activities	16,985	11,486
Effect of exchange rate changes on cash and cash equivalents	(1,041)	(1,904)
Net increase in cash and cash equivalents	414	3,478
Cash and cash equivalents, beginning of period	39,411	35,131
Cash and cash equivalents, end of period	$39,825	38,609

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The Company’s business is typically not impacted by seasonality; however, the results for the three-month periods ended December 31, 2015 are not necessarily indicative of the results for the entire 2016 fiscal year. References to the first quarters of 2016 and 2015 represent the fiscal quarters ended December 31, 2015 and 2014, respectively.

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

On October 16, 2015, the Company acquired the stock of Fremont Plastics, Inc. (Fremont) for a purchase price of $10.5 million in cash. The Company also purchased the real property, located in Fremont, Indiana for $2 million, where Fremont conducts its operations. Fremont develops, manufactures, promotes and sells high quality sterile-ready and non-sterile thin gauge thermoformed medical plastic packaging products. Since the date of acquisition the operating results for Fremont have been included as part of TEQ. Based on the preliminary purchase price allocation, the Company recorded approximately $4.4 million of goodwill and $3.6 million of amortizable identifiable intangible assets consisting of customer relationships.

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

	Three Months Ended December 31,
	2015	2014

Weighted Average Shares Outstanding - Basic	25,820	26,191
Dilutive Options and Restricted Shares	224	195

Adjusted Shares - Diluted	26,044	26,386

Approximately 207,000 and 209,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended December 31, 2015 and 2014, respectively, based upon the application of the treasury stock method.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Pretax compensation expense related to the restricted share awards was $1.1 million and $1.0 million for the three-month periods ended December 31, 2015 and 2014, respectively. There were 439,438 non-vested shares outstanding as of December 31, 2015.

Non-Employee Directors Plan

Pretax compensation expense related to the non-employee director grants was $0.2 million and $0.2 million for the three-month periods ended December 31, 2015 and 2014, respectively.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.3 million and $1.3 million for the three-month periods ended December 31, 2015 and 2014, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million and $0.5 million for the three-month periods ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was $7.9 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

5.	INVENTORIES

Inventories consist of the following:

(In thousands)	December 31, 2015	September 30, 2015

Finished goods	$18,180	19,120
Work in process, including long-term contracts	36,764	33,176
Raw materials	49,316	47,490
Total inventories	$104,260	99,786

6.	BUSINESS SEGMENT INFORMATION

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

(In thousands)	Three Months Ended December 31,
	2015	2014
NET SALES
Filtration	$55,538	47,511
Test	42,773	39,421
USG	34,522	33,615
Consolidated totals	$132,833	120,547

EBIT
Filtration	$10,097	7,076
Test	2,338	2,594
USG	8,249	9,977
Corporate (loss)	(7,487)	(5,877)
Consolidated EBIT	13,197	13,770
Less: Interest expense	(229)	(195)
Earnings before income taxes	$12,968	13,575

Non-GAAP Financial Measures

The financial measure “EBIT” is presented in the above table and elsewhere in this Report. EBIT on a consolidated basis is a non-GAAP financial measure. Management believes that EBIT is useful in assessing the operational profitability of the Company’s business segments because it excludes interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures used by management in determining resource allocations within the Company as well as incentive compensation. A reconciliation of EBIT to net earnings is set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – EBIT, below.

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

7.	DEBT

The Company’s debt is summarized as follows:

(In thousands)	December 31, 2015	September 30, 2015
Total borrowings	$70,000	50,000
Short-term borrowings and current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$50,000	30,000

On December 21, 2015, the Company amended its existing credit facility to extend the maturity date from May 13, 2017 through December 21, 2020, and to reduce the outstanding borrowing rates and commitment fees. Consistent with the prior credit facility, the amended facility includes a $450 million revolving line of credit as well as provisions allowing for the increase of the credit facility commitment amount by an additional $250 million, if necessary, with the consent of the lenders. The bank syndication supporting the new facility is comprised of a diverse group of nine banks led by JPMorgan Chase Bank, N.A., as Administrative Agent.

At December 31, 2015, the Company had approximately $372 million available to borrow under the credit facility, and a $250 million increase option, in addition to $39.8 million cash on hand. At December 31, 2015, the Company had $70 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $7.8 million. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 12.5 to 27.5 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 1.41% and 1.44% for the three-month periods ending December 31, 2015 and 2014, respectively. At December 31, 2015, the Company was in compliance with all debt covenants.

8.	INCOME TAX EXPENSE

The first quarter 2016 effective income tax rate was 31.9% compared to 26.2% in the first quarter of 2015. The income tax expense in the first quarter of 2016 was favorably impacted by the extension of the research credit as a result of The Protecting Americans from Tax Hikes Act reducing the first quarter effective tax rate by 7.5%. The income tax expense in the first quarter of 2016 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded increasing the first quarter effective tax rate by 5.7%. The income tax expense in the first quarter of 2015 was favorably impacted by the extension of the research credit as a result of the Tax Increase Prevention Act of 2014 reducing the first quarter effective tax rate by 7.1%.

The Company estimates the fiscal 2016 effective tax rate will be approximately 35%. During the three-month period ended December 31, 2015, there was no material change in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

9.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three-month periods ended December 31, 2015 and 2014 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended December 31,
(In thousands)	2015	2014
Defined benefit plans
Interest cost	$963	951
Expected return on assets	(1,093)	(1,136)
Amortization of:
Prior service cost	3	3
Actuarial loss	486	442
Net periodic benefit cost	$359	260

10.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type as of December 31, 2015:

(In thousands)	Notional amount (Euros)	Fair Value (US$)
Forward contract	309	(32)

11.	FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2015 and September 30, 2015 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, debt and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of December 31, 2015:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Forward contract	$-	32	$-	32

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the nine months ended December 31, 2015.

12.	SUBSEQUENT EVENT

On January 29, 2016, the Company acquired Plastique Group Limited (Plastique) headquartered in Tunbridge Wells, England, with manufacturing locations in Nottingham, England and Poznan, Poland. Plastique, which will become part of ESCO’s TEQ operating subsidiary, is a market leader in the development and manufacture of highly-technical thermoformed plastic and precision molded pulp fiber packaging primarily serving pharmaceutical, personal care, and various specialty end markets. Plastique has annual sales of approximately $35 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the first quarters of 2016 and 2015 represent the three-month periods ended December 31, 2015 and 2014, respectively.

OVERVIEW

In the first quarter of 2016, sales, net earnings and diluted earnings per share were $132.8 million, $8.8 million and $0.34 per share, respectively, compared to $120.5 million, $10.0 million and $0.38 per share in the first quarter of 2015.

NET SALES

Net sales increased $12.3 million, or 10.2%, to $132.8 million in the first quarter of 2016 from $120.5 million in the first quarter of 2015. The increase in net sales in the first quarter of 2016 as compared to the first quarter of 2015 was due to an $8.0 million increase in the Filtration segment, a $3.4 million increase in the Test segment, and a $0.9 million increase in the USG segment.

-Filtration

In the first quarter of 2016, net sales of $55.5 million were $8.0 million, or 16.8%, higher than the $47.5 million in the first quarter of 2015. The sales increase in the first quarter of 2016 compared to the first quarter of 2015 was mainly due to a $6.6 million increase in net sales at TEQ due to higher shipments of its ear thermometer probe cover product and the sales contribution from Fremont (October 16, 2015 acquisition); a $3.2 million increase in net sales at Crissair due to the negative impact to net sales in the first quarter of 2015 resulting from timing delays on first article inspection approvals from certain customers as a result of the manufacturing location move from Palmdale, California to Valencia, California; a $0.6 million increase in net sales at PTI due to higher shipments of aerospace assemblies and elements; partially offset by a $2.4 million decrease in net sales at VACCO due to lower shipments of its Space and defense products.

-Test

In the first quarter of 2016, net sales of $42.8 million were $3.4 million, or 8.6%, higher than the $39.4 million recorded in the first quarter of 2015. The sales increase in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to an increase in net sales from the segment’s U.S. operations and Asian operations due to the timing of projects and higher sales volumes of domestic shielding products.

-Utility Solutions Group (USG)

Net sales increased $0.9 million, or 2.7%, to $34.5 million in the first quarter of 2016 from $33.6 million in the first quarter of 2015. The sales increase in the first quarter of 2016 compared to the first quarter of 2015 was mainly due to the sales contribution from Enoserv (January 28, 2015 acquisition) and additional software and service revenue at Doble.

ORDERS AND BACKLOG

Backlog was $337.4 million at December 31, 2015 compared with $327.5 million at September 30, 2015. The Company received new orders totaling $142.7 million in the first quarter of 2016 compared to $152.2 million in the first quarter of 2015. Of the new orders received in the first quarter of 2016, $72.6 million related to Filtration products, $38.9 million related to Test products, and $31.2 million related to USG products. Of the new orders received in the first quarter of 2015, $64.0 million related to Filtration products, $60.4 million related to Test products, and $27.8 million related to USG products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the first quarter of 2016 were $33.3 million (25.1% of net sales), compared with $33.5 million (27.8% of net sales) for the first quarter of 2015. The decrease in SG&A in the first quarter of 2016 compared to the first quarter of 2015 was mainly due to a decrease in SG&A expenses in the Test and Filtration segments partially offset by an increase in SG&A expenses at Corporate (higher professional fees related to M&A activities).

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $2.7 million and $1.9 million for the first quarter of 2016 and 2015, respectively. Amortization expenses consist of amortization of acquired intangible assets from recent acquisitions and other identifiable intangible assets (primarily software, patents and licenses). The increase in amortization expense in the first quarter of 2016 compared to the first quarter of 2015 was mainly due to an increase in software amortization at Doble and the amortization of intangibles related to the Enoserv and Fremont acquisitions.

OTHER EXPENSES (INCOME), NET

Other expenses, net, were $3.6 million in the first quarter of 2016 compared to other income, net, of $0.2 million in the first quarter of 2015. The principal components in other expenses, net, in the first quarter of 2016 were $2.3 million of restructuring costs related to the Test segment facility consolidation and $1.3 million of costs related to the USG segment restructuring activities. The restructuring costs mainly related to severance and compensation benefits, professional fees and asset impairment charges related to abandoned assets. There were no individually significant items in other expenses (income), net, in the first quarter of 2015.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above. EBIT was $13.2 million (9.9% of net sales) for the first quarter of 2016 compared to $13.8 million (11.4% of net sales) for the first quarter of 2015.

The following table presents a reconciliation of EBIT to net earnings.

(In thousands)	Three Months Ended December 31,
	2015	2014
Consolidated EBIT	$13,197	13,770
Less: Interest expense, net	(229)	(195)
Less: Income tax expense	(4,139)	(3,552)
Net earnings	$8,829	10,023

-Filtration

EBIT in the first quarter of 2016 was $10.1 million (18.2% of net sales) compared to $7.1 million (14.9% of net sales) in the first quarter of 2015. The increase in EBIT in the first quarter of 2016 compared to the first quarter of 2015 was due to an increase at Crissair and TEQ due to the higher sales volumes.

-Test

EBIT in the first quarter of 2016 was $2.3 million (5.5% of net sales) compared to $2.6 million (6.6% of net sales) in the first quarter of 2015. EBIT decreased in the first quarter of 2016 compared to the first quarter of 2015 primarily due to $2.5 million of incremental restructuring charges incurred related to closing the Test business operating facilities in Taufkirchen, Germany and Stevenage, England consisting mainly of employee severance and compensation benefits, professional fees, and asset impairment charges.

-Utility Solutions Group

EBIT in the first quarter of 2016 was $8.2 million (23.9% of net sales) compared to $10.0 million (29.7% of net sales) in the first quarter of 2015. The decrease in EBIT in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to $1.3 million of incremental restructuring charges incurred related to the closing of the Brazil office consisting mainly of employee severance and compensation benefits and asset write downs.

-Corporate

Corporate costs included in EBIT were $7.5 million and $5.9 million in the first quarter of 2016 and 2015, respectively. The increase in Corporate costs in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to higher professional fees and personnel related expenses.

INTEREST EXPENSE, NET

Interest expense was $0.2 million in the first quarter of both 2016 and 2015. There was no significant fluctuation between the periods.

INCOME TAX EXPENSE

The first quarter 2016 effective income tax rate was 31.9% compared to 26.2% in the first quarter of 2015. The income tax expense in the first quarter of 2016 was favorably impacted by the extension of the research credit as a result of The Protecting Americans from Tax Hikes Act reducing the first quarter effective tax rate by 7.5%. The income tax expense in the first quarter of 2016 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded increasing the first quarter effective tax rate by 5.7%. The income tax expense in the first quarter of 2015 was favorably impacted by the extension of the research credit as a result of the Tax Increase Prevention Act of 2014 reducing the first quarter effective tax rate by 7.1%.

The Company estimates the fiscal 2016 effective tax rate will be approximately 35%. During the three-month period ended December 31, 2015, there was no material change in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

The Company’s foreign subsidiaries had accumulated unremitted earnings of $33.8 million and cash of $31.0 million at December 31, 2015. No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $4.4 million would be due, which would correspondingly reduce the Company’s net earnings. No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $172.1 million at December 31, 2015 from $155.0 million at September 30, 2015. The $4.5 million increase in inventories at December 31, 2015 was mainly due to: a $3.3 million increase within the Filtration segment primarily from inventory on hand to support future sales growth; and a $1.5 million increase within the Test segment due to the timing of projects. Accounts payable decreased $8.3 million in the first quarter of 2016 primarily due to: a $4.5 million decrease within the Filtration segment; a $2.8 million decrease within the Test segment; and a $1.2 million decrease within the USG segment, all due to timing of payments.

Net cash provided by operating activities was $1.3 million in the first quarter of 2016 compared to net cash used by operating activities of $1.0 million in the first quarter of 2015.

Capital expenditures were $2.7 million and $3.5 million in the first quarter of 2016 and 2015, respectively. The decrease in the first quarter of 2016 was mainly due the prior year building improvements at Crissair as a result of the facility consolidation in Valencia, CA. In addition, the Company incurred expenditures for capitalized software of $1.7 million and $1.6 million in the first quarter of 2016 and 2015, respectively.

Credit Facility

At December 31, 2015, the Company had approximately $372 million available to borrow under its bank credit facility, a $250 million increase option, and $39.8 million cash on hand. At December 31, 2015, the Company had $70 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $7.8 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Acquisition

On October 16, 2015, the Company acquired the stock of Fremont Plastics, Inc. (Fremont) for a purchase price of $10.5 million in cash. The Company also purchased the real property, located in Fremont, Indiana for $2 million, where Fremont conducts its operations. The operating results for Fremont since the date of acquisition are included as part of TEQ, within the Company’s Filtration segment.

Dividends

A dividend of $0.08 per share was paid on October 15, 2015 to stockholders of record as of October 1, 2015, totaling $2.1 million. Subsequent to December 31, 2015, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on January 19, 2016 to stockholders of record as of January 4, 2016.

Subsequent Event

On January 29, 2016, the Company acquired Plastique Group Limited (Plastique) headquartered in Tunbridge Wells, England, with manufacturing locations in Nottingham, England and Poznan, Poland. Plastique, which will become part of ESCO’s TEQ operating subsidiary, is a market leader in the development and manufacture of highly-technical thermoformed plastic and precision molded pulp fiber packaging primarily serving pharmaceutical, personal care, and various specialty end markets. Plastique has annual sales of approximately $35 million.

OUTLOOK

On a quarterly basis, Management continues to expect 2016 revenues and EPS to reflect a profile similar to 2015, including EPS being more second-half weighted. Second quarter 2016 EPS - As Adjusted is expected to be in the range of $0.31 to $0.36 per share, which excludes the ETS and Doble restructuring charges and the impact of the Plastique acquisition which is being quantified. Management expects 2016 EPS - As Adjusted to be in the range of $1.90 - $2.00 per share, which excludes the 2016 restructuring charges and the earnings impact from the Plastique acquisition.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

OTHER MATTERS

Contingencies

As a normal incident of the business in which the Company is engaged, various claims, charges and litigation are asserted or commenced against the Company. Additionally, the Company is currently involved in various stages of investigation and remediation relating to environmental matters. In the opinion of Management, the aggregate costs involved in the resolution of these matters, and final judgments, if any, which might be rendered against the Company, are adequately reserved, are covered by insurance, or would not have a material adverse effect on the Company’s results from operations, capital expenditures, or competitive position.

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that reflect or are based on current expectations, estimates, forecasts, projections or assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: the amount and timing of future sales, revenues, cash flows, EBIT, EPS and EPS – As Adjusted; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the outcome of current litigation, claims and charges; continued reinvestment of foreign earnings and U.S. income tax liabilities in the event that foreign earnings were distributed; future income tax liabilities and effective tax rate; changes in the amount of unrecognized tax benefits; the recognition and timing of costs related to share-based compensation arrangements; returns on retirement plan assets; estimates or projections made in connection with the Company’s accounting policies; market risks relating to the Company’s operations and changes in interest rates and the Company’s ability to hedge against or otherwise manage them through the use of derivative financial instruments; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and the following: the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future contract awards or customer orders; termination for convenience of customer contracts or orders; financial exposure in connection with Company guarantees of certain Aclara contracts; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; changes in interest rates; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal restructuring plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During 2015, the Company entered into several forward contracts to purchase Euros to hedge the foreign currency risk related to Euro denominated inventory payments. All derivative instruments are reported on the balance sheet at fair value. The derivative instruments are designated as cash flow hedges and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. There has been no material change to the Company’s market risks since September 30, 2015. See Note 10 to the Consolidated Financial Statements in Item 1 of this Report for a summary of the Company’s outstanding derivative financial instruments as of December 31, 2015. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for further discussion about market risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to the material weakness in the Company’s accounting over work in process inventory accounts at the Test segment noted below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of that date.

As previously disclosed in Part II Item 9A in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, Management concluded there was a material weakness in the Company’s internal control over financial reporting at the Test segment, related to the ineffective design and operation of controls over work in process inventory accounts. Remedial actions have been identified to address these controls, including enhancing our policies and procedures related to the work in process inventory reconciliation and review, providing additional training to our segment finance department, and enhancing our reporting protocols between the segment and corporate office. These new procedures are in the process of being implemented but have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated as of December 31, 2015.

Other than the above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.2

Amended and Restated Credit Agreement dated as of December 21, 2015 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, and Bank of America, N.A., BMO Harris Bank, N.A., SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents

Incorporated by reference to Exhibit 4.1 to Form 8-K dated December 23, 2015 (File No. 1-10596)

31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended December 31, 2015	Filed herewith

31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended December 31, 2015	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended December 31, 2015	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

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

Dated:  February 9, 2016