Form 10-Q
period 2016-03-31
ESCO TECHNOLOGIES INC
filed 2016-05-06
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)
9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at April 29, 2016
Common stock, $.01 par value per share	25,739,967

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015

Net sales	$138,930	128,941
Costs and expenses:
Cost of sales	88,118	81,142
Selling, general and administrative expenses	32,529	32,931
Amortization of intangible assets	2,895	2,220
Interest expense, net	368	213
Other expenses (income), net	1,405	(354)
Total costs and expenses	125,315	116,152

Earnings before income taxes	13,615	12,789
Income tax expense	5,005	4,807
Net earnings from continuing operations	8,610	7,982
Loss from discontinued operations, net of tax benefit of $201	-	(372)
Net earnings	$8,610	7,610

Earnings per share:
Basic - Continuing operations	$0.33	0.31
- Discontinued operations	-	(0.01)
- Net earnings	0.33	0.30

Diluted – Continuing operations	0.33	0.30
- Discontinued operations	-	(0.01)
- Net earnings	$0.33	0.29

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended March 31,
	2016	2015

Net sales	$271,763	249,488
Costs and expenses:
Cost of sales	168,167	152,763
Selling, general and administrative expenses	65,820	66,435
Amortization of intangible assets	5,589	4,093
Interest expense, net	597	408
Other expenses (income), net	5,007	(575)
Total costs and expenses	245,180	223,124

Earnings before income taxes	26,583	26,364
Income tax expense	9,144	8,359
Net earnings from continuing operations	17,439	18,005
Loss from discontinued operations, net of tax benefit of $201	-	(372)
Net earnings	$17,439	17,633

Earnings per share:
Basic - Continuing operations	0.68	0.68
- Discontinued operations	-	(0.01)
- Net earnings	$0.68	0.67

Diluted – Continuing operations	0.67	0.68
- Discontinued operations	-	(0.01)
- Net earnings	$0.67	0.67

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Net earnings	$8,610	7,610	17,439	17,633
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,338	(3,462)	200	(5,925)
Net unrealized gain (loss) on derivative instruments	18	(229)	82	(229)
Total other comprehensive income (loss), net of tax	1,356	(3,691)	282	(6,154)
Comprehensive income	$9,966	3,919	17,721	11,479

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$38,759	39,411
Accounts receivable, net	123,812	102,607
Costs and estimated earnings on long-term contracts, less progress billings of $45,239 and $25,309, respectively	23,756	28,387
Inventories	103,418	99,786
Current portion of deferred tax assets	15,618	15,558
Other current assets	15,594	12,502
Total current assets	320,957	298,251
Property, plant and equipment, net of accumulated depreciation of $80,791 and $76,727, respectively	89,954	77,358
Intangible assets, net of accumulated amortization of $51,881 and $46,292, respectively	204,215	190,748
Goodwill	305,758	291,157
Other assets	7,792	6,694
Total assets	$928,676	864,208

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$20,890	20,000
Accounts payable	34,195	37,863
Advance payments on long-term contracts, less costs incurred of $36,749 and $49,779, respectively	19,322	18,626
Accrued salaries	20,878	23,373
Current portion of deferred revenue	23,016	21,498
Accrued other expenses	20,750	21,851
Total current liabilities	139,051	143,211
Pension obligations	30,761	30,382
Deferred tax liabilities	78,805	74,469
Other liabilities	4,808	1,964
Long-term debt	78,000	30,000
Total liabilities	331,425	280,026
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,358,864 and 30,358,864 shares, respectively	304	304
Additional paid-in capital	288,932	286,485
Retained earnings	446,945	433,632
Accumulated other comprehensive loss, net of tax	(32,257)	(32,538)
	703,924	687,883
Less treasury stock, at cost: 4,622,497 and 4,542,214 common shares, respectively	(106,673)	(103,701)
Total shareholders' equity	597,251	584,182
Total liabilities and shareholders’ equity	$928,676	864,208

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$17,439	17,633
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss from discontinued operations, net of tax	-	372
Depreciation and amortization	11,238	8,898
Stock compensation expense	2,689	2,569
Changes in assets and liabilities	(26,494)	(14,097)
Effect of deferred taxes	1,646	338
Change in deferred revenue and costs, net	1,992	689
Pension contributions	-	(620)
Other	569	659
Net cash provided by operating activities - continuing operations	9,079	16,441
Net cash used by operating activities – discontinued operations	-	(372)
Net cash provided by operating activities	9,079	16,069

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(41,308)	(20,500)
Additions to capitalized software	(3,716)	(3,034)
Capital expenditures	(5,284)	(7,606)
Net cash used by investing activities	(50,308)	(31,140)

Cash flows from financing activities:
Proceeds from long-term debt	76,890	77,000
Principal payments on long-term debt	(28,000)	(44,000)
Dividends paid	(4,131)	(4,195)
Purchases of common stock into treasury	(3,088)	(9,882)
Debt issuance costs	(1,037)	-
Other	89	(338)
Net cash provided by financing activities	40,723	18,585
Effect of exchange rate changes on cash and cash equivalents	(146)	(3,926)
Net decrease in cash and cash equivalents	(652)	(412)
Cash and cash equivalents, beginning of period	39,411	35,131
Cash and cash equivalents, end of period	$38,759	34,719

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

The Company’s business is typically not impacted by seasonality; however, the results for the three and six-month periods ended March 31, 2016 are not necessarily indicative of the results for the entire 2016 fiscal year. References to the second quarters of 2016 and 2015 represent the fiscal quarters ended March 31, 2016 and 2015, respectively.

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

The Company is organized based on the products and services that it offers. To enhance shareholders’ understanding of the Company’s underlying operations, beginning in the second quarter of 2016, Management has expanded the presentation of its reporting segments to include “Technical Packaging”. The new Technical Packaging reporting segment was created to separately disclose Thermoform Engineered Quality LLC (TEQ) along with the recent acquisitions of Plastique Group Limited and Fremont Plastics, Inc., as it no longer met the criteria for aggregation with our Filtration/Fluid Flow (Filtration) reporting segment.

2.	ACQUISITIONS

On January 29, 2016, the Company acquired Plastique Group Limited (Plastique) headquartered in Tunbridge Wells, England, with manufacturing locations in Nottingham, England and Poznan, Poland for a purchase price of approximately $31.6 million (of which $2.7 million is due over the next three years). Plastique is a market leader in the development and manufacture of highly-technical thermoformed plastic and precision molded pulp fiber packaging primarily serving pharmaceutical, personal care, and various specialty end markets. Since the date of acquisition, the operating results for Plastique have been included within the Company’s Technical Packaging segment. The Company has annual sales of approximately $35 million. Based on the preliminary purchase price allocation, the Company recorded tangible assets, net, of $9.6 million, goodwill of $10.2 million, and $11.9 million of identifiable intangible assets primarily consisting of customer relationships.

On October 16, 2015, the Company acquired the stock of Fremont Plastics, Inc. (Fremont) for a purchase price of approximately $10.5 million in cash. The Company also purchased the real property, located in Fremont, Indiana for $2 million, where Fremont conducts its operations. Fremont develops, manufactures, promotes and sells high quality sterile-ready and non-sterile thin gauge thermoformed medical plastic packaging products. Since the date of acquisition the operating results for Fremont have been included as part of TEQ, within the Company’s Technical Packaging segment. Based on the purchase price allocation, the Company recorded $4.4 million of goodwill and $3.6 million of amortizable identifiable intangible assets consisting of customer relationships.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Weighted Average Shares Outstanding - Basic	25,786	26,032	25,801	26,111
Dilutive Options and Restricted Shares	145	147	185	191

Adjusted Shares - Diluted	25,931	26,179	25,986	26,302

Approximately 190,000 and 172,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended March 31, 2016 and 2015, respectively, based upon the application of the treasury stock method. Approximately 199,000 and 191,000 restricted shares were excluded from the computation of diluted EPS for the six-month periods ended March 31, 2016 and 2015, respectively.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Pretax compensation expense related to the restricted share awards was $1.2 million and $2.3 million for the three and six-month periods ended March 31, 2016, respectively, and $1.1 million and $2.2 million for the corresponding periods of 2015. There were 441,438 non-vested shares outstanding as of March 31, 2016.

Non-Employee Directors Plan

Pretax compensation expense related to the non-employee director grants was $0.2 million and $0.4 million for the three and six-month periods ended March 31, 2016, respectively, and $0.2 million and $0.4 million for the corresponding periods of 2015.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.4 million and $2.7 million for the three-and six-month periods ended March 31, 2016, respectively, and $1.3 million and $2.6 million for the three and six-month periods ended March 31, 2015. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million and $1.0 million for the three and six-month periods ended March 31, 2016, respectively, and $0.5 million and $0.9 million for the three and six-month periods ended March 31, 2015. As of March 31, 2016, there was $6.8 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.5 years.

5.	INVENTORIES

Inventories consist of the following:

(In thousands)	March 31, 2016	September 30, 2015

Finished goods	$20,186	19,120
Work in process, including long-term contracts	35,501	33,176
Raw materials	47,731	47,490
Total inventories	$103,418	99,786

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at March 31, 2016 and September 30, 2015 are the following intangible assets gross carrying amounts and accumulated amortization:

(Dollars in millions)	March 31, 2016	September 30, 2015
Goodwill	$305.8	291.2

Intangible assets with determinable lives:
Patents
Gross carrying amount	$1.0	1.0
Less: accumulated amortization	0.8	0.8
Net	$0.2	0.2

Capitalized software
Gross carrying amount	$49.1	45.5
Less: accumulated amortization	23.4	20.1
Net	$25.7	25.4

Customer Relationships
Gross carrying amount	$84.7	70.5
Less: accumulated amortization	26.8	24.7
Net	$57.9	45.8

Other
Gross carrying amount	$2.8	2.6
Less: accumulated amortization	0.6	0.4
Net	$2.2	2.2
Intangible assets with indefinite lives:
Trade names	$118.2	117.1

7.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers. To enhance shareholders’ understanding of the Company’s underlying operations, beginning in the second quarter of 2016, Management has expanded the presentation of its reporting segments to include “Technical Packaging”. The new Technical Packaging reporting segment was created to separately disclose Thermoform Engineered Quality LLC (TEQ) along with the recent acquisitions of Plastique and Fremont, as it no longer met the criteria for aggregation with our Filtration/Fluid Flow (Filtration) reporting segment. Prior year periods presented have been updated to reflect the presentation of the current reporting segment structure.

Under the current organizational structure, the Company has four reporting segments: Filtration, Technical Packaging (Packaging), RF Shielding and Test (Test), and Utility Solutions Group (USG). The Filtration segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), and Crissair, Inc. (Crissair). The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned and unmanned aircraft. The Technical Packaging segment’s operations consist of Thermoform Engineered Quality LLC (TEQ) and Plastique. The companies within this segment provide innovative solutions to the medical and commercial markets for thermoformed packages and specialty products using a wide variety of thin gauge plastics and pulp. The Test segment’s operations consist primarily of ETS-Lindgren Inc. (ETS-Lindgren). ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy. The USG segment’s operations consist primarily of Doble Engineering Company (Doble). Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment.

Management evaluates and measures the performance of its reportable segments based on “Net Sales” and “EBIT”, which are detailed in the table below. EBIT is defined as earnings before interest and taxes.

(In thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
NET SALES
Filtration	$49,045	48,773	91,361	89,657
Technical Packaging	19,270	9,655	32,491	16,282
Test	40,601	42,084	83,374	81,505
USG	30,014	28,429	64,537	62,044
Consolidated totals	$138,930	128,941	271,763	249,488

EBIT
Filtration	$9,064	10,987	17,348	18,337
Technical Packaging	2,747	1,064	4,560	790
Test	2,505	2,465	4,843	5,059
USG	7,208	4,855	15,457	14,832
Corporate (loss)	(7,541)	(6,369)	(15,028)	(12,246)
Consolidated EBIT	13,983	13,002	27,180	26,772
Less: Interest expense	(368)	(213)	(597)	(408)
Earnings before income taxes	$13,615	12,789	26,583	26,364

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

8.	DEBT

The Company’s debt is summarized as follows:

(In thousands)	March 31, 2016	September 30, 2015
Total borrowings	$98,890	50,000
Short-term borrowings and current portion of long-term debt	(20,890)	(20,000)
Total long-term debt, less current portion	$78,000	30,000

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

At March 31, 2016, the Company had approximately $345 million available to borrow under the credit facility, and a $250 million increase option, in addition to $38.8 million cash on hand. At March 31, 2016, the Company had $98.0 million of outstanding borrowings under the credit facility and $0.9 million of other short-term borrowings in addition to outstanding letters of credit of $6.8 million. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 12.5 to 27.5 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 1.76% and 1.61% for the three and six-month periods ending March 31, 2016, respectively, and 1.27% and 1.35% for the corresponding periods of 2015. At March 31, 2016, the Company was in compliance with all debt covenants.

9.	INCOME TAX EXPENSE

The second quarter 2016 effective income tax rate from continuing operations was 36.8% compared to 37.6% in the second quarter of 2015. The effective income tax rate for the first six months of 2016 was 34.4% compared to 31.7% for the first six months of 2015. The income tax expense in the second quarter and first six months of 2016 was unfavorably impacted by a UK foreign valuation allowance that increased the second quarter and year-to-date effective tax rate by 4.8% and 2.5%, respectively. The income tax expense in the second quarter and first six months of 2016 was favorably impacted by the extension of the research credit as a result of The Protecting Americans from Tax Hikes Act reducing the second quarter and year-to-date effective tax rate by 0.9% and 4.3%, respectively. The income tax expense in the first six months of 2016 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded, increasing the year-to-date effective tax rate by 2.8%.

The income tax expense in the first six months of 2015 was favorably impacted by the extension of the research credit as a result of the Tax Increase Prevention Act of 2014 reducing the year-to-date effective tax rate by 3.8%. The income tax expense in the second quarter and first six months of 2015 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded, increasing the second quarter and year-to-date effective tax rate by 4.0% and 2.0%, respectively.

The Company estimates the fiscal 2016 effective tax rate will be approximately 35%. During the three-month period ended March 31, 2016, there was no material change in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

10.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and six-month periods ended March 31, 2016 and 2015 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2016	2015	2016	2015
Defined benefit plans
Interest cost	$963	951	1,925	1,902
Expected return on assets	(1,093)	(1,136)	(2,187)	(2,272)
Amortization of:
Prior service cost	3	3	7	6
Actuarial loss	486	442	972	884
Net periodic benefit cost	$359	260	717	520

11.	DERIVATIVE FINANCIAL INSTRUMENTS

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the second quarter of 2016, the Company entered into several forward contracts to purchase pounds sterling (GBP) to hedge two deferred payments due in connection with the acquisition of the Plastique Group. During 2015, the Company entered into a forward contract to purchase Euros to hedge the foreign currency risk related to Euro denominated inventory payments. All derivative instruments are reported on the balance sheet at fair value. The derivative instruments are designated as cash flow hedges and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type as of March 31, 2016:

(In thousands)	Notional amount	Fair Value (US$)
Forward contract	309 Euro	(19)
Forward contracts	1,855 GBP	6

12.	FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2016 and September 30, 2015 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, debt and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of March 31, 2016:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Forward contracts	$-	13	$-	13

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and six-month period ended March 31, 2016.

13.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which, among other things, requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This new standard will increase an entities’ reported assets and liabilities. The new standard is effective for fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition period for all entities. The Company is currently assessing the impact of this new standard on its consolidated financial statements and related disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the second quarters of 2016 and 2015 represent the three-month periods ended March 31, 2016 and 2015, respectively.

OVERVIEW

In the second quarter of 2016, sales, net earnings and diluted earnings per share from continuing operations were $138.9 million, $8.6 million and $0.33 per share, respectively, compared to $128.9 million, $8.0 million and $0.30 per share, respectively, in the second quarter of 2015. In the first six months of 2016, sales, net earnings and diluted earnings per share from continuing operations were $271.8 million, $17.4 million and $0.67, respectively, compared to $249.5 million, $18.0 million and $0.68 per share, respectively, in the first six months of 2015.

NET SALES

Net sales increased $10.0 million, or 7.7%, to $138.9 million in the second quarter of 2016 from $128.9 million in the second quarter of 2015. Net sales increased $22.3 million, or 8.9%, to $271.8 million in the first six months of 2016 from $249.5 million in the first six months of 2015. The increase in net sales in the second quarter of 2016 as compared to the second quarter of 2015 was due to a $9.6 million increase in the Technical Packaging segment, a $1.6 million increase in the USG segment, a $0.2 million increase in the Filtration segment, partially offset by a $1.5 million decrease in the Test segment. The increase in net sales in the first six months of 2016 as compared to the corresponding prior year period was due to a $16.2 million increase in the Technical Packaging segment, a $2.5 million increase in the USG segment, a $1.9 million increase in the Test segment, and a $1.7 million increase in the Filtration segment.

-Filtration

In the second quarter of 2016, net sales of $49.0 million were $0.2 million, or 0.6%, higher than the $48.8 million in the second quarter of 2015. Net sales increased $1.7 million, or 1.9%, to $91.4 million in the first six months of 2016 from $89.7 million in the first six months of 2015. The sales increase in the first six months of 2016 compared to the first six months of 2015 was mainly due to a $4.4 million increase in aerospace shipments at Crissair, partially offset by a $2.6 million decrease in net sales at VACCO primarily due to lower shipments of its products due to timing.

-Technical Packaging

In the second quarter of 2016, net sales of $19.3 million were $9.6 million, or 100%, higher than the $9.7 million in the second quarter of 2015. Net sales increased $16.2 million, or 100%, to $32.5 million in the first six months of 2016 from $16.3 million in the first six months of 2015. The increase in net sales in the second quarter and first six months of 2016 compared to the corresponding prior year periods was mainly due to higher shipments of TEQ’s medical device products and the sales contributions from recent acquisitions. The sales contributions from these acquisitions (Plastique and Fremont) were $6.7 million during the second quarter of 2016 and $8.1 million during the first six months of 2016.

-Test

In the second quarter of 2016, net sales of $40.6 million were $1.5 million, or 3.5%, lower than the $42.1 million recorded in the second quarter of 2015. Net sales increased $1.9 million, or 2.3%, to $83.4 million in the first six months of 2016 from $81.5 million in the first six months of 2015. The sales decrease in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to lower sales from the segment’s European operations. The sales increase in the first six months of 2016 compared to the corresponding prior year period was mainly due to an increase in net sales from the segment’s U.S. and Asian operations mainly due to the timing of projects partially offset by a decrease in net sales from their European operations due to the European facility consolidation.

-Utility Solutions Group (USG)

Net sales increased $1.6 million, or 5.6%, to $30.0 million in the second quarter of 2016 from $28.4 million in the second quarter of 2015. Net sales increased $2.5 million, or 4.0%, to $64.5 million in the first six months of 2016 from $62.0 million in the first six months of 2015. The sales increase in the second quarter and first six months of 2016 compared to the corresponding prior year periods was mainly due to additional software and service revenue at Doble and the sales contribution from the Enoserv acquisition.

ORDERS AND BACKLOG

Backlog was $328.4 million at March 31, 2016 compared with $327.5 million at September 30, 2015. The Company received new orders totaling $129.9 million in the second quarter of 2016 compared to $142.4 million in the second quarter of 2015. Of the new orders received in the second quarter of 2016, $42.2 million related to Filtration products, $24.0 million related to Technical Packaging products, $34.7 million related to Test products, and $29.0 million related to USG products. Of the new orders received in the second quarter of 2015, $60.1 million related to Filtration products, $10.2 million related to Technical Packaging products, $40.4 million related to Test products, and $31.7 million related to USG products.

The Company received new orders totaling $272.6 million in the first six months of 2016 compared to $294.6 million in the first six months of 2015. Of the new orders received in the first six months of 2016, $99.0 million related to Filtration products, $39.7 million related to Technical Packaging products, $73.6 million related to Test products, and $60.3 million related to USG products. Of the new orders received in the first six months of 2015, $110.0 million related to Filtration products, $24.4 million related to Technical Packaging products, $100.7 million related to Test products, and $59.5 million related to USG products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of 2016 were $32.5 million (23.4% of net sales), compared with $32.9 million (25.5% of net sales) for the second quarter of 2015. For the first six months of 2016, SG&A expenses were $65.8 million (24.2% of net sales) compared to $66.4 million (26.6% of net sales) for the first six months of 2015. The decrease in SG&A in the second quarter and first six months of 2016 compared to the corresponding prior year periods was mainly due to a decrease in SG&A expenses in the Test, Filtration and Doble segments partially offset by an increase in SG&A expenses at Corporate (higher acquisition costs, including professional fees) and the Technical Packaging segment due to the Company’s recent acquisitions.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $2.9 million and $5.6 million for the second quarter and first six months of 2016, respectively, compared to $2.2 million and $4.1 million for the corresponding periods of 2015. Amortization expenses consist of amortization of acquired intangible assets from recent acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the second quarter and first six months of 2016 compared to the corresponding periods of 2015 was mainly due to an increase in software amortization at Doble and the amortization of intangibles related to the Plastique and Fremont acquisitions.

OTHER EXPENSES (INCOME), NET

Other expenses, net, were $1.4 million in the second quarter of 2016 compared to other income, net, of $0.4 million in the second quarter of 2015. The principal components in other expenses, net, in the second quarter of 2016 were $1.2 million of restructuring costs related to the Test segment facility consolidation and $0.2 million of costs related to the USG segment restructuring activities. The restructuring costs mainly related to severance and compensation benefits, professional fees and asset impairment charges related to abandoned assets. There were no individually significant items in other expenses (income), net, in the second quarter of 2015. Other expenses, net, were $5.0 million in the first six months of 2016 compared to other income, net, of $0.6 million in the first six months of 2015. The principal components in other expenses, net, in the first six months of 2016 were $3.5 million of restructuring costs related to the Test segment and $1.5 million of costs related to the USG segment restructuring activities, as described above. There were no individually significant items in other expenses (income), net, in the first six months of 2015.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above. EBIT from continuing operations was $14.0 million (10.1% of net sales) for the second quarter of 2016 compared to $13.0 million (10.1% of net sales) for the second quarter of 2015. For the first six months of 2016, EBIT was $27.2 million (10.0% of net sales) compared to $26.8 million (10.7% of net sales) for the first six months of 2015.

The following table presents a reconciliation of EBIT to net earnings from continuing operations.

(In thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Consolidated EBIT	$13,983	13,002	27,180	26,772
Less: Interest expense, net	(368)	(213)	(597)	(408)
Less: Income tax expense	(5,005)	(4,807)	(9,144)	(8,359)
Net earnings from continuing operations	$8,610	7,982	17,439	18,005

-Filtration

EBIT in the second quarter of 2016 was $9.1 million (18.5% of net sales) compared to $11.0 million (22.5% of net sales) in the second quarter of 2015. In the first six months of 2016, EBIT was $17.3 million (19.0% of net sales) compared to $18.3 million (20.5% of net sales) in the first six months of 2015. The decrease in EBIT in the second quarter and first six months of 2016 compared to the corresponding prior year periods was due to lower sales volumes at VACCO due to timing and lower margins at PTI due to the impact of early stage production volumes.

-Technical Packaging

EBIT in the second quarter of 2016 was $2.7 million (14.3% of net sales) compared to $1.1 million (11.0% of net sales) in the second quarter of 2016. In the first six months of 2016, EBIT was $4.6 million (14.0% of net sales) compared to $0.8 million (4.9% of net sales) in the first six months of 2015. The increase in EBIT in the second quarter and first six months of 2016 compared to the corresponding prior year periods was mainly due to higher sales volumes from its existing TEQ business supplemented by the additional sales volumes related to the Company’s recent acquisitions.

-Test

EBIT in the second quarter of 2016 was $2.5 million (6.2% of net sales) compared to $2.5 million (5.9% of net sales) in the second quarter of 2015. In the first six months of 2016, EBIT was $4.8 million (5.8% of net sales) compared to $5.1 million (6.2% of net sales) in the first six months of 2015. EBIT decreased in the first six months of 2016 compared to the corresponding period of 2015 primarily due to $3.7 million of incremental restructuring charges incurred related to closing the Test business operating facilities in Taufkirchen, Germany and Stevenage, England consisting mainly of employee severance and compensation benefits, professional fees, and asset impairment charges; partially offset by an increase in EBIT related to the higher sales volumes.

-Utility Solutions Group

EBIT in the second quarter of 2016 was $7.2 million (24.0% of net sales) compared to $4.9 million (17.1% of net sales) in the second quarter of 2015. In the first six months of 2016, EBIT was $15.5 million (24.0% of net sales) compared to EBIT of $14.8 million (23.9% of net sales) in the first six months of 2015. The increase in EBIT in the second quarter of 2016 compared to the corresponding prior year period was mainly due to sales mix, the timing of SG&A expenditures and the EBIT contribution from the Enoserv acquisition. The increase in EBIT in the first six months of 2016 compared to the first six months of 2015 was primarily due to higher sales volumes driven by additional software and service revenue, including the Enoserv acquisition partially offset by $1.5 million of incremental restructuring charges incurred related to the closing of the Brazil office consisting mainly of employee severance and compensation benefits and asset write downs.

-Corporate

Corporate costs included in EBIT were $7.5 million and $15.0 million in the second quarter and first six months of 2016, respectively, compared to $6.4 million and $12.2 million in the corresponding periods of 2015. The increase in Corporate costs in the second quarter and first six months of 2016 compared to the corresponding periods of 2015 was primarily due to higher professional fees, including acquisition related expenses, and head count related expenses.

INTEREST EXPENSE, NET

Interest expense was $0.4 million and $0.6 million in the second quarter and first six months of 2016, respectively, and $0.2 million and $0.4 million in the corresponding periods of 2015. The increase in interest expense in the second quarter and first six months of 2016 compared to the corresponding periods of 2015 was mainly due to higher outstanding borrowings during the current year as a result of the Company’s recent acquisitions (Plastique and Fremont).

INCOME TAX EXPENSE

The second quarter 2016 effective income tax rate from continuing operations was 36.8% compared to 37.6% in the second quarter of 2015. The effective income tax rate for the first six months of 2016 was 34.4% compared to 31.7% for the first six months of 2015. The income tax expense in the second quarter and first six months of 2016 was unfavorably impacted by a UK foreign valuation allowance that increased the second quarter and year-to-date effective tax rate by 4.8% and 2.5%, respectively. The income tax expense in the second quarter and first six months of 2016 was favorably impacted by the extension of the research credit as a result of The Protecting Americans from Tax Hikes Act reducing the second quarter and year-to-date effective tax rate by 0.9% and 4.3%, respectively. The income tax expense in the first six months of 2016 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded, increasing the year-to-date effective tax rate by 2.8%.

The income tax expense in the first six months of 2015 was favorably impacted by the extension of the research credit as a result of the Tax Increase Prevention Act of 2014 reducing the year-to-date effective tax rate by 3.8%. The income tax expense in the second quarter and first six months of 2015 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded, increasing the second quarter and year-to-date effective tax rate by 4.0% and 2.0%, respectively.

The Company estimates the fiscal 2016 effective tax rate will be approximately 35%. During the three-month period ended March 31, 2016, there was no material change in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

The Company’s foreign subsidiaries had accumulated unremitted earnings of $35.0 million and cash of $30.8 million at March 31, 2016. No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $4.8 million would be due, which would correspondingly reduce the Company’s net earnings. No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $181.9 million at March 31, 2016 from $155.0 million at September 30, 2015. The $21.1 million increase in accounts receivable at March 31, 2016 was mainly due to a $10.9 million increase within the Test segment due to the timing of projects; an $8.0 million increase within the Technical Packaging segment due to the recent acquisitions of Plastique and Fremont; and a $2.8 million increase within the USG segment due to the timing of sales. The $3.6 million increase in inventories at March 31, 2016 was mainly due to a $2.9 million increase within the Technical Packaging segment due to the recent acquisitions of Plastique and Fremont. Accounts payable decreased $3.7 million in the first six months of 2016 primarily due to a $4.8 million decrease within the Test segment due to timing of payments.

Net cash provided by operating activities was $9.1 million and $16.1 million in the first six months of 2016 and 2015, respectively. The decrease in net cash provided by operating activities in the first six months of 2016 as compared to the corresponding prior year period was due to higher working capital requirements.

Capital expenditures were $5.3 million and $7.6 million in the first six months of 2016 and 2015, respectively. The decrease in the first six months of 2016 was mainly due the prior year building improvements at Crissair as a result of the facility consolidation in Valencia, CA. In addition, the Company incurred expenditures for capitalized software of $3.7 million and $3.0 million in the first six months of 2016 and 2015, respectively.

Share Repurchases

During the first six months of 2016, the Company repurchased approximately 87,000 shares for $3.1 million. For further information on the share repurchases during the second quarter of 2016, see Part II, Item 2 of this Report.

Credit Facility

At March 31, 2016, the Company had approximately $345 million available to borrow under its bank credit facility, a $250 million increase option, and $38.8 million cash on hand. At March 31, 2016, the Company had $98 million of outstanding borrowings under the credit facility and $0.9 million of other short-term borrowings in addition to outstanding letters of credit of $6.8 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Acquisitions

On January 29, 2016, the Company acquired Plastique Group Limited (Plastique) headquartered in Tunbridge Wells, England, with manufacturing locations in Nottingham, England and Poznan, Poland for a purchase price of approximately $31.6 million (of which $2.7 million is due over the next three years). Plastique is a market leader in the development and manufacture of highly-technical thermoformed plastic and precision molded pulp fiber packaging primarily serving pharmaceutical, personal care, and various specialty end markets. Since the date of acquisition, the operating results for Plastique have been included within the Company’s Technical Packaging segment.

On October 16, 2015, the Company acquired the stock of Fremont Plastics, Inc. (Fremont) for a purchase price of approximately $10.5 million in cash. The Company also purchased the real property, located in Fremont, Indiana for $2 million, where Fremont conducts its operations. The operating results for Fremont since the date of acquisition are included as part of TEQ, within the Company’s Technical Packaging segment.

Dividends

A dividend of $0.08 per share was paid on January 19, 2016 to stockholders of record as of January 4, 2016, totaling $2.1 million. Subsequent to March 31, 2016, the quarterly dividend of $0.08 per share, or $2.1 million, was paid on April 18, 2016 to stockholders of record as of April 4, 2016.

OUTLOOK

As a result of the year-to-date 2016 operating performance and the addition of Plastique, Management now expects 2016 EPS – As Adjusted to be in the range of $1.95 - $2.02 per share (increased from $1.90 - $2.00), which excludes the 2016 ETS and Doble restructuring charges. Management’s previous expectations related to the quarterly profile and second half weighting of 2016 revenues and EPS remain unchanged. Third quarter 2016 EPS - As Adjusted is expected to be in the range of $0.40 to $0.45 per share, which excludes the ETS and Doble restructuring charges.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the second quarter of 2016, the Company entered into several forward contracts to purchase pounds sterling to hedge two deferred payments due in connection with the acquisition of Plastique. All derivative instruments are reported on the balance sheet at fair value. The derivative instruments are designated as cash flow hedges and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. There has been no material change to the Company’s market risks since September 30, 2015. See Note 10 to the Consolidated Financial Statements in Item 1 of this Report for a summary of the Company’s outstanding derivative financial instruments as of March 31, 2016. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for further discussion about market risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to the material weakness in our accounting over work in process inventory accounts at the Test segment noted below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of that date.

As previously disclosed in Part II Item 9A in our Annual Report on Form 10-K for the year ended September 30, 2015, Management concluded there was a material weakness in our internal control over financial reporting at the Test segment, related to the ineffective design and operation of controls over work in process inventory accounts. Remedial actions have been identified to address these controls, including enhancing our policies and procedures related to the work in process inventory reconciliation and review, providing additional training to our segment finance department, and enhancing our reporting protocols between the segment and corporate office. These new procedures are in the process of being implemented but have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated as of March 31, 2016.

Other than the above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES*

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
January 1-31, 2016	0	N/A	0	$54.7 Million
February 1-29, 2016	87,483	$35.30	87,483	$51.6 Million
March 1-31, 2016	0	N/A	0	$51.6 Million
Total	87,483	$35.30	87,483	$51.6 Million

 __________________

*	On August 8, 2012, the Company’s Board of Directors authorized a common stock repurchase program (the “2012 Program”), which was announced on August 9, 2012 and has been periodically extended by the Board. The most recent extension, announced on August 10, 2015, was to September 30, 2017. Under the 2012 Program, the Company may repurchase shares of its stock from time to time in its discretion, in the open market or otherwise, up to a maximum total repurchase amount equal to $100 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). The Company has not determined whether or when it will make additional repurchases under the 2012 Program.

ITEM 6. EXHIBITS

Exhibit Number

3.1(a)	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-10596)

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Exhibit 4(e) to Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-10596)

3.1(c)	Articles of Merger effective July 10, 2000	Incorporated by reference to Exhibit 3(c) to Form 10-Q for the fiscal quarter ended June 30, 2000 (File No. 1-10596)

3.2	Bylaws	Incorporated by reference to Exhibit 3 to Form 8-K filed May 7, 2014 (File No. 1-10596)

4.1	Specimen revised Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 1-10596)

4.2	Amended and Restated Credit Agreement dated as of December 21, 2015 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, and Bank of America, N.A., BMO Harris Bank, N.A., SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents	Incorporated by reference to Exhibit 4.1 to Form 8-K dated December 23, 2015 (File No. 1-10596)

31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended March 31, 2016	Filed herewith

31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended March 31, 2016	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended March 31, 2016	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

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

Dated: May 6, 2016