Form 10-Q
period 2016-06-30
ESCO TECHNOLOGIES INC
filed 2016-08-08
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1554045 (I.R.S. Employer Identification No.)

9900A CLAYTON ROAD ST. LOUIS, MISSOURI (Address of principal executive offices)	63124-1186 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at July 31, 2016
Common stock, $.01 par value per share	25,716,828

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,
	2016	2015

Net sales	$140,191	134,191
Costs and expenses:
Cost of sales	86,602	82,956
Selling, general and administrative expenses	31,369	32,786
Amortization of intangible assets	2,951	2,285
Interest expense, net	320	247
Other expenses (income), net	1,429	337
Total costs and expenses	122,671	118,611

Earnings before income taxes	17,520	15,580
Income tax expense	5,992	4,832
Net earnings from continuing operations	11,528	10,748
Earnings from discontinued operations, net of tax expense of $591	-	1,148
Net earnings	$11,528	11,896

Earnings per share:
Basic - Continuing operations	$0.45	0.41
- Discontinued operations	-	0.05
- Net earnings	0.45	0.46

Diluted – Continuing operations	0.44	0.41
- Discontinued operations	-	0.04
- Net earnings	$0.44	0.45

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended June 30,
	2016	2015

Net sales	$411,954	383,679
Costs and expenses:
Cost of sales	254,769	235,719
Selling, general and administrative expenses	97,189	99,221
Amortization of intangible assets	8,540	6,378
Interest expense, net	917	655
Other expenses (income), net	6,436	(238)
Total costs and expenses	367,851	341,735

Earnings before income taxes	44,103	41,944
Income tax expense	15,136	13,191
Net earnings from continuing operations	28,967	28,753
Earnings from discontinued operations, net of tax expense of $390	-	776
Net earnings	$28,967	29,529

Earnings per share:
Basic - Continuing operations	1.12	1.10
- Discontinued operations	-	0.03
- Net earnings	$1.12	1.13

Diluted – Continuing operations	1.12	1.09
- Discontinued operations	-	0.03
- Net earnings	$1.12	1.12

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Net earnings	$11,528	11,896	28,967	29,529
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,930)	953	(1,730)	(4,972)
Net unrealized gain (loss) on derivative instruments	(211)	135	(129)	(94)
Total other comprehensive income (loss), net of tax	(2,141)	1,088	(1,859)	(5,066)
Comprehensive income	$9,387	12,984	27,108	24,463

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$40,542	39,411
Accounts receivable, net	115,158	102,607
Costs and estimated earnings on long-term contracts, less progress billings of $40,694 and $25,309, respectively	25,781	28,387
Inventories	105,534	99,786
Current portion of deferred tax assets	16,657	15,558
Other current assets	18,188	12,502
Total current assets	321,860	298,251
Property, plant and equipment, net of accumulated depreciation of $83,154 and $76,727, respectively	89,037	77,358
Intangible assets, net of accumulated amortization of $54,832 and $46,292, respectively	203,871	190,748
Goodwill	305,704	291,157
Other assets	7,776	6,694
Total assets	$928,248	864,208

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$21,458	20,000
Accounts payable	34,543	37,863
Advance payments on long-term contracts, less costs incurred of $51,069 and $49,779, respectively	20,311	18,626
Accrued salaries	22,533	23,373
Current portion of deferred revenue	24,190	21,498
Accrued other expenses	20,856	21,851
Total current liabilities	143,891	143,211
Pension obligations	30,838	30,382
Deferred tax liabilities	79,339	74,469
Other liabilities	4,923	1,964
Long-term debt	65,000	30,000
Total liabilities	323,991	280,026
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,358,864 and 30,358,864 shares, respectively	304	304
Additional paid-in capital	289,766	286,485
Retained earnings	456,415	433,632
Accumulated other comprehensive loss, net of tax	(34,398)	(32,538)
	712,087	687,883
Less treasury stock, at cost: 4,650,922 and 4,542,214 common shares, respectively	(107,830)	(103,701)
Total shareholders' equity	604,257	584,182
Total liabilities and shareholders’ equity	$928,248	864,208

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$28,967	29,529
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings from discontinued operations, net of tax	-	(776)
Depreciation and amortization	17,209	13,614
Stock compensation expense	3,652	3,701
Changes in assets and liabilities	(21,106)	(19,132)
Effect of deferred taxes	1,141	3,370
Change in deferred revenue and costs, net	3,029	1,837
Pension contributions	-	(650)
Other	350	(1,101)
Net cash provided by operating activities - continuing operations	33,242	30,392
Net cash provided by operating activities – discontinued operations	-	1,166
Net cash provided by operating activities	33,242	31,558

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(41,308)	(20,500)
Additions to capitalized software	(6,257)	(4,394)
Capital expenditures	(7,812)	(10,557)
Net cash used by investing activities	(55,377)	(35,451)

Cash flows from financing activities:
Proceeds from long-term debt	81,458	97,407
Principal payments on long-term debt	(45,000)	(72,000)
Dividends paid	(6,191)	(6,282)
Purchases of common stock into treasury	(4,303)	(9,882)
Debt issuance costs	(1,037)	-
Other	(123)	77
Net cash provided by financing activities	24,804	9,320
Effect of exchange rate changes on cash and cash equivalents	(1,538)	(3,679)
Net increase in cash and cash equivalents	1,131	1,748
Cash and cash equivalents, beginning of period	39,411	35,131
Cash and cash equivalents, end of period	$40,542	36,879

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

The Company’s business is typically not impacted by seasonality; however, the results for the three and nine-month periods ended June 30, 2016 are not necessarily indicative of the results for the entire 2016 fiscal year. References to the third quarters of 2016 and 2015 represent the fiscal quarters ended June 30, 2016 and 2015, respectively.

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

The Company is organized based on the products and services that it offers. To enhance shareholders’ understanding of the Company’s underlying operations, beginning in the second quarter of 2016, Management expanded the presentation of its reporting segments to include “Technical Packaging”. The new Technical Packaging reporting segment was created to separately disclose Thermoform Engineered Quality LLC (TEQ) along with the recent acquisitions of Plastique Group Limited and Fremont Plastics, Inc., as it no longer met the criteria for aggregation with our Filtration/Fluid Flow (Filtration) reporting segment.

2.	ACQUISITIONS

On January 29, 2016, the Company acquired Plastique Group Limited (Plastique) headquartered in Tunbridge Wells, England, with manufacturing locations in Nottingham, England and Poznan, Poland for a purchase price of approximately $31.6 million (of which $2.7 million is due over the next three years). Plastique is a market leader in the development and manufacture of highly-technical thermoformed plastic and precision molded pulp fiber packaging primarily serving pharmaceutical, personal care, and various specialty end markets. Since the date of acquisition, the operating results for Plastique have been included within the Company’s Technical Packaging segment. Plastique has annual sales of approximately $35 million. Based on the preliminary purchase price allocation, the Company recorded tangible assets, net, of $9.6 million, goodwill of $10.2 million, and $11.9 million of identifiable intangible assets primarily consisting of customer relationships.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Weighted Average Shares Outstanding - Basic	25,725	26,080	25,777	26,104
Dilutive Options and Restricted Shares	185	100	185	148

Adjusted Shares - Diluted	25,910	26,180	25,962	26,252

Approximately 151,000 and 149,000 restricted shares were excluded from the computation of diluted EPS for the three-month periods ended June 30, 2016 and 2015, respectively, based upon the application of the treasury stock method. Approximately 183,000 and 174,000 restricted shares were excluded from the computation of diluted EPS for the nine-month periods ended June 30, 2016 and 2015, respectively, based upon the application of the treasury stock method.

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Pretax compensation expense related to the restricted share awards was $0.8 million and $3.1 million for the three and nine-month periods ended June 30, 2016, respectively, and $0.9 million and $3.1 million for the corresponding periods of 2015. There were 435,438 non-vested shares outstanding as of June 30, 2016.

Non-Employee Directors Plan

Pretax compensation expense related to the non-employee director grants was $0.2 million and $0.6 million for the three and nine-month periods ended June 30, 2016, respectively, and $0.2 million and $0.6 million for the corresponding periods of 2015.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.0 million and $3.7 million for the three-and nine-month periods ended June 30, 2016, respectively, and $1.1 million and $3.7 million for the three and nine-month periods ended June 30, 2015. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.4 million and $1.3 million for the three and nine-month periods ended June 30, 2016, respectively, and $0.4 million and $1.4 million for the three and nine-month periods ended June 30, 2015. As of June 30, 2016, there was $5.8 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.3 years.

5.	INVENTORIES

Inventories consist of the following:

(In thousands)	June 30, 2016	September 30, 2015

Finished goods	$20,549	19,120
Work in process, including long-term contracts	34,992	33,176
Raw materials	49,993	47,490
Total inventories	$105,534	99,786

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at June 30, 2016 and September 30, 2015 are the following intangible assets gross carrying amounts and accumulated amortization:

(Dollars in thousands)	June 30, 2016	September 30, 2015
Goodwill	$305,704	291,157

Intangible assets with determinable lives:
Patents
Gross carrying amount	$897	892
Less: accumulated amortization	693	657
Net	$204	235

Capitalized software
Gross carrying amount	$51,728	45,470
Less: accumulated amortization	25,148	20,115
Net	$26,580	25,355

Customer Relationships
Gross carrying amount	$84,740	70,527
Less: accumulated amortization	27,721	24,775
Net	$57,019	45,752

Other
Gross carrying amount	$2,947	2,690
Less: accumulated amortization	926	401
Net	$2,021	2,289
Intangible assets with indefinite lives:
Trade names	$118,047	117,117

7.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers. To enhance shareholders’ understanding of the Company’s underlying operations, beginning in the second quarter of 2016, Management expanded the presentation of its reporting segments to include “Technical Packaging”. The new Technical Packaging reporting segment was created to separately disclose Thermoform Engineered Quality LLC (TEQ) along with the recent acquisitions of Plastique and Fremont, as it no longer met the criteria for aggregation with our Filtration/Fluid Flow (Filtration) reporting segment. Prior year periods presented have been updated to reflect the presentation of the current reporting segment structure.

Under the current organizational structure, the Company has four reporting segments: Filtration, Technical Packaging (Packaging), RF Shielding and Test (Test), and Utility Solutions Group (USG). The Filtration segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), and Crissair, Inc. (Crissair). The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned and unmanned aircraft. The Technical Packaging segment’s operations consist of Thermoform Engineered Quality LLC (TEQ) and Plastique. The companies within this segment provide innovative solutions to the medical and commercial markets for thermoformed and precision molded pulp fiber packages and specialty products using a wide variety of thin gauge plastics and pulp. The Test segment’s operations consist primarily of ETS-Lindgren Inc. (ETS-Lindgren). ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy. The USG segment’s operations consist primarily of Doble Engineering Company (Doble). Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment.

Management evaluates and measures the performance of its reportable segments based on “Net Sales” and “EBIT”, which are detailed in the table below. EBIT is defined as earnings before interest and taxes.

(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
NET SALES
Filtration	$54,396	49,615	145,758	139,272
Technical Packaging	20,440	10,786	52,931	27,068
Test	36,234	42,945	119,608	124,449
USG	29,121	30,845	93,657	92,890
Consolidated totals	$140,191	134,191	411,954	383,679

EBIT
Filtration	$12,163	10,372	29,511	28,709
Technical Packaging	2,474	1,913	7,035	2,703
Test	3,744	2,014	8,587	7,073
USG	6,124	7,357	21,581	22,189
Corporate (loss)	(6,665)	(5,829)	(21,694)	(18,075)
Consolidated EBIT	17,840	15,827	45,020	42,599
Less: Interest expense	(320)	(247)	(917)	(655)
Earnings before income taxes	$17,520	15,580	44,103	41,944

Non-GAAP Financial Measures

The financial measure “EBIT” is presented in the above table and elsewhere in this Report. EBIT is a non-GAAP financial measure. Management believes that EBIT is useful in assessing the operational profitability of the Company’s business segments because it excludes interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures used by management in determining resource allocations within the Company as well as incentive compensation. A reconciliation of EBIT to net earnings is set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – EBIT, below.

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

8.	DEBT

The Company’s debt is summarized as follows:

(In thousands)	June 30, 2016	September 30, 2015
Total borrowings	$86,458	50,000
Short-term borrowings and current portion of long-term debt	(21,458)	(20,000)
Total long-term debt, less current portion	$65,000	30,000

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

At June 30, 2016, the Company had approximately $361 million available to borrow under the credit facility, and a $250 million increase option, in addition to $40.5 million of cash on hand. At June 30, 2016, the Company had $85.0 million of outstanding borrowings under the credit facility and $1.5 million of other short-term borrowings in addition to outstanding letters of credit of $4.4 million. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

The credit facility requires, as determined by certain financial ratios, a facility fee ranging from 12.5 to 27.5 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the credit facility also include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 1.50% and 1.58% for the three and nine-month periods ending June 30, 2016, respectively, and 1.14% and 1.28% for the corresponding periods of 2015. At June 30, 2016, the Company was in compliance with all debt covenants.

9.	INCOME TAX EXPENSE

The third quarter 2016 effective income tax rate from continuing operations was 34.2% compared to 31.0% in the third quarter of 2015. The effective income tax rate for the first nine months of 2016 was 34.3% compared to 31.5% for the first nine months of 2015. The income tax expense in the first nine months of 2016 was unfavorably impacted by a UK foreign valuation allowance that increased the year-to-date effective tax rate by 1.5%. The income tax expense in the third quarter and first nine months of 2016 was favorably impacted by the extension of the research credit as a result of The Protecting Americans from Tax Hikes Act reducing the third quarter and year-to-date effective tax rate by 0.9% and 2.7%, respectively. The income tax in the third quarter and first nine months of 2016 was unfavorably impacted by return to provision true-ups increasing the third quarter and year-to-date effective tax rate by 1.3% and 0.5%, respectively. The income tax expense in the first nine months of 2016 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded increasing the year-to-date effective tax rate by 1.7%.

The income tax expense in the first nine months of 2015 was favorably impacted by the extension of the research credit as a result of the Tax Increase Prevention Act of 2014 reducing the year-to-date effective tax rate by 2.2%. The income tax expense in the third quarter and first nine months of 2015 was favorably impacted by additional fiscal 2014 foreign tax credit benefit reducing the third quarter and year-to-date effective tax rate by 1.6% and 0.6%; $0.1 million decrease of foreign uncertain tax positions primarily as a result of the settlement of an audit reducing the third quarter and year-to-date effective tax rate by 0.7% and 0.3%; rerating of foreign intangible deferred tax liabilities reducing the third quarter and year-to-date effective tax rate by 0.9% and 0.3%; and a reduction in German valuation allowance reducing the third quarter and year-to-date effective tax rate by 0.9% and 0.4%, respectively. The income tax expense in the third quarter and first nine months of 2015 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded increasing the third quarter and year-to-date effective tax rate by 2.4% and 2.1%, respectively.

The Company estimates the fiscal 2016 effective tax rate will be approximately 34%. During the three-month period ended June 30, 2016, there were no material changes in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

10.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and nine-month periods ended June 30, 2016 and 2015 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Defined benefit plans
Interest cost	$963	951	2,888	2,852
Expected return on assets	(1,093)	(1,136)	(3,280)	(3,408)
Amortization of:
Prior service cost	3	3	10	10
Actuarial loss	486	442	1,459	1,326
Net periodic benefit cost	$359	260	1,077	780

11.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type as of June 30, 2016:

(In thousands)	Notional amount	Fair Value (US$)
Forward contract	309 Euro	(29)
Forward contracts	1,858 GBP	(195)

12.	FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2016 and September 30, 2015 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, inventories, accounts payable, debt and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of June 30, 2016:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Forward contracts	$-	224	$-	224

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and nine-month periods ended June 30, 2016.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the third quarters of 2016 and 2015 represent the three-month periods ended June 30, 2016 and 2015, respectively.

OVERVIEW

In the third quarter of 2016, sales, net earnings and diluted earnings per share from continuing operations were $140.2 million, $11.5 million and $0.44 per share, respectively, compared to $134.2 million, $10.7 million and $0.41 per share, respectively, in the third quarter of 2015. In the first nine months of 2016, sales, net earnings and diluted earnings per share from continuing operations were $412.0 million, $29.0 million and $1.12, respectively, compared to $383.7 million, $28.8 million and $1.09 per share, respectively, in the first nine months of 2015.

NET SALES

Net sales increased $6.0 million, or 4.5%, to $140.2 million in the third quarter of 2016 from $134.2 million in the third quarter of 2015. Net sales increased $28.3 million, or 7.4%, to $412.0 million in the first nine months of 2016 from $383.7 million in the first nine months of 2015. The increase in net sales in the third quarter of 2016 as compared to the third quarter of 2015 was due to a $9.6 million increase in the Technical Packaging segment, a $4.8 million increase in the Filtration segment, partially offset by a $6.7 million decrease in the Test segment and a $1.7 million decrease in the USG segment. The increase in net sales in the first nine months of 2016 as compared to the corresponding prior year period was due to a $25.9 million increase in the Technical Packaging segment, a $6.5 million increase in the Filtration segment, a $0.7 million increase in the USG segment, partially offset by a $4.8 million decrease in the Test segment.

-Filtration

In the third quarter of 2016, net sales of $54.4 million were $4.8 million, or 9.7%, higher than the $49.6 million in the third quarter of 2015. Net sales increased $6.5 million, or 4.7%, to $145.8 million in the first nine months of 2016 from $139.3 million in the first nine months of 2015. The sales increase in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to a $3.1 million increase in net sales at VACCO due to higher shipments of its space products, a $0.9 million increase in net sales at PTI and a $0.8 million increase in net sales at Crissair. The sales increase in the first nine months of 2016 compared to the first nine months of 2015 was mainly due to a $5.1 million increase in aerospace shipments at Crissair, a $0.9 million increase in net sales at PTI and a $0.5 million increase in net sales at VACCO.

-Technical Packaging

In the third quarter of 2016, net sales of $20.4 million were $9.6 million, or 88.9%, higher than the $10.8 million in the third quarter of 2015. Net sales increased $25.9 million, or 95.9%, to $52.9 million in the first nine months of 2016 from $27.0 million in the first nine months of 2015. The increase in net sales in the third quarter and first nine months of 2016 compared to the corresponding prior year periods was mainly due to the sales contributions from recent acquisitions and higher shipments of TEQ’s products to medical and commercial customers. The sales contributions from these acquisitions (Plastique and Fremont) were $9.4 million during the third quarter of 2016 and $17.5 million during the first nine months of 2016.

-Test

In the third quarter of 2016, net sales of $36.2 million were $6.7 million, or 15.6%, lower than the $42.9 million recorded in the third quarter of 2015. Net sales decreased $4.8 million, or 3.9%, to $119.6 million in the first nine months of 2016 from $124.4 million in the first nine months of 2015. The sales decrease in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to lower sales from the segment’s European operations due to the European facility consolidation. The sales decrease in the first nine months of 2016 compared to the corresponding prior year period was mainly due to a decrease in net sales from the segment’s European operations due to the European facility consolidation partially offset by an increase in net sales from the segment’s U.S. and Asian operations driven by timing of projects.

-Utility Solutions Group (USG)

Net sales decreased $1.7 million, or 5.5%, to $29.1 million in the third quarter of 2016 from $30.8 million in the third quarter of 2015. Net sales increased $0.8 million, or 0.9%, to $93.7 million in the first nine months of 2016 from $92.9 million in the first nine months of 2015. The sales decrease in the third quarter of 2016 compared to the third quarter of 2015 was mainly due to lower product shipments. The sales increase in the first nine months of 2016 compared to the corresponding prior year period was mainly due to additional software and service revenue at Doble and the sales contribution from the Enoserv acquisition.

ORDERS AND BACKLOG

Backlog was $313.2 million at June 30, 2016 compared with $327.5 million at September 30, 2015. The Company received new orders totaling $125.1 million in the third quarter of 2016 compared to $120.6 million in the third quarter of 2015. Of the new orders received in the third quarter of 2016, $44.9 million related to Filtration products, $17.7 million related to Technical Packaging products, $34.8 million related to Test products, and $27.7 million related to USG products. Of the new orders received in the third quarter of 2015, $37.3 million related to Filtration products, $8.1 million related to Technical Packaging products, $45.6 million related to Test products, and $29.6 million related to USG products.

The Company received new orders totaling $397.7 million in the first nine months of 2016 compared to $415.2 million in the first nine months of 2015. Of the new orders received in the first nine months of 2016, $143.9 million related to Filtration products, $57.4 million related to Technical Packaging products, $108.4 million related to Test products, and $88.0 million related to USG products. Of the new orders received in the first nine months of 2015, $147.3 million related to Filtration products, $32.5 million related to Technical Packaging products, $146.3 million related to Test products, and $89.1 million related to USG products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of 2016 were $31.4 million (22.4% of net sales), compared with $32.8 million (24.4% of net sales) for the third quarter of 2015. For the first nine months of 2016, SG&A expenses were $97.2 million (23.6% of net sales) compared to $99.2 million (25.9% of net sales) for the first nine months of 2015. The decrease in SG&A in the third quarter and first nine months of 2016 compared to the corresponding prior year periods was mainly due to a decrease in SG&A expenses in the USG, Test and Filtration segments partially offset by an increase in SG&A expenses at Corporate (higher acquisition costs, including professional fees) and the Technical Packaging segment due to the Company’s recent acquisitions.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $3.0 million and $8.5 million for the third quarter and first nine months of 2016, respectively, compared to $2.3 million and $6.4 million for the corresponding periods of 2015. Amortization expenses consist of amortization of acquired intangible assets from recent acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the third quarter and first nine months of 2016 compared to the corresponding periods of 2015 was mainly due to an increase in software amortization at Doble and the amortization of intangibles related to the 2016 Plastique and Fremont acquisitions.

OTHER EXPENSES (INCOME), NET

Other expenses, net, were $1.4 million and $0.3 million in the third quarter of 2016 and 2015, respectively. The principal components in other expenses, net, in the third quarter of 2016 were $1.0 million of restructuring costs related to the Test segment facility consolidation and $0.4 million of costs related to the USG segment restructuring activities. The restructuring costs mainly related to severance and compensation benefits, professional fees and asset impairment charges related to abandoned assets. There were no individually significant items in other expenses (income), net, in the third quarter of 2015. Other expenses, net, were $6.4 million in the first nine months of 2016 compared to other income, net, of $0.2 million in the first nine months of 2015. The principal components in other expenses, net, in the first nine months of 2016 were $4.5 million of restructuring costs related to the Test segment and $1.9 million of costs related to the USG segment restructuring activities, as described above. There were no individually significant items in other expenses (income), net, in the first nine months of 2015.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT from continuing operations was $17.8 million (12.7% of net sales) for the third quarter of 2016 compared to $15.8 million (11.8% of net sales) for the third quarter of 2015. For the first nine months of 2016, EBIT was $45.0 million (10.9% of net sales) compared to $42.6 million (11.1% of net sales) for the first nine months of 2015.

The following table presents a reconciliation of EBIT to net earnings from continuing operations.

(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Consolidated EBIT	$17,840	15,827	45,020	42,599
Less: Interest expense, net	(320)	(247)	(917)	(655)
Less: Income tax expense	(5,992)	(4,832)	(15,136)	(13,191)
Net earnings from continuing operations	$11,528	10,748	28,967	28,753

-Filtration

EBIT in the third quarter of 2016 was $12.2 million (22.4% of net sales) compared to $10.4 million (20.9% of net sales) in the third quarter of 2015. In the first nine months of 2016, EBIT was $29.5 million (20.2% of net sales) compared to $28.7 million (20.6% of net sales) in the first nine months of 2015. The increase in EBIT in the third quarter of 2016 compared to the third quarter of 2015 was mainly due to higher sales volumes at VACCO and Crissair. The increase in EBIT in the first nine months of 2016 compared to the corresponding prior year period was due to higher sales volumes at Crissair, partially offset by lower margins at PTI due to the impact of early stage production volumes.

-Technical Packaging

EBIT in the third quarter of 2016 was $2.5 million (12.1% of net sales) compared to $1.9 million (17.7% of net sales) in the third quarter of 2016. In the first nine months of 2016, EBIT was $7.0 million (13.3% of net sales) compared to $2.7 million (10.0% of net sales) in the first nine months of 2015. The increase in EBIT in the third quarter and first nine months of 2016 compared to the corresponding prior year periods was mainly due to higher sales volumes from its existing TEQ business supplemented by the additional sales volumes related to the Company’s recent acquisitions.

-Test

EBIT in the third quarter of 2016 was $3.7 million (10.3% of net sales) compared to $2.0 million (4.7% of net sales) in the third quarter of 2015. In the first nine months of 2016, EBIT was $8.6 million (7.2% of net sales) compared to $7.1 million (5.7% of net sales) in the first nine months of 2015. EBIT increased in the third quarter and nine months of 2016 compared to the corresponding periods of 2015 primarily due to higher margins on its products and operational improvement initiatives that are partially offset by $4.7 million of incremental restructuring charges incurred in the first nine months of 2016 related to closing the Test business operating facilities in Taufkirchen, Germany and Stevenage, England consisting mainly of employee severance and compensation benefits, professional fees, and asset impairment charges.

-Utility Solutions Group

EBIT in the third quarter of 2016 was $6.1 million (21.0% of net sales) compared to $7.4 million (23.9% of net sales) in the third quarter of 2015. In the first nine months of 2016, EBIT was $21.6 million (23.0% of net sales) compared to EBIT of $22.2 million (23.9% of net sales) in the first nine months of 2015. The decrease in EBIT in the third quarter and first nine months of 2016 compared to the corresponding prior year periods was mainly due to the lower sales volumes, the timing of SG&A expenditures and the incremental restructuring charges incurred related to the closing of the Brazil office consisting mainly of employee severance and compensation benefits and asset write downs.

-Corporate

Corporate costs included in EBIT were $6.7 million and $21.7 million in the third quarter and first nine months of 2016, respectively, compared to $5.8 million and $18.1 million in the corresponding periods of 2015. The increase in Corporate costs in the third quarter and first nine months of 2016 compared to the corresponding periods of 2015 was primarily due to higher professional fees, acquisition related expenses, and head count related expenses.

INTEREST EXPENSE, NET

Interest expense was $0.3 million and $0.9 million in the third quarter and first nine months of 2016, respectively, and $0.2 million and $0.7 million in the corresponding periods of 2015. The increase in interest expense in the third quarter and first nine months of 2016 compared to the corresponding periods of 2015 was mainly due to higher outstanding borrowings during the current year as a result of the Company’s recent acquisitions (Plastique and Fremont).

INCOME TAX EXPENSE

The third quarter 2016 effective income tax rate from continuing operations was 34.2% compared to 31.0% in the third quarter of 2015. The effective income tax rate for the first nine months of 2016 was 34.3% compared to 31.5% for the first nine months of 2015. The income tax expense in the first nine months of 2016 was unfavorably impacted by a UK foreign valuation allowance that increased the year-to-date effective tax rate by 1.5%. The income tax expense in the third quarter and first nine months of 2016 was favorably impacted by the extension of the research credit as a result of The Protecting Americans from Tax Hikes Act reducing the third quarter and year-to-date effective tax rate by 0.9% and 2.7%, respectively. The income tax in the third quarter and first nine months of 2016 was unfavorably impacted by return to provision true-ups increasing the third quarter and year-to-date effective tax rate by 1.3% and 0.5%, respectively. The income tax expense in the first nine months of 2016 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded increasing the year-to-date effective tax rate by 1.7%.

The income tax expense in the first nine months of 2015 was favorably impacted by the extension of the research credit as a result of the Tax Increase Prevention Act of 2014 reducing the year-to-date effective tax rate by 2.2%. The income tax expense in the third quarter and first nine months of 2015 was favorably impacted by additional fiscal 2014 foreign tax credit benefit reducing the third quarter and year-to-date effective tax rate by 1.6% and 0.6%; $0.1 million decrease of foreign uncertain tax positions primarily as a result of the settlement of an audit reducing the third quarter and year-to-date effective tax rate by 0.7% and 0.3%; rerating of foreign intangible deferred tax liabilities reducing the third quarter and year-to-date effective tax rate by 0.9% and 0.3%; and a reduction in German valuation allowance reducing the third quarter and year-to-date effective tax rate by 0.9% and 0.4%, respectively. The income tax expense in the third quarter and first nine months of 2015 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded increasing the third quarter and year-to-date effective tax rate by 2.4% and 2.1%, respectively.

The Company estimates the fiscal 2016 effective tax rate will be approximately 34%. During the three-month period ended June 30, 2016, there were no material changes in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

The Company’s foreign subsidiaries had accumulated unremitted earnings of $36.7 million and cash of $31.7 million at June 30, 2016. No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $5.4 million would be due, which would correspondingly reduce the Company’s net earnings. No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $178.0 million at June 30, 2016 from $155.0 million at September 30, 2015. The $12.6 million increase in accounts receivable at June 30, 2016 was mainly due to a $6.0 million increase within the Technical Packaging segment due to the recent acquisitions of Plastique and Fremont; a $3.9 million increase within the Test segment due to the timing of projects; and a $2.9 million increase within the USG segment due to the timing of sales. The $5.7 million increase in inventories at June 30, 2016 was mainly due to a $3.9 million increase within the Technical Packaging segment due to the recent acquisitions of Plastique and Fremont and a $2.1 million increase within the Filtration segment due to timing of projects. Accounts payable decreased $3.3 million in the first nine months of 2016 primarily due to a $5.8 million decrease within the Test segment and a $2.4 million decrease within the Filtration segment, both due to timing of payments, partially offset by a $5.5 million increase within the Technical Packaging segment due to the recent acquisitions.

Net cash provided by operating activities was $33.2 million and $31.6 million in the first nine months of 2016 and 2015, respectively.

Capital expenditures were $7.8 million and $10.6 million in the first nine months of 2016 and 2015, respectively. The decrease in the first nine months of 2016 was mainly due the prior year building improvements at Crissair as a result of the facility consolidation in Valencia, CA. In addition, the Company incurred expenditures for capitalized software of $6.3 million and $4.4 million in the first nine months of 2016 and 2015, respectively.

Share Repurchases

During the first nine months of 2016, the Company repurchased approximately 120,000 shares for $4.3 million. For further information on the share repurchases during the third quarter of 2016, see Part II, Item 2 of this Report.

Credit Facility

At June 30, 2016, the Company had approximately $361 million available to borrow under its bank credit facility, a $250 million increase option, and $40.5 million cash on hand. At June 30, 2016, the Company had $85 million of outstanding borrowings under the credit facility and $1.5 million of other short-term borrowings in addition to outstanding letters of credit of $4.4 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

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

Dividends

A dividend of $0.08 per share was paid on April 18, 2016 to stockholders of record as of April 4, 2016, totaling $2.1 million. Following the end of the third quarter, the quarterly dividend of $0.08 per share, or $2.1 million, was paid on July 19, 2016 to stockholders of record as of July 5, 2016.

OUTLOOK

Management’s expectations related to the quarterly profile and second half weighting of 2016 revenues and EPS remain unchanged.

Management expects the fourth quarter of 2016 EPS – As Adjusted to be in the range of $0.59 to $0.66 per share, excluding the impact of the 2016 ETS and Doble restructuring charges and full-year 2016 EPS – As Adjusted to be in the range of $1.95 - $2.02 per share, excludng the 2016 ETS and Doble restructuring charges.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the second quarter of 2016, the Company entered into several forward contracts to purchase pounds sterling to hedge two deferred payments due in connection with the acquisition of Plastique. All derivative instruments are reported on the balance sheet at fair value. The derivative instruments are designated as cash flow hedges and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. There has been no material change to the Company’s market risks since September 30, 2015. See Note 11 to the Consolidated Financial Statements in Item 1 of this Report for a summary of the Company’s outstanding derivative financial instruments as of June 30, 2016. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for further discussion about market risk.

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

As previously disclosed in Part II Item 9A in our Annual Report on Form 10-K for the year ended September 30, 2015, Management concluded there was a material weakness in our internal control over financial reporting at the Test segment, related to the ineffective design and operation of controls over work in process inventory accounts. Remedial actions have been identified to address these controls, including enhancing our policies and procedures related to the work in process inventory reconciliation and review, providing additional training to our segment finance department, and enhancing our reporting protocols between the segment and corporate office. These new procedures are in the process of being implemented but have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated as of June 30, 2016.

Other than the above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES*

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
April 1-30, 2016	0	N/A	0	$51.6 Million
May 1-31, 2016	32,025	$37.95	32,025	$50.4 Million
June 1-30, 2016	0	N/A	0	$50.4 Million
Total	32,025	$37.95	32,025	$50.4 Million

*	On August 8, 2012, the Company’s Board of Directors authorized a common stock repurchase program (the “2012 Program”), which was announced on August 9, 2012 and has been periodically extended by the Board. The most recent extension, announced on August 10, 2015, was to September 30, 2017. Under the 2012 Program, the Company may repurchase shares of its stock from time to time in its discretion, in the open market or otherwise, up to a maximum total repurchase amount equal to $100 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). The Company has not determined whether or when it will make additional repurchases under the 2012 Program.

ITEM 6. EXHIBITS

Exhibit Number

3.1(a)	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-10596)

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Exhibit 4(e) to Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-10596)

3.1(c)	Articles of Merger effective July 10, 2000	Incorporated by reference to Exhibit 3(c) to Form 10-Q for the fiscal quarter ended June 30, 2000 (File No. 1-10596)

3.2	Bylaws	Incorporated by reference to Exhibit 3 to Form 8-K filed May 7, 2014 (File No. 1-10596)

4.1	Specimen revised Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 1-10596)

4.2	Amended and Restated Credit Agreement dated as of December 21, 2015 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, and Bank of America, N.A., BMO Harris Bank, N.A., SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents	Incorporated by reference to Exhibit 4.1 to Form 8-K dated December 23, 2015 (File No. 1-10596)

31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended June 30, 2016	Filed herewith

31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended June 30, 2016	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended June 30, 2016	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

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

Dated:   August 8, 2016