Form 10-K
period 2016-09-30
ESCO TECHNOLOGIES INC
filed 2016-11-29
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of trading on March 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter: approximately $979,784,000.*

* Based on the New York Stock Exchange closing price. For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

Number of shares of Common Stock outstanding at November 3, 2016: 25,720,461

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Report incorporates by reference certain portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, which the registrant currently anticipates first sending to shareholders on or about December 14, 2016 (hereinafter, the “2016 Proxy Statement”).

i

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts and projections about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, without limitation, statements about: the adequacy of the Company’s buildings, machinery and equipment; the adequacy of the Company’s credit facilities and future cash flows; the outcome of litigation, claims and charges; future costs relating to environmental matters; continued reinvestment of foreign earnings and the resulting U.S. tax liability in the event such earnings are repatriated; repayment of debt within the next twelve months; the outlook for 2017 and beyond, including amounts, timing and sources of 2017 sales, revenues, sales growth, EBIT, EBITDA, EBIT margins and EPS; interest on Company debt obligations; the ability of expected hedging gains or losses to be offset by losses or gains on related underlying exposures; the Company’s ability to increase shareholder value; acquisitions; the Company’s expected effective tax rate; minimum cash funding required by, expected benefits payable from, and Management’s assumptions about future events which could affect liability under, the Company’s defined benefit plans and other postretirement benefit plans; the recognition of unrecognized compensation costs related to share-based compensation arrangements; the Company’s exposure to market risk related to interest rates and to foreign currency exchange risk; the likelihood of future variations in the Company’s assumptions or estimates used in recording contracts and expected costs at completion under the percentage of completion method; the Company’s estimates and assumptions used in the preparation of its financial statements; cost and estimated earnings on long-term contracts; valuation of inventories; estimates of uncollectible accounts receivable; the risk of goodwill impairment; the Company’s estimates utilized in software revenue recognition and the amortization of intangible assets; the valuation of deferred tax assets; amounts of NOL not realizable and the timing and amount of the reduction of unrecognized tax benefits; the effects of implementing recently issued accounting pronouncements; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-K, and the Company undertakes no duty to update the information in this Form 10-K except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described herein under “Item 1A, Risk Factors,” and the following: Aclara’s continuing ability to perform contracts guaranteed by the Company; the impacts of labor disputes, civil disorder, wars, elections, political changes, terrorist activities or natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future customer orders; the appropriation and allocation of government funds; the termination for convenience of government and other customer contracts; the timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; material changes in the cost of credit; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal restructuring and other plans.

ii

PART I

Item 1.  Business

The Company

The Registrant, ESCO Technologies Inc. (ESCO), is a producer of engineered products and systems sold to customers worldwide, primarily for utility, industrial, aerospace and commercial applications. ESCO conducts its business through a number of wholly-owned direct and indirect subsidiaries. ESCO and its subsidiaries are referred to in this Report as “the Company.”

ESCO was incorporated in Missouri in August 1990 as a wholly owned subsidiary of Emerson Electric Co. (Emerson) to be the indirect holding company for several Emerson subsidiaries, which were primarily in the defense business. Ownership of the Company was spun off by Emerson to its shareholders on October 19, 1990, through a special distribution. Since that time, through a series of acquisitions and divestitures, the Company has shifted its primary focus from defense contracting to the production and supply of engineered products and systems marketed to utility, industrial, aerospace and commercial users.

The Company’s fiscal year ends September 30. Throughout this document, unless the context indicates otherwise, references to a year (for example 2016) refer to the Company’s fiscal year ending on September 30 of that year.

The Company is organized based on the products and services it offers, and classifies its business operations in segments for financial reporting purposes. Beginning in the second quarter of 2016 Management expanded the presentation of its reporting segments to include a fourth segment, Technical Packaging. This segment was created to separately disclose Thermoform Engineered Quality LLC along with the recently acquired Plastique and Fremont businesses discussed below, as they no longer met the criteria for aggregation with the Filtration/Fluid Flow reporting segment. Prior period segment amounts have been reclassified to conform to the current period presentation.

The Company’s four segments, together with the significant domestic and foreign operating subsidiaries within each segment during 2016, are as follows:

Filtration/Fluid Flow (Filtration):

Crissair, Inc. (Crissair)

PTI Technologies Inc. (PTI)

VACCO Industries (VACCO)

Westland Technologies Inc. (Westland)

RF Shielding and Test (Test):

Beijing Lindgren ElectronMagnetic Technology Co., Ltd.

ETS-Lindgren Inc.

ETS-Lindgren OY

ETS-Lindgren Inc. and the Company’s other Test subsidiaries are collectively referred to herein as “ETS-Lindgren.”

Utility Solutions Group (USG):

Doble Engineering Company

Doble PowerTest Ltd.

Doble TransiNor AS

Doble Engineering Company and the Company’s other USG subsidiaries are collectively referred to herein as “Doble.”

Aclara Technologies LLC, formerly a part of this segment, was characterized as discontinued operations beginning in the third quarter of 2013 and was divested in the second quarter of 2014. See the next section, “Discontinued Operations,” and Note 3 to the Consolidated Financial Statements included herein.

Technical Packaging:

Thermoform Engineered Quality LLC (TEQ)

Plastique Limited

Plastique Sp. z o.o.

Plastique Limited and Plastique Sp. z o.o. are together referred to herein as “Plastique.”

The Company’s operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below. Their respective businesses are subject to a number of risks and uncertainties, including without limitation those discussed in Item 1A, “Risk Factors.” See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Forward-Looking Information.”

ESCO is continually seeking ways to save costs, streamline its business processes and enhance the branding of its products and services. During 2014 the Company merged Canyon Engineering Products, Inc. (Canyon) into Crissair and consolidated Crissair’s operations into Canyon’s facility in Valencia, California. In October 2015 the Company announced several restructuring and realignment actions involving the Test and USG segments which were completed during 2016, including: closing ETS-Lindgren’s operating subsidiaries in Germany and the United Kingdom and consolidating their operations into other existing Test facilities; eliminating certain underperforming product line offerings in Test primarily related to lower margin international shielding end markets; reducing headcount in Test’s U.S. business; and closing Doble’s Brazil operating office and consolidating Doble’s South American sales and support activities.

ESCO is also continually seeking opportunities to supplement its growth by making strategic acquisitions. During 2016, the Company acquired Westland, a market leader in the design, development and manufacture of elastomeric-based signature reduction solutions for U.S. Naval maritime platforms; Plastique, a market leader in the development and manufacture of highly-technical thermoformed plastic and precision molded pulp fiber packaging primarily for the pharmaceutical, personal care, and other specialty end markets; and Fremont Plastics, Inc. (Fremont), an Indiana-based manufacturer of high quality sterile-ready and non-sterile thin gauge thermoformed medical plastic packaging products which has been merged into TEQ. More information about these 2016 acquisitions as well as the Company’s acquisition activity during 2015 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 2 to the Consolidated Financial Statements included herein. The Company did not make any acquisitions during 2014.

Discontinued Operations

During the third quarter of 2013, the Company’s Board of Directors approved the initiation of a process to sell that portion of the Company’s USG segment represented by Aclara Technologies LLC and two related entities (together, Aclara). Aclara is a leading supplier of data communications systems and related software used by electric, gas and water utilities in support of their advanced metering infrastructure (AMI) deployments, typically encompassing the utility’s entire service area. Aclara’s largest contracts, such as those with Pacific Gas & Electric Company and Southern California Gas Co., each involve several million end points. The sale of Aclara was completed during the second quarter of 2014.

Prior to the sale Aclara constituted a component of the Company with operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Accordingly, for financial reporting purposes Aclara is reflected for 2014 and 2015 as discontinued operations. Unless otherwise specifically stated, all operating results presented in this report are exclusive of discontinued operations.

Products

The Company’s principal products are described below. See Note 15 to the Consolidated Financial Statements included herein for financial information regarding business segments and 10% customers.

Filtration

The Filtration segment accounted for approximately 36%, 37% and 37% of the Company’s total revenue in 2016, 2015 and 2014, respectively.

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

Westland is a leading designer and manufacturer of elastomeric-based signature reduction solutions to enhance U.S. Navy maritime survivability. Westland’s products include complex tiles and other shock and vibration dampening systems that reduce passive acoustic signatures and/or modify signal (radar, infrared, acoustical, sonar) emission and reflection to reduce or obscure a vessel’s signature. Westland’s products are used on the majority of the U.S. Naval fleet including submarines, surface ships and aircraft carriers.

Test

The Test segment accounted for approximately 28%, 33% and 34% of the Company’s total revenue in 2016, 2015 and 2014, respectively.

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

USG

Revenue from Doble’s various products and services accounted for approximately 22%, 23% and 22% of the Company’s total revenue in 2016, 2015 and 2014, respectively.

Doble develops, manufactures, and delivers diagnostic testing solutions for electrical equipment comprising the electric power grid, and enterprise management systems, that are designed to optimize electrical power assets and system performance, minimize risk and improve operations. It combines three core elements for customers – diagnostic test and monitoring instruments, expert consulting, and testing services – and provides access to its large reserve of related empirical knowledge. Doble flagship solutions include protection diagnostics with the Doble Protection Suite and F6000 series, the M4100 and new transformational patent-pending technology of the M7100 Doble Tester, the dobleARMS® asset risk management system, and Doble’s Enoserv PowerBase® and DUCe compliance tools for the North American Electric Reliability Corporation Critical Infrastructure Protection plan (NERC CIP), a set of requirements designed to secure the assets required for operating North America’s bulk electric system.

Doble has been operating for over 90 years, and serves over 5,500 companies in over 110 countries. It has seven offices in the United States and nine international offices.

Technical Packaging

The Technical Packaging segment accounted for approximately 13%, 7% and 7% of the Company’s total revenue of the Company’s total revenue in 2016, 2015 and 2014, respectively. Prior to 2016 the Technical Packaging business was included in the Filtration segment.

TEQ produces highly engineered thermoformed products and packaging materials for medical, pharmaceutical, retail, food and electronic applications. Through its alliance partner program, TEQ also provides its clients with a total packaging solution including engineering services and testing, sealing equipment and tooling, contract manufacturing, and packing. In October 2015, TEQ’s business was significantly expanded through the Company’s acquisition of Fremont, a developer and manufacturer of high quality sterile-ready and non-sterile thin gauge thermoformed medical plastic packaging products.

Plastique, with locations in the UK and Poland, designs and manufactures plastic and pulp fibre packaging for customers in the personal care, household products, pharmaceutical, food and broader retail markets. Through its Fibrepak brand, Plastique became the first European manufacturer of smooth-surfaced press-to-dry pulp packaging, a sustainable alternative to plastic packaging.

Marketing and Sales

The Company’s products generally are distributed to customers through a domestic and foreign network of distributors, sales representatives, direct sales teams and in-house sales personnel.

The Company’s sales to international customers accounted for approximately $168 million (29%), $152 million (28%) and $157 million (30%) of the Company’s total revenue in 2016, 2015 and 2014, respectively. See Note 15 to the Consolidated Financial Statements included herein for financial information regarding geographic areas. See also Item 1A, “Risk Factors,” for a discussion of risks of the Company’s international operations.

Some of the Company’s products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government, primarily related to the Filtration segment, accounted for approximately 14%, 15% and 19% of the Company’s total revenue in 2016, 2015 and 2014, respectively.

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

A number of products in the Filtration segment are based on patented or otherwise proprietary technology that sets them apart from the competition, such as VACCO’s proprietary quieting technology and Westland’s signature reduction solutions.

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

In the USG segment, the segment policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products and methods of operation for its businesses, as such developments are made. Doble is pursuing patent protection on improvements to its line of diagnostic equipment and NERC CIP compliance tools. Doble also holds an extensive library of apparatus performance information useful to Doble employees and to entities that generate, distribute or consume electric energy. Doble makes part of this library available to registered users via an Internet portal.

The Technical Packaging segment emphasizes advanced manufacturing technology and methods. For example, the TEQ 3-in-1 tooling system, with an added staking tool, provides a competitive edge over traditional thermoform tooling; and Plastique’s “Cure-In-The-Mold” technology produces high-quality, smooth-surface, thin-wall packaging products which may be made from sustainable virgin crop fibers or virgin pulp. The segment’s intellectual property consists chiefly of trade secrets and proprietary technology embodied in products for which the Company is the only approved source, such as the TEQconnexTM and TEQethelyeneTM single polymer sterile barrier medical packaging systems for which TEQ owns the validation studies required to register the package with the FDA.

The Company considers its patents and other intellectual property to be of significant value in each of its segments.

Backlog

Total Company backlog of firm orders at September 30, 2016 was $332.4 million, representing an increase of $4.9 million (2%) from the backlog of $327.5 million on September 30, 2015. The backlog at September 30, 2016 and September 30, 2015, respectively, by segment, was: $195.8 million and $178.8 million for Filtration; $83.1 million and $95.1 million for Test; $33.8 million and $36.3 million for USG; and $19.7 million and $17.3 million for Technical Packaging. The Company estimates that as of September 30, 2016 domestic customers accounted for approximately 73% of the Company’s total firm orders and international customers accounted for approximately 27%. Of the total Company backlog at September 30, 2016, approximately 76% is expected to be completed in the fiscal year ending September 30, 2017.

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

The Test segment is a vertically integrated supplier of electro-magnetic (EM) shielding and RF absorbing products, producing most of its critical RF components. This segment purchases significant quantities of raw materials such as polyurethane foam, polystyrene beads, steel, aluminum, copper, nickel and wood. Accordingly, it is subject to price fluctuations in the worldwide raw materials markets, although ETS-Lindgren has long-term contracts with a number of its suppliers of certain raw materials.

The USG segment manufactures electronic instrumentation through a network of regional contract manufacturers under long term contracts. In general, Doble purchases the same kinds of component parts as do other electronic products manufacturers, and purchases only a limited amount of raw materials.

The Technical Packaging segment selects suppliers initially on the basis of their ability to meet requirements, and then conducts ongoing evaluations and ratings of the supplier’s performance based on a documented evaluation process. The segment purchases raw materials according to a documented and controlled process assuring that purchased materials meet defined specifications. Thermoplastics represent the largest percentage of raw material spend, with purchase prices subject to fluctuation depending on petrochemical industry pricing and capacity in the plastic resin market.

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

Primary competitors of the Filtration segment include Pall Corporation, Moog, Inc., Sofrance, CLARCOR Inc. and PneuDraulics.

The Test segment is a global leader in EM shielding. Significant competitors in this market include Rohde & Schwarz GMBH, Microwave Vision SA (MVG), TDK RF Solutions Inc., Albatross GmbH, IMEDCO AG and Cuming Microwave Corporation.

Doble’s significant competitors in diagnostic test equipment include OMICRON electronics Corp., Megger Group Limited and Qualitrol Company LLC (a subsidiary of Danaher Corporation).

Primary Competitors of the Technical Packaging segment include Nelipak Corporation, Prent Corporation, Placon Corporation and Sonoco /Alloyd.

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

Total Company-sponsored research and development expenses were approximately $12.9 million, $16.7 million and $16.9 million for 2016, 2015 and 2014, respectively. Total customer-sponsored research and development expenses were approximately $7.0 million, $6.8 million and $3.6 million for 2016, 2015 and 2014, respectively. All of the foregoing expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $11.5 million, $13.9 million and $20.5 million for 2016, 2015 and 2014, respectively.

Environmental Matters

The Company is involved in various stages of investigation and cleanup relating to environmental matters. It is very difficult to estimate the potential costs of such matters and the possible impact of these costs on the Company at this time due in part to: the uncertainty regarding the extent of pollution; the complexity and changing nature of Government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of cost recovery; the uncertain level of the Company’s responsibility for any contamination; the possibility of joint and several liability with other contributors under applicable law; and the ability of other contributors to make required contributions toward cleanup costs. Based on information currently available, the Company does not believe that the aggregate costs involved in the resolution of any of its environmental matters will have a material adverse effect on the Company’s financial condition or results of operations.

Government Contracts

The Company contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government. Although VACCO and Westland have a number of “cost-plus” Government contracts, the Company’s Government contracts also include firm fixed-price contracts under which work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. All Government prime contracts and virtually all of the Company’s Government subcontracts provide that they may be terminated at the convenience of the Government or the customer. Upon such termination, the Company is normally entitled to receive equitable compensation from the customer. See “Marketing and Sales” in this Item 1, and Item 1A, “Risk Factors,” for additional information regarding Government contracts and related risks.

Employees

As of September 30, 2016, the Company employed 2,643 persons, including 2,419 full time employees. Of the Company’s full-time employees, 1,840 were located in the United States and 579 were located in 22 foreign countries.

Financing

For information about the Company’s credit facility, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bank Credit Facility,” and Note 9 to the Consolidated Financial Statements included herein, which are incorporated into this Item by reference.

Available Information

The Company makes available free of charge on or through its Internet website, www.escotechnologies.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Information contained on the Company’s website is not incorporated into this Report.

Executive Officers of the Registrant

The following sets forth certain information as of November 1, 2016 with respect to the Company’s executive officers. These officers are elected annually to terms which expire at the first meeting of the Board of Directors after the next Annual Meeting of Stockholders.

Name	Age	Position(s)

Victor L. Richey	59	Chairman of the Board of Directors and Chief Executive Officer since April 2003; President since October 2006 *

Gary E. Muenster	56	Executive Vice President and Chief Financial Officer since February 2008; Director since February 2011

Alyson S. Barclay	57	Senior Vice President, Secretary and General Counsel since November 2008

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

Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. Over the past three fiscal years, from 14% to 19% of our revenues from continuing operations have been generated from sales to the U.S. Government or its contractors, primarily within our Filtration segment. These sales are dependent on government funding of the underlying programs, which is generally subject to annual Congressional appropriations. There could be reductions or terminations of, or delays in, the government funding on programs which apply to us or our customers. These funding effects could adversely affect our sales and profit, and could bring about a restructuring of our operations, which could result in an adverse effect on our financial condition or results of operations. A significant part of VACCO’s and Westland’s sales involve major U.S. Government programs such as NASA’s Space Launch System (SLS) and the U.S. Navy’s submarine program. A reduction or delay in Government spending on these programs could have a significant adverse impact on our financial results which could extend for more than a single year. For example, VACCO’s immediate customer for SLS parts informed it late in 2014 that 2015 orders would be lower than in 2014 because NASA had decided to smooth its SLS spending over the following three years.

Negative worldwide economic conditions and related credit shortages could result in a decrease in our sales and an increase in our operating costs, which could adversely affect our business and operating results.

If there is a worsening of global and U.S. economic and financial market conditions and additional tightening of global credit markets, as has been experienced recently in certain Asian and European countries, many of our customers may further delay or reduce their purchases of our products. Uncertainties in the global economy may cause the utility industry and commercial market customers to experience shortages in available credit, which could limit capital spending. To the extent this problem affects customers of our USG and Test segments, the sales and profits of these segments could be adversely affected. Likewise, if our suppliers face challenges in obtaining credit, they may have to increase their prices or become unable to continue to offer the products and services we use to manufacture our products, which could have an adverse effect on our business, results of operations and financial condition.

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

A significant part of our manufacturing operations relies on a small number of third-party manufacturers to supply component parts or products. For example, Doble has arrangements with four manufacturers which produce and supply substantially all of its end-products. One of these suppliers produces more than 50% of Doble’s products from a single location within the United States. A significant disruption in the supply of those products could negatively affect the timely delivery of products to customers as well as future sales, which could increase costs and reduce margins.

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

The cost of raw materials and product components is a major element of the total cost of many of our products. For example, our Test segment’s critical components rely on purchases of raw materials from third parties. Increases in the prices of raw materials (such as steel, copper, nickel, zinc, wood and petrochemical products) could have an adverse impact on our business by, among other things, increasing costs and reducing margins. Aerospace-grade titanium and gaseous helium, important raw materials for our Filtration segment, may at times be in short supply. Further, many of Doble’s items of equipment which are provided to its customers for their use are in the maturity of their life cycles, which creates the risk that replacement components may be unavailable or available only at increased costs.

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

Much of our business is dependent on the continuous development of new products and technologies to meet the changing needs of our markets on a cost-effective basis. Many of these markets are highly technical from an engineering standpoint, and the relevant technologies are subject to rapid change. If we fail to timely enhance existing products or develop new products as needed to meet market or competitive demands, we could lose sales opportunities, which would adversely affect our business. In addition, in some existing contracts with customers, we have made commitments to develop and deliver new products. If we fail to meet these commitments, the default could result in the imposition on us of contractual penalties including termination. Our inability to enhance existing products in a timely manner could make our products less competitive, while our inability to successfully develop new products may limit our growth opportunities. Development of new products and product enhancements may also require us to make greater investments in research and development than we now do, and the increased costs associated with new product development and product enhancements could adversely affect our operating results. In addition, our costs of new product development may not be recoverable if demand for our products is not as great as we anticipate it to be.

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

As part of our growth strategy, we plan to continue to pursue acquisitions of other companies, assets and product lines that either complement or expand our existing business. However, we may be unable to implement this strategy if we are unable to identify suitable acquisition candidates or consummate future acquisitions at acceptable prices and terms. We expect to face competition for acquisitions candidates which may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. As a result, we may be limited in the number of acquisitions which we are able to complete and we may face difficulties in achieving the profitability or cash flows needed to justify our investment in them.

Our acquisitions of other companies carry risk.

Acquisitions of other companies involve numerous risks, including difficulties in the integration of the operations, technologies and products of the acquired companies, the potential exposure to unanticipated and undisclosed liabilities, the potential that expected benefits or synergies are not realized and that operating costs increase, the potential loss of key personnel, suppliers or customers of acquired businesses and the diversion of Management’s time and attention from other business concerns. Although we attempt to identify and evaluate the risks inherent in any acquisition, we may not properly ascertain or mitigate all such risks, and our failure to do so could have a material adverse effect on our business.

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

In the normal course of business during the time that Aclara was our subsidiary, we agreed to provide guarantees of Aclara’s performance under certain real property leases, certain vendor contacts, and certain large, long-term customer contracts for the delivery, deployment and performance of AMI systems such as those described under “Discontinued Operations” in Item 1. In connection with the sale of Aclara, we agreed to remain a guarantor of Aclara’s performance of these contracts. If Aclara were to fail to perform any of these guaranteed contracts, the other party to the contract could seek damages from us resulting from the non-performance, and such damages could have a material adverse effect on our business, operating results or financial condition. If we were determined to be liable for these damages, we would be entitled to seek indemnification from Aclara, although our ability to recover would be subject to Aclara’s financial position at that time.

We may not realize as revenue the full amounts reflected in our backlog.

As of September 30, 2016 our twelve-month backlog was approximately $254.1 million, which represents confirmed orders we believe will be recognized as revenue within the next twelve months. There can be no assurance that our customers will purchase all the orders represented in our backlog, particularly as to contracts which are subject to the U.S. Government’s ability to modify or terminate major programs or contracts, and if and to the extent that this occurs, our future revenues could be materially reduced.

Economic, political and other risks of our international operations, including terrorist activities, could adversely affect our business.

In 2016, approximately 29% of our net sales were to customers outside the United States. An economic downturn or an adverse change in the political situation in certain foreign countries in which we do business could cause a decline in revenues and adversely affect our financial condition. For example, our Test segment does significant business in Asia, and changes in the Asian political climate or political changes in specific Asian countries could negatively affect our business; several Doble and ETS-Lindgren companies are based in Europe and could be negatively impacted by weakness in the European economy; Doble’s and Plastique’s UK-based businesses could be adversely affected by Brexit; and Doble’s current multi-year project involving the national power grid in Saudi Arabia could be adversely affected by the continuing political unrest, wars and terrorism in the Middle East.

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

The international scope of our operations subjects us to a complex system of commercial and trade regulations around the world, and our foreign operations are governed by laws and business practices that often differ from those of the U.S. In addition, laws such as the U.S. Foreign Corrupt Practices Act and similar laws in other countries increase the need for us to manage the risks of improper conduct not only by our own employees but by distributors and contractors who may not be within our direct control. Many of our exports are of products which are subject to U.S. Government regulations and controls such as the U.S. International Traffic in Arms Regulations (ITAR), which impose certain restrictions on the U.S. export of defense articles and services, and these restrictions are subject to change from time to time, including changes in the countries into which our products may lawfully be sold.

Our failure to comply with these laws and regulations could subject us to significant fines, penalties and other sanctions including the inability to continue to export our products or to sell our products to the U.S. Government or to certain other customers. In addition, some of these regulations may be viewed as too restrictive by our international customers, who may elect to develop their own domestic products or procure products from other international suppliers which are not subject to comparable export restrictions; and the laws, regulations or policies of certain other countries may also favor their own domestic suppliers over foreign suppliers such as the Company.

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

A major portion of our Test segment’s business involves working in conjunction with general contractors to produce complex building components constructed on-site, such as electronic test chambers, secure communication rooms and MRI facilities. If there are performance problems caused by either us or a contractor, they could result in cost overruns and may lead to a dispute as to which party is responsible. The resolution of such disputes can involve arbitration or litigation, and can cause us to incur significant expense including attorneys’ fees. In addition, these disputes could result in a reduction in revenue, a loss on a particular project, or even a significant damages award against us.

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

We are or may become subject to legal proceedings that could adversely impact our operating results.

We are, and will likely be in the future, a party to a number of legal proceedings and claims involving a variety of matters, including environmental matters such as those described in the preceding risk factor and disputes over the ownership or use of intellectual property. Given the uncertainties inherent in litigation, including but not limited to the possible discovery of facts adverse to our position, adverse rulings by a court or adverse decisions by a jury, it is possible that such proceedings could result in a liability that we may have not adequately reserved for, that may not be adequately covered by insurance, or that may otherwise have a material adverse effect on our financial condition or results of operations.

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

Our articles of incorporation and bylaws contain certain provisions which could discourage potential hostile takeover attempts, including: a limitation on the shareholders’ ability to call special meetings of shareholders; advance notice requirements to nominate candidates for election as directors or to propose matters for action at a meeting of shareholders; a classified board of directors, which means that approximately one-third of our directors are elected each year; and the authority of our board of directors to issue, without shareholder approval, preferred stock with such terms as the board may determine. In addition, the laws of Missouri, in which we are incorporated, require a two-thirds vote of outstanding shares to approve mergers or certain other major corporate transactions, rather than a simple majority as in some other states such as Delaware. These provisions could impede a merger or other change of control not approved by our board of directors, which could discourage takeover attempts and in some circumstances reduce the market price of our common stock.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company believes its buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for the Company’s current production requirements and other needs.

The Company’s principal manufacturing facilities and other materially important properties, including those described in the table below, comprise approximately 1,435,000 square feet of floor space, of which approximately 841,000 square feet are owned and approximately 594,000 square feet are leased. Leased facilities of less than 5,000 square feet are not included in the table. See also Note 16 to the Consolidated Financial Statements included herein.

Location	Approximate Size (Sq. Ft.)	Owned/ Leased	If Leased, Expiration Date	Principal Use(s) and (Operating Segment)
Modesto, CA	135,000	Leased	5/31/2021	Office, Engineering & Manufacturing (Filtration)

Denton, TX(1)	130,000	Leased	9/30/2029 (plus options)	Office, Engineering & Manufacturing (Filtration)

Oxnard, CA	127,400	Owned		Office, Engineering & Manufacturing (Filtration)

Cedar Park, TX	118,000	Owned		Office, Engineering & Manufacturing (Test)

South El Monte, CA	100,100	Owned		Office, Engineering & Manufacturing (Filtration)

Durant, OK	100,000	Owned		Manufacturing (Test)

Huntley, IL	86,000	Owned		Office, Engineering & Manufacturing (Technical Packaging)

Watertown, MA	82,100	Owned		Office, Engineering & Manufacturing (USG)

Valencia, CA	79,300	Owned		Office, Engineering & Manufacturing (Filtration)

South El Monte, CA	64,100	Leased	6/30/2017	Office, Engineering & Manufacturing (Filtration)

Eura, Finland	41,500	Owned		Office, Engineering & Manufacturing (Test)

Fremont, Indiana	39,800	Owned		Office, Engineering & Manufacturing (Technical Packaging)

Beijing, China	39,100	Leased	12/31/2017 & 12/21/2019	Manufacturing (Test)

Minocqua, WI	35,400	Owned		Engineering & Manufacturing (Test)

Poznan, Poland	32,000	Owned		Office, Engineering & Manufacturing (Technical Packaging)

Nottingham, England	23,900	Leased	7/31/2019	Office, Engineering & Manufacturing (Technical Packaging)

Hutto, TX	22,600	Leased	9/30/2017	Warehouse (Test)

St. Louis, MO	21,500	Leased	8/31/2020 (plus options)	ESCO Corporate Headquarters

Tunbridge Wells, England	14,400	Leased	7/31/2019	Office, Engineering & Manufacturing (Technical Packaging)

Stevenage, England	12,200	Leased	6/1/2017	(Former Test facility; closed in 2016)

Morrisville, NC	11,600	Leased	8/31/2019	Office (USG)

Huntley, IL	11,500	Leased	12/31/2018	Manufacturing (Filtration)

Marlborough, MA	11,200	Leased	6/30/2020	Office & Engineering (USG)

Wood Dale, IL	10,700	Leased	3/31/2019	Office & Engineering (Test)

Tulsa, OK	9,900	Leased	12/31/2018	Office (USG)

Bangalore, India	8,400	Leased	Various, month-to-month to 8/2/2017	Office, Engineering & Warehouse (Test)

Trondheim, Norway	6,100	Leased	6/30/2018	Office (USG)

Houston, TX	5,200	Leased	6/14/2021	Office (USG)

(1)	The Company acquired this facility in November 2016 in connection with its acquisition of Mayday Manufacturing Co. and Hi-Tech Metals, Inc.

Item 3.  Legal Proceedings

As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. With respect to claims and litigation asserted or commenced against the Company, it is the opinion of Management that final judgments, if any, which might be rendered against the Company are adequately reserved for, are covered by insurance, or are not likely to have a material adverse effect on the Company’s financial condition or results of operations. Nevertheless, given the uncertainties of litigation, it is possible that such claims, charges and litigation could have a material adverse impact on the Company; see Item 1A, “Risk Factors.”

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

	2016		2015
Quarter	High	Low	High	Low
First	$39.98	33.62	$38.44	33.01
Second	39.59	31.50	39.73	34.47
Third	41.68	37.19	39.26	36.20
Fourth	47.39	39.14	39.37	34.03

Holders of Record. As of October 31, 2016 there were approximately 1,878 holders of record of the Company’s common stock.

Dividends. For information about dividends paid on the common stock in the last two fiscal years, please refer to Note 18 to the Company’s Consolidated Financial Statements included herein.

Company Purchases of Equity Securities. The Company did not repurchase any shares of its common stock during the fourth quarter of fiscal 2016.

Securities Authorized for Issuance Under Equity Compensation Plans. For information about securities authorized for issuance under the Company’s equity compensation plans, please refer to Item 12 of this Form 10-K and to Note 11 to the Company’s Consolidated Financial Statements included herein.

Performance Graph. The graph and table below present a comparison of the cumulative total shareholder return on the Company’s common stock as measured against the Russell 2000 index and two customized peer groups whose individual component companies are listed below. Because the Company changed the composition of the peer group for 2016, as described below, the peer group used for the corresponding disclosures in 2015 is also shown for comparison. The Company is not a component of either the 2016 peer group or the 2015 peer group, but it is a component of the Russell 2000 Index. The measurement period begins on September 30, 2011 and measures at each September 30 thereafter. These figures assume that all dividends, if any, paid over the measurement period were reinvested, and that the starting values of each index and the investments in the Company’s common stock were $100 at the close of trading on September 30, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among ESCO Technologies Inc., the Russell 2000 Index,
2015 Peer Group and 2016 Peer Group

Copyright© 2016 Russell Investment Group. All rights reserved.

	9/30/11	9/30/12	9/30/13	9/30/14	9/30/15	9/30/16
ESCO Technologies Inc.	$100.00	153.91	132.78	140.60	146.37	190.78
Russell 2000	100.00	131.91	171.55	178.30	180.52	208.44
2016 Peer Group	100.00	125.33	145.48	154.30	115.26	135.88
2015 Peer Group	100.00	126.06	145.51	156.24	109.78	128.70

The 2016 peer group is composed of eleven companies that correspond to the Company’s four industry segments used for financial reporting purposes during 2016, as follows: Filtration/Fluid Flow segment (36% of the Company’s 2016 total revenue) – CIRCOR International, Inc., CLARCOR Inc., Donaldson Company, Inc. and Moog Inc.; Test segment (28% of the Company’s 2016 total revenue) – EXFO Inc. and FARO Technologies, Inc.; USG segment (23% of the Company’s 2016 total revenue) – Aegion Corporation, Ameresco, Inc. and EnerNOC, Inc.; and Technical Packaging Segment (13% of the Company’s 2016 total revenue) – AptarGroup, Inc. and Bemis Company, Inc.

The 2015 peer group was composed of nine companies that corresponded to the Company’s three industry segments used for financial reporting purposes during 2015, as follows: Filtration/Fluid Flow segment (44% of the Company’s 2015 total revenue) – CIRCOR International, Inc., CLARCOR Inc., Donaldson Company, Inc. and Moog Inc.; Test segment (33% of the Company’s 2015 total revenue) – EXFO Inc. and FARO Technologies, Inc.; and USG segment (23% of the Company’s 2015 total revenue) – Aegion Corporation, Ameresco, Inc. and EnerNOC, Inc.

In calculating the composite return of the 2015 and 2016 peer groups, the return of each company comprising the peer group was weighted by (a) its market capitalization in relation to the other companies in its corresponding Company industry segment, and (b) the percentage of the Company’s total revenue represented by its corresponding Company industry segment.

Item 6.  Selected Financial Data

The following selected consolidated financial data of the Company and its subsidiaries should be read in conjunction with the Company’s Consolidated Financial Statements, the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, as of the respective dates indicated and for the respective periods ended thereon.

(Dollars in millions, except per share amounts)	2016	2015	2014	2013	2012

For years ended September 30:
Net sales	$571.5	537.3	531.1	490.1	478.7

Net earnings from continuing operations	45.9	41.7	42.6	31.3	34.8
Net earnings (loss) from discontinued operations	-	0.8	(42.2)	(56.9)	12.1
Net earnings (loss)	45.9	42.5	0.4	(25.6)	46.9

Earnings (loss) per share:
Basic:
Continuing operations	$1.78	1.60	1.61	1.18	1.30
Discontinued operations	-	0.03	(1.60)	(2.15)	0.46
Net earnings (loss)	$1.78	1.63	0.01	(0.97)	1.76
Diluted:
Continuing operations	$1.77	1.59	1.60	1.17	1.29
Discontinued operations	-	0.03	(1.58)	(2.13)	0.44
Net earnings (loss)	$1.77	1.62	0.02	(0.96)	1.73

As of September 30:
Working capital	$165.4	155.0	148.9	163.6	139.2
Total assets	978.4	864.2	845.9	1,092.3	1,033.8
Total debt	110.0	50.0	40.0	172.0	115.0
Shareholders’ equity	615.1	584.2	580.2	601.7	631.3

Cash dividends declared per common share	$0.32	0.32	0.32	0.32	0.32

See also Notes 2 and 3 to the Consolidated Financial Statements included herein for discussion of acquisition and divestiture activity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements included herein and Notes thereto and refers to the Company’s results from continuing operations, except where noted.

Introduction

ESCO Technologies Inc. and its wholly owned subsidiaries (the Company) are organized into four operating segments for financial reporting purposes: Filtration/Fluid Flow (Filtration), RF Shielding and Test (Test), Utility Solutions Group (USG), and Technical Packaging. The Technical Packaging segment was created in the second quarter of 2016 to disclose TEQ, Plastique and Fremont separately as they no longer met the criteria for aggregation with the Filtration segment. Prior period amounts have been reclassified to conform to the current period presentation. The Company’s business segments are comprised of the following primary operating entities:

•	Filtration: PTI Technologies Inc. (PTI); VACCO Industries (VACCO); Crissair, Inc. (Crissair); and Westland Technologies, Inc. (Westland).

•	Test: ETS-Lindgren Inc. (ETS-Lindgren).

•	USG: Doble Engineering Company (Doble).

•	Technical Packaging: Thermoform Engineered Quality LLC (TEQ); Plastique Limited and Plastique Sp. z o.o. (together, Plastique).

Filtration. Most of the companies within this segment primarily design and manufacture specialty filtration products including hydraulic filter elements and fluid control devices used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned aircraft and submarines; Westland designs, develops and manufactures elastomeric-based signature reduction solutions for U.S. naval vessels.

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

Technical Packaging. The companies within this segment provide innovative solutions to the medical and commercial markets for thermoformed and precision molded pulp fiber packages and specialty products using a wide variety of thin gauge plastics and pulp.

The Company continues to operate with meaningful growth prospects in its primary served markets and with considerable financial flexibility. The Company continues to focus on new products that incorporate proprietary design and process technologies. Management is committed to delivering shareholder value through internal growth, ongoing performance improvement initiatives, and acquisitions.

Highlights of 2016 Operations

•	Sales, net earnings and diluted earnings per share in 2016 were $571.5 million, $45.9 million and $1.77 per share, respectively, compared to sales, net earnings from continuing operations and diluted earnings per share from continuing operations of $537.3 million, $41.7 million and $1.59 per share, respectively, in 2015.

•	Diluted EPS for 2016 was $1.77. Diluted EPS – As Adjusted for 2016 was $2.03 which excludes $6.9 million, net after tax, or $0.26 per share, related to the previously announced exit of Test’s operating facilities in Germany and England and the impact of the domestic headcount reductions, plus Doble’s closure of its Brazil operating office.

•	Net cash provided by operating activities from continuing operations was approximately $73.9 million in 2016, compared to $65.0 million in 2015.

•	At September 30, 2016, cash on hand was $53.8 million and outstanding debt was $110.0 million, for a net debt position (total debt less net cash) of approximately $56.2 million.

•	2016 entered orders were $576.3 million resulting in a book-to-bill ratio of 1.00x. Backlog at September 30, 2016 was $332.4 million compared to $327.5 million at September 30, 2015.

•	In September 2016, the Company acquired the stock of Westland for approximately $41 million in cash. Westland designs, develops and manufactures elastomeric-based signature reduction solutions which enhance U.S. Naval maritime platform survivability. The operating results for Westland, since the date of acquisition are included within the Filtration segment.

•	In January 2016, the Company acquired Plastique, headquartered in Tunbridge Wells, England, for a purchase price of approximately $31.6 million in cash. Plastique is a market leader in the development and manufacture of thermoformed plastic and precision molded pulp fiber packaging. Since the date of acquisition, the operating results for Plastique have been included within the Company’s Technical Packaging segment.

•	In October 2015, the Company acquired the stock and real property of Fremont for a purchase price of $12.5 million in cash. Fremont was a developer and manufacturer of sterile-ready and non-sterile thin gauge thermoformed medical plastic packaging products. Immediately following the acquisition, Fremont was merged into TEQ, and therefore Fremont’s operating results since the date of acquisition are included as part of TEQ within the Company’s Technical Packaging segment.

•	During 2016, the Company repurchased approximately 120,000 shares of its common stock for $4.3 million.

•	The Company declared dividends of $0.32 per share, totaling $8.2 million in payments during 2016.

Results of Operations

Net Sales

				Change	Change
	Fiscal year ended			2016	2015
(Dollars in millions)	2016	2015	2014	vs. 2015	vs. 2014
Filtration	$207.8	196.7	196.5	5.6%	0.1%
Test	161.5	177.6	181.8	(9.1)%	(2.3)%
USG	127.8	123.6	115.6	3.4%	6.9%
Technical Packaging	74.4	39.4	37.2	88.8%	5.9%
Total	$571.5	537.3	531.1	6.4%	1.2%

Net sales increased $34.2 million, or 6.4%, to $571.5 million in 2016 from $537.3 million in 2015. The increase in net sales in 2016 as compared to 2015 was due to a $35.0 million increase in the Technical Packaging segment, an $11.1 million increase in the Filtration segment and a $4.2 million increase in the USG segment, partially offset by a $16.1 million decrease in the Test segment.

Net sales increased $6.2 million, or 1.2%, to $537.3 million in 2015 from $531.1 million in 2014. The increase in net sales in 2015 as compared to 2014 was due to an $8.0 million increase in the USG segment, a $2.2 million increase in the Technical Packaging segment and a $0.2 million increase in the Filtration segment, partially offset by a $4.2 million decrease in the Test segment.

Filtration.

The $11.1 million, or 5.6%, increase in net sales in 2016 as compared to 2015 was primarily due to a $4.6 million increase in net sales from Crissair due to higher aerospace shipments, a $2.5 million increase in net sales from PTI due to higher shipments of aero assemblies and elements, a $1.4 million increase in net sales from VACCO due to higher shipments of its Space products and a $2.5 million sales contribution from Westland (acquired on September 2, 2016).

The $0.2 million increase in net sales in 2015 as compared to 2014 was primarily due to a $7.7 million increase in net sales from PTI due to higher shipments of aero assemblies and industrial products, partially offset by a $7.4 million decrease in net sales from VACCO due to lower shipments of its Space products, primarily to Boeing for NASA’s Space Launch system.

Test.

The net sales decrease of $16.1 million, or 9.1%, in 2016 as compared to 2015 was mainly due to due to a $12 million decrease in net sales from the segment’s European operations due to the European facility consolidation and a $10 million decrease in net sales from the segment’s U.S. operations driven by a decrease in acoustic projects, partially offset by a $6 million increase in net sales from the segment’s Asian operations driven by timing of projects.

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

USG.

The net sales increase of $4.2 million, or 3.4%, in 2016 as compared to 2015 was driven by additional software and service revenue at Doble and the sales contribution from the Enoserv acquisition (acquired January 2015).

The net sales increase of $8.0 million, or 6.9%, in 2015 as compared to 2014 was driven by a $4.6 million contribution from the Enoserv acquisition, higher shipments of the F and M series products, and additional service revenue at Doble.

Technical Packaging.

The $35.0 million, or 88.8%, increase in net sales in 2016 as compared to 2015 was primarily driven by the acquisitions of Plastique and Fremont which contributed $22 million and $7 million, respectively, to 2016 sales and an increase in shipments to commercial customers.

Orders and Backlog

New orders received in 2016 were $576.3 million as compared to $561.9 million in 2015, resulting in order backlog of $332.4 million at September 30, 2016 as compared to order backlog of $327.5 million at September 30, 2015. In 2016, the Company recorded $224.7 million of orders related to Filtration products, $149.5 million of orders related to Test products, $125.3 million of orders related to USG products and $76.8 million of orders related to Technical Packaging products. Orders are entered into backlog as firm purchase order commitments are received.

In 2015, the Company recorded $209.4 million of orders related to Filtration products, $182.0 million of orders related to Test products, $126.7 million of orders related to USG products, and $43.8 million of orders related to Technical Packaging products.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $131.5 million, or 23.0% of net sales, in 2016, $130.2 million, or 24.2% of net sales, in 2015, and $134.9 million, or 25.4% of net sales, in 2014. The increase in SG&A expenses in 2016 as compared to 2015 was mainly due to an increase in SG&A expenses within the Technical Packaging segment due to the Company’s recent acquisitions (Plastique and Fremont) and Corporate (higher acquisition costs, including professional fees) partially offset by a decrease in SG&A expenses within the Test and USG segments due to the facility consolidations and headcount reductions.

The decrease in SG&A expenses in 2015 as compared to 2014 was mainly due to a decrease in SG&A expenses within the Test segment and the Filtration segment driven by the recent facility consolidations and headcount reductions.

Amortization Of Intangible Assets

Amortization of intangible assets was $11.6 million in 2016, $8.9 million in 2015 and $6.7 million in 2014. Amortization of intangible assets included $4.9 million, $4.0 million and $3.4 million of amortization of acquired intangible assets in 2016, 2015 and 2014, respectively, related to the Company’s acquisitions. The amortization of acquired intangible assets related to the Company’s acquisitions is included in the Corporate operating segment’s results. The remaining amortization expenses consist of other identifiable intangible assets (primarily software, patents and licenses) and are included in the respective segment’s operating results. The increase in amortization expense in 2016 as compared to 2015 and 2014 was mainly due to the amortization of intangibles related to the Company’s recent acquisitions and an increase in software amortization.

Other Expenses (Income), Net

Other expenses (income), net, were $7.8 million in 2016, $1.1 million in 2015 and $1.8 million in 2014. The principal components of other expenses (income), net, in 2016 included $4.9 million of restructuring costs related to the Test segment facility consolidation and $2.2 million of costs related to the USG segment restructuring activities. The restructuring costs mainly related to severance and compensation benefits, professional fees and asset impairment charges related to abandoned assets. The principal component of other expenses (income), net, in 2015 included $0.9 million of severance expenses related to headcount reductions primarily at VACCO. The principal components of other expenses (income), net, in 2014 included $1.7 million of costs related to the exit and relocation of Crissair’s Palmdale, California operation into the Canyon facility in Valencia, California. There were no other individually significant items included in other expenses (income), net, in 2016, 2015 or 2014.

Non-GAAP Financial Measures

The information reported herein includes the financial measures EPS – As Adjusted, which the Company defines as EPS from continuing operations less defined restructuring charges; EBIT, which the Company defines as earnings before interest and taxes from continuing operations, without adjustment for the defined restructuring charges; and EBIT margin, which the Company defines as EBIT expressed as a percentage of net sales. EPS – As Adjusted, and EBIT and EBIT margin on a consolidated basis, are not recognized in accordance with U.S. generally accepted accounting principles (GAAP). However, the Company believes that EBIT and EBIT margin provide investors and Management with a valuable alternative method for assessing the Company’s operating results. Management evaluates the performance of its operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of the Company’s business segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations and incentive compensation. The Company believes that the presentation of EBIT, EBIT margin and EPS – As Adjusted provides important supplemental information to investors by facilitating comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. The use of non-GAAP financial measures is not intended to replace any measures of performance determined in accordance with GAAP.

EBIT

				Change	Change
	Fiscal year ended			2016	2015
(Dollars in millions)	2016	2015	2014	vs. 2015	vs. 2014
Filtration	$45.2	41.7	36.4	8.4%	14.6%
% of net sales	21.8%	21.2%	18.5%
Test	13.9	9.5	21.1	46.3%	(55.0)%
% of net sales	8.6%	5.3%	11.6%
USG	31.1	29.6	26.6	5.1%	11.3%
% of net sales	24.3%	23.9%	23.0%
Technical Packaging	9.6	4.9	5.0	95.9%	(2.0)%
% of net sales	12.9%	12.4%	13.4%
Corporate	(30.1)	(23.4)	(25.3)	28.6%	(7.5)%
Total	$69.7	62.3	63.8	11.9%	(2.4)%
% of net sales	12.2%	11.6%	12.0%

The reconciliation of EBIT from continuing operations to a GAAP financial measure is as follows:

(Dollars in millions)	2016	2015	2014
EBIT	$69.7	62.3	63.8
Less: Interest expense	(1.3)	(0.8)	(1.6)
Less: Income taxes	(22.5)	(19.8)	(19.6)
Net earnings from continuing operations	$45.9	41.7	42.6

Filtration

EBIT increased $3.5 million in 2016 as compared to 2015 mainly due to the increased sales volumes at Crissair and VACCO and the EBIT contribution from the current year acquisition of Westland, partially offset by lower margins at PTI due to the impact of early stage production volumes.

EBIT increased $5.3 million in 2015 as compared to 2014 primarily due to the increased sales volumes at PTI and a decrease in restructuring costs that were incurred at Crissair in 2014 related to the exit and relocation of Crissair’s Palmdale, California operation into the Canyon facility in Valencia, California.

Test

The $4.4 million increase in EBIT in 2016 as compared to 2015 was mainly due to the higher sales volumes from the segment’s Asian operations and operational improvement initiatives that were partially offset by $5.1 million of incremental restructuring charges related to closing the Test business operating facilities in Taufkirchen, Germany and Stevenage, England consisting mainly of employee severance and compensation benefits, professional fees, and asset impairment charges. In addition, 2015 EBIT was negatively impacted by incremental charges related to the write-down of certain inventories.

The $11.6 million decrease in EBIT in 2015 as compared to 2014 was mainly due to the lower sales volumes from the segment’s U.S. and European operations, changes in product mix, and incremental charges related to the write-down of certain inventories and charges related to legal costs incurred in defense of patents.

USG

The $1.5 million increase in EBIT in 2016 as compared to 2015 was primarily due to an increase in sales volumes and the full year EBIT contribution from the 2015 acquisition of Enoserv. In addition, 2016 EBIT was negatively impacted by $2.0 million of incremental restructuring charges incurred related to the closing of the Brazil office consisting mainly of employee severance and compensation benefits and asset write downs.

The $3.0 million increase in EBIT in 2015 as compared to 2014 was mainly due to an increase in sales volumes and the EBIT contribution from the current year acquisition of Enoserv.

Technical Packaging

EBIT increased $4.7 million in 2016 as compared to 2015 mainly due to the current year acquisitions of Plastique and Fremont and the higher sales volumes to commercial and medical customers. The decrease in EBIT in 2015 as compared to 2014 was not material.

Corporate

Corporate operating charges included in 2016 consolidated EBIT increased to $30.1 million as compared to $23.4 million due to an increase in professional fees, acquisition related expenses, and head count related expenses.

Corporate operating charges included in 2015 consolidated EBIT decreased to $23.4 million as compared to $25.3 million in 2014 mainly due to a decrease in professional fees and salaries expense.

The “Reconciliation to Consolidated Totals (Corporate)” in Note 15 to the Consolidated Financial Statements included herein represents Corporate office operating charges.

Interest Expense, Net

Interest expense was $1.3 million in 2016, $0.8 million in 2015 and $1.6 million in 2014. The increase in interest expense in 2016 as compared to 2015 was due to higher average interest rates (1.6% vs. 1.3%) and higher average outstanding borrowings ($89.2 million vs. $68.5 million) as a result of the additional borrowings to fund the Company’s recent acquisitions (Westland, Plastique and Fremont). The decrease in interest expense in 2015 as compared to 2014 was due to lower average interest rates (1.3% vs. 1.5%) and lower average outstanding borrowings ($68.5 million vs. $103 million).

Income Tax Expense

The effective tax rates from continuing operations for 2016, 2015 and 2014 were 32.9%, 32.2% and 31.5%, respectively. The increase in the 2016 effective tax rate as compared to 2015 was primarily due to normal tax fluctuations within the ordinary course of business. The increase in the 2015 effective tax rate as compared to 2014 was primarily due to the extension of the research credit as a result of the Tax Increase Prevention Act of 2014 which reduced the 2015 effective tax rate by 0.8%, offset by the release of accruals related to uncertain tax positions as a result of the lapse of statute of limitations and the closing of a U.S. taxing authority’s examination of the Company’s research credit claims which reduced the 2014 effective tax rate by 2.6%.

The Company’s foreign subsidiaries had accumulated unremitted earnings of $46.3 million and cash of $45.2 million at September 30, 2016. No deferred taxes have been provided on these accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to indefinitely reinvest these earnings in continuing international operations. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $7.4 million would be due, which would correspondingly reduce the Company’s net earnings. No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

Capital Resources and Liquidity

The Company’s overall financial position and liquidity are strong. Working capital (current assets less current liabilities) increased to $165.4 million at September 30, 2016, from $155.0 million at September 30, 2015, mainly due to higher cash and accounts receivable balances. The $18.9 million increase in accounts receivable at September 30, 2016, was mainly due to a $7.7 million increase within the Technical Packaging segment due to the current year acquisitions (Plastique and Fremont), a $7.3 million increase within the USG segment due to an increase in sales in the fourth quarter of 2016 and timing of collections, and a $3.9 million increase within the Filtration segment mainly due to the current year acquisition of Westland. The $5.8 million increase in inventory at September 30, 2016, was mainly due to a $5.6 million increase in the Filtration segment due to the Westland acquisition and timing of receipt of raw materials to meet increased sales volumes and new product introductions, and a $3.7 million increase within the Technical Packaging segment due to the Plastique and Fremont acquisitions, partially offset by a $4.5 million decrease within the USG segment.

Net cash provided by operating activities from continuing operations was $73.9 million, $65.0 million and $44.9 million in 2016, 2015 and 2014, respectively. The increase in 2016 as compared to the prior year periods was mainly due to higher net earnings and lower operating working capital requirements.

Net cash used in investing activities from continuing operations was $104.6 million, $39.5 million and $21.3 million in 2016, 2015, and 2014, respectively. The increase in 2016 as compared to 2015 was mainly due to the current year acquisitions. Capital expenditures from continuing operations were $13.8 million, $12.4 million and $12.7 million in 2016, 2015 and 2014, respectively. There were no commitments outstanding that were considered material for capital expenditures at September 30, 2016. In addition, the Company incurred expenditures for capitalized software of $8.7 million, $6.9 million and $8.6 million in 2016, 2015 and 2014, respectively. The increase in 2016 as compared to 2015 was mainly due to higher capitalized software expenditures within the USG and Test segments. The decrease in 2015 as compared to 2014 was mainly due to lower capitalized software expenditures at Doble.

The Company made required pension contributions of zero, $0.7 million and $2.7 million in 2016, 2015 and 2014, respectively.

Net cash provided by financing activities was $46.2 million in 2016 compared to net cash used by financing activities of $16.6 million and $152.5 million in 2015 and 2014, respectively. The increase in 2016 compared to the prior year periods was mainly due to an increase in borrowings related to the 2016 acquisitions.

Acquisitions

2016

On September 2, 2016, the Company acquired the stock of Westland Technologies, Inc. (Westland), located in Modesto, California, for a purchase price of approximately $41 million in cash. Westland is a market leader in the design, development and manufacture of elastomeric-based signature reduction solutions which enhance U.S. Naval maritime platform survivability. Westland has annual sales of approximately $25 million. Since the date of acquisition, the operating results for Westland have been included within the Company’s Filtration segment. Based on the preliminary purchase price allocation, the Company recorded tangible assets, net, of $5.5 million, deferred tax liabilities of $10.4 million, goodwill of $17.9 million, and $28.3 million of identifiable intangible assets primarily consisting of customer relationships.

On January 29, 2016, the Company acquired Plastique, which is headquartered in Tunbridge Wells, England and has manufacturing locations in Nottingham, England and Poznan, Poland, for a purchase price of approximately $31.6 million (of which $2.7 million is due over the next three years). Plastique is a market leader in the development and manufacture of highly-technical thermoformed plastic and precision molded pulp fiber packaging primarily serving pharmaceutical, personal care, and various specialty end markets. Since the date of acquisition, the operating results for Plastique have been included within the Company’s Technical Packaging segment. Plastique has annual sales of approximately $35 million. Based on the purchase price allocation, the Company recorded tangible assets, net, of $9.6 million, goodwill of $10.2 million, and $11.9 million of identifiable intangible assets primarily consisting of customer relationships.

On October 16, 2015, the Company acquired the stock of Fremont for a purchase price of $10.5 million in cash. The Company also purchased for $2 million Fremont’s real property located in Fremont, Indiana. Fremont was a developer, manufacturer, promoter and seller of high quality sterile-ready and non-sterile thin gauge thermoformed medical plastic packaging products. Immediately following the closing of the transaction, Fremont was merged into TEQ, and therefore since the date of acquisition the operating results for Fremont have been included as part of TEQ.

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

Subsequent Event

On November 7, 2016, the Company acquired aerospace suppliers Mayday Manufacturing Co. (Mayday) and its affiliate, Hi-Tech Metals, Inc. (Hi-Tech), which share a state-of-the-art, expandable 130,000 square foot facility in Denton, Texas, for a purchase price of approximately $75 million in cash. Mayday is a leading manufacturer of mission-critical bushings, pins, sleeves and precision-tolerance machined components for landing gear, rotor heads, engine mounts, flight controls and actuation systems for the aerospace and defense industry. Hi-Tech is a full-service metal processor offering aerospace OEM’s and Tier 1 suppliers a large portfolio of processing services including anodizing, cadmium and zinc-nickel plating, organic coatings, non-destructive testing and heat treatment. Mayday and Hi-Tech together have annual sales of approximately $40 million. They will be included in the Company’s Filtration operating segment beginning in 2017.

Divestiture

In March 2014, the Company completed the sale of Aclara Technologies LLC (Aclara) to an affiliate of Sun Capital Partners, Inc. A disagreement between the parties over the calculation of the final working capital adjustment was finally resolved by arbitration on June 15, 2015, resulting in a cash payment to the Company of $2.3 million in 2015. For more information about the Aclara divestiture, see Note 3 to the Consolidated Financial Statements included in this Report.

Bank Credit Facility

On December 21, 2015, the Company amended its existing credit facility to extend the maturity date from May 13, 2017 through December 21, 2020, and to reduce the outstanding borrowing rates and commitment fees. Consistent with the prior credit facility, the amended facility includes a $450 million revolving line of credit as well as provisions allowing for the increase of the credit facility commitment amount by an additional $250 million, if necessary, with the consent of the lenders. The bank syndication supporting the new facility is comprised of a diverse group of nine banks led by JP Morgan Chase Bank, N.A., as Administrative Agent.

At September 30, 2016, the Company had approximately $335 million available to borrow under the Credit Facility, plus the $250 million increase option, in addition to $53.8 million cash on hand. The Company classified $20.0 million as the current portion of short-term debt as of September 30, 2016, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.

The Credit Facility requires, as determined by certain financial ratios, a facility fee ranging from 12.5 to 27.5 basis points per annum on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. As of September 30, 2016, the Company was in compliance with all bank covenants.

Cash flow from operations and borrowings under the Credit Facility are expected to provide adequate resources to meet the Company’s capital requirements and operational needs for the foreseeable future.

Dividends

Since 2010 the Company has paid a regular quarterly cash dividend at an annual rate of $0.32 per share. The Company paid dividends of $8.2 million, $8.4 million and $8.5 million in 2016, 2015 and 2014, respectively.

Contractual Obligations

The following table shows the Company’s contractual obligations as of September 30, 2016:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(Dollars in millions)	Total	1 year	years	years	5 years
Long-Term Debt Obligation	$110.0	–	–	110.0	–
Estimated Interest Payments (1)	5.0	1.9	1.6	1.5	–
Operating Lease Obligations	20.6	6.4	8.8	3.9	1.5
Purchase Obligations (2)	10.2	10.1	0.1	–	–
Total	$145.8	18.4	10.5	115.4	1.5

(1)	Estimated interest payments for the Company’s debt obligations were calculated based on Management’s determination of the estimated applicable interest rates and payment dates.

(2)	A purchase obligation is defined as a legally binding and enforceable agreement to purchase goods and services that specifies all significant terms. Since the majority of the Company’s purchase orders can be cancelled, they are not included in the table above.

As of September 30, 2016, the Company had $0.1 million of liabilities for uncertain tax positions. The unrecognized tax benefits have been excluded from the table above due to uncertainty as to the amounts and timing of settlement with taxing authorities.

The Company has no off-balance-sheet arrangements outstanding at September 30, 2016.

Share Repurchases

In August 2012, the Company’s Board of Directors authorized a common stock repurchase program under which the Company may repurchase shares of its stock from time to time in its discretion, in the open market or otherwise, up to a maximum total repurchase amount of $100 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). This program has been twice extended by the Company’s Board of Directors and is currently scheduled to expire September 30, 2017. The Company repurchased approximately 120,000 shares for $4.3 million in 2016, 517,000 shares for $18.2 million in 2015, and 350,000 shares for $12.0 million in 2014. At September 30, 2016 approximately $50.4 million remained authorized for repurchases under the program.

Pension Funding Requirements

The minimum cash funding requirements related to the Company’s defined benefit pension plans are estimated to be approximately $2.7 million in 2017, $2.5 million in 2018, and $3.9 million in 2019.

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

Outlook

Management continues to see meaningful sales, EBIT, EBITDA, and EPS growth across each of the Company’s business segments, and anticipated growth rates for 2017 and beyond in excess of the Company’s defined peer group and the overall broader industrial market in general. Management’s growth expectations for 2017 (compared to 2016 As -- Adjusted) are as follows:

•	Sales are expected to increase between 18% and 20%, resulting in projected sales in the range of $675 million to $685 million, with all operating segments reflecting meaningful increases.

•	Gross profit dollars are expected to be negatively impacted by a one-time non-cash pretax charge of $3 million or $0.08 per share after-tax, related to Mayday’s inventory “step up.”

•	Interest expense on higher net debt resulting from recent acquisitions and share repurchases is expected to increase to $3.6 million, up from the $1.3 million expense reported in 2016.

•	Non-cash depreciation and amortization of intangibles is expected to increase approximately $9 million pretax ($0.22 per share after-tax) as a result of the recent acquisitions.

•	2017 income tax expense is expected to increase, as Management is projecting a 35% effective tax rate calculated on higher pretax earnings, compared to the 2016 tax rate of 32.9%,

•	In summary, Management projects 2017 EPS to be in the range of $2.16 to $2.26 per share, which reflects the impact of the Mayday inventory “step up” charge of $0.08 per share expected to be incurred in the first half of 2017, and the $0.22 per share impact of additional depreciation and amortization.

Management’s 2017 expectations by operating segment are summarized as follows:

•	Filtration sales are expected to increase over 35% with EBIT margins (excluding the above inventory “step up” charges at Mayday) of approximately 20%. The significant increase in sales and EBIT is driven by the additions of Westland, Mayday and Hi-Tech, the continued strength of the commercial aerospace markets, and significantly higher space (SLS) sales at VACCO.

•	Test sales are expected to increase in the high single digits with EBIT margins near 13%. The sales increase is driven by the catch up from 2016 delayed orders being received and with projects ultimately being delivered in 2017. The EBIT margin increase reflects the lower cost structure resulting from the 2016 restructuring and implementation of other operating improvements.

•	Doble sales are expected to increase in the mid to high single digits with EBIT margins of approximately 26%. The sales increase reflects higher software and service revenues, and flat to slightly higher hardware revenues driven by an expectation of a modest recovery in utility customer capital spending.

•	Technical Packaging sales are expected to increase over 17% with EBIT margins in the low-to-mid teens. The sales increase is driven by Plastique being included for the full year, partially offset by a temporary (3 month) slowdown of KAZ deliveries at TEQ as the customer rationalizes its current inventory in Q1 2017.

•	Corporate costs are expected to be higher due to additional non-cash amortization of purchase accounting intangible assets resulting from the recent acquisitions.

On a quarterly basis, Management expects 2017 operating results to reflect a profile similar to 2016 and previous years, with revenues and EPS being more second-half weighted. As with past years, projected Q4 2017 sales and EPS are expected to be the strongest/highest of the fiscal year. Management expects Q1 2017 EPS to be in the range of $0.35 to $0.40 per share, which reflects one half of the impact of the $3 million, or $0.08 per share, of pretax purchase accounting charges noted above. Additionally, the timing of sales and related earnings within the respective quarters also impacts Q1 comparative EPS.

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

The Company has determined that the market risk related to interest rates with respect to its variable debt is not material. The Company estimates that if market interest rates averaged one percentage point higher, the effect would have been less than 2% of net earnings for the year ended September 30, 2016. The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of September 30, 2016.

(In thousands)	Notional Amount (Currency)	Fair Value (US$)
Forward contract	309 (Euro)	(25)
Forward contracts	1,859 (GBP)	(233)

The Company is also subject to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. The foreign currency most significant to the Company’s operations is the Euro. The Company occasionally hedges certain foreign currency commitments by purchasing foreign currency forward contracts. The Company does not have material foreign currency market risk (e.g. net foreign currency transaction gain/loss was less than 2% of net earnings for 2016, 2015 and 2014).

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

Revenue Recognition

Filtration Segment: Within the Filtration segment, approximately 83% of segment revenues (approximately 30% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers) or when services are performed for unaffiliated customers.

Approximately 17% of segment revenues (approximately 6% of consolidated revenues) are recorded under the percentage-of-completion provisions because the Company manufactures complex products for aerospace and military customers under production contracts. The majority of these contracts are cost-reimbursable contracts which provide for the payment of allowable costs incurred during the performance of the contract plus an incentive fee. The remainder of the contracts are fixed-price contracts. The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion. These estimates involve various assumptions and projections relative to the outcome of future events over a period of several years, including future labor productivity and availability, the nature and complexity of the work to be performed, availability of materials, the impact of delayed performance, the timing of product deliveries, and estimates of incentive fees based on past experience and anticipated performance. These estimates are based on Management’s judgment and the Company’s substantial experience in developing these types of estimates. Changes in underlying assumptions/estimates may adversely affect financial performance if they increase estimated project costs at completion, or positively affect financial performance if they decrease estimated project costs at completion. Due to the nature of these contracts and the operating unit’s cost estimating process, the Company believes that these estimates generally should not be subject to significant variation in the future. There have been no material changes to these estimates for the financial statement periods presented. The Company regularly reviews its estimates to assess revisions in contract values and estimated costs at completion.

Test Segment: Within the Test segment, approximately 31% of revenues (approximately 9% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers) or when services are performed for unaffiliated customers.

Approximately 69% of the segment’s revenues (approximately 20% of consolidated revenues) are recorded under the percentage-of-completion method due to the complex nature of the enclosures that are designed and produced under these contracts. As discussed above, this method of accounting involves the use of various estimating techniques to project costs at completion, which are based on Management’s judgment and the Company’s substantial experience in developing these types of estimates. Changes in underlying assumptions/estimates may adversely or positively affect financial performance in a period. Due to the nature of these contracts and the operating unit’s cost estimating process, the Company believes that these estimates generally should not be subject to significant variation in the future. There have been no material changes to these estimates for the financial statement periods presented. The Company regularly reviews its contract estimates to assess revisions in contract values and estimated costs at completion.

USG Segment: Within the USG segment, 100% of the segment’s revenues (approximately 22% of consolidated revenues) represent products and services sold and are recognized when products are delivered (when title and risk of ownership transfers), when services are performed for unaffiliated customers or on a straight-line basis over the lease term.

Technical Packaging Segment: Within the Technical Packaging segment, 100% of the segment’s revenues (approximately 13% of consolidated revenues) represent products and services sold and are recognized when products are delivered (when title and risk of ownership transfers), or when services are performed for unaffiliated customers.

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

Goodwill And Other Long-Lived Assets

Management annually reviews goodwill and other long-lived assets with indefinite useful lives for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the Company determines that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in the Company’s current business model. The estimates of cash flows and discount rate are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. Management believes that the estimates of future cash flows and fair value are reasonable; however, changes in estimates could result in impairment charges. At September 30, 2016, the Company has determined that no reporting units are at risk of goodwill impairment as the fair value of each reporting unit substantially exceeded its carrying value.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.

Pension Plans and Other Postretirement Benefit Plans

The measurement of liabilities related to pension plans and other postretirement benefit plans is based on Management’s assumptions related to future events including interest rates, return on pension plan assets, and health care cost trend rates. Actual pension plan asset performance will either decrease or increase unamortized pension losses/gains that will affect net earnings in future years. Depending upon the performance of the equity and bond markets in 2017, the Company could be required to record a charge to other comprehensive income/loss. In addition, if the discount rate were decreased by 25 basis points from 3.25% to 3.0%, the projected benefit obligation for the defined benefit plan would increase by approximately $3.2 million and result in an additional after-tax charge to other comprehensive income/loss of approximately $2.0 million. The discount rate used in measuring the Company’s pension and postretirement welfare obligations was developed by matching yields of actual high-quality corporate bonds to expected future pension plan cash flows (benefit payments). Over 400 Aa-rated, non-callable bonds with a wide range of maturities were used in the analysis. After using the bond yields to determine the present value of the plan cash flows, a single representative rate that resulted in the same present value was developed.

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

Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the second quarter of 2016 the Company entered into several forward contracts to purchase pounds sterling to hedge two deferred payments due in connection with the acquisition of Plastique. All derivative instruments are reported on the balance sheet at fair value. The derivative instruments are designated as cash flow hedges and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. See the further discussion regarding the Company’s market risks in “Market Risk Analysis,” above.

Controls and Procedures

For a description of the Company’s evaluation of its disclosure controls and procedures, see Item 9A, “Controls and Procedures.”

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-062, Leases (Topic 842), which, among other things, requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This new standard will increase an entity’s reported assets and liabilities. The new standard is effective for fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition period for all entities. The Company is currently assessing the impact of this new standard on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This new standard is effective for annual periods beginning after December 15, 2016. The Company adopted this new standard during the fourth quarter of 2016 and has applied it on a prospective basis. Therefore, the prior year balance sheet was not retrospectively adjusted.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.  Controls and Procedures

For 2016 the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The evaluation was conducted under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

The material weakness previously identified in the 2015 Form 10-K was remediated by September 30, 2016. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding nominees and directors, the Company’s Code of Ethics, its Audit and Finance Committee, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the sections captioned “Proposal 1: Election of Directors,” “Board of Directors – Governance Policies and Management Oversight,” “Committees” and “Securities Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement.

Information regarding the Company’s executive officers is set forth in Item 1, “Business – Executive Officers of the Registrant,” above.

Item 11.  Executive Compensation

Information regarding the Company’s compensation committee and director and executive officer compensation is hereby incorporated by reference to the sections captioned “Committees – Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Executive Compensation Information” in the 2016 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the beneficial ownership of shares of the Company’s common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent stockholders is hereby incorporated by reference to the section captioned “Securities Ownership” in the 2016 Proxy Statement.

The following table summarizes certain information regarding shares of Company common stock that may be issued by the Company pursuant to its equity compensation plans existing as of September 30, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders (2)	427,438	(3)	N/A	(4)	1,140,800	(5)(6)
Equity compensation plans not approved by security holders	38,179	(7)	N/A	(4)	60,923	(7)
Total	465,617		N/A	(4)	1,201,723

(1)	The number of shares is subject to adjustment for future changes in capitalization by stock splits, stock dividends and similar events.

(2)	Consists of the Company’s 2004 Incentive Compensation Plan and 2013 Incentive Compensation Plan. Since its adoption, the 2004 Incentive Compensation Plan has been amended without shareholder approval in accordance with its terms, as follows:

(i)	With respect to performance share distributions, to eliminate the participant’s options to pay cash for tax withholding and receive all shares due or to defer the distribution, and in the case of the 2004 Incentive Compensation Plan, to eliminate the Committee’s discretion to determine the percentage of the distribution to be made in Shares or to be withheld for tax payments;

(ii)	To remove the restriction that stock issued pursuant to options must be held for investment purposes only; and

(iii)	In accordance with Section 409A of the Code, to eliminate the Committee’s discretion to grant alternative stock appreciation rights to stock option holders covering additional shares, and in the case of the 2004 Incentive Compensation Plan, to restrict the payment of dividend equivalents to recipients of restricted stock awards to the time when the shares to which the dividend equivalents apply are delivered to the recipients.

(3)	Includes 95,131 and 332,207 shares issuable in connection with the vesting and distribution of outstanding performance-accelerated restricted share units awarded under the 2004 Incentive Compensation Plan and 2013 Incentive Compensation Plan, respectively.

(4)	The securities outstanding at September 30, 2016 have no exercise price.

(5)	Represents shares currently available for awards under the 2013 Incentive Compensation Plan. No shares remain available for issuance under the 2004 Incentive Compensation Plan.

(6)	Does not include shares that may be purchased on the open market pursuant to the Company’s Employee Stock Purchase Plan (ESPP). Under the ESPP, participants may elect to have up to 10% of their current salary or wages withheld and contributed to one or more independent trustees for the purchase of shares. At the discretion of an officer of the Company, the Company or a domestic subsidiary or division may contribute cash in an amount not to exceed 20% of the amounts contributed by participants; however, the total number of shares purchased with the Company’s matching contributions after October 15, 2003 may not exceed 200,000. As of September 30, 2016, 580,655 shares had been purchased with the Company’s matching funds of which 168,633 were purchased after October 15, 2003.

(7)	Represents shares issuable pursuant to the Company’s Compensation Plan for Non-Employee Directors (Director Compensation Plan), which provides for each director to be paid (in addition to other fees) an annual retainer fee payable partially in cash and partially in shares. Periodically, the Committee determines the amount of the retainer fee and the allocation of the fee between cash and shares. The maximum number of Shares available for issuance under the Director Compensation Plan is 400,000 shares; as of September 30, 2016, 302,442 shares had been issued and a total of approximately 38,179 shares had been elected by three directors to be issued on a deferred basis. The stock portion of the retainer fee is payable in quarterly installments. Directors may elect to defer receipt of all of their cash compensation and/or all of the stock portion of the retainer fee. The deferred amounts are credited to the director’s deferred compensation account in stock equivalents and are distributed at a future date or dates specified by the director unless distribution is accelerated in certain circumstances, including a change in control of the Company. Deferred cash compensation may be distributed in shares or cash, but any deferred stock portion may only be distributed in shares.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information regarding transactions with related parties and the independence of the Company’s directors, nominees for directors and members of the committees of the board of directors is hereby incorporated by reference to the sections captioned “Board of Directors” and “Committees” in the 2016 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

Information regarding the Company’s independent registered public accounting firm, its fees and services, and the Company’s Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services, is hereby incorporated by reference to the section captioned “Audit-Related Matters” in the 2016 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements. The Consolidated Financial Statements of the Company, and the Report of Independent Registered Public Accounting Firm thereon of KPMG LLP, are included in this Report beginning on page F-1; an Index thereto is set forth on page F-1.

(2)	Financial Statement Schedules. Financial Statement Schedules are omitted because either they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits. The following exhibits are filed with this Report or incorporated herein by reference to the document location indicated:

Exhibit No.	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger, effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed August 7, 2014

4.1	Specimen revised Common Stock Certificate	Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2010

4.2	Credit Agreement dated as of May 14, 2012 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, PNC Bank, National Association as Syndication Agent, and SunTrust Bank, Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Documentation Agents.	Exhibit 4.1 to the Company’s Form 8-K filed May 18, 2012

4.3	Amended and Restated Credit Agreement dated as of December 21, 2015 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, and Bank of America, N.A., BMO Harris Bank, N.A., SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents	Exhibit 4.1 to the Company’s Form 8-K filed December 23, 2015

4.4	Amendment No. 1 to Credit Agreement dated as of December 21, 2015, made as of September 30, 2016	Filed herewith

10.1	Securities Purchase Agreement dated March 14, 2014 between ESCO Technologies Holding LLC and Meter Readings Holding LLC	Exhibit 10.1 to the Company’s Form 8-K filed March 28, 2014

10.2	Form of Indemnification Agreement with each of ESCO’s non-employee directors	Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2012

Exhibit No.		Description	Document Location

10.3(a)	*	First Amendment to the ESCO Electronics Corporation Supplemental Executive Retirement Plan, effective August 2, 1993 (comprising restatement of entire Plan)	Exhibit 10.2(a) to the Company’s Form 10-K for the fiscal year ended September 30, 2012

10.3(b)	*	Second Amendment to Supplemental Executive Retirement Plan, effective May 1, 2001	Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended September 30, 2001

10.3(c)	*	Form of Supplemental Executive Retirement Plan Agreement	Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended September 30, 2002

10.4(a)	*	Directors’ Extended Compensation Plan, adopted effective October 11, 1993	Exhibit 10.3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 2012

10.4(b)	*	First Amendment to Directors’ Extended Compensation Plan effective January 1, 2000	Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended September 30, 2000

10.4(c)	*	Second Amendment to Directors’ Extended Compensation Plan, effective April 1, 2001	Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended September 30, 2001

10.4(d)	*	Third Amendment to Directors’ Extended Compensation Plan, effective October 3, 2007	Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.4(e)	*	Fourth Amendment to Directors’ Extended Compensation Plan, effective August 7, 2013	Exhibit 10.3(e) to the Company’s Form 10-K for the fiscal year ended September 30, 2013

10.5	*	Compensation Plan For Non-Employee Directors, as restated to reflect all amendments through May 29, 2014	Exhibit 10.1 to the Company’s Form 8-K filed October 2, 2014

10.6(a)	*	2004 Incentive Compensation Plan	Appendix B to the Company’s Schedule 14A Proxy Statement filed December 29, 2003

10.6(b)	*	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan	Exhibit 10.6 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004

10.6(c)	*	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan	Exhibit 10.7 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004

10.6(d)	*	First Amendment to 2004 Incentive Compensation Plan, effective August 3, 2006	Exhibit 10.40 to the Company’s Form 10-K for the fiscal year ended September 30, 2006

10.6(e)	*	Forms of Exhibits (“Non-Compete” and “Change of Control”) to Option Agreements in Exhibits 10.8(b) and 10.8(c) above	Exhibit 10.42 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.6(f)	*	Second Amendment to 2004 Incentive Compensation Plan, effective October 3, 2007	Exhibit 10.44 to the Company’s Form 10-K for the fiscal year ended September 30, 2007

10.6(g)	*	Third Amendment to 2004 Incentive Compensation Plan, effective October 1, 2007	Appendix A to the Company’s Schedule 14A Proxy Statement filed December 20, 2007

10.6(h)	*	Board Committee Resolutions Regarding Interpretation of 2004 Incentive Compensation Plan, adopted February 4, 2010	Exhibit 10.1 to the Company’s Form 8-K dated February 10, 2010

10.6(i)	*	Fourth Amendment to 2004 Incentive Compensation Plan, effective February 4, 2010	Exhibit 10.4 to the Company’s Form 8-K filed February 10, 2010

10.6(j)	*	Form of Exhibits (“Non-Compete,” “Compensation Recovery Policy” and “Clawback”) to Incentive Stock Option Agreements and Non-Qualified Stock Option Agreements under 2004 Incentive Compensation Plan	Exhibit 10.8 to the Company’s Form 8-K filed February 10, 2010

Exhibit No.		Description	Document Location

10.6(k)	*	Form of Notice of Award—Performance– Accelerated Restricted Stock under 2004 Incentive Compensation Plan	Exhibit 10 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2010

10.7(a)	*	2013 Incentive Compensation Plan	Appendix A to the Company’s Schedule 14A Proxy Statement filed December 19, 2012

10.7(b)	*	Form of Notice of Award (2013-14) – Performance-Accelerated Restricted Stock (2013 Incentive Compensation Plan)	Exhibit 10.7(b) to the Company’s Form 10-K for the fiscal year ended September 30, 2013

10.7(c)	*	Form of Award Agreement under 2013 Incentive Compensation Plan, effective November 11, 2015	Exhibit 10.1 to the Company’s Form 8-K filed November 12, 2015

10.7(d)	*	Form of Amendment to 2012-2014 Awards under 2004 and 2013 Incentive Compensation Plans, effective November 11, 2015	Exhibit 10.2 to the Company’s Form 8-K filed November 12, 2015

10.8(a)	*	Sixth Amendment and Restatement of Employee Stock Purchase Plan effective as of October 15, 2003	Appendix C to the Company’s Schedule 14A Proxy Statement filed December 29, 2003

10.8(b)	*	Seventh Amendment to Employee Stock Purchase Plan effective as of February 6, 2013	Exhibit 10.8(b) to the Company’s Form 10-K for the fiscal year ended September 30, 2013

10.9	*	Performance Compensation Plan for Corporate, Subsidiary and Division Officers and Key Managers, adopted August 2, 1993, as amended and restated through August 8, 2012	Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended September 30, 2012

10.10	*	Incentive Compensation Plan for Executive Officers, adopted November 9, 2005, as amended and restated through August 8, 2012	Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended September 30, 2012

10.11	*	Compensation Recovery Policy, adopted effective February 4, 2010	Exhibit 10.6 to the Company’s Form 8-K filed February 10, 2010

10.12		Severance Plan adopted as of August 10, 1995, as Amended and Restated November 11, 2015	Exhibit 10.1 to the Company’s Form 8-K/A filed November 30, 2015

10.13(a)	*	Employment Agreement with Victor L. Richey, effective November 3, 1999	Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999 (Agreement with Victor L. Richey is substantially identical to the referenced Exhibit and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.13(b)	*	Second Amendment to Employment Agreement with Victor L. Richey, effective May 5, 2004	Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004

10.13(c)	*	Third Amendment to Employment Agreement with Victor L. Richey, effective December 31, 2007	Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2008

10.14(a)	*	Employment Agreement with Gary E. Muenster, effective November 3, 1999	Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999 (Agreement with Gary E. Muenster is substantially identical to the referenced Exhibit except that it provides a minimum base salary of $108,000, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.14(b)	*	Second Amendment to Employment Agreement with Gary E. Muenster, effective May 5, 2004	Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004

Exhibit No.		Description	Document Location

10.14(c)	*	Third Amendment to Employment Agreement with Gary E. Muenster, effective December 31, 2007	Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2008 (Third Amendment with Gary E. Muenster is substantially identical to the referenced Exhibit except that (i) the termination amounts payable under Paragraph 9.a(1) are equal to base salary for 12 months and (ii) under Paragraph 9.a(1)(B), such termination amounts may be paid in biweekly installments equal to 1/26th of such amounts, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.14(d)	*	Fourth Amendment to Employment Agreement with Gary E. Muenster, effective February 6, 2008	Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2008

10.15(a)	*	Employment Agreement with Alyson S. Barclay, effective November 3, 1999	Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999 (Agreement with Alyson S. Barclay is substantially identical to the referenced Exhibit except that it provides a minimum base salary of $94,000, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.15(b)	*	Second Amendment to Employment Agreement with Alyson S. Barclay, effective May 5, 2004	Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004 (Second Amendment with Alyson S. Barclay is substantially identical to the referenced Exhibit, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.15(c)	*	Third Amendment to Employment Agreement with Alyson S. Barclay, effective December 31, 2007	Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2008 (Note: Third Amendment with Alyson S. Barclay is substantially identical to the referenced Exhibit except that (i) the termination amounts payable under Paragraph 9.a(1) are equal to base salary for 12 months and (ii) under Paragraph 9.a(1)(B), such termination amounts may be paid in biweekly installments equal to 1/26th of such amounts, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.15(d)	*	Fourth Amendment to Employment Agreement with Alyson S. Barclay, effective July 29, 2010	Exhibit 10.1 to the Company’s Form 8-K filed August 3, 2010

21		Subsidiaries of the Company	Filed herewith

23		Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1		Certification of Chief Executive Officer	Filed herewith

31.2		Certification of Chief Financial Officer	Filed herewith

32	**	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	***	XBRL Instance Document	Submitted herewith

101.SCH	***	XBRL Schema Document	Submitted herewith

101.CAL	***	XBRL Calculation Linkbase Document	Submitted herewith

101.LAB	***	XBRL Label Linkbase Document	Submitted herewith

Exhibit No.		Description	Document Location

101.PRE	***	XBRL Presentation Linkbase Document	Submitted herewith

101.DEF	***	XBRL Definition Linkbase Document	Submitted herewith

*	Indicates a management contract or compensatory plan or arrangement.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

***	Exhibit 101 to this report consists of documents formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCO TECHNOLOGIES INC.

By:	/s/ Victor L. Richey
Victor L. Richey
President and Chief Executive Officer

Date: November 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor L. Richey	Chairman, President, Chief Executive Officer	November 29, 2016
Victor L. Richey	and Director

/s/ Gary E. Muenster	Executive Vice President, Chief Financial	November 29, 2016
Gary E. Muenster	Officer (Principal Accounting Officer)
and Director

/s/ Vinod M. Khilnani	Director	November 29, 2016
Vinod M. Khilnani

/s/ Leon J. Olivier	Director	November 29, 2016
Leon J. Olivier

/s/ Robert J. Phillippy	Director	November 29, 2016
Robert J. Phillippy

/s/ Larry W. Solley	Director	November 29, 2016
Larry W. Solley

/s/ James M. Stolze	Director	November 29, 2016
James M. Stolze

FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

ESCO Technologies Inc.:

We have audited the accompanying consolidated balance sheets of ESCO Technologies Inc. and subsidiaries (the Company) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ESCO Technologies Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ESCO Technologies Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri

November 29, 2016

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
Years ended September 30,	2016	2015	2014
Net sales	$571,459	537,291	531,120
Costs and expenses:
Cost of sales	350,807	334,850	323,939
Selling, general and administrative expenses	131,493	130,166	134,899
Amortization of intangible assets	11,630	8,850	6,744
Interest expense, net	1,308	785	1,567
Other expenses (income), net	7,801	1,119	1,764
Total costs and expenses	503,039	475,770	468,913
Earnings before income tax	68,420	61,521	62,207
Income tax expense	22,538	19,785	19,594
Net earnings from continuing operations	45,882	41,736	42,613
Earnings from discontinued operations, net of tax expense of $5,713 in 2014	–	–	9,858
Earnings (loss) on sale from discontinued operations, net of tax expense (benefit) of $390 and $(11,747) in 2015 and 2014, respectively	–	776	(52,061)
Net earnings (loss) from discontinued operations	–	776	(42,203)
Net earnings	$45,882	42,512	410
Earnings (loss) per share:
Basic:
Continuing operations	$1.78	1.60	1.61
Discontinued operations	–	0.03	(1.60)
Net earnings	$1.78	1.63	0.01
Diluted:
Continuing operations	$1.77	1.59	1.60
Discontinued operations	–	0.03	(1.58)
Net earnings	$1.77	1.62	0.02
Average common shares outstanding (in thousands):
Basic	25,762	26,077	26,447
Diluted	25,968	26,265	26,644

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)
Years ended September 30,	2016	2015	2014
Net earnings	$45,882	42,512	410
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,462)	(6,297)	(844)
Amortization of prior service costs and actuarial gains (losses)	(5,250)	(6,961)	(1,686)
Net unrealized gain(loss) on derivative instruments	(33)	(94)	—
Total other comprehensive income (loss), net of tax	(6,745)	(13,352)	(2,530)
Comprehensive income (loss)	$39,137	29,160	(2,120)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
As of September 30,	2016	2015

ASSETS

Current assets:
Cash and cash equivalents	$53,825	39,411
Accounts receivable, less allowance for doubtful accounts of $1,930 and $1,563 in 2016 and 2015, respectively	121,486	102,607
Costs and estimated earnings on long-term contracts, less progress billings of $31,129 and $25,309 in 2016 and 2015, respectively	28,746	28,387
Inventories	105,542	99,786
Current portion of deferred tax assets	—	15,558
Other current assets	13,884	12,502
Total current assets	323,483	298,251

Property, plant and equipment:
Land and land improvements	9,374	8,212
Buildings and leasehold improvements	62,822	58,140
Machinery and equipment	99,240	84,904
Construction in progress	5,423	2,829
	176,859	154,085

Less accumulated depreciation and amortization	(84,454)	(76,727)
Net property, plant and equipment	92,405	77,358

Intangible assets, net	231,759	190,748
Goodwill	323,616	291,157
Other assets	7,108	6,694

Total Assets	$978,371	864,208

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
As of September 30,	2016	2015

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	42,074	37,863
Advance payments on long-term contracts, less costs incurred of $35,266 and $49,779 in 2016 and 2015, respectively	16,187	18,626
Accrued salaries	28,769	23,373
Current portion of deferred revenue	27,212	21,498
Accrued other expenses	23,834	21,851
Total current liabilities	158,076	143,211

Pension obligations	39,842	30,382
Deferred tax liabilities	69,562	74,469
Other liabilities	5,782	1,964
Long-term debt	90,000	30,000
Total liabilities	363,262	280,026

Shareholders’ equity:

Preferred stock, par value $.01 per share, authorized 10,000,000 shares
Common stock, par value $.01 per share, authorized 50,000,000 shares; issued 30,364,183 and 30,358,864 shares in 2016 and 2015, respectively	304	304
Additional paid-in capital	290,588	286,485
Retained earnings	471,272	433,632
Accumulated other comprehensive loss, net of tax	(39,283)	(32,538)
	722,881	687,883

Less treasury stock, at cost (4,647,322 and 4,542,214 common shares in 2016 and 2015, respectively)	(107,772)	(103,701)
Total shareholders’ equity	615,109	584,182

Total Liabilities and Shareholders’ Equity	$978,371	864,208

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance, September 30, 2013	30,148	$301	284,565	407,512	(16,656)	(74,008)	601,714

Comprehensive income (loss):
Net (loss) earnings	—	—	—	410	—	—	410
Translation adjustments, net of tax of $62	—	—	—	—	(844)	—	(844)
Net unrecognized actuarial loss, net of tax of $310	—	—	—	—	(1,686)	—	(1,686)

Cash dividends declared ($0.32 per share)	—	—	—	(8,471)	—	—	(8,471)

Stock options and stock compensation plans, net of tax benefit of $(295)	100	1	740	—	—	277	1,018

Purchases into treasury	—	—	—	—	—	(11,970)	(11,970)
Balance, September 30, 2014	30,248	$302	285,305	399,451	(19,186)	(85,701)	580,171

Comprehensive income (loss):
Net earnings	—	—	—	42,512	—	—	42,512
Translation adjustments, net of tax of $63	—	—	—	—	(6,297)	—	(6,297)
Net unrecognized actuarial loss, net of tax of $3,979	—	—	—	—	(6,961)	—	(6,961)
Forward exchange contract, net of tax of $35	—	—	—	—	(94)	—	(94)

Cash dividends declared ($0.32 per share)	—	—	—	(8,331)	—	—	(8,331)

Stock options and stock compensation plans, net of tax of $300	111	2	1,180	—	—	248	1,430

Purchases into treasury	—	—	—	—	—	(18,248)	(18,248)
Balance, September 30, 2015	30,359	$304	286,485	433,632	(32,538)	(103,701)	584,182

Comprehensive income (loss):
Net earnings	—	—	—	45,882	—	—	45,882
Translation adjustments, net of tax of $383	—	—	—	—	(1,462)	—	(1,462)
Net unrecognized actuarial loss, net of tax of $3,059	—	—	—	—	(5,250)	—	(5,250)
Forward exchange contract, net of tax of $95	—	—	—	—	(33)	—	(33)

Cash dividends declared ($0.32 per share)	—	—	—	(8,242)	—	—	(8,242)

Stock options and stock compensation plans, net of tax of $18	5	—	4,103	—	—	232	4,335

Purchases into treasury	—	—	—	—	—	(4,303)	(4,303)
Balance, September 30, 2016	30,364	$304	290,588	471,272	(39,283)	(107,772)	615,109

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
Years ended September 30,	2016	2015	2014
Cash flows from operating activities:
Net earnings	$45,882	42,512	410
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (earnings) loss from discontinued operations, net of tax	—	(776)	42,203
Depreciation and amortization	23,568	18,584	16,362
Stock compensation expense	4,704	4,779	4,815
Changes in assets and liabilities	1,746	(745)	(10,533)
Effect of deferred taxes on tax provision	(2,993)	1,417	(2,664)
Pension contributions	—	(650)	(2,700)
Other	952	(144)	(3,008)
Net cash provided by operating activities – continuing operations	73,859	64,977	44,885
Net cash provided (used) by discontinued operations	—	776	(1,443)
Net cash provided by operating activities	73,859	65,753	43,442
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(82,062)	(20,500)	—
Capital expenditures	(13,843)	(12,444)	(12,714)
Additions to capitalized software	(8,665)	(6,901)	(8,629)
Net cash used by investing activities – continuing operations	(104,570)	(39,845)	(21,343)
Net cash provided by investing activities – discontinued operations	—	—	123,512
Net cash (used) provided by investing activities	(104,570)	(39,845)	102,169
Cash flows from financing activities:
Proceeds from long-term debt	140,000	106,000	84,000
Principal payments on long-term debt	(80,000)	(96,000)	(216,000)
Dividends paid	(8,248)	(8,369)	(8,472)
Purchases of shares into treasury	(4,303)	(18,248)	(11,970)
Debt issuance costs	(1,097)	—	—
Other	(128)	(24)	(45)
Net cash provided (used) by financing activities	46,224	(16,641)	(152,487)
Effect of exchange rate changes on cash and cash equivalents	(1,099)	(4,987)	(843)
Net increase (decrease) in cash and cash equivalents	14,414	4,280	(7,719)
Cash and cash equivalents at beginning of year	39,411	35,131	42,850
Cash and cash equivalents at end of year	$53,825	39,411	35,131

Changes in assets and liabilities:
Accounts receivable, net	$(9,088)	3,848	(13,469)
Costs and estimated earnings on long-term contracts, net	(359)	(589)	(7,081)
Inventories	1,101	(5,494)	(4,064)
Other assets and liabilities	772	1,420	2,522
Accounts payable	(1,953)	(2,496)	1,791
Advance payments on long-term contracts, net	(2,439)	3,591	(2,508)
Accrued expenses	4,042	(7,045)	8,659
Deferred revenue and costs, net	5,460	1,183	2,458
Pension obligations	4,210	4,837	1,159
	$1,746	(745)	(10,533)
Supplemental cash flow information:
Interest paid	$1,361	876	1,863
Income taxes paid (including state & foreign)	22,631	13,611	29,944

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

A.	Principles of Consolidation

The Consolidated Financial Statements include the accounts of ESCO Technologies Inc. (ESCO) and its wholly owned subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated in consolidation.

B.	Basis of Presentation

The Company’s fiscal year ends September 30. Throughout these Consolidated Financial Statements, unless the context indicates otherwise, references to a year (for example 2016) refer to the Company’s fiscal year ending on September 30 of that year. Certain prior period amounts have been reclassified to conform to the current period presentation.

Aclara is reflected as discontinued operations in the consolidated financial statements and related notes for all periods presented, in accordance with accounting principles generally accepted in the United States of America (GAAP). See Note 3.

C.	Nature of Operations

The Company is organized based on the products and services it offers, and classifies its business operations in segments for financial reporting purposes. Beginning in the second quarter of 2016 Management expanded the presentation of its reporting segments to include a fourth segment, Technical Packaging. This segment was created to separately disclose TEQ along with the recently acquired Plastique and Fremont businesses, as they no longer met the criteria for aggregation with the Filtration segment. Prior period segment amounts have been reclassified to conform to the current period presentation.

Under the current organizational structure, the Company has four segments for financial reporting purposes: Filtration, RF Shielding and Test (Test), Utility Solutions Group (USG) and Technical Packaging.

Filtration: The companies within this segment primarily design and manufacture specialty filtration products including hydraulic filter elements and fluid control devices used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned aircraft and submarines.

Test: ETS-Lindgren Inc. provides its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy.

USG: Doble provides high-end, intelligent, diagnostic test solutions for the electric power delivery industry.

Technical Packaging: The companies within this segment provide innovative solutions to the medical and commercial markets for thermoformed and precision molded pulp fiber packages and specialty products using a wide variety of thin gauge plastics and pulp.

D.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

E.	Revenue Recognition

Filtration: Within the Filtration segment, approximately 83% of revenues (approximately 30% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers) or when services are performed for unaffiliated customers.

Approximately 17% of segment revenues (approximately 6% of consolidated revenues) are recorded under the percentage-of-completion method. The majority of these contracts are cost-reimbursable contracts which provide for the payment of allowable costs incurred during the performance of the contract plus an incentive fee. The remainder of the contracts are fixed-price contracts. Products accounted for under this guidance include the design, development and manufacture of complex fluid control products, quiet valves, manifolds and systems primarily for the aerospace and military markets. For fixed-price contracts that are accounted for under this guidance, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes these revenues and costs based on units delivered. The percentage-of-completion method of accounting involves the use of various techniques to estimate expected costs at completion.

Test: Within the Test segment, approximately 31% of revenues (approximately 9% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers) or when services are performed for unaffiliated customers.

Approximately 69% of the segment’s revenues (approximately 20% of consolidated revenues) are recorded under the percentage-of-completion method due to the complex nature of the enclosures that are designed and produced under these contracts. Products accounted for under this guidance include the construction and installation of complex test chambers to a buyer’s specifications that provide its customers with the ability to measure and contain magnetic, electromagnetic and acoustic energy. As discussed above, for arrangements that are accounted for under this guidance, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes these revenues and costs based primarily on contract milestones.

The percentage-of-completion method of accounting involves the use of various techniques to estimate expected costs at completion. These estimates are based on Management’s judgment and the Company’s substantial experience in developing these types of estimates.

USG: Within the USG segment, 100% of segment revenues (approximately 22% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers), when services are performed for unaffiliated customers or on a straight-line basis over the lease term.

Technical Packaging: Within the Technical Packaging segment, 100% of revenues (13% of consolidated revenues) are recognized when products are delivered (when title and risk of ownership transfers) or when services are performed for unaffiliated customers.

F.	Cash and Cash Equivalents

Cash equivalents include temporary investments that are readily convertible into cash, such as money market funds, with original maturities of three months or less.

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

Other intangible assets represent costs allocated to identifiable intangible assets, principally customer relationships, capitalized software, patents, trademarks, and technology rights. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. See Note 4 regarding goodwill and other intangible assets activity.

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

The number of shares used in the calculation of earnings per share for each year presented is as follows:

(in thousands)	2016	2015	2014
Weighted Average Shares Outstanding — Basic	25,762	26,077	26,447
Performance- Accelerated Restricted Stock	206	188	197
Shares — Diluted	25,968	26,265	26,644

Q.	Share-Based Compensation

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

Accumulated other comprehensive loss of $(39.3) million at September 30, 2016 consisted of $(34.5) million related to the pension net actuarial loss; $(4.7) million related to currency translation adjustments; and $(0.1) million related to forward exchange contracts. Accumulated other comprehensive loss of $(32.5) million at September 30, 2015 consisted of $(29.2) million related to the pension net actuarial loss; $(3.2) million related to currency translation adjustments; and $(0.1) million related to forward exchange contracts.

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of September 30, 2016 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during 2016.

V.	New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-062, Leases (Topic 842), which, among other things, requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This new standard will increase an entities’ reported assets and liabilities. The new standard is effective for fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition period for all entities. The Company is currently assessing the impact of this new standard on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This new standard is effective for annual periods beginning after December 15, 2016. The Company adopted this new standard during the fourth quarter of 2016 and has applied it on a prospective basis. Therefore, the prior year balance sheet was not retrospectively adjusted.

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

2.	Acquisitions

2016

On September 2, 2016, the Company acquired the stock of Westland Technologies, Inc. (Westland), located in Modesto, California, for a purchase price of approximately $41 million in cash. Westland is a market leader in the design, development and manufacture of elastomeric-based signature reduction solutions which enhance U.S. Naval maritime platform survivability. Westland has annual sales of approximately $25 million. Since the date of acquisition, the operating results for Westland have been included within the Company’s Filtration segment. Based on the preliminary purchase price allocation, the Company recorded tangible assets, net, of $5.5 million, deferred tax liabilities of $10.4 million, goodwill of $17.9 million, and $28.3 million of identifiable intangible assets primarily consisting of customer relationships.

On January 29, 2016, the Company acquired Plastique Limited and Plastique Sp. z o.o. (together, Plastique), headquartered in Tunbridge Wells, England with manufacturing locations in Nottingham, England and Poznan, Poland, for a purchase price of approximately $31.6 million (of which $2.7 million is due over the next three years). Plastique is a market leader in the development and manufacture of highly-technical thermoformed plastic and precision molded pulp fiber packaging primarily serving pharmaceutical, personal care, and various specialty end markets. Since the date of acquisition, the operating results for Plastique have been included within the Company’s Technical Packaging segment. Plastique has annual sales of approximately $35 million. Based on the purchase price allocation, the Company recorded tangible assets, net, of $9.6 million, goodwill of $10.2 million, and $11.9 million of identifiable intangible assets primarily consisting of customer relationships.

On October 16, 2015, the Company acquired the stock of Fremont Plastics, Inc. (Fremont) for a purchase price of $10.5 million in cash. The Company also purchased for $2 million Fremont’s real property located in Fremont, Indiana. Fremont was a developer, manufacturer, promoter and seller of high quality sterile-ready and non-sterile thin gauge thermoformed medical plastic packaging products. Immediately following the closing of the transaction, Fremont was merged into TEQ, and therefore since the date of acquisition the operating results for Fremont have been included as part of TEQ.

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

3.	Aclara Divestiture

On March 28, 2014, the Company completed the sale of Aclara to an affiliate of Sun Capital Partners, Inc. The divestiture generated approximately $135 million of gross cash proceeds. A disagreement between the parties over the calculation of the final working capital adjustment was resolved by arbitration on June 15, 2015, resulting in a cash payment to the Company of $2.3 million. Aclara is reflected as discontinued operations in the consolidated financial statements and related notes for all periods presented.

Aclara’s pretax earnings (loss) recorded in discontinued operations was $1.2 million and $(48.2) million for the years ended September 30, 2015 and 2014, respectively. The 2014 pretax loss consisted of Aclara’s pretax earnings from its results of operations of $15.6 million and a pretax loss of $63.8 million on the sale of Aclara. Aclara’s net sales were $129.6 million for the year ended September 30, 2014. Aclara’s operations were included within the Company’s USG segment prior to the classification as discontinued operations.

4.	Goodwill and Other Intangible Assets

Included on the Company’s Consolidated Balance Sheets at September 30, 2016 and 2015 are the following intangible assets gross carrying amounts and accumulated amortization:

(Dollars in millions)	2016	2015
Goodwill	$323.6	291.2

Intangible assets with determinable lives:
Patents
Gross carrying amount	$1.0	1.0
Less: accumulated amortization	0.8	0.8
Net	$0.2	0.2

Capitalized software
Gross carrying amount	$54.0	45.5
Less: accumulated amortization	26.7	20.1
Net	$27.3	25.4

Customer Relationships
Gross carrying amount	$111.9	70.5
Less: accumulated amortization	28.6	24.7
Net	$83.3	45.8

Other
Gross carrying amount	$2.8	2.6
Less: accumulated amortization	0.9	0.4
Net	$1.9	2.2
Intangible assets with indefinite lives:
Trade names	$119.1	117.1

The Company performed its annual evaluation of goodwill and intangible assets for impairment during the fourth quarter of 2016 and concluded no impairment existed at September 30, 2016.

The changes in the carrying amount of goodwill attributable to each business segment for 2016 and 2015 are as follows:

(Dollars in millions)	Filtration	Test	USG	Technical Packaging	Total
Balance as of September 30, 2014	$26.0	34.7	216.8	4.8	282.3
Adjustments	–	(0.5)	9.4	–	8.9
Balance as of September 30, 2015	26.0	34.2	226.2	4.8	291.2
Adjustments	17.9	(0.1)	–	14.6	32.4
Balance as of September 30, 2016	$43.9	34.1	226.2	19.4	323.6

Amortization expense related to intangible assets with determinable lives was $11.6 million, $8.9 million and $6.7 million in 2016, 2015 and 2014, respectively. Patents are amortized over the life of the patents, generally 17 years. Capitalized software is amortized over the estimated useful life of the software, generally three to seven years. Customer relationships are generally amortized over twenty years. Intangible asset amortization for fiscal years 2017 through 2021 is estimated at approximately $15 million per year.

5.	Accounts Receivable

Accounts receivable, net of the allowance for doubtful accounts, consist of the following at September 30, 2016 and 2015:

(Dollars in thousands)	2016	2015
Commercial	$112,280	99,083
U.S. Government and prime contractors	9,206	3,524
Total	$121,486	102,607

6.	Inventories

Inventories consist of the following at September 30, 2016 and 2015:

(Dollars in thousands)	2016	2015
Finished goods	$19,451	19,120
Work in process	37,922	33,176
Raw materials	48,169	47,490
Total	$105,542	99,786

7.	Related Parties

One of the Company’s directors is an officer at a customer of the Company’s subsidiary Doble. Doble sells products, leases equipment and provides testing services to the customer in the ordinary course of Doble’s business. The total amount of these sales were approximately $1.4 million, $0.8 million and $0.8 million during fiscal 2016, 2015 and 2014, respectively. All transactions between Doble and the customer are intended to be and have been consistent with Doble’s normal commercial terms offered to its customers, and the Company’s Board of Directors has determined that the relationship between the Company and the customer is not material and did not impair either the Company’s or the director’s independence.

8.	Income Tax Expense

Total income tax expense (benefit) for 2016, 2015 and 2014 was allocated to income tax expense as follows:

(Dollars in thousands)	2016	2015	2014
Income tax expense from Continuing Operations	$22,538	19,785	19,594
Income tax expense (benefit) from Discontinued Operations	–	390	(6,034)
Total income tax expense	$22,538	20,175	13,560

The components of income from continuing operations before income taxes for 2016, 2015 and 2014 consisted of the following:

(Dollars in thousands)	2016	2015	2014
United States	$62,353	56,661	56,196
Foreign	6,067	4,860	6,011
Total income before income taxes	$68,420	61,521	62,207

The principal components of income tax expense (benefit) from continuing operations for 2016, 2015 and 2014 consist of:

(Dollars in thousands)	2016	2015	2014
Federal:
Current	$19,236	11,906	18,756
Deferred	(909)	5,406	(2,442)
State and local:
Current	1,674	867	1,397
Deferred	(222)	16	(245)
Foreign:
Current	1,899	1,525	2,044
Deferred	860	65	84
Total	$22,538	19,785	19,594

The actual income tax expense (benefit) from continuing operations for 2016, 2015 and 2014 differs from the expected tax expense for those years (computed by applying the U.S. Federal corporate statutory rate) as follows:

	2016	2015	2014
Federal corporate statutory rate	35.0%	35.0%	35.0%
State and local, net of Federal benefits	2.0	1.2	2.0
Foreign	(1.0)	(1.5)	(1.7)
Research credit	(2.5)	(1.8)	(1.0)
Domestic production deduction	(2.8)	(2.6)	(2.9)
Change in uncertain tax positions	–	(0.2)	(2.9)
Executive compensation	0.9	0.9	1.3
Valuation allowance	1.8	1.0	1.3
Other, net	(0.5)	0.2	0.4
Effective income tax rate	32.9%	32.2%	31.5%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2016 and 2015 are presented below:

(Dollars in thousands)	2016	2015
Deferred tax assets:
Inventories	$7,553	6,336
Pension and other postretirement benefits	13,978	11,663
Net operating loss carryforward — domestic	372	520
Net operating loss carryforward — foreign	4,991	4,135
Other compensation-related costs and other cost accruals	13,678	11,785
State credit carryforward	1,944	1,704
Total deferred tax assets	42,516	36,143

Deferred tax liabilities:
Goodwill	(15,528)	(14,829)
Acquisition assets	(69,934)	(57,415)
Depreciation, software amortization	(20,285)	(18,681)
Net deferred tax liabilities before valuation allowance	(63,231)	(54,782)
Less valuation allowance	(5,711)	(4,129)
Net deferred tax liabilities	$(68,942)	(58,911)

The Company has a foreign net operating loss (NOL) carryforward of $18.7 million at September 30, 2016, which reflects tax loss carryforwards in Brazil, Germany, India, Finland, China, South Africa and the United Kingdom. $17.7 million of the tax loss carryforwards have no expiration date while the remaining $1.0 million will expire between 2019 and 2025. The Company has state NOL carryforwards of $0.3 million at September 30, 2016 which expire between 2025 and 2036. The Company also has net state research and other credit carryforwards of $1.9 million of which $1.5 million expires between 2025 and 2036. The remaining $0.4 million does not have an expiration date.

The valuation allowance for deferred tax assets as of September 30, 2016 and 2015 was $5.7 million and $4.1 million, respectively. The net change in the total valuation allowance for each of the years ended September 30, 2016 and 2015 was an increase of $1.6 million and a decrease of $0.2 million, respectively. The Company has established a valuation allowance against state credit carryforwards of $0.6 million and $0.5 million at September 30, 2016 and 2015. In addition, the Company has established a valuation allowance against state NOL carryforwards that are not expected to be realized in future periods of $0.3 million at both September 30, 2016 and 2015. Lastly, the Company has established a valuation allowance against certain NOL carryforwards in foreign jurisdictions which may not be realized in future periods. The valuation allowance established against the foreign NOL carryforwards was $4.8 million and $3.3 million at September 30, 2016 and 2015, respectively.

The Company’s foreign subsidiaries have accumulated unremitted earnings of $46.3 million and cash of $45.2 million at September 30, 2016. No deferred taxes have been provided on these accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to indefinitely reinvest these earnings in continuing international operations. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $7.4 million would be due, which would correspondingly reduce the Company’s net earnings. No significant portion of the Company’s foreign subsidiaries’ earnings was taxed at a very low tax rate.

The Company had $0.1 million of unrecognized benefits as of both September 30, 2016 and 2015, which, net of Federal benefit, if recognized, would affect the Company’s effective tax rate.

The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next 12 months. The Company’s policy is to include interest related to unrecognized tax benefits in income tax expense and penalties in operating expense. As of September 30, 2016, 2015 and 2014, the Company had zero accrued interest related to uncertain tax positions, net of Federal income tax benefit, on its Consolidated Balance Sheets. No significant penalties have been accrued.

The principal jurisdictions for which the Company files income tax returns are U.S. Federal and the various city, state, and international locations where the Company has operations. The U.S. Federal tax years for the periods ended September 30, 2012 and forward remain subject to income tax examination. Various state tax years for the periods ended September 30, 2012 and forward remain subject to income tax examinations. The Company is subject to income tax in many jurisdictions outside the United States, none of which is individually significant.

9.	Debt

Debt consists of the following at September 30, 2016 and 2015:

(Dollars in thousands)	2016	2015
Revolving credit facility, including current portion	$110,000	50,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$90,000	30,000

On December 21, 2015, the Company amended its existing credit facility to extend the maturity date from May 13, 2017 through December 21, 2020, and to reduce the outstanding borrowing rates and commitment fees. Consistent with the prior credit facility, the amended facility includes a $450 million revolving line of credit as well as provisions allowing for the increase of the credit facility commitment amount by an additional $250 million, if necessary, with the consent of the lenders. The bank syndication supporting the new facility is comprised of a diverse group of nine banks led by JP Morgan Chase Bank, N.A., as Administrative Agent.

At September 30, 2016, the Company had approximately $335 million available to borrow under the Credit Facility, plus a $250 million increase option, in addition to $53.8 million cash on hand. The Company classified $20.0 million as the current portion of long-term debt as of September 30, 2016, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.

The Credit Facility requires, as determined by certain financial ratios, a facility fee ranging from 12.5 to 27.5 basis points per annum on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. During 2016 and 2015, the maximum aggregate short-term borrowings at any month-end were $110 million and $83 million, respectively; the average aggregate short-term borrowings outstanding based on month-end balances were $89.2 million and $68.5 million, respectively; and the weighted average interest rates were 1.58%, 1.27% and 1.48% for 2016, 2015 and 2014, respectively. The letters of credit issued and outstanding under the Credit Facility totaled $4.9 million and $8.0 million at September 30, 2016 and 2015, respectively.

10.	Capital Stock

The 30,364,183 and 30,358,864 common shares as presented in the accompanying Consolidated Balance Sheets at September 30, 2016 and 2015 represent the actual number of shares issued at the respective dates. The Company held 4,647,322 and 4,542,214 common shares in treasury at September 30, 2016 and 2015, respectively.

In August 2012, the Company’s Board of Directors authorized a common stock repurchase program under which the Company may repurchase shares of its stock from time to time in its discretion, in the open market or otherwise, up to a maximum total repurchase amount of $100 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). This program has been repeatedly extended by the Company’s Board of Directors and is currently scheduled to expire September 30, 2017. The Company repurchased approximately 120,000 shares for $4.3 million in 2016, 517,000 shares for $18.2 million in 2015, and 350,000 shares for $12.0 million in 2014.

11.	Share-Based Compensation

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted share unit (PARS) awards, and to non-employee directors under a non-employee directors compensation plan. The Company has no stock options currently outstanding.

Performance-Accelerated Restricted Share Unit Awards

A PARS award represents the right to receive a specified number of shares of Company common stock if and when the award vests. A PARS award is not stock and does not give the recipient any rights as a shareholder until it vests and is paid out in shares of stock. PARS awards currently outstanding have a five-year vesting period, with accelerated vesting if certain targets based on market conditions are achieved. In these cases, if it is probable that the performance condition will be met, the Company recognizes compensation cost on a straight-line basis over the shorter performance period; otherwise, it will recognize compensation cost over the longer service period. Compensation cost for the majority of the outstanding PARS awards is being recognized over the shorter performance period as it is probable the performance condition will be met. The PARS award grants were valued at the stock price on the date of grant. Pretax compensation expense related to the PARS awards for continuing operations was $3.9 million, $4.0 million and $4.1 million for 2016, 2015 and 2014, respectively.

The following summary presents information regarding outstanding PARS awards as of the specified dates, and changes during the specified periods:

	FY 2016		FY 2015		FY 2014
	Shares	Estimated Weighted Avg. Price	Shares	Estimated Weighted Avg. Price	Shares	Estimated Weighted Avg. Price
Nonvested at October 1,	326,536	$35.29	332,340	$32.23	425,245	$33.29
Granted	120,902	$35.75	123,501	$34.33	109,404	$33.12
Vested	(8,000)	$36.06	(129,305)	$26.66	(168,809)	$35.13
Cancelled	(12,000)	$35.47	–	–	(33,500)	$34.08
Nonvested at September 30,	427,438	$35.40	326,536	$35.29	332,340	$32.23

Non-Employee Directors Plan

The non-employee directors compensation plan provides to each non-employee director a retainer of 900 common shares per quarter. Compensation expense related to the non-employee director grants was $0.8 million, $0.8 million and $0.7 million for 2016, 2015 and 2014, respectively.

Total Share-Based Compensation

The total share-based compensation cost that has been recognized in results of operations and included within SG&A from continuing operations was $4.7 million, $4.8 million and $4.8 million for 2016, 2015 and 2014, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $1.3 million, $1.6 million and $1.3 million for 2016, 2015 and 2014, respectively. The Company has elected to use tax law ordering rules when calculating the income tax benefit associated with its share-based payment arrangements. In addition, the Company elected to use the simplified method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized. As of September 30, 2016, there was $5.1 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.2 years.

12.	Retirement and Other Benefit Plans

Substantially all domestic employees were covered by a defined contribution pension plan maintained by the Company. Effective December 31, 2003, the Company’s defined benefit plan was frozen and no additional benefits have been accrued after that date. As a result, the accumulated benefit obligation and projected benefit obligation are equal. These frozen retirement income benefits are provided to employees under defined benefit pay-related and flat-dollar plans, which are noncontributory. The annual contributions to the defined benefit retirement plan equal or exceed the minimum funding requirements of the Employee Retirement Income Security Act. In addition to providing retirement income benefits, the Company provides unfunded postretirement health and life insurance benefits to certain retirees. To qualify, an employee must retire at age 55 or later and the employee’s age plus service must equal or exceed 75. Retiree contributions are defined as a percentage of medical premiums. Consequently, retiree contributions increase with increases in the medical premiums. The life insurance plans are noncontributory and provide coverage of a flat dollar amount for qualifying retired employees. Effective December 31, 2004, no new retirees were eligible for life insurance benefits.

The Company uses a measurement date of September 30 for its pension and other postretirement benefit plans. The Company has an accrued benefit liability of $0.7 million and $0.9 million at September 30, 2016 and 2015, respectively, related to its other postretirement benefit obligations. All other information related to its postretirement benefit plans is not considered material to the Company’s results of operations or financial condition.

The following tables provide a reconciliation of the changes in the pension plans and fair value of assets over the two-year period ended September 30, 2016, and a statement of the funded status as of September 30, 2016 and 2015:

(Dollars in millions)
Reconciliation of benefit obligation	2016	2015
Net benefit obligation at beginning of year	$93.6	92.5
Interest cost	3.9	3.8
Actuarial loss	11.1	4.5
Gross benefits paid	(7.8)	(7.2)
Settlements	(0.2)	–
Net benefit obligation at end of year	$100.6	93.6

(Dollars in millions)
Reconciliation of fair value of plan assets	2016	2015
Fair value of plan assets at beginning of year	$63.0	73.0
Actual return on plan assets	5.1	(3.7)
Employer contributions	0.5	0.9
Gross benefits paid	(7.8)	(7.2)
Settlements	(0.2)	–
Fair value of plan assets at end of year	$60.6	63.0

(Dollars in millions)
Funded Status	2016	2015
Funded status at end of year	$(40.0)	(30.6)
Accrued benefit cost	(40.0)	(30.6)

Amounts recognized in the Balance Sheet consist of:
Current liability	(0.2)	(0.2)
Noncurrent liability	(39.8)	(30.4)
Accumulated other comprehensive (income)/loss (before tax effect)	56.0	47.6

Amounts recognized in accumulated other comprehensive (income)/loss consist of:
Net actuarial loss	56.0	47.6

Accumulated other comprehensive (income)/loss (before tax effect)	$56.0	47.6

The estimated amount that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost (income) in 2017 is $2.5 million.

The following table provides the components of net periodic benefit cost for the plans for 2016, 2015 and 2014:

(Dollars in millions)	2016	2015	2014
Service cost	$–	–	–
Interest cost	3.9	3.8	4.0
Expected return on plan assets	(4.4)	(4.5)	(4.4)
Net actuarial loss	2.0	1.8	1.6
Settlement gain	–	–	–
Net periodic benefit cost	1.5	1.1	1.2
Defined contribution plans	3.5	3.4	3.3
Total	$5.0	4.5	4.5

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

The following weighted-average assumptions were used to determine the net periodic benefit cost for the pension plans:

	2016	2015	2014
Discount rate	4.25%	4.25%	4.75%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	6.75%	6.75%	7.00%

The following weighted-average assumptions were used to determine the net periodic benefit obligations for the pension plans:

	2016	2015
Discount rate	3.25%	4.25%
Rate of increase in compensation levels	N/A	N/A

The assumed rate of increase in compensation levels is not applicable in 2016, 2015 and 2014 as the plan was frozen in earlier years.

The asset allocation for the Company’s pension plans at the end of 2016 and 2015, the Company’s acceptable range and the target allocation for 2017, by asset category, are as follows:

	Target Allocation	Acceptable	Percentage of Plan Assets at Year-end
Asset Category	2017	Range	2016	2015
Return seeking	60%	55-65%	59%	62%
Liability hedging	40%	35-45%	38%	37%
Cash/cash equivalents	–	0-5%	3%	1%

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

Fair Value of Financial Measurements

The fair values of the Company’s defined benefit plan investments as of September 30, 2016 and 2015, by asset category, were as follows:

(Dollars in millions)	2016	2015
Investments at fair value:
Cash and cash equivalents	$1.6	0.8
Common and preferred stock funds:
Domestic large capitalization	8.9	9.9
Domestic small/mid capitalization	2.7	3.3
International funds	12.3	13.5
Fixed income funds	30.6	31.1
Real estate investment funds	4.5	4.4
Total investments at fair value	$60.6	63.0

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

Expected Cash Flows

Information about the expected cash flows for the pension and other postretirement benefit plans follows:

(Dollars in millions)	Pension Benefits	Other Benefits
Expected Employer Contributions — 2017	$2.9	0.1
Expected Benefit Payments:
2017	4.8	0.1
2018	4.9	0.1
2019	5.1	0.1
2020	5.7	0.1
2021	5.4	0.1
2022-2026	$28.9	0.4

13.	Derivative Financial Instruments

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During the second quarter of 2016, the Company entered into several forward contracts to purchase pounds sterling (GBP) to hedge two deferred payments due in connection with the acquisition of Plastique. During 2015, the Company entered into a forward contract to purchase Euros to hedge the foreign currency risk related to Euro-denominated inventory payments. The Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized may differ for open positions, which remain subject to ongoing market price fluctuations until settlement. The derivative instruments are designated as cash flow hedges and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. The fair value of the foreign currency derivative is classified in accrued expenses on the Company’s Consolidated Balance Sheets. The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of September 30, 2016.

(In thousands)	Notional Amount (Currency)	Fair Value (US$)
Forward contract	309 (Euro)	(25)
Forward contracts	1,859 (GBP)	(233)

Fair value of financial instruments

The Company’s forward contracts are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of September 30, 2016:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Forward contracts	$–	(258)	–	(258)

Valuation was based on third party evidence of similarly priced derivative instruments.

14.       Other Financial Data

Items charged to continuing operations during 2016, 2015 and 2014 included the following:

(Dollars in thousands)	2016	2015	2014
Research and development (R&D) costs:
Company-sponsored	12,863	16,728	16,880
Customer-sponsored	6,972	6,776	11,586
Total R&D	19,835	23,504	28,466
Other engineering costs	12,233	13,899	12,484
Total R&D and other engineering costs	32,068	37,403	40,950
As a % of net sales	5.6%	7.0%	7.7%

15.	Business Segment Information

The Company is organized based on the products and services it offers, and classifies its business operations in segments for financial reporting purposes. Currently, the Company has four reporting segments: Filtration/Fluid Flow (Filtration), RF Shielding and Test (Test), Utility Solutions Group (USG) and Technical Packaging.

The Filtration segment’s operations consist of: PTI Technologies Inc., VACCO Industries (VACCO), Crissair, Inc. (Crissair) and Westland Technologies Inc. (Westland). The companies in this segment primarily design and manufacture specialty filtration products including hydraulic filter elements and fluid control devices used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned aircraft and submarines.

Test segment operations consist of ETS-Lindgren Inc. and related subsidiaries (ETS-Lindgren). ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy. ETS-Lindgren also manufactures radio frequency shielding products and components used by manufacturers of medical equipment, communications systems, electronic products, and shielded rooms for high-security data processing and secure communication.

The USG segment’s operations consist of Doble Engineering Company and related subsidiaries (Doble). Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of power factor and partial discharge testing instruments used to assess the integrity of high-voltage power delivery equipment. Previously, USG also included Aclara Technologies LLC. See Note 3.

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

The Company evaluates the performance of its operating units based on EBIT, which is defined as earnings before interest and taxes. EBIT on a consolidated basis is a non-GAAP financial measure; see “Non-GAAP Financial Measures” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Intersegment sales and transfers are not significant. Segment assets consist primarily of customer receivables, inventories, capitalized software and fixed assets directly associated with the production processes of the segment. Segment depreciation and amortization is based upon the direct assets listed above.

Net Sales

(Dollars in millions)
Year ended September 30,	2016	2015	2014
Filtration	$207.8	196.7	196.5
Test	161.5	177.6	181.8
USG	127.8	123.6	115.6
Technical Packaging	74.4	39.4	37.2
Consolidated totals	$571.5	537.3	531.1

No customer exceeded 10% of sales in 2016 or 2015; one customer exceeded 10% of sales in 2014.

EBIT

(Dollars in millions)
Year ended September 30,	2016	2015	2014
Filtration	$45.2	41.7	36.4
Test	13.9	9.5	21.1
USG	31.1	29.6	26.6
Technical Packaging	9.6	4.9	5.0
Reconciliation to consolidated totals (Corporate)	(30.1)	(23.4)	(25.3)
Consolidated EBIT	69.7	62.3	63.8
Less: interest expense	(1.3)	(0.8)	(1.6)
Earnings before income tax	$68.4	61.5	62.2

Identifiable Assets

(Dollars in millions)
Year ended September 30,	2016	2015
Filtration	$143.5	127.0
Test	110.9	117.8
USG	85.4	80.6
Technical Packaging	40.9	14.8
Corporate	597.7	524.0
Consolidated totals	$978.4	864.2

Corporate assets consist primarily of goodwill, deferred taxes, acquired intangible assets, cash balances and assets held for sale.

Capital Expenditures

(Dollars in millions)
Year ended September 30,	2016	2015	2014
Filtration	$3.3	5.0	5.8
Test	3.3	3.1	1.4
USG	3.3	3.3	4.1
Technical Packaging	3.9	1.0	1.2
Corporate	–	–	0.2
Consolidated totals	$13.8	12.4	12.7

In addition to the above amounts, the Company incurred expenditures for capitalized software of $8.7 million, $6.9 million and $8.6 million in 2016, 2015 and 2014, respectively.

Depreciation and Amortization

(Dollars in millions)
Year ended September 30,	2016	2015	2014
Filtration	$4.0	3.8	4.0
Test	3.6	3.1	2.7
USG	8.1	6.2	4.8
Technical Packaging	2.9	1.4	1.2
Corporate	5.0	4.1	3.7
Consolidated totals	$23.6	18.6	16.4

Depreciation expense of property, plant and equipment was $11.9 million, $9.7 million and $9.6 million for 2016, 2015 and 2014, respectively.

Geographic Information

Net Sales

(Dollars in millions)
Year ended September 30,	2016	2015	2014
United States	$403.6	385.5	374.0
Asia	68.1	70.4	59.9
Europe	71.6	46.6	62.0
Canada	12.9	11.6	10.4
India	2.9	4.3	3.3
Other	12.4	18.9	21.5
Consolidated totals	$571.5	537.3	531.1

Long-Lived Assets

(Dollars in millions)
Year ended September 30,	2016	2015
United States	$79.9	74.5
Europe	11.7	2.1
Other	0.8	0.8
Consolidated totals	$92.4	77.4

Net sales are attributed to countries based on location of customer. Long-lived assets are attributed to countries based on location of the asset.

16.	Commitments and Contingencies

The Company leases certain real property, equipment and machinery under non-cancelable operating leases. Rental expense under these operating leases was $6.0 million, $5.2 million and $5.3 million for 2016, 2015 and 2014, respectively. Future aggregate minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2016, are:

(Dollars in thousands)
Years ending September 30:
2017	6,351
2018	4,879
2019	3,880
2020	2,493
2021 and thereafter	2,988
Total	$20,591

At September 30, 2016, the Company had $4.9 million in letters of credit outstanding as guarantees of contract performance. As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. Additionally, the Company is currently involved in various stages of investigation and remediation relating to environmental matters. It is the opinion of Management that the aggregate costs involved in the resolution of these matters, and final judgments, if any, which might be rendered against the Company are adequately reserved for, are covered by insurance, or are not likely to have a material adverse effect on the Company’s results from continuing operations, capital expenditures, or competitive position.

17.	Subsequent Event

On November 7, 2016, the Company acquired aerospace suppliers Mayday Manufacturing Co. (Mayday) and its affiliate, Hi-Tech Metals, Inc. (Hi-Tech), which share a state-of-the-art, expandable 130,000 square foot facility in Denton, Texas, for a purchase price of approximately $75 million in cash. Mayday is a leading manufacturer of mission-critical bushings, pins, sleeves and precision-tolerance machined components for landing gear, rotor heads, engine mounts, flight controls, and actuation systems for the aerospace and defense industry. Hi-Tech is a full-service metal processor offering aerospace OEM’s and Tier 1 suppliers a large portfolio of processing services including anodizing, cadmium and zinc-nickel plating, organic coatings, non-destructive testing, and heat treatment. Mayday and Hi-Tech will be included in the Company’s Filtration segment beginning in 2017.

18.	Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth	Fiscal
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

2016

Net sales	$132,833	138,930	140,191	159,505	571,459
Net earnings from continuing operations	8,829	8,610	11,528	16,915	45,882
Net earnings (loss) from discontinued operations	—	—	—	—	—
Net earnings	8,829	8,610	11,528	16,915	45,882

Basic earnings (loss) per share:
Net earnings from continuing operations	0.34	0.33	0.45	0.66	1.78
Net earnings (loss) from discontinued operations	—	—	—	—	—
Net earnings	0.34	0.33	0.45	0.66	1.78

Diluted earnings (loss) per share:
Net earnings from continuing operations	0.34	0.33	0.44	0.65	1.77
Net earnings (loss) from discontinued operations	—	—	—	—	—
Net earnings	0.34	0.33	0.44	0.65	1.77

Dividends declared per common share	$0.08	0.08	0.08	0.08	0.32

2015

Net sales	$120,547	128,941	134,191	153,612	537,291
Net earnings from continuing operations	10,023	7,982	10,748	12,983	41,736
Net (loss) earnings from discontinued operations	—	(372)	1,148	—	776
Net earnings	10,023	7,610	11,896	12,983	42,512

Basic earnings (loss) per share:
Net earnings from continuing operations	0.38	0.31	0.41	0.50	1.60
Net (loss) earnings from discontinued operations	—	(0.01)	0.04	—	0.03
Net (loss) earnings	0.38	0.30	0.45	0.50	1.63

Diluted earnings (loss) per share:
Net earnings from continuing operations	0.38	0.30	0.41	0.50	1.59
Net (loss) earnings from discontinued operations	—	(0.01)	0.04	—	0.03
Net earnings	0.38	0.29	0.45	0.50	1.62

Dividends declared per common share	$0.08	0.08	0.08	0.08	0.32

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

The Company has a strong financial team, from its executive leadership to each of its individual contributors. Management monitors compliance with its financial policies and practices over critical areas including internal controls, financial accounting and reporting, accountability, and safeguarding of its corporate assets. The internal audit function maintains oversight over the key areas of the business and financial processes and controls, and reports directly to the Audit and Finance Committee. Additionally, all employees are required to adhere to the ESCO Code of Business Conduct and Ethics, which is monitored by the Corporate Ethics Committee.

Management is dedicated to ensuring that the standards of financial accounting and reporting that are established are maintained. The Company’s culture demands integrity and a commitment to strong internal practices and policies.

The Consolidated Financial Statements have been audited by KPMG LLP, whose report is included herein.

November 29, 2016

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of September 30, 2016, based on these criteria.

Our internal control over financial reporting as of September 30, 2016, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

We acquired Plastique Group Limited (Plastique) on January 29, 2016 and Westland Technologies, Inc. (Westland) on September 2, 2016. Plastique and Westland had total assets representing 9.9 percent of consolidated assets, and total net sales representing 4.3 percent of consolidated net sales, as of and for the year ended September 30, 2016. We excluded from our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016 internal control over financial reporting associated with Plastique and Westland.

November 29, 2016

/s/ Victor L. Richey	/s/ Gary E. Muenster

Victor L. Richey	Gary E. Muenster
Chairman, Chief Executive Officer	Executive Vice President
and President	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

ESCO Technologies Inc.:

We have audited ESCO Technologies Inc.’s (the Company) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, ESCO Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Plastique Group Limited (Plastique) and Westland Technologies, Inc. (Westland) during the year ended September 30, 2016, and management excluded from its assessment of the effectiveness of the Comapny’s internal control over financial reporting as of September 30, 2016, Plastique’s and Westland’s internal control over financial reporting associated with total assets representing 9.9 percent of consolidated assets, and total net sales representing 4.3 percent of consolidated net sales, included in the consolidated financial statements of ESCO Technologies Inc. and subsidiaries as of and for the year ended September 30, 2016. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Plastique and Westland.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ESCO Technologies Inc. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016, and our report dated November 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
November 29, 2016

EXHIBITS

The following exhibits are submitted with and attached to this Form 10-K; exhibit numbers correspond to the exhibit table in Item 601 of Regulation S-K. For a complete list of exhibits including those incorporated by reference, see Item 15(a)(3) of this Form 10-K, above.

Exhibit No.		Exhibit

4.4		Amendment No. 1 to December 21, 2015 Credit Agreement, made as of September 30, 2016

21		Subsidiaries of the Company

23		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer

31.2		Certification of Chief Financial Officer

32	**	Certification of Chief Executive Officer and Chief Financial Officer

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Schema Document

101.CAL	***	XBRL Calculation Linkbase Document

101.LAB	***	XBRL Label Linkbase Document

101.PRE	***	XBRL Presentation Linkbase Document

101.DEF	***	XBRL Definition Linkbase Document

*	Filed with the Securities and Exchange Commission but not included in the Annual Report to Shareholders; the Exhibit may be viewed and copied on the SEC’s website or a printed copy may be obtained from the Company on request.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

***	Exhibit 101 to this report consists of documents formatted in XBRL (Extensible Business Reporting Language); a printed copy is not included.