Form 10-Q
period 2016-12-31
ESCO TECHNOLOGIES INC
filed 2017-02-08
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at January 31, 2017
Common stock, $.01 par value per share	25,723,161

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended December 31,
	2016	2015

Net sales	$146,368	132,833
Costs and expenses:
Cost of sales	92,914	80,049
Selling, general and administrative expenses	33,762	33,291
Amortization of intangible assets	3,649	2,694
Interest expense, net	684	229
Other (income) expenses, net	(766)	3,602
Total costs and expenses	130,243	119,865

Earnings before income taxes	16,125	12,968
Income tax expense	5,398	4,139
Net earnings	$10,727	8,829

Earnings per share:
Basic - Net earnings	$0.42	0.34

Diluted - Net earnings	$0.41	0.34

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2016	2015

Net earnings	$10,727	8,829
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,363)	(1,138)
Net unrealized (loss) gain on derivative instruments	(133)	63
Total other comprehensive (loss) income, net of tax	(4,496)	(1,075)
Comprehensive income	$6,231	7, 754

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$51,755	53,825
Accounts receivable, net	127,231	121,486
Costs and estimated earnings on long-term contracts, less progress billings of $33,851 and $31,129, respectively	25,165	28,746
Inventories	116,896	105,542
Other current assets	11,669	13,884
Total current assets	332,716	323,483
Property, plant and equipment, net of accumulated depreciation of $89,209 and $84,454, respectively	111,946	92,405
Intangible assets, net of accumulated amortization of $60,604 and $56,955, respectively	266,408	231,759
Goodwill	353,303	323,616
Other assets	5,123	7,108
Total assets	$1,069,496	978,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	37,310	42,074
Advance payments on long-term contracts, less costs incurred of $41,760 and $35,266, respectively	24,756	16,187
Accrued salaries	18,403	28,769
Current portion of deferred revenue	26,868	27,212
Accrued other expenses	22,054	23,834
Total current liabilities	149,391	158,076
Pension obligations	40,128	39,842
Deferred tax liabilities	84,498	69,562
Other liabilities	14,842	5,782
Long-term debt	160,000	90,000
Total liabilities	448,859	363,262
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,364,183 and 30,364,183 shares, respectively	304	304
Additional paid-in capital	291,883	290,588
Retained earnings	479,942	471,272
Accumulated other comprehensive loss, net of tax	(43,779)	(39,283)
	728,350	722,881
Less treasury stock, at cost: 4,643,722 and 4,647,322 common shares, respectively	(107,713)	(107,772)
Total shareholders’ equity	620,637	615,109
Total liabilities and shareholders’ equity	$1,069,496	978,371

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$10,727	8,829
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,088	5,360
Stock compensation expense	1,437	1,329
Changes in assets and liabilities	(2,053)	(16,935)
Effect of deferred taxes	(1,393)	1,259
Change in deferred revenue and costs, net	(333)	1,290
Other	263	208
Net cash provided by operating activities	15,736	1,340

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(75,000)	(12,408)
Additions to capitalized software	(1,433)	(1,713)
Capital expenditures	(6,989)	(2,749)
Net cash used by investing activities	(83,422)	(16,870)

Cash flows from financing activities:
Proceeds from long-term debt	90,000	33,000
Principal payments on long-term debt	(20,000)	(13,000)
Dividends paid	(2,057)	(2,065)
Debt issuance costs	-	(950)
Other	(134)	-
Net cash provided by financing activities	67,809	16,985
Effect of exchange rate changes on cash and cash equivalents	(2,193)	(1,041)
Net (decrease) increase in cash and cash equivalents	(2,070)	414
Cash and cash equivalents, beginning of period	53,825	39,411
Cash and cash equivalents, end of period	$51,755	39,825

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The Company’s results for the three-month period ended December 31, 2016 are not necessarily indicative of the results for the entire 2017 fiscal year. References to the first quarters of 2017 and 2016 represent the fiscal quarters ended December 31, 2016 and 2015, respectively.

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

2.	ACQUISITION

On November 7, 2016, the Company acquired aerospace suppliers Mayday Manufacturing Co. and its affiliate, Hi-Tech Metals, Inc. (collectively referred to as Mayday), which share a 130,000 square foot facility in Denton, Texas, for a purchase price of $75 million in cash. Mayday Manufacturing Co. is a leading manufacturer of mission-critical bushings, pins, sleeves and precision-tolerance machined components for landing gear, rotor heads, engine mounts, flight controls, and actuation systems for the aerospace and defense industry. Hi-Tech Metals, Inc. is a full-service metal processor offering aerospace OEM’s, Tier 1 suppliers, a large portfolio of processing services including anodizing, cadmium and zinc-nickel plating, organic coatings, non-destructive testing, and heat treatment. Mayday has annual sales of approximately $40 million. Since the date of acquisition the consolidated operating results for Mayday have been included in the Company’s Filtration segment. Based on the preliminary purchase price allocation, the Company recorded approximately $7.4 million of accounts receivable, $11.0 million of inventory, $16.6 million of property, plant and equipment (including a capital lease), $9.5 million of lease liability, $15.7 million of deferred tax liabilities, $30.1 million of goodwill (non-deductible for tax purposes), $4.8 million of trade names and $32.8 million of amortizable identifiable intangible assets consisting primarily of customer relationships with a weighted-average life of approximately 20 years.

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

	Three Months Ended December 31,
	2016	2015

Weighted Average Shares Outstanding - Basic	25,720	25,820
Dilutive Options and Restricted Shares	259	224

Adjusted Shares - Diluted	25,979	26,044

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Compensation expense related to the restricted share awards was $1.2 million and $1.1 million for the three-month periods ended December 31, 2016 and 2015, respectively. There were 526,260 non-vested shares outstanding as of December 31, 2016.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.2 million and $0.2 million for the three-month periods ended December 31, 2016 and 2015, respectively.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.4 million and $1.3 million for the three-month periods ended December 31, 2016 and 2015, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million and $0.5 million for the three-month periods ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was $8.8 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.4 years.

5.	INVENTORIES

Inventories consist of the following:

(In thousands)	December 31, 2016	September 30, 2016

Finished goods	$25,464	19,451
Work in process	41,837	37,922
Raw materials	49,595	48,169
Total inventories	$116,896	105,542

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at December 31, 2016 and September 30, 2016 are the following intangible assets gross carrying amounts and accumulated amortization:

(Dollars in thousands)	December 31, 2016	September 30, 2016
Goodwill	$353,303	323,616

Intangible assets with determinable lives:
Patents
Gross carrying amount	$917	917
Less: accumulated amortization	738	726
Net	$179	191

Capitalized software
Gross carrying amount	$55,438	54,003
Less: accumulated amortization	28,504	26,737
Net	$26,934	27,266

Customer Relationships
Gross carrying amount	$144,288	111,887
Less: accumulated amortization	30,972	28,633
Net	$113,316	83,254

Other
Gross carrying amount	$3,176	2,777
Less: accumulated amortization	968	859
Net	$2,208	1,918
Intangible assets with indefinite lives:
Trade names	$123,771	119,128

The changes in the carrying amount of goodwill attributable to each business segment for the three months ended December 31, 2016 is as follows:

(Dollars in millions)	USG	Test	Filtration	Packaging	Total
Balance as of September 30, 2016	226.2	34.1	43.9	19.4	323.6
Adjustments	-	-	30.4	(0.7)	29.7
Balance as of December 31, 2016	$226.2	34.1	74.3	18.7	353.3

7.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers, and classifies its business operations in four segments for financial reporting purposes: Filtration/Fluid Flow (Filtration), RF Shielding and Test (Test), Utility Solutions Group (USG) and Technical Packaging. The Filtration segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair), Westland Technologies Inc. (Westland), Mayday and its affiliate Hi-Tech. The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned and unmanned aircraft; manufacture elastomeric-based signature reduction solutions for the U.S. Navy; and manufacture landing gear components for the aerospace and defense industry. The Test segment’s operations consist of ETS-Lindgren Inc. and related subsidiaries (ETS-Lindgren). ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy. The USG segment’s operations consist of Doble Engineering Company and related subsidiaries (Doble). Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment. The Technical Packaging segment’s operations consist of Thermoform Engineered Quality LLC (TEQ) and Plastique Limited and Plastique Sp. Z o.o (together, Plastique). The companies within this segment provide innovative solutions to the medical and commercial markets for thermoformed and precision molded pulp fiber packages and specialty products using a wide variety of thin gauge plastics and pulp.

Management evaluates and measures the performance of its operating segments based on “Net Sales” and “EBIT”, which are detailed in the table below. EBIT is defined as earnings before interest and taxes.

(In thousands)	Three Months Ended December 31,
	2016	2015
NET SALES
Filtration	$58,785	42,317
Test	33,827	42,773
USG	35,556	34,522
Technical Packaging	18,200	13,221
Consolidated totals	$146,368	132,833

EBIT
Filtration	$10,726	8,284
Test	2,425	2,338
USG	9,674	8,249
Technical Packaging	1,031	1,813
Corporate (loss)	(7,047)	(7,487)
Consolidated EBIT	16,809	13,197
Less: Interest expense	(684)	(229)
Earnings before income taxes	$16,125	12,968

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

8.	DEBT

The Company’s debt is summarized as follows:

(In thousands)	December 31, 2016	September 30, 2016
Total borrowings	$180,000	110,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$160,000	90,000

The Company’s existing credit facility maturity date is December 21, 2020. The credit facility includes a $450 million revolving line of credit as well as provisions allowing for the increase of the credit facility commitment amount by an additional $250 million, if necessary, with the consent of the lenders. The bank syndication supporting the new facility is comprised of a diverse group of nine banks led by JPMorgan Chase Bank, N.A., as Administrative Agent.

At December 31, 2016, the Company had approximately $265 million available to borrow under the Credit Facility, and a $250 million increase option, in addition to $51.8 million of cash on hand. At December 31, 2016, the Company had $180 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $4.6 million. The Company classified $20.0 million as the current portion of long-term debt as of December 31, 2016, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months.

The Credit Facility requires, as determined by certain financial ratios, a facility fee ranging from 12.5 to 27.5 basis points per annum on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 1.61% and 1.41% for the three-month periods ending December 31, 2016 and 2015, respectively. At December 31, 2016, the Company was in compliance with all debt covenants.

9.	INCOME TAX EXPENSE

The first quarter 2017 effective income tax rate was 33.5% compared to 31.9% in the first quarter of 2016. The increase in the effective income tax rate in the first quarter of 2017 was mainly due to the income tax expense in the first quarter of 2016 being favorably impacted by the extension of the research credit as a result of The Protecting Americans from Tax Hikes Act reducing the 2016 first quarter effective tax rate by 6.6%. In addition, income tax expense in the first quarter of 2016 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded increasing the 2016 first quarter effective tax rate by 5.7%.

The Company estimates the fiscal 2017 effective tax rate will be approximately 34%. During the three-month period ended December 31, 2016, there was no material change in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

10.	SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three months of 2017 is shown below (in thousands):

Balance at September 30, 2016	$615,109
Net earnings	10,727
Other comprehensive loss	(4,496)
Cash dividends	(2,057)
Stock compensation plans	1,354
Balance at December 31, 2016	$620,637

11.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three-month periods ended December 31, 2016 and 2015 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended December 31,
(In thousands)	2016	2015
Defined benefit plans
Interest cost	$965	963
Expected return on assets	(1,094)	(1,093)
Amortization of:
Prior service cost	3	3
Actuarial loss	505	486
Net periodic benefit cost	$379	359

12.	DERIVATIVE FINANCIAL INSTRUMENTS

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During 2016, the Company entered into several forward contracts to purchase pounds sterling (GBP) to hedge two deferred payments due in connection with the acquisition of Plastique. The Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. All derivative instruments are reported in accrued expenses on the balance sheet at fair value. The derivative instruments are designated as cash flow hedges and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type as of December 31, 2016:

(In thousands)	Notional amount (GBP)	Fair Value (US$)
Forward contracts	1,859	(348)

13.	FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2016 and September 30, 2016 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, debt and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of December 31, 2016:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Forward contracts	$-	(348)	$-	(348)

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three months ended December 31, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the first quarters of 2017 and 2016 represent the three-month periods ended December 31, 2016 and 2015, respectively.

OVERVIEW

In the first quarter of 2017, sales, net earnings and diluted earnings per share were $146.4 million, $10.7 million and $0.41 per share, respectively, compared to $132.8 million, $8.8 million and $0.34 per share in the first quarter of 2016.

NET SALES

Net sales increased $13.6 million, or 10.2%, to $146.4 million in the first quarter of 2017 from $132.8 million in the first quarter of 2016. The increase in net sales in the first quarter of 2017 as compared to the first quarter of 2016 was due to a $16.5 million increase in the Filtration segment, a $5.0 million increase in the Technical Packaging segment, a $1.0 million increase in the USG segment, partially offset by an $8.9 million decrease in the Test segment.

- Filtration

In the first quarter of 2017, net sales of $58 million were $16.5 million, or 38.9%, higher than the $42.3 million in the first quarter of 2016. The sales increase in the first quarter of 2017 compared to the first quarter of 2016 was mainly due to: the sales contributions from the Company’s recent acquisitions of Westland ($6.7 million) and Mayday ($6.2 million); and a $3.3 million increase in net sales at VACCO due to higher shipments of its space and defense products.

-Test

In the first quarter of 2017, net sales of $33.8 million were $8.9 million, or 20.9%, lower than the $42.8 million recorded in the first quarter of 2016. The sales decrease in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to a decrease in net sales from the segment’s U.S. operations and European operations due to the timing of projects and lower sales volumes of domestic shielding products.

- Utility Solutions Group (USG)

Net sales increased $1.0 million, or 3.0%, to $35.6 million in the first quarter of 2017 from $34.5 million in the first quarter of 2016. The sales increase in the first quarter of 2017 compared to the first quarter of 2016 was mainly due to additional software and service revenue at Doble.

-Technical Packaging

Net sales increased $5.0 million, or 37.7%, to $18.2 million in the first quarter of 2017 from $13.2 million in the first quarter of 2016. The sales increase in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to the $7.1 million sales contribution from Plastique (acquired January 29, 2016), partially offset by a $2.1 million decrease in net sales from TEQ due to lower shipments to medical customers.

ORDERS AND BACKLOG

Backlog was $368.9 million at December 31, 2016 compared with $332.4 million at September 30, 2016. The Company received new orders totaling $182.9 million in the first quarter of 2017 compared to $142.7 million in the first quarter of 2016. Of the new orders received in the first quarter of 2017, $67.5 million related to Filtration products, $56.0 million related to Test products, $39.5 million related to USG products and $19.9 million related to Technical Packaging products. Of the new orders received in the first quarter of 2016, $56.8 million related to Filtration products, $38.9 million related to Test products, $31.2 million related to USG products and $15.8 million related to Technical Packaging products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the first quarter of 2017 were $33.8 million (23.1% of net sales), compared with $33.3 million (25.1% of net sales) for the first quarter of 2016. The increase in SG&A expenses in the first quarter of 2017 compared to the first quarter of 2016 was mainly due to an increase in SG&A expenses in the Filtration and Technical Packaging segments due to the Company’s recent acquisitions (Westland, Mayday and Plastique) partially offset by a decrease in SG&A expenses in the Test segment (as a result of the 2016 restructuring activities) and Corporate (lower professional fees related to M&A activities).

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $3.6 million and $2.7 million for the first quarters of 2017 and 2016, respectively. Amortization expenses consist of amortization of acquired intangible assets from recent acquisitions and other identifiable intangible assets (primarily software, patents and licenses). The increase in amortization expense in the first quarter of 2017 compared to the first quarter of 2016 was mainly due to an increase in amortization of intangibles related to the Plastique, Westland and Mayday acquisitions.

OTHER EXPENSES (INCOME), NET

Other income, net, was $0.8 million in the first quarter of 2017 compared to other expenses, net, of $3.6 million in the first quarter of 2016. The principal component in other income, net, in the first quarter of 2017 was $0.4 million of income related to death benefit insurance proceeds from a former employee. The principal components in other expenses, net, in the first quarter of 2016 were $2.3 million of restructuring costs related to the Test segment facility consolidation and $1.3 million of costs related to the USG segment restructuring activities. The restructuring costs mainly related to severance and compensation benefits, professional fees and asset impairment charges related to abandoned assets.

EBIT (Earnings before interest and taxes)

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT was $16.8 million (11.5% of net sales) for the first quarter of 2017 compared to $13.2 million (9.9% of net sales) for the first quarter of 2016.

The following table presents a reconciliation of consolidated EBIT to net earnings.

(In thousands)	Three Months Ended December 31,
	2016	2015
Consolidated EBIT	$16,809	13,197
Less: Interest expense, net	(684)	(229)
Less: Income tax expense	(5,398)	(4,139)
Net earnings	$10,727	8,829

- Filtration

EBIT in the first quarter of 2017 was $10.7 million (18.2% of net sales) compared to $8.3 million (19.6% of net sales) in the first quarter of 2016. The increase in EBIT in the first quarter of 2017 compared to the first quarter of 2016 was due to the EBIT contribution from Westland (September 2, 2016 acquisition) and an increase at PTI due to changes in product mix.

- Test

EBIT in the first quarter of 2017 was $2.4 million (7.2% of net sales) compared to $2.3 million (5.5% of net sales) in the first quarter of 2016. EBIT increased in the first quarter of 2017 compared to the first quarter of 2016 mainly due to the $2.5 million of restructuring charges incurred in the first quarter of 2016 related to closing the operating facilities in Taufkirchen, Germany and Stevenage, England; partially offset by decrease in EBIT due to the lower sales volumes in the first quarter of 2017.

- Utility Solutions Group

EBIT in the first quarter of 2017 was $9.7 million (27.2% of net sales) compared to $8.2 million (23.9% of net sales) in the first quarter of 2016. The increase in EBIT in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to $1.3 million of restructuring charges incurred in the first quarter of 2016 related to the closing of the Brazil office consisting mainly of employee severance and compensation benefits and asset write downs.

-Technical Packaging

EBIT in the first quarter of 2017 was $1.0 million (5.7% of net sales) compared to $1.8 million (13.7% of net sales) in the first quarter of 2016. The decrease in EBIT in the first quarter of 2017 compared to the first quarter of 2016 was mainly due to the lower sales volumes at TEQ and higher SG&A expense.

- Corporate

Corporate costs included in EBIT were $7.0 million and $7.5 million in the first quarter of 2017 and 2016, respectively. The decrease in Corporate costs in the first quarter of 2017 compared to the first quarter of 2016 was due to lower professional fees mainly related to M&A activities.

INTEREST EXPENSE, NET

Interest expense was $0.7 million in the first quarter of 2017 compared to $0.2 million in the first quarter of 2016. The increase in interest expense in the first quarter of 2017 as compared to the first quarter of 2016 was due to higher average interest rates (1.6% vs 1.4%) and higher average outstanding borrowings ($160.3 million vs. $70.3 million) as a result of the additional borrowings to fund the Company’s recent acquisitions.

INCOME TAX EXPENSE

Income tax expense in the first quarter of 2017 was $5.4 million compared to $4.1 million in the first quarter of 2016. The first quarter 2017 effective income tax rate was 33.5% compared to 31.9% in the first quarter of 2016. The increase in the effective income tax rate in the first quarter of 2017 was mainly due to the income tax expense in the first quarter of 2016 being favorably impacted by the extension of the research credit as a result of The Protecting Americans from Tax Hikes Act reducing the 2016 first quarter effective tax rate by 6.6%. In addition, the income tax expense in the first quarter of 2016 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded increasing the 2016 first quarter effective tax rate by 5.7%.

The Company estimates the fiscal 2017 effective tax rate will be approximately 34%. During the three-month period ended December 31, 2016, there was no material change in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

The Company’s foreign subsidiaries had accumulated unremitted earnings of $47.4 million and cash of $42.4 million at December 31, 2016. No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $7.7 million would be due, which would correspondingly reduce the Company’s net earnings.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $183.3 million at December 31, 2016 from $165.4 million at September 30, 2016. The $11.4 million increase in inventories at December 31, 2016 was mainly due to: a $10.8 million increase within the Filtration segment primarily related to the acquisition of Mayday in the first quarter of 2017. Accounts receivable increased $5.7 million at December 31, 2016 primarily related to the acquisition of Mayday. Accounts payable decreased $4.8 million in the first quarter of 2017 primarily due to a $4.3 million decrease within the Test segment due to timing of payments.

Net cash provided by operating activities was $15.7 million in the first quarter of 2017 compared to $1.3 million in the first quarter of 2016. The increase in the net cash provided by operating activities in the first quarter of 2017 as compared to the first quarter of 2016 was mainly due to higher net earnings and lower operating working capital requirements.

Capital expenditures were $7.0 million and $2.7 million in the first quarter of 2017 and 2016, respectively. The increase in the first quarter of 2017 was mainly due an increase in machinery and equipment additions at VACCO ($1.7 million) and Plastique ($1.3 million). In addition, the Company incurred expenditures for capitalized software of $1.4 million and $1.7 million in the first quarter of 2017 and 2016, respectively.

Credit Facility

At December 31, 2016, the Company had approximately $265 million available to borrow under its bank credit facility, a $250 million increase option, and $51.8 million cash on hand. At December 31, 2016, the Company had $180 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $4.6 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Acquisition

On November 7, 2016, the Company acquired aerospace suppliers Mayday Manufacturing Co. and its affiliate, Hi-Tech Metals, Inc. (collectively referred to as Mayday), located in Denton, Texas, for a purchase price of $75 million in cash. Since the date of acquisition the consolidated operating results for Mayday have been included in the Company’s Filtration segment.

Dividends

A dividend of $0.08 per share was paid on October 17, 2016 to stockholders of record as of October 3, 2016, totaling $2.1 million. Subsequent to December 31, 2016, the next quarterly dividend of $0.08 per share, or $2.1 million, was paid on January 19, 2017 to stockholders of record as of January 4, 2017.

OUTLOOK

On a quarterly basis, Management continues to expect 2017 revenues and EPS to reflect a profile similar to 2016, including EPS being more second-half weighted. Second quarter 2017 EPS is expected to be in the range of $0.37 to $0.42 per share. Management expects 2017 to be in the range of $2.16 - $2.26 per share.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, and the following: the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future contract awards or customer orders; termination for convenience of customer contracts or orders; financial exposure in connection with Company guarantees of certain Aclara contracts; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; changes in interest rates; costs relating to environmental matters; litigation uncertainty; and the Company’s successful execution of internal restructuring plans.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During 2016, the Company entered into several forward contracts to purchase pounds sterling (GBP) to hedge two deferred payments due in connection with the acquisition of Plastique. All derivative instruments are reported on the balance sheet at fair value. The derivative instruments are designated as cash flow hedges and the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. There has been no material change to the Company’s market risks since September 30, 2016. See Note 11 to the Consolidated Financial Statements in Item 1 of this Report for a summary of the Company’s outstanding derivative financial instruments as of December 31, 2016. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for further discussion about market risk.

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

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number

3.1(a)	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-10596)

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Exhibit 4(e) to Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-10596)

3.1(c)	Articles of Merger effective July 10, 2000	Incorporated by reference to Exhibit 3(c) to Form 10-Q for the fiscal quarter ended June 30, 2000 (File No. 1-10596)

3.2	Bylaws	Incorporated by reference to Exhibit 3 to Form 8-K filed May 7, 2014 (File No. 1-10596)

4.1	Specimen revised Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 1-10596)

4.2	Amended and Restated Credit Agreement dated as of December 21, 2015 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, and Bank of America, N.A., BMO Harris Bank, N.A., SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents	Incorporated by reference to Exhibit 4.1 to Form 8-K dated December 23, 2015 (File No. 1-10596)

4.3	Amendment No. 1 to December 21, 2015 Credit Agreement, effective September 30, 2016	Incorporated by reference to Exhibit 4.4 to Form 10-K for the fiscal year ended September 30, 2016 (File No. 1-10596)

31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended December 31, 2016	Filed herewith

31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended December 31, 2016	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended December 31, 2016	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

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

Dated: February 8, 2017