Form 10-Q
period 2017-03-31
ESCO TECHNOLOGIES INC
filed 2017-05-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at May 1, 2017
Common stock, $.01 par value per share	25,830,502

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016

Net sales	$161,178	138,930
Costs and expenses:
Cost of sales	105,379	88,118
Selling, general and administrative expenses	34,889	32,529
Amortization of intangible assets	3,814	2,895
Interest expense, net	855	368
Other (income) expenses, net	(578)	1,405
Total costs and expenses	144,359	125,315

Earnings before income taxes	16,819	13,615
Income tax expense	5,662	5,005
Net earnings	$11,157	8,610

Earnings per share:
Basic - Net earnings	$0.43	0.33

Diluted - Net earnings	$0.43	0.33

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended March 31,
	2017	2016

Net sales	$307,546	271,763
Costs and expenses:
Cost of sales	198,293	168,167
Selling, general and administrative expenses	68,651	65,820
Amortization of intangible assets	7,463	5,589
Interest expense, net	1,539	597
Other (income) expenses, net	(1,344)	5,007
Total costs and expenses	274,602	245,180

Earnings before income taxes	32,944	26,583
Income tax expense	11,060	9,144
Net earnings	$21,884	17,439

Earnings per share:
Basic - Net earnings	$0.85	0.68

Diluted - Net earnings	$0.84	0.67

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Net earnings	$11,157	8,610	21,884	17,439
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,548	1,338	(1,815)	200
Net unrealized gain (loss) on derivative instruments	29	18	(103)	82
Total other comprehensive income (loss), net of tax	2,577	1,356	(1,918)	282
Comprehensive income	$13,734	9,966	19,966	17,721

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$53,500	53,825
Accounts receivable, net	119,674	121,486
Costs and estimated earnings on long-term contracts, less progress billings of $39,897 and $31,129, respectively	36,261	28,746
Inventories	117,509	105,542
Other current assets	16,600	13,884
Total current assets	343,544	323,483
Property, plant and equipment, net of accumulated depreciation of $92,736 and $84,454, respectively	116,945	92,405
Intangible assets, net of accumulated amortization of $64,380 and $56,955, respectively	265,273	231,759
Goodwill	353,984	323,616
Other assets	5,379	7,108
Total assets	$1,085,125	978,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	42,442	42,074
Advance payments on long-term contracts, less costs incurred of $41,754 and $35,266, respectively	22,444	16,187
Accrued salaries	22,285	28,769
Current portion of deferred revenue	31,090	27,212
Accrued other expenses	24,080	23,834
Total current liabilities	162,341	158,076
Pension obligations	40,189	39,842
Deferred tax liabilities	84,134	69,562
Other liabilities	14,826	5,782
Long-term debt	150,000	90,000
Total liabilities	451,490	363,262
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,364,183 and 30,364,183 shares, respectively	304	304
Additional paid-in capital	293,169	290,588
Retained earnings	489,033	471,272
Accumulated other comprehensive loss, net of tax	(41,201)	(39,283)
	741,305	722,881
Less treasury stock, at cost: 4,641,022 and 4,647,322 common shares, respectively	(107,670)	(107,772)
Total shareholders’ equity	633,635	615,109
Total liabilities and shareholders’ equity	$1,085,125	978,371

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$21,884	17,439
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,688	11,238
Stock compensation expense	2,870	2,689
Changes in assets and liabilities	(4,972)	(26,494)
Effect of deferred taxes	(1,645)	1,646
Change in deferred revenue and costs, net	3,948	1,992
Pension contributions	(360)	-
Other	242	569
Net cash provided by operating activities	36,655	9,079

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(75,000)	(41,308)
Additions to capitalized software	(3,445)	(3,716)
Capital expenditures	(15,435)	(5,284)
Proceeds from life insurance	2,307	-
Net cash used by investing activities	(91,573)	(50,308)

Cash flows from financing activities:
Proceeds from long-term debt	103,000	76,890
Principal payments on long-term debt	(43,000)	(28,000)
Dividends paid	(4,115)	(4,131)
Purchases of common stock into treasury	-	(3,088)
Debt issuance costs	-	(1,037)
Other	(112)	89
Net cash provided by financing activities	55,773	40,723
Effect of exchange rate changes on cash and cash equivalents	(1,180)	(146)
Net decrease in cash and cash equivalents	(325)	(652)
Cash and cash equivalents, beginning of period	53,825	39,411
Cash and cash equivalents, end of period	$53,500	38,759

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

The Company’s results for the three and six-month periods ended March 31, 2017 are not necessarily indicative of the results for the entire 2017 fiscal year. References to the second quarters of 2017 and 2016 represent the fiscal quarters ended March 31, 2017 and 2016, respectively.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Weighted Average Shares Outstanding - Basic	25,723	25,786	25,721	25,801
Dilutive Options and Restricted Shares	188	145	224	185

Adjusted Shares - Diluted	25,911	25,931	25,945	25,986

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Compensation expense related to the restricted share awards was $1.2 million and $2.4 million for the three and six-month periods ended March 31, 2017, respectively, and $1.2 million and $2.3 million for the corresponding periods of 2016. There were 324,225 non-vested shares outstanding as of March 31, 2017.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.2 million and $0.5 million for the three and six-month periods ended March 31, 2017, respectively, and $0.2 million and $0.4 million for the corresponding periods of 2016.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.4 million and $2.9 million for the three-and six-month periods ended March 31, 2017, respectively, and $1.4 million and $2.7 million for the three and six-month periods ended March 31, 2016. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million and $1.1 million for the three and six-month periods ended March 31, 2017, respectively, and $0.5 million and $1.0 million for the three and six-month periods ended March 31, 2016, respectively. As of March 31, 2017, there was $7.6 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.9 years.

5.	INVENTORIES

Inventories consist of the following:

(In thousands)	March 31, 2017	September 30, 2016

Finished goods	$23,718	19,451
Work in process	44,019	37,922
Raw materials	49,772	48,169
Total inventories	$117,509	105,542

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at March 31, 2017 and September 30, 2016 are the following intangible assets gross carrying amounts and accumulated amortization:

(Dollars in thousands)	March 31, 2017	September 30, 2016
Goodwill	$353,984	323,616

Intangible assets with determinable lives:
Patents
Gross carrying amount	$931	917
Less: accumulated amortization	751	726
Net	$180	191

Capitalized software
Gross carrying amount	$57,451	54,003
Less: accumulated amortization	30,301	26,737
Net	$27,150	27,266

Customer relationships
Gross carrying amount	$144,287	111,887
Less: accumulated amortization	32,244	28,633
Net	$112,043	83,254

Other
Gross carrying amount	$3,178	2,777
Less: accumulated amortization	1,084	859
Net	$2,094	1,918
Intangible assets with indefinite lives:
Trade names	$123,807	119,128

The changes in the carrying amount of goodwill attributable to each business segment for the six months ended March 31, 2017 is as follows:

(Dollars in millions)	USG	Test	Filtration	Packaging	Total
Balance as of September 30, 2016	226.2	34.1	43.9	19.4	323.6
Acquisition activity	-	-	30.7		30.7
Foreign currency translation	-	-	-	(0.3)	(0.3)
Balance as of March 31, 2017	$226.2	34.1	74.6	19.1	354.0

7.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers, and classifies its business operations in four segments for financial reporting purposes: Filtration/Fluid Flow (Filtration), RF Shielding and Test (Test), Utility Solutions Group (USG) and Technical Packaging. The Filtration segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair), Westland Technologies Inc. (Westland), Mayday and its affiliate Hi-Tech. The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned and unmanned aircraft; manufacture elastomeric-based signature reduction solutions for the U.S. Navy; and manufacture landing gear components for the aerospace and defense industry. The Test segment’s operations consist primarily of ETS-Lindgren Inc. (ETS-Lindgren). ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy. The USG segment’s operations consist primarily of Doble Engineering Company (Doble). Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment. The Technical Packaging segment’s operations consist of Thermoform Engineered Quality LLC (TEQ) and Plastique Limited and Plastique Sp. zoo (together, Plastique). The companies within this segment provide innovative solutions to the medical and commercial markets for thermoformed packages and specialty products using a wide variety of thin gauge plastics and pulp.

Management evaluates and measures the performance of its reportable segments based on “Net Sales” and “EBIT”, which are detailed in the table below. EBIT is defined as earnings before interest and taxes.

(In thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
NET SALES
Filtration	$68,906	49,045	127,690	91,361
Test	38,367	40,601	72,194	83,374
USG	32,671	30,014	68,228	64,537
Technical Packaging	21,234	19,270	39,434	32,491
Consolidated totals	$161,178	138,930	307,546	271,763

EBIT
Filtration	$11,625	9,064	22,351	17,348
Test	3,766	2,505	6,191	4,843
USG	7,434	7,208	17,108	15,457
Technical Packaging	2,196	2,747	3,227	4,560
Corporate (loss)	(7,347)	(7,541)	(14,394)	(15,028)
Consolidated EBIT	17,674	13,983	34,483	27,180
Less: Interest expense	(855)	(368)	(1,539)	(597)
Earnings before income taxes	$16,819	13,615	32,944	26,583

Non-GAAP Financial Measures

The financial measure “EBIT” is presented in the above table and elsewhere in this Report. EBIT on a consolidated basis is a non-GAAP financial measure. Management believes that EBIT is useful in assessing the operational profitability of the Company’s business segments because it excludes interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures used by management in determining resource allocations within the Company as well as incentive compensation. A reconciliation of EBIT to net earnings is set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – EBIT.

The Company believes that the presentation of EBIT provides important supplemental information to investors to facilitate comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. However, the Company’s non-GAAP financial measures may not be comparable to other companies’ non-GAAP financial performance measures. Furthermore, the use of non-GAAP financial measures is not intended to replace any measures of performance determined in accordance with GAAP.

8.	DEBT

The Company’s debt is summarized as follows:

(In thousands)	March 31, 2017	September 30, 2016
Total borrowings	$170,000	110,000
Short-term borrowings and current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$150,000	90,000

The Company’s existing credit facility maturity date is December 21, 2020. The credit facility includes a $450 million revolving line of credit as well as provisions allowing for the increase of the credit facility commitment amount by an additional $250 million, if necessary, with the consent of the lenders. The bank syndication supporting the facility is comprised of a diverse group of nine banks led by JPMorgan Chase Bank, N.A., as Administrative Agent.

At March 31, 2017, the Company had approximately $276 million available to borrow under the Credit Facility, and a $250 million increase option, in addition to $53.5 million cash on hand. At March 31, 2017, the Company had $170 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $4.6 million. The Company classified $20.0 million as the current portion of long-term debt as of March 31, 2017, as the Company intends to repay this amount within the next twelve month period; however, the Company has no contractual obligation to repay such amount during the next twelve month period.

The Credit Facility requires, as determined by certain financial ratios, a facility fee ranging from 12.5 to 27.5 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 1.89% and 1.76% for the three and six-month periods ending March 31, 2017, respectively, and 1.76% and 1.61% for the corresponding periods of 2016. At March 31, 2017, the Company was in compliance with all debt covenants.

9.	INCOME TAX EXPENSE

The second quarter 2017 effective income tax rate was 33.7% compared to 36.8% in the second quarter of 2016. The effective income tax rate for the first six months of 2017 was 33.6% compared to 34.4% for the first six months of 2016. The income tax expense in the second quarter and first six months of 2017 was unfavorably impacted by a decrease in the foreign tax rate benefit of 0.8% and 1.4%, respectively.

The income tax expense in the second quarter and first six months of 2016 was unfavorably impacted by a U.K. foreign valuation allowance that increased the second quarter and year-to-date effective tax rate by 4.8% and 2.5%, respectively. The income tax expense in the first six months of 2016 was favorably impacted by the extension of the research credit as a result of The Protecting Americans from Tax Hikes Act reducing the year-to-date effective tax rate by 3.0%. The income tax expense in the first six months of 2016 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded, increasing the year-to-date effective tax rate by 2.8%.

The Company estimates the fiscal 2017 effective tax rate will be approximately 34%. During the three-month period ended March 31, 2017, there were no material changes in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

10.	SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first six months of 2017 is shown below (in thousands):

Balance at September 30, 2016	$615,109
Net earnings	21,884
Other comprehensive loss	(1,918)
Cash dividends	(4,123)
Stock compensation plans	2,683
Balance at March 31, 2017	$633,635

11.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and six-month periods ended March 31, 2017 and 2016 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Defined benefit plans
Interest cost	$737	963	1,702	1,925
Expected return on assets	(942)	(1,093)	(2,036)	(2,187)
Amortization of:
Prior service cost	-	3	3	7
Actuarial loss	683	486	1,188	972
Net periodic benefit cost	$478	359	857	717

12.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type as of March 31, 2017:

(In thousands)	Notional amount (GBP)	Fair Value (US$)
Forward contracts	1,859	(318)

13.	FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2017 and September 30, 2016 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, debt and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of March 31, 2017:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Forward contracts	$-	(318)	$-	(318)

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and six-month periods ended March 31, 2017.

14.	SUBSEQUENT EVENT

On May 8, 2017, the Company acquired NRG Systems, Inc. (NRG), doing business as Renewable NRG Systems, located in Hinesburg, Vermont. NRG, founded in 1982, is the global market leader in the design and manufacture of decision support tools for the renewable energy industry, primarily wind. NRG has annualized sales of approximately $45 million and will be included in the Company’s Utilities Solution Group (USG) segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the second quarters of 2017 and 2016 represent the three-month periods ended March 31, 2017 and 2016, respectively.

OVERVIEW

In the second quarter of 2017, sales, net earnings and diluted earnings per share were $161.2 million, $11.2 million and $0.43 per share, respectively, compared to $138.9 million, $8.6 million and $0.33 per share, respectively, in the second quarter of 2016. In the first six months of 2017, sales, net earnings and diluted earnings per share were $307.5 million, $21.9 million and $0.84, respectively, compared to $271.8 million, $17.4 million and $0.67 per share, respectively, in the first six months of 2016.

NET SALES

Net sales increased $22.2 million, or 16.0%, to $161.2 million in the second quarter of 2017 from $138.9 million in the second quarter of 2016. Net sales increased $35.8 million, or 13.2%, to $307.5 million in the first six months of 2017 from $271.8 million in the first six months of 2016. The increase in net sales in the second quarter of 2017 as compared to the second quarter of 2016 was due to a $19.9 million increase in the Filtration segment, a $2.7 million increase in the USG segment and a $2.0 million increase in the Technical Packaging segment, partially offset by a $2.2 million decrease in the Test segment. The increase in net sales in the first six months of 2017 as compared to the corresponding prior year period was due to a to a $36.3 million increase in the Filtration segment, a $6.9 million increase in the Technical Packaging segment and a $3.7 million increase in the USG segment, partially offset by a $11.2 million decrease in the Test segment.

-Filtration

In the second quarter of 2017, net sales of $68.9 million were $19.9 million, or 40.5%, higher than the $49.0 million in the second quarter of 2016. Net sales increased $36.3 million, or 39.8%, to $127.7 million in the first six months of 2017 from $91.4 million in the first six months of 2016. The sales increase in the second quarter of 2017 compared to the second quarter of 2016 was mainly due to the sales contributions from the Company’s recent acquisitions of Westland ($5.4 million) and Mayday ($10.3 million); and a $3.4 million increase in net sales at VACCO due to higher shipments of its space and defense products. The sales increase in the first six months of 2017 compared to the first six months of 2016 was primarily due to the sales contributions from the Company’s recent acquisitions of Westland ($12.1 million) and Mayday ($16.6 million); and a $6.7 million increase in net sales at VACCO due to higher shipments of its space and defense products.

-Test

In the second quarter of 2017, net sales of $38.4 million were $2.2 million, or 5.5%, lower than the $40.6 million recorded in the second quarter of 2016. Net sales decreased $11.2 million, or 13.4%, to $72.2 million in the first six months of 2017 from $83.4 million in the first six months of 2016. The decrease in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to lower sales from the segment’s European operations. The decrease in the first six months of 2017 compared to the first six months of 2016 was mainly due to a decrease in net sales from the segment’s U.S. and European operations mainly due to the timing of projects and lower sales volumes of domestic shielding products.

-Utility Solutions Group (USG)

Net sales increased $2.7 million, or 8.9%, to $32.7 million in the second quarter of 2017 from $30.0 million in the second quarter of 2016. Net sales increased $3.7 million, or 5.7%, to $68.2 million in the first six months of 2017 from $64.5 million in the first six months of 2016. The increase in the second quarter and first six months of 2017 compared to the corresponding periods of 2016 was mainly driven by the additional contribution from new products and software solutions at Doble.

-Technical Packaging

In the second quarter of 2017, net sales of $21.2 million were $1.9 million, or 10.2%, higher than the $19.3 million in the second quarter of 2016. Net sales increased $6.9 million, or 21.4%, to $39.4 million in the first six months of 2017 from $32.5 million in the first six months of 2016. The increase in the second quarter of 2017 compared to the second quarter of 2016 was due to the sales contribution from Plastique which was acquired in January 2016. The increase in the first six months of 2017 compared to the first six months of 2016 was mainly due to the $9.0 million sales contribution from Plastique partially offset by a $2.1 million decrease in net sales from TEQ due to lower shipments to medical customers.

ORDERS AND BACKLOG

Backlog was $374.6 million at March 31, 2017 compared with $332.4 million at September 30, 2016. The Company received new orders totaling $166.9 million in the second quarter of 2017 compared to $129.9 million in the second quarter of 2016. Of the new orders received in the second quarter of 2017, $62.0 million related to Filtration products, $44.2 million related to Test products, $33.0 million related to USG products, and $27.6 million related to Technical Packaging products. Of the new orders received in the second quarter of 2016, $42.2 million related to Filtration products, $34.7 million related to Test products, $29.0 million related to USG products, and $24.0 million related to Technical Packaging products

The Company received new orders totaling $349.8 million in the first six months of 2017 compared to $272.6 million in the first six months of 2016. Of the new orders received in the first six months of 2017, $129.5 million related to Filtration products, $100.2 million related to Test products, $72.6 million related to USG products, and $47.4 million related to Technical Packaging products. Of the new orders received in the first six months of 2016, $99.0 million related to Filtration products, $73.6 million related to Test products, $60.3 million related to USG products, and $39.7 million related to Technical Packaging products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of 2017 were $34.9 million (21.6% of net sales), compared with $32.5 million (23.4% of net sales) for the second quarter of 2016. For the first six months of 2017, SG&A expenses were $68.7 million (22.3% of net sales) compared to $65.8 million (24.2% of net sales) for the first six months of 2016. The increase in SG&A in the second quarter and first six months of 2017 compared to the corresponding periods of 2016 was mainly due to an increase in SG&A expenses in the Filtration and Technical Packaging segments due to the Company’s recent acquisitions (Westland, Mayday and Plastique) and additional sales and marketing expenses at Doble partially offset by a decrease in SG&A expenses in the Test segment (as a result of the 2016 restructuring activities), Crissair and Corporate (lower professional fees related to M&A activities).

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $3.8 million and $7.5 million for the second quarter and first six months of 2017, respectively, compared to $2.9 million and $5.6 million for the corresponding periods of 2016. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the second quarter and first six months of 2017 compared to the corresponding periods of 2016 was mainly due to an increase in amortization of intangibles related to the Westland, Mayday and Plastique acquisitions.

OTHER (INCOME) EXPENSES, NET

Other income, net, was $0.6 million in the second quarter of 2017 compared to other expenses, net, of $1.4 million in the second quarter of 2016. There were no individually significant items in other (income) expenses, net, in the second quarter of 2017. The principal components in other expenses, net, in the second quarter of 2016 were $1.2 million of restructuring costs related to the Test segment facility consolidation and $0.2 million of costs related to the USG segment restructuring activities. The restructuring costs mainly related to severance and compensation benefits, professional fees and asset impairment charges related to abandoned assets.

Other income, net, was $1.3 million in the first six months of 2017 compared to other expenses, net, of $5.0 million in the first six months of 2016. The principal component in other income, net, in the first six months of 2017 was $0.4 million of income related to death benefit insurance proceeds from a former employee. The principal components in other expenses, net, in the first six months of 2016 were $3.5 million of restructuring costs related to the Test segment and $1.5 million of costs related to the USG segment restructuring activities.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT was $17.7 million (11.0% of net sales) for the second quarter of 2017 compared to $14.0 million (10.1% of net sales) for the second quarter of 2016. For the first six months of 2017, EBIT was $34.5 million (11.2% of net sales) compared to $27.2 million (10.0% of net sales) for the first six months of 2016.

The following table presents a reconciliation of EBIT to net earnings.

(In thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Consolidated EBIT	$17,674	13,983	34,483	27,180
Less: Interest expense, net	(855)	(368)	(1,539)	(597)
Less: Income tax expense	(5,662)	(5,005)	(11,060)	(9,144)
Net earnings	$11,157	8,610	21,884	17,439

-Filtration

EBIT in the second quarter of 2017 was $11.6 million (16.9% of net sales) compared to $9.1 million (18.5% of net sales) in the second quarter of 2016. In the first six months of 2017, EBIT was $22.4 million (17.5% of net sales) compared to $17.3 million (19.0% of net sales) in the first six months of 2016. The increase in EBIT in the second quarter and first six months of 2017 compared to the corresponding prior year periods was mainly due to the EBIT contribution from Westland (September 2, 2016 acquisition) and an increase at PTI and VACCO due to the higher sales volumes. EBIT as a percent of net sales decreased in the second quarter and first six months of 2017 compared to the respective 2016 periods mainly due to the inventory step-up charge at Mayday of $1.0 million and $1.9 million in the second quarter and first six months of 2017, respectively.

-Test

EBIT in the second quarter of 2017 was $3.8 million (9.8% of net sales) compared to $2.5 million (6.2% of net sales) in the second quarter of 2016. In the first six months of 2017, EBIT was $6.2 million (8.6% of net sales) compared to $4.8 million (5.8% of net sales) in the first six months of 2016. EBIT increased in the first six months of 2017 compared to the first six months of 2016 primarily due to the $3.7 million of restructuring charges incurred in the first six months of 2016 related to closing the Test business operating facilities in Germany and England, consisting mainly of employee severance and compensation benefits, professional fees, and asset impairment charges; partially offset by a decrease in EBIT related to the lower sales volumes.

-Utility Solutions Group

EBIT in the second quarter of 2017 was $7.4 million (22.8% of net sales) compared to $7.2 million (24.0% of net sales) in the second quarter of 2016. In the first six months of 2017, EBIT was $17.1 million (25.1% of net sales) compared to EBIT of $15.5 million (24.0% of net sales) in the first six months of 2016. The increase in EBIT in the second quarter and first six months of 2017 compared to the corresponding periods of 2016 was mainly due to higher sales volumes and additional contribution from new products and software solutions, partially offset by higher expenditures due to the timing of the annual Client Conference.

-Technical Packaging

EBIT in the second quarter of 2017 was $2.2 million (10.3% of net sales) compared to $2.7 million (14.3% of net sales) in the second quarter of 2016. In the first six months of 2017, EBIT was $3.2 million (8.2% of net sales) compared to $4.6 million (14.0% of net sales) in the first six months of 2016. The decrease in EBIT in the second quarter and first six months of 2017 compared to the corresponding periods of 2016 was mainly due to lower sales volumes at TEQ and higher SG&A expense.

-Corporate

Corporate costs included in EBIT were $7.3 million and $14.4 million in the second quarter and first six months of 2017, respectively, compared to $7.5 million and $15.0 million in the corresponding periods of 2016. The decrease in Corporate costs in the second quarter and first six months of 2017 compared to the corresponding periods of 2016 was primarily due to lower professional fees.

INTEREST EXPENSE, NET

Interest expense was $0.9 million and $1.5 million in the second quarter and first six months of 2017, respectively, and $0.4 million and $0.6 million in the corresponding periods of 2016. The increase in interest expense in the second quarter and first six months of 2017 compared to the corresponding periods of 2016 was mainly due to higher outstanding borrowings during the current year as a result of the Company’s recent acquisitions (Westland and Mayday).

INCOME TAX EXPENSE

The second quarter 2017 effective income tax rate was 33.7% compared to 36.8% in the second quarter of 2016. The effective income tax rate for the first six months of 2017 was 33.6% compared to 34.4% for the first six months of 2016. The income tax expense in the second quarter and first six months of 2017 was unfavorably impacted by a decrease in the foreign tax rate benefit of 0.8% and 1.4%, respectively.

The income tax expense in the second quarter and first six months of 2016 was unfavorably impacted by a U.K. foreign valuation allowance that increased the second quarter and year-to-date effective tax rate by 4.8% and 2.5%, respectively. The income tax expense in the first six months of 2016 was favorably impacted by the extension of the research credit as a result of The Protecting Americans from Tax Hikes Act reducing the year-to-date effective tax rate by 3.0%. The income tax expense in the first six months of 2016 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded, increasing the year-to-date effective tax rate by 2.8%.

The Company estimates the fiscal 2017 effective tax rate will be approximately 34%. During the three-month period ended March 31, 2017, there were no material changes in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

The Company’s foreign subsidiaries had accumulated unremitted earnings of $49.8 million and cash of $40.1 million at March 31, 2017. No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $4.8 million would be due, which would correspondingly reduce the Company’s net earnings.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $181.2 million at March 31, 2017 from $165.4 million at September 30, 2016. Inventories increased by $12.0 million during this period mainly due to an $11.5 million increase within the Filtration segment primarily related to the acquisition of Mayday in the first quarter of 2017. Costs and estimated earnings in excess of billings on long-term contracts increased $7.5 million in the first six months of 2017 due to VACCO ($5.5 million) and ETS ($2.0 million).

Net cash provided by operating activities was $36.7 million and $9.1 million in the first six months of 2017 and 2016, respectively. The increase in net cash provided by operating activities in the first six months of 2017 as compared to the first six months of 2016 was due to higher net earnings and lower working capital requirements.

Capital expenditures were $15.4 million and $5.3 million in the first six months of 2017 and 2016, respectively. The increase in the first six months of 2017 was mainly due to an increase in machinery and equipment additions at Plastique ($4.1 million) and VACCO ($3.1 million). In addition, the Company incurred expenditures for capitalized software of $3.4 million and $3.7 million in the first six months of 2017 and 2016, respectively.

Credit Facility

At March 31, 2017, the Company had approximately $276 million available to borrow under its bank credit facility, a $250 million increase option, and $53.5 million cash on hand. At March 31, 2017, the Company had $170.0 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $4.6 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Acquisition

On November 7, 2016, the Company acquired aerospace supplier Mayday, located in Denton, Texas, for a purchase price of $75 million in cash. Since the date of acquisition the consolidated operating results for Mayday have been included in the Company’s Filtration segment.

Dividends

A dividend of $0.08 per share was paid on October 17, 2016 to stockholders of record as of October 3, 2016, totaling $2.1 million. A dividend of $0.08 per share was paid on January 19, 2017 to stockholders of record as of January 4, 2017, totaling $2.1 million. Subsequent to March 31, 2017, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on April 18, 2017 to stockholders of record as of April 3, 2017.

Subsequent Event

On May 8, 2017, the Company acquired NRG Systems, Inc. (NRG), doing business as Renewable NRG Systems, located in Hinesburg, Vermont. NRG, founded in 1982, is the global market leader in the design and manufacture of decision support tools for the renewable energy industry, primarily wind. NRG has annualized sales of approximately $45 million and will be included in the Company’s Utilities Solution Group (USG) segment.

OUTLOOK

Excluding the impact of the NRG acquisition announced on May 8, 2017, Management’s current expectations for 2017 remain consistent with the details outlined in the Business Outlook presented in the Company’s November 7, 2016 release.

The partial year contribution from the NRG acquisition to 2017 expected sales and EPS, net of any non-cash purchase accounting charges or inventory step-up, is currently being finalized and is not included in the following guidance. Management will update its 2017 outlook once the balance of the year forecast and related purchase accounting is finalized.

On a quarterly basis, Management continues to expect 2017 revenues and EPS to reflect a profile similar to 2016, including EPS being more second-half weighted. Third quarter 2017 EPS is expected to be in the range of $0.46 to $0.51 per share, excluding the impact of the NRG acquisition. Management expects 2017 EPS to be in the range of $2.16 - $2.26 per share, excluding the impact of the NRG acquisition.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that reflect or are based on current expectations, estimates, forecasts, projections or assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: the amount and timing of future sales, revenues, cash flows, EBIT and EPS; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the outcome of current litigation, claims and charges; continued reinvestment of foreign earnings and U.S. income tax liabilities in the event that foreign earnings were distributed; future income tax liabilities and effective tax rate; timing of the repayment of the current portion of the Company’s long-term debt; changes in the amount of unrecognized tax benefits; the recognition and timing of costs related to share-based compensation arrangements; returns on retirement plan assets; estimates or projections made in connection with the Company’s accounting policies; market risks relating to the Company’s operations and changes in interest rates and the Company’s ability to hedge against or otherwise manage them through the use of derivative financial instruments; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, and the following: the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future contract awards or customer orders; termination for convenience of customer contracts or orders; financial exposure in connection with Company guarantees of certain Aclara contracts; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; changes in interest rates; costs relating to environmental matters; litigation uncertainty; and the integration of recently acquired businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During 2016, the Company entered into several forward contracts to purchase pounds sterling to hedge two deferred payments due in connection with the acquisition of Plastique. All derivative instruments are reported on the balance sheet at fair value. The derivative instruments are designated as cash flow hedges and the gain or loss on the respective derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. There has been no material change to the Company’s market risks since September 30, 2016. See Note 12 to the Consolidated Financial Statements in Item 1 of this Report for a summary of the Company’s outstanding derivative financial instruments as of March 31, 2017. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for further discussion about market risk.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number

3.1(a)	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-10596)

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Exhibit 4(e) to Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-10596)

3.1(c)	Articles of Merger effective July 10, 2000	Incorporated by reference to Exhibit 3(c) to Form 10-Q for the fiscal quarter ended June 30, 2000 (File No. 1-10596)

3.2	Bylaws	Incorporated by reference to Exhibit 3 to Form 8-K filed May 7, 2014 (File No. 1-10596)

4.1	Specimen revised Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 1-10596)

4.2	Amended and Restated Credit Agreement dated as of December 21, 2015 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, and Bank of America, N.A., BMO Harris Bank, N.A., SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents	Incorporated by reference to Exhibit 4.1 to Form 8-K dated December 23, 2015 (File No. 1-10596)

4.3	Amendment No. 1 to December 21, 2015 Credit Agreement, effective September 30, 2016	Incorporated by reference to Exhibit 4.4 to Form 10-K for the fiscal year ended September 30, 2016 (File No. 1-10596)

31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended March 31, 2017	Filed herewith

31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended March 31, 2017	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended March 31, 2017	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

* Exhibit 101 to this report consists of documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL – related documents is “unaudited” or “unreviewed”.

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

Dated: May 9, 2017

