Form 10-Q
period 2017-06-30
ESCO TECHNOLOGIES INC
filed 2017-08-08
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at July 31, 2017
Common stock, $.01 par value per share	25,833,202

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,
	2017	2016

Net sales	$171,189	140,191
Costs and expenses:
Cost of sales	108,856	86,602
Selling, general and administrative expenses	38,453	31,369
Amortization of intangible assets	4,085	2,951
Interest expense, net	1,213	320
Other (income) expenses, net	1,160	1,429
Total costs and expenses	153,767	122,671

Earnings before income taxes	17,422	17,520
Income tax expense	4,777	5,992
Net earnings	$12,645	11,528

Earnings per share:
Basic - Net earnings	$0.49	0.45

Diluted - Net earnings	$0.49	0.44

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended June 30,
	2017	2016

Net sales	$478,735	411,954
Costs and expenses:
Cost of sales	307,149	254,769
Selling, general and administrative expenses	107,104	97,189
Amortization of intangible assets	11,548	8,540
Interest expense, net	2,752	917
Other (income) expenses, net	(184)	6,436
Total costs and expenses	428,369	367,851

Earnings before income taxes	50,366	44,103
Income tax expense	15,837	15,136
Net earnings	$34,529	28,967

Earnings per share:
Basic - Net earnings	$1.34	1.12

Diluted - Net earnings	$1.33	1.12

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Net earnings	$12,645	11,528	34,529	28,967
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,796	(1,930)	2,981	(1,730)
Net unrealized gain (loss) on derivative instruments	81	(211)	(23)	(129)
Total other comprehensive income (loss), net of tax	4,877	(2,141)	2,958	(1,859)
Comprehensive income	$17,522	9,387	37,487	27,108

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$48,521	53,825
Accounts receivable, net	135,545	121,486
Costs and estimated earnings on long-term contracts, less progress billings of $59,100 and $31,129, respectively	44,753	28,746
Inventories	130,828	105,542
Other current assets	20,980	13,884
Total current assets	380,627	323,483
Property, plant and equipment, net of accumulated depreciation of $96,510 and $84,454, respectively	130,419	92,405
Intangible assets, net of accumulated amortization of $69,103 and $56,955, respectively	328,545	231,759
Goodwill	365,965	323,616
Other assets	5,901	7,108
Total assets	$1,211,457	978,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	48,555	42,074
Advance payments on long-term contracts, less costs incurred of $48,114 and $35,266, respectively	22,089	16,187
Accrued salaries	24,797	28,769
Current portion of deferred revenue	31,881	27,212
Accrued other expenses	28,257	23,834
Total current liabilities	175,579	158,076
Pension obligations	38,677	39,842
Deferred tax liabilities	84,184	69,562
Other liabilities	23,428	5,782
Long-term debt	245,000	90,000
Total liabilities	566,868	363,262
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,468,824 and 30,364,183 shares, respectively	305	304
Additional paid-in capital	288,623	290,588
Retained earnings	499,611	471,272
Accumulated other comprehensive loss, net of tax	(36,325)	(39,283)
	752,214	722,881
Less treasury stock, at cost: 4,638,322 and 4,647,322 common shares, respectively	(107,625)	(107,772)
Total shareholders’ equity	644,589	615,109
Total liabilities and shareholders’ equity	$1,211,457	978,371

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$34,529	28,967
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,023	17,209
Stock compensation expense	4,130	3,652
Changes in assets and liabilities	(24,977)	(21,106)
Effect of deferred taxes	(577)	1,141
Change in deferred revenue and costs, net	4,863	3,029
Pension contributions	(2,317)	-
Other	(5,202)	350
Net cash provided by operating activities	33,472	33,242

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(162,268)	(41,308)
Additions to capitalized software	(6,213)	(6,257)
Capital expenditures	(23,055)	(7,812)
Proceeds from sale of land	1,184	-
Proceeds from life insurance	2,307	-
Net cash used by investing activities	(188,045)	(55,377)

Cash flows from financing activities:
Proceeds from long-term debt	213,000	81,458
Principal payments on long-term debt	(58,000)	(45,000)
Dividends paid	(6,190)	(6,191)
Purchases of common stock into treasury	-	(4,303)
Debt issuance costs	-	(1,037)
Other	(21)	(123)
Net cash provided by financing activities	148,789	24,804
Effect of exchange rate changes on cash and cash equivalents	480	(1,538)
Net (decrease) increase in cash and cash equivalents	(5,304)	1,131
Cash and cash equivalents, beginning of period	53,825	39,411
Cash and cash equivalents, end of period	$48,521	40,542

Supplemental cash flow information:
Interest paid	$2,404	908
Income taxes paid (including state and foreign)	20,421	15,820

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

The Company’s results for the three and nine-month periods ended June 30, 2017 are not necessarily indicative of the results for the entire 2017 fiscal year. References to the third quarters of 2017 and 2016 represent the fiscal quarters ended June 30, 2017 and 2016, respectively.

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

2.	ACQUISITIONS

On May 25, 2017, the Company acquired the assets of Morgan Schaffer Inc. (Morgan Schaffer), a global utilities provider located in Montreal, Quebec, Canada, for a purchase price of $48.8 million in cash. Morgan Schaffer, founded in 1965, has annualized sales of approximately $25 million. Morgan Schaffer designs, develops, manufactures and markets an integrated offering of dissolved gas analysis, oil testing, and data management solutions which enhance the ability of electric utilities to accurately monitor the health of critical power transformers. Since the date of acquisition, the operating results for Morgan Schaffer have been included in the Company’s Utilities Solution Group (USG) segment. Based on the preliminary purchase price allocation, the Company recorded approximately $2.5 million of accounts receivable, $5.2 million of inventory, $1.7 million of property, plant and equipment, $0.4 million of other assets, $3.8 million of accounts payable and accrued expenses, $4.8 million of goodwill, $34.6 million of trade names and $3.4 million of amortizable intangible assets consisting of customer relationships and developed technology with a weighted average life of approximately 10 years.

On May 8, 2017, the Company acquired NRG Systems, Inc. (NRG), doing business as Renewable NRG Systems, located in Hinesburg, Vermont, for a purchase price of $38.6 million, less cash acquired. NRG, founded in 1982, is the global market leader in the design and manufacture of decision support tools for the renewable energy industry, primarily wind. NRG has annualized sales of approximately $45 million. Since the date of acquisition, the operating results for NRG have been included in the Company’s USG segment. Based on the preliminary purchase price allocation, the Company recorded approximately $1.5 million of cash, $4.1 million of accounts receivable, $5.1 million of inventory, $1.0 million of other assets, $9.4 million of property, plant and equipment (including a capital lease), $4.1 million of accounts payable and accrued expenses, $9.7 million of lease liability, $7.5 million of goodwill, $8.1 million of trade names and $17.2 million of amortizable intangible assets consisting of customer relationships with a weighted average life of approximately 14 years.

On November 7, 2016, the Company acquired aerospace suppliers Mayday Manufacturing Co. and its affiliate, Hi-Tech Metals, Inc. (collectively referred to as Mayday), which share a 130,000 square foot facility in Denton, Texas, for a purchase price of $75 million in cash.  Mayday Manufacturing Co. is a manufacturer of mission-critical bushings, pins, sleeves and precision-tolerance machined components for landing gear, rotor heads, engine mounts, flight controls, and actuation systems for the aerospace and defense industry.  Hi-Tech Metals, Inc. is a full-service metal processor offering aerospace OEM’s, Tier 1 suppliers, a large portfolio of processing services including anodizing, cadmium and zinc-nickel plating, organic coatings, non-destructive testing, and heat treatment.  Mayday has annual sales of approximately $40 million. Since the date of acquisition the consolidated operating results for Mayday have been included in the Company’s Filtration segment.  Based on the preliminary purchase price allocation, the Company recorded approximately $7.4 million of accounts receivable, $11.0 million of inventory, $16.6 million of property, plant and equipment (including a capital lease), $9.5 million of lease liability, $15.7 million of deferred tax liabilities, $30.1 million of goodwill (non-deductible for tax purposes), $4.8 million of trade names and $32.8 million of amortizable identifiable intangible assets consisting primarily of customer relationships with a weighted-average life of approximately 20 years.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Weighted Average Shares Outstanding - Basic	25,815	25,725	25,756	25,777
Dilutive Options and Restricted Shares	210	185	219	185

Adjusted Shares - Diluted	26,025	25,910	25,975	25,962

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Compensation expense related to the restricted share awards was $1.0 million and $3.3 million for the three and nine-month periods ended June 30, 2017, respectively, and $0.8 million and $3.1 million for the corresponding periods of 2016. There were 335,825 non-vested shares outstanding as of June 30, 2017.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.8 million for the three and nine-month periods ended June 30, 2017, respectively, and $0.2 million and $0.6 million for the corresponding periods of 2016.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.3 million and $4.1 million for the three-and nine-month periods ended June 30, 2017, respectively, and $1.0 million and $3.7 million for the corresponding periods of 2016. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $1.2 million and $2.2 million for the three and nine-month periods ended June 30, 2017, respectively, and $0.4 million and $1.3 million for the corresponding periods of 2016, respectively. As of June 30, 2017, there was $7.3 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

5.	INVENTORIES

Inventories consist of the following:

(In thousands)	June 30, 2017	September 30, 2016

Finished goods	$28,559	19,451
Work in process	46,178	37,922
Raw materials	56,091	48,169
Total inventories	$130,828	105,542

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at June 30, 2017 and September 30, 2016 are the following intangible assets gross carrying amounts and accumulated amortization:

(Dollars in thousands)	June 30, 2017	September 30, 2016
Goodwill	$365,965	323,616

Intangible assets with determinable lives:
Patents
Gross carrying amount	$927	917
Less: accumulated amortization	742	726
Net	$185	191

Capitalized software
Gross carrying amount	$60,216	54,003
Less: accumulated amortization	32,136	26,737
Net	$28,080	27,266

Customer relationships
Gross carrying amount	$163,331	111,887
Less: accumulated amortization	35,005	28,633
Net	$128,325	83,254

Other
Gross carrying amount	$5,255	2,777
Less: accumulated amortization	1,220	859
Net	$4,035	1,918
Intangible assets with indefinite lives:
Trade names	$167,920	119,128

The changes in the carrying amount of goodwill attributable to each business segment for the nine months ended June 30, 2017 is as follows:

(Dollars in millions)	USG	Test	Filtration	Packaging	Total
Balance as of September 30, 2016	226.2	34.1	43.9	19.4	323.6
Acquisition activity	12.3	-	30.1	-	42.4
Foreign currency translation and other	0.2	-	(0.5)	0.3	-
Balance as of June 30, 2017	$238.7	34.1	73.5	19.7	366.0

7.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers, and classifies its business operations in four segments for financial reporting purposes: Filtration/Fluid Flow (Filtration), RF Shielding and Test (Test), Utility Solutions Group (USG) and Technical Packaging. The Filtration segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair), Westland Technologies Inc. (Westland), and Mayday. The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned and unmanned aircraft; manufacture elastomeric-based signature reduction solutions for the U.S. Navy; and manufacture landing gear components for the aerospace and defense industry. The Test segment’s operations consist primarily of ETS-Lindgren Inc. (ETS-Lindgren). ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy. The USG segment’s operations consist primarily of Doble Engineering Company (Doble), Morgan Schaffer, and NRG. Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment. Morgan Schaffer provides an integrated offering of dissolved gas analysis, oil testing, and data management solutions for the electric power industry. NRG designs and manufactures decision support tools for the renewable energy industry, primarily wind. The Technical Packaging segment’s operations consist of Thermoform Engineered Quality LLC (TEQ) and Plastique Limited and Plastique Sp. zoo (together, Plastique). The companies within this segment provide innovative solutions to the medical and commercial markets for thermoformed packages and specialty products using a wide variety of thin gauge plastics and pulp.

Management evaluates and measures the performance of its reportable segments based on “Net Sales” and “EBIT”, which are detailed in the table below. EBIT is defined as earnings before interest and taxes.

(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
NET SALES
Filtration	$71,179	54,396	198,869	145,758
Test	37,544	36,234	109,738	119,608
USG	42,059	29,121	110,287	93,657
Technical Packaging	20,407	20,440	59,841	52,931
Consolidated totals	$171,189	140,191	478,735	411,954

EBIT
Filtration	$11,945	12,163	34,296	29,511
Test	4,885	3,744	11,076	8,587
USG	8,477	6,124	25,585	21,581
Technical Packaging	2,433	2,474	5,660	7,035
Corporate (loss)	(9,105)	(6,665)	(23,499)	(21,694)
Consolidated EBIT	18,635	17,840	53,118	45,020
Less: Interest expense, net	(1,213)	(320)	(2,752)	(917)
Earnings before income taxes	$17,422	17,520	50,366	44,103

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

8.	DEBT

The Company’s debt is summarized as follows:

(In thousands)	June 30, 2017	September 30, 2016
Total borrowings	$265,000	110,000
Short-term borrowings and current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$245,000	90,000

The Company’s existing credit facility (“the Credit Facility”) matures December 21, 2020. The Credit Facility includes a $450 million revolving line of credit as well as provisions allowing for the increase of the facility commitment amount by an additional $250 million, if necessary, with the consent of the lenders. The bank syndication supporting the facility is comprised of a diverse group of nine banks led by JPMorgan Chase Bank, N.A., as Administrative Agent.

At June 30, 2017, the Company had approximately $178 million available to borrow under the Credit Facility, and a $250 million increase option, in addition to $48.5 million cash on hand. At June 30, 2017, the Company had $265 million of outstanding borrowings under the Credit Facility in addition to outstanding letters of credit of $7.2 million. The Company classified $20.0 million as the current portion of long-term debt as of June 30, 2017, as the Company intends to repay this amount within the next twelve month period; however, the Company has no contractual obligation to repay such amount during the next twelve month period.

The Credit Facility requires, as determined by certain financial ratios, a facility fee ranging from 12.5 to 27.5 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 2.11% and 1.90% for the three and nine-month periods ending June 30, 2017, respectively, and 1.50% and 1.58% for the corresponding periods of 2016. At June 30, 2017, the Company was in compliance with all debt covenants.

9.	INCOME TAX EXPENSE

The third quarter 2017 effective income tax rate was 27.4% compared to 34.2% in the third quarter of 2016. The effective income tax rate for the first nine months of 2017 was 31.4% compared to 34.3% for the first nine months of 2016. The Company elected to early adopt Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, resulting in the income tax expense in the third quarter and first nine months of 2017 being favorably impacted by additional tax benefits on share-based compensation that vested during the quarter decreasing the effective tax rate by 5.1% and 1.8%, respectively.

The income tax expense in the first nine months of 2016 was unfavorably impacted by a U.K. foreign valuation allowance that increased the year-to-date effective tax rate by1.5%. The income tax expense in the third quarter and first nine months of 2016 was favorably impacted by the extension of the research credit as a result of The Protecting Americans from Tax Hikes Act reducing the year-to-date effective tax rate by 1.8%. The income tax expense in the third quarter and first nine months of 2016 was unfavorably impacted by return to provision true-ups increasing the third quarter and year-to-date effective tax rate by 1.3% and 0.5%, respectively. The income tax expense in the first nine months of 2016 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded, increasing the year-to-date effective tax rate by 1.7%.

10.	SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first nine months of 2017 is shown below (in thousands):

Balance at September 30, 2016	$615,109
Net earnings	34,529
Other comprehensive income	2,958
Cash dividends	(6,190)
Stock compensation plans	(1,817)
Balance at June 30, 2017	$644,589

11.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and nine-month periods ended June 30, 2017 and 2016 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Defined benefit plans
Interest cost	$737	963	2,438	2,888
Expected return on assets	(942)	(1,093)	(2,978)	(3,280)
Amortization of:
Prior service cost	-	3	3	10
Actuarial loss	683	486	1,871	1,459
Net periodic benefit cost	$478	359	1,334	1,077

12.	DERIVATIVE FINANCIAL INSTRUMENTS

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During 2016, the Company entered into several forward contracts to purchase pounds sterling (GBP) to hedge two deferred payments due in connection with the acquisition of Plastique. In addition, our Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. The Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. All derivative instruments are reported in either accrued expenses or other receivables on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type as of June 30, 2017:

(In thousands)	Notional amount		Fair Value (US$)
Forward contracts	1,859	GBP	(238)
Forward contracts	4,750	USD	64
Forward contracts	500	EUR	(14)

13.	FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2017 and September 30, 2016 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, debt and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of June 30, 2017:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Forward contracts	$-	(188)	$-	(188)

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and nine-month periods ended June 30, 2017.

14.	NEW ACCOUNTING STANDARDS

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplified the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. The Company adopted this standard in the current year resulting in the income tax expense in the third quarter and first nine months of 2017 being favorably impacted by additional tax benefits on share-based compensation that vested during the third quarter of 2017 decreasing the effective tax rate by 5.1% and 1.8%, respectively.

In February 2016, the FASB issued ASU No. 2016-062, Leases (Topic 842), which, among other things, requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This standard will increase an entities’ reported assets and liabilities. The standard is effective for fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition period for all entities. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance has been further clarified and amended. The new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently in the process of evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and selecting the method of transition to the new standard.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the third quarters of 2017 and 2016 represent the three-month periods ended June 30, 2017 and 2016, respectively.

OVERVIEW

In the third quarter of 2017, sales, net earnings and diluted earnings per share were $171.2 million, $12.6 million and $0.49 per share, respectively, compared to $140.2 million, $11.5 million and $0.44 per share, respectively, in the third quarter of 2016. In the first nine months of 2017, sales, net earnings and diluted earnings per share were $478.7 million, $34.5 million and $1.33, respectively, compared to $412.0 million, $29.0 million and $1.12 per share, respectively, in the first nine months of 2016.

NET SALES

Net sales increased $31.0 million, or 22.1%, to $171.2 million in the third quarter of 2017 from $140.2 million in the third quarter of 2016. Net sales increased $66.7 million, or 16.2%, to $478.7 million in the first nine months of 2017 from $412.0 million in the first nine months of 2016. The increase in net sales in the third quarter of 2017 as compared to the third quarter of 2016 was due to a $16.8 million increase in the Filtration segment, a $12.9 million increase in the USG segment and a $1.3 million increase in the Test segment. The increase in net sales in the first nine months of 2017 as compared to the first nine months of 2016 was due to a to a $53.1 million increase in the Filtration segment, a $16.6 million increase in the USG segment and a $6.9 million increase in the Technical Packaging segment, partially offset by a $9.9 million decrease in the Test segment.

-Filtration

In the third quarter of 2017, net sales of $71.2 million were $16.8 million, or 30.9%, higher than the $54.4 million in the third quarter of 2016. Net sales increased $53.1 million, or 36.4%, to $198.9 million in the first nine months of 2017 from $145.8 million in the first nine months of 2016. The sales increase in the third quarter of 2017 compared to the third quarter of 2016 was mainly due to the sales contributions from the Company’s recent acquisitions of Westland ($5.5 million) and Mayday ($11.4 million); and a $2.5 million increase in net sales at VACCO due to higher shipments of its space and defense products, partially offset by a $1.6 million decrease in sales at PTI due to lower aerospace assembly shipments and a $1.0 million decrease in sales at Crissair due to lower aerospace shipments. The sales increase in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to the sales contributions from the Company’s recent acquisitions of Westland ($17.6 million) and Mayday ($27.9 million); and a $9.2 million increase in net sales at VACCO due to higher shipments of its space and defense products, partially offset by a $2.9 million decrease in sales at Crissair due to lower aerospace shipments.

-Test

In the third quarter of 2017, net sales of $37.5 million were $1.3 million, or 3.6%, higher than the $36.2 million recorded in the third quarter of 2016. Net sales decreased $9.9 million, or 8.3%, to $109.7 million in the first nine months of 2017 from $119.6 million in the first nine months of 2016. The increase in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to higher sales from the segment’s U.S. operations due to the timing of test and measurement chamber projects. The decrease in the first nine months of 2017 compared to the first nine months of 2016 was mainly due to a decrease in net sales from the segment’s European and U.S. operations primarily related to the timing of projects and lower sales volumes of domestic shielding products.

-Utility Solutions Group (USG)

Net sales increased $12.9 million, or 44.4%, to $42.0 million in the third quarter of 2017 from $29.1 million in the third quarter of 2016. Net sales increased $16.6 million, or 17.8%, to $110.3 million in the first nine months of 2017 from $93.7 million in the first nine months of 2016. The increase in the third quarter and first nine months of 2017 compared to the corresponding periods of 2016 was mainly driven by the $8.7 million sales contribution from the NRG and Morgan Schaffer acquisitions and new products and software solutions at Doble.

-Technical Packaging

In the third quarters of 2017 and 2016, net sales were $20.4 million, respectively. Net sales increased $6.9 million, or 13.1%, to $59.8 million in the first nine months of 2017 from $52.9 million in the first nine months of 2016. The increase in the first nine months of 2017 compared to the first nine months of 2016 was mainly due to the $8.9 million sales contribution from Plastique which was acquired in January 2016 partially offset by a $2.0 million decrease in net sales from TEQ due to lower shipments to medical customers.

ORDERS AND BACKLOG

Backlog was $385.6 million at June 30, 2017 compared with $332.4 million at September 30, 2016. The Company received new orders totaling $182.2 million in the third quarter of 2017 compared to $125.1 million in the third quarter of 2016. Of the new orders received in the third quarter of 2017, $77.6 million related to Filtration products, $38.0 million related to Test products, $46.3 million related to USG products, and $20.3 million related to Technical Packaging products. Of the new orders received in the third quarter of 2016, $44.9 million related to Filtration products, $34.8 million related to Test products, $27.7 million related to USG products, and $17.7 million related to Technical Packaging products

The Company received new orders totaling $532.0 million in the first nine months of 2017 compared to $397.7 million in the first nine months of 2016. Of the new orders received in the first nine months of 2017, $207.1 million related to Filtration products, $138.3 million related to Test products, $118.9 million related to USG products, and $67.7 million related to Technical Packaging products. Of the new orders received in the first nine months of 2016, $143.9 million related to Filtration products, $108.4 million related to Test products, $88.0 million related to USG products, and $57.4 million related to Technical Packaging products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of 2017 were $38.5 million (22.5% of net sales), compared with $31.4 million (22.4% of net sales) for the third quarter of 2016. For the first nine months of 2017, SG&A expenses were $107.1 million (22.4% of net sales) compared to $97.2 million (23.6% of net sales) for the first nine months of 2016. The increase in SG&A expenses in the third quarter of 2017 compared to the third quarter of 2016 was mainly due to an increase in the Filtration and USG segments due to the Company’s recent acquisitions (Westland, Mayday, NRG and Morgan Schaffer), additional sales and marketing expenses at Doble and higher professional fees at Corporate related to M&A activities. The increase in SG&A in the first nine months of 2017 compared to the first nine months of 2016 was mainly due to an increase in SG&A expenses in the Filtration, USG and Technical Packaging segments due to the Company’s recent acquisitions and additional sales and marketing expenses at Doble partially offset by a decrease in SG&A expenses in the Test segment (as a result of the 2016 restructuring activities), and lower professional fees at Corporate.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $4.1 million and $11.5 million for the third quarter and first nine months of 2017, respectively, compared to $3.0 million and $8.5 million for the corresponding periods of 2016. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the third quarter and first nine months of 2017 compared to the corresponding periods of 2016 was mainly due to an increase in amortization of intangibles related to the Morgan Schaffer, NRG, Westland, and Mayday acquisitions.

OTHER (INCOME) EXPENSES, NET

Other expenses, net, were $1.2 million in the third quarter of 2017 compared to other expenses, net, of $1.4 million in the third quarter of 2016. Other income, net, was $0.2 million in the first nine months of 2017 compared to other expenses, net, of $6.4 million in the first nine months of 2016. The principal component in other income, net, in the first nine months of 2017 was $0.4 million of income related to death benefit insurance proceeds from a former employee. The principal components in other expenses, net, in the first nine months of 2016 were $4.5 million of restructuring costs related to the Test segment and $1.9 million of costs related to the USG segment restructuring activities.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT was $18.6 million (10.9% of net sales) for the third quarter of 2017 compared to $17.8 million (12.7% of net sales) for the third quarter of 2016. For the first nine months of 2017, EBIT was $53.1 million (11.1% of net sales) compared to $45.0 million (10.9% of net sales) for the first nine months of 2016.

The following table presents a reconciliation of EBIT to net earnings.

(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Consolidated EBIT	$18,635	17,840	53,118	45,020
Less: Interest expense, net	(1,213)	(320)	(2,752)	(917)
Less: Income tax expense	(4,777)	(5,992)	(15,837)	(15,136)
Net earnings	$12,645	11,528	34,529	28,967

-Filtration

EBIT in the third quarter of 2017 was $11.9 million (16.8% of net sales) compared to $12.2 million (22.4% of net sales) in the third quarter of 2016. In the first nine months of 2017, EBIT was $34.3 million (17.2% of net sales) compared to $29.5 million (20.2% of net sales) in the first nine months of 2016. The decrease in EBIT dollars and as a percent of net sales in the third quarter of 2017 compared to the third quarter of 2016 was mainly due to lower sales volumes at PTI and engineering and development cost growth on certain fixed price development contracts at VACCO. The increase in EBIT in the first nine months of 2017 compared to the first nine months of 2016 was mainly due to the EBIT contribution from the Westland and Mayday acquisitions and an increase at PTI. EBIT as a percent of net sales decreased in the first nine months of 2017 compared to the respective 2016 period mainly due to the purchase accounting inventory step-up charge at Mayday of $1.9 million in the first nine months of 2017.

-Test

EBIT in the third quarter of 2017 was $4.9 million (13.0% of net sales) compared to $3.7 million (10.3% of net sales) in the third quarter of 2016. In the first nine months of 2017, EBIT was $11.1 million (10.1% of net sales) compared to $8.6 million (7.2% of net sales) in the first nine months of 2016. EBIT increased in the third quarter and first nine months of 2017 compared to the corresponding periods of 2016 primarily due to the $4.7 million of restructuring charges incurred in the first nine months of 2016 related to closing the Test business operating facilities in Germany and England, consisting mainly of employee severance and compensation benefits, professional fees, and asset impairment charges.

-Utility Solutions Group

EBIT in the third quarter of 2017 was $8.5 million (20.2% of net sales) compared to $6.1 million (21.0% of net sales) in the third quarter of 2016. In the first nine months of 2017, EBIT was $25.6 million (23.2% of net sales) compared to EBIT of $21.6 million (23.0% of net sales) in the first nine months of 2016. The increase in EBIT in the third quarter and first nine months of 2017 compared to the corresponding periods of 2016 was mainly due to higher sales volumes and additional contribution from new products and software solutions, as well as the EBIT contribution from NRG (May 8, 2017 acquisition) and Morgan Schaffer (May 25, 2017 acquisition). EBIT as a percent of net sales decreased in the third quarter compared to the third quarter of 2016 mainly due to the purchase accounting inventory step-up charges at NRG and Morgan Schafer totaling $0.7 million in the third quarter of 2017. EBIT as a percent of net sales increased in the first nine months of 2017 compared to the first nine months of 2016 mainly due to the increase in margins on new products and software solutions at Doble.

-Technical Packaging

EBIT in the third quarter of 2017 was $2.4 million (11.9% of net sales) compared to $2.5 million (12.1% of net sales) in the third quarter of 2016. In the first nine months of 2017, EBIT was $5.7 million (9.5% of net sales) compared to $7.0 million (13.3% of net sales) in the first nine months of 2016. The decrease in EBIT in the third quarter and first nine months of 2017 compared to the corresponding periods of 2016 was mainly due to higher SG&A expense at Plastique.

-Corporate

Corporate costs included in EBIT were $9.1 million and $23.5 million in the third quarter and first nine months of 2017, respectively, compared to $6.7 million and $21.7 million in the corresponding periods of 2016. The increase in Corporate costs in the third quarter and first nine months of 2017 compared to the corresponding periods of 2016 was primarily due to higher acquisition costs, including professional fees, and an increase in amortization of intangible assets related to the recent acquisitions.

INTEREST EXPENSE, NET

Interest expense was $1.2 million and $2.8 million in the third quarter and first nine months of 2017, respectively, and $0.3 million and $0.9 million in the corresponding periods of 2016. The increase in interest expense in the third quarter and first nine months of 2017 compared to the corresponding periods of 2016 was mainly due to higher outstanding borrowings during the current year as a result of the Company’s recent acquisitions (Morgan Schaffer, NRG, Mayday and Westland).

INCOME TAX EXPENSE

The third quarter 2017 effective income tax rate was 27.4% compared to 34.2% in the third quarter of 2016. The effective income tax rate for the first nine months of 2017 was 31.4% compared to 34.3% for the first nine months of 2016. The Company elected to early adopt Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, resulting in the income tax expense in the third quarter and first nine months of 2017 being favorably impacted by additional tax benefits on share-based compensation that vested during the quarter decreasing the effective tax rate by 5.1% and 1.8%, respectively.

The income tax expense in the first nine months of 2016 was unfavorably impacted by a U.K. foreign valuation allowance that increased the year-to-date effective tax rate by1.5%. The income tax expense in the third quarter and first nine months of 2016 was favorably impacted by the extension of the research credit as a result of The Protecting Americans from Tax Hikes Act reducing the year-to-date effective tax rate by 1.8%. The income tax expense in the third quarter and first nine months of 2016 was unfavorably impacted by return to provision true-ups increasing the third quarter and year-to-date effective tax rate by 1.3% and 0.5%, respectively. The income tax expense in the first nine months of 2016 was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit was recorded, increasing the year-to-date effective tax rate by 1.7%.

The Company estimates the fiscal 2017 effective tax rate will be approximately 33%. During the three-month period ended June 30, 2017, there were no material changes in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

The Company’s foreign subsidiaries had accumulated unremitted earnings of $50.4 million and cash of $38.2 million at June 30, 2017. No deferred taxes have been provided on the accumulated unremitted earnings because these funds are not needed to meet the liquidity requirements of the Company’s U.S. operations and it is the Company’s intention to reinvest these earnings indefinitely. In the event these foreign entities’ earnings were distributed, it is estimated that U.S. taxes, net of available foreign tax credits, of approximately $8.8 million would be due, which would correspondingly reduce the Company’s net earnings.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $205.0 million at June 30, 2017 from $165.4 million at September 30, 2016. Inventories increased by $25.3 million during this period mainly due to a $12.6 million increase within the Filtration segment primarily related to the acquisition of Mayday in the first quarter of 2017 and a $9.5 million increase within the USG segment related to the acquisitions of NRG and Morgan Schaffer. Accounts receivable increased $14.1 million mainly related to the acquisitions of Mayday, NRG and Morgan Schaffer. Costs and estimated earnings in excess of billings on long-term contracts increased $16.0 million in the first nine months of 2017 due to ETS ($9.9 million) and VACCO ($6.1 million).

Net cash provided by operating activities was $33.5 million and $33.2 million in the first nine months of 2017 and 2016, respectively. The increase in net cash provided by operating activities in the first nine months of 2017 as compared to the first nine months of 2016 was mainly due to higher net earnings.

Capital expenditures were $23.1 million and $7.8 million in the first nine months of 2017 and 2016, respectively. The increase in the first nine months of 2017 was mainly due to an increase in machinery and equipment additions at Plastique ($4.8 million) and VACCO ($3.2 million). In addition, the Company incurred expenditures for capitalized software of $6.2 million and $6.3 million in the first nine months of 2017 and 2016, respectively.

Credit Facility

At June 30, 2017, the Company had approximately $178 million available to borrow under its Credit Facility, a $250 million increase option, and $48.5 million cash on hand. At June 30, 2017, the Company had $265.0 million of outstanding borrowings under the Credit Facility in addition to outstanding letters of credit of $7.2 million. Cash flow from operations and borrowings under the Company’s Credit Facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the facility is subject to acceptance by participating or other outside banks.

Acquisitions

On May 25, 2017, the Company acquired the assets of Morgan Schaffer, located in Montreal, Quebec, Canada, for a purchase price of $48.8 million in cash. Since the date of acquisition the consolidated operating results for Morgan Schaffer have been included in the Company’s USG segment.

On May 8, 2017, the Company acquired NRG, located in Hinesburg, Vermont, for a purchase price of $38.6 million, less cash acquired. Since the date of acquisition the consolidated operating results for NRG have been included in the Company’s USG segment.

On November 7, 2016, the Company acquired aerospace supplier Mayday, located in Denton, Texas, for a purchase price of $75 million in cash. Since the date of acquisition the consolidated operating results for Mayday have been included in the Company’s Filtration segment.

New Accounting Standards

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplified the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. The Company adopted this standard in the current year resulting in the income tax expense in the third quarter and first nine months of 2017 being favorably impacted by additional tax benefits on share-based compensation that vested during the third quarter of 2017, decreasing the effective tax rate by 5.1% and 1.8%, respectively.

In February 2016, the FASB issued ASU No. 2016-062, Leases (Topic 842), which, among other things, requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This standard will increase an entities’ reported assets and liabilities. The standard is effective for fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition period for all entities. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance has been further clarified and amended. The new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently in the process of evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and selecting the method of transition to the new standard.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on April 18, 2017 to stockholders of record as of April 3, 2017. Following the end of the third quarter, the quarterly dividend of $0.08 per share, or $2.1 million, was paid on July 19, 2017 to stockholders of record as of July 5, 2017.

OUTLOOK

Given the 2017 financial contributions from the Westland, Mayday, NRG and Morgan Schaffer acquisitions, as well as the significant costs incurred in the execution of these acquisitions, and considering both operational and non-cash purchase accounting items, the current outlook for 2017 compared to the original guidance is updated as follows: Management projects 2017 GAAP EPS to be in the range of $2.05 to $2.10 per share, reflecting the profit contributions from the recent acquisitions, offset by the costs of the acquisitions, the impact of the purchase accounting inventory step-up charges, the impact of additional depreciation and amortization, and customer-driven program pushouts from 2017 to 2018.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that reflect or are based on current expectations, estimates, forecasts, projections or assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: the amount and timing of future sales, revenues, cash flows and EPS; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the outcome of current litigation, claims and charges; continued reinvestment of foreign earnings and U.S. income tax liabilities in the event that foreign earnings were distributed; future income tax liabilities and effective tax rate; timing of the repayment of the current portion of the Company’s long-term debt; changes in the amount of unrecognized tax benefits; the recognition and timing of costs related to share-based compensation arrangements; returns on retirement plan assets; estimates or projections made in connection with the Company’s accounting policies; market risks relating to the Company’s operations and changes in interest rates and the Company’s ability to hedge against or otherwise manage them through the use of derivative financial instruments; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, and the following: the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future contract awards or customer orders; the appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; financial exposure in connection with Company guarantees of certain Aclara contracts; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of select acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; labor disputes; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; changes in interest rates; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; and the integration of recently acquired businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During 2016, the Company entered into several forward contracts to purchase pounds sterling to hedge two deferred payments due in connection with the acquisition of Plastique. In addition, our Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. All derivative instruments are reported on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the respective derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. There has been no material change to the Company’s market risks since September 30, 2016. See Note 12 to the Consolidated Financial Statements in Item 1 of this Report for a summary of the Company’s outstanding derivative financial instruments as of June 30, 2017. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for further discussion about market risk.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number

3.1(a)	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-10596)

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference to Exhibit 4(e) to Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-10596)

3.1(c)	Articles of Merger effective July 10, 2000	Incorporated by reference to Exhibit 3(c) to Form 10-Q for the fiscal quarter ended June 30, 2000 (File No. 1-10596)

3.2	Bylaws	Incorporated by reference to Exhibit 3 to Form 8-K filed May 7, 2014 (File No. 1-10596)

4.1	Specimen revised Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 1-10596)

4.2	Amended and Restated Credit Agreement dated as of December 21, 2015 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, and Bank of America, N.A., BMO Harris Bank, N.A., SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents	Incorporated by reference to Exhibit 4.1 to Form 8-K dated December 23, 2015 (File No. 1-10596)

4.3	Amendment No. 1 to December 21, 2015 Credit Agreement, effective September 30, 2016	Incorporated by reference to Exhibit 4.4 to Form 10-K for the fiscal year ended September 30, 2016 (File No. 1-10596)

4.4	Amendment No. 2 to December 21, 2015 Credit Agreement, effective May 15, 2017	Filed herewith

31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended June 30, 2017	Filed herewith

31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended June 30, 2017	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended June 30, 2017	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

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

Dated: August 8, 2017

