Form 10-Q
period 2017-12-31
ESCO TECHNOLOGIES INC
filed 2018-02-07
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at January 31, 2018
Common stock, $.01 par value per share	25,844,866

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended December 31,
	2017	2016

Net sales	$173,495	146,368
Costs and expenses:
Cost of sales	111,736	92,914
Selling, general and administrative expenses	42,154	33,762
Amortization of intangible assets	4,446	3,649
Interest expense, net	2,185	684
Other expenses (income), net	173	(766)
Total costs and expenses	160,694	130,243

Earnings before income taxes	12,801	16,125
Income tax (benefit) expense	(21,870)	5,398
Net earnings	$34,671	10,727

Earnings per share:
Basic - Net earnings	$1.34	0.42

Diluted - Net earnings	$1.33	0.41

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2017	2016

Net earnings	$34,671	10,727
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,288	(4,363)
Net unrealized gain (loss) on derivative instruments	17	(133)
Total other comprehensive income (loss), net of tax	1,305	(4,496)
Comprehensive income	$35,976	6,231

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 31, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$41,600	45,516
Accounts receivable, net	148,502	160,580
Costs and estimated earnings on long-term contracts, less progress billings of $45,134 and $64,099, respectively	39,045	47,286
Inventories	130,579	124,515
Other current assets	13,301	14,895
Total current assets	373,027	392,792
Property, plant and equipment, net of accumulated depreciation of $106,791 and $99,650, respectively	132,790	132,748
Intangible assets, net of accumulated amortization of $78,325 and $73,879, respectively	347,578	351,134
Goodwill	378,510	377,879
Other assets	5,843	5,891
Total assets	$1,237,748	1,260,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	48,766	54,789
Advance payments on long-term contracts, less costs incurred of $53,206 and $59,772, respectively	28,966	22,451
Accrued salaries	21,824	32,259
Current portion of deferred revenue	25,447	28,583
Accrued other expenses	33,029	36,887
Total current liabilities	178,032	194,969
Pension obligations	30,268	30,223
Deferred tax liabilities	57,877	86,378
Other liabilities	24,502	21,956
Long-term debt	240,000	255,000
Total liabilities	530,679	588,526
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,468,824 and 30,468,824 shares, respectively	305	305
Additional paid-in capital	290,984	289,785
Retained earnings	549,322	516,718
Accumulated other comprehensive loss, net of tax	(26,003)	(27,308)
	814,608	779,500
Less treasury stock, at cost: 4,632,922 and 4,635,622 common shares, respectively	(107,539)	(107,582)
Total shareholders’ equity	707,069	671,918
Total liabilities and shareholders’ equity	$1,237,748	1,260,444

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$34,671	10,727
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,226	7,088
Stock compensation expense	1,353	1,437
Changes in assets and liabilities	4,507	(2,053)
Effect of deferred taxes	(28,501)	(1,393)
Change in deferred revenue and costs, net	(3,099)	(333)
Pension contributions	(360)	-
Other	-	263
Net cash provided by operating activities	17,797	15,736

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(233)	(75,000)
Additions to capitalized software	(2,083)	(1,433)
Capital expenditures	(3,606)	(6,989)
Net cash used by investing activities	(5,922)	(83,422)

Cash flows from financing activities:
Proceeds from long-term debt	15,000	90,000
Principal payments on long-term debt	(30,000)	(20,000)
Dividends paid	(2,067)	(2,057)
Other	17	(134)
Net cash (used) provided by financing activities	(17,050)	67,809
Effect of exchange rate changes on cash and cash equivalents	1,259	(2,193)
Net decrease in cash and cash equivalents	(3,916)	(2,070)
Cash and cash equivalents, beginning of period	45,516	53,825
Cash and cash equivalents, end of period	$41,600	51,755

Supplemental cash flow information:
Interest paid	$2,053	509
Income taxes paid (including state and foreign)	1,025	1,026

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

The Company’s results for the three-month periods ended December 31, 2017 are not necessarily indicative of the results for the entire 2018 fiscal year. References to the first quarters of 2018 and 2017 represent the fiscal quarters ended December 31, 2017 and 2016, respectively.

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

	Three Months Ended December 31,
	2017	2016

Weighted Average Shares Outstanding - Basic	25,836	25,720
Dilutive Options and Restricted Shares	244	259

Adjusted Shares - Diluted	26,080	25,979

3.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Compensation expense related to the restricted share awards was $1.1 million and $1.2 million for the three-month periods ended December 31, 2017 and 2016, respectively. There were 337,325 non-vested shares outstanding as of December 31, 2017.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.2 million for the three-month periods ended December 31, 2017 and 2016, respectively.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.4 million and $1.4 million for the three -month periods ended December 31, 2017 and 2016, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.4 million and $0.5 million for the three-month periods ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was $5.3 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.3 years.

4.	INVENTORIES

Inventories consist of the following:

(In thousands)	December 31, 2017	September 30, 2017

Finished goods	$29,013	28,127
Work in process	46,668	43,750
Raw materials	54,898	52,638
Total inventories	$130,579	124,515

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at December 31, 2017 and September 30, 2017 are the following intangible assets gross carrying amounts and accumulated amortization:

(Dollars in thousands)	December 31, 2017	September 30, 2017
Goodwill	$378,510	377,879

Intangible assets with determinable lives:
Patents
Gross carrying amount	$928	928
Less accumulated amortization	757	750
Net	$171	178

Capitalized software
Gross carrying amount	$63,842	63,007
Less accumulated amortization	36,081	34,382
Net	$27,761	28,625

Customer relationships
Gross carrying amount	$182,266	181,891
Less accumulated amortization	39,922	37,364
Net	$142,344	144,527

Other
Gross carrying amount	$5,336	5,373
Less accumulated amortization	1,565	1,383
Net	$3,771	3,990
Intangible assets with indefinite lives:
Trade names	$173,531	173,813

The changes in the carrying amount of goodwill attributable to each business segment for the three months ended December 31, 2017 is as follows:

(Dollars in millions)	USG	Test	Filtration	Packaging	Total
Balance as of September 30, 2017	250.2	34.1	73.7	19.9	377.9
Acquisition activity – working capital adj	0.2	-	-	-	0.2
Foreign currency translation and other	-	-	-	0.4	0.4
Balance as of December 31, 2017	$250.4	34.1	73.7	20.3	378.5

6.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers, and classifies its business operations in four segments for financial reporting purposes: Filtration/Fluid Flow (Filtration), RF Shielding and Test (Test), Utility Solutions Group (USG) and Technical Packaging. The Filtration segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair), Westland Technologies Inc. (Westland), and Mayday Manufacturing Co. and its affiliate Hi-Tech Metals, Inc. (collectively referred to as Mayday). The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned and unmanned aircraft; manufacture elastomeric-based signature reduction solutions for the U.S. Navy; and manufacture landing gear components for the aerospace and defense industry. The Test segment’s operations consist primarily of ETS-Lindgren Inc. (ETS-Lindgren). ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy. The USG segment’s operations consist primarily of Doble Engineering Company (Doble), Morgan Schaffer Inc. (Morgan Schaffer), and NRG Systems, Inc. (NRG). Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment. Morgan Schaffer provides an integrated offering of dissolved gas analysis, oil testing, and data management solutions for the electric power industry. NRG designs and manufactures decision support tools for the renewable energy industry, primarily wind. The Technical Packaging segment’s operations consist of Thermoform Engineered Quality LLC (TEQ) and Plastique Limited and Plastique Sp. z o.o. (together, Plastique). The companies within this segment provide innovative solutions to the medical and commercial markets for thermoformed packages and specialty products using a wide variety of thin gauge plastics and pulp.

Management evaluates and measures the performance of its reportable segments based on “Net Sales” and “EBIT”, which are detailed in the table below. EBIT is defined as earnings before interest and taxes.

(In thousands)	Three Months Ended December 31,
	2017	2016
NET SALES
Filtration	$60,035	58,785
Test	37,530	33,827
USG	55,754	35,556
Technical Packaging	20,176	18,200
Consolidated totals	$173,495	146,368

EBIT
Filtration	$9,645	10,726
Test	2,596	2,425
USG	10,651	9,674
Technical Packaging	965	1,031
Corporate (loss)	(8,871)	(7,047)
Consolidated EBIT	14,986	16,809
Less: Interest expense, net	(2,185)	(684)
Earnings before income taxes	$12,801	16,125

Non-GAAP Financial Measures

The financial measure “EBIT” is presented in the above table and elsewhere in this Report. EBIT on a consolidated basis is a non-GAAP financial measure. Management believes that EBIT is useful in assessing the operational profitability of the Company’s business segments because it excludes interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures used by management in determining resource allocations within the Company as well as incentive compensation. A reconciliation of EBIT to GAAP net earnings is set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – EBIT.

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

7.	DEBT

The Company’s debt is summarized as follows:

(In thousands)	December 31, 2017	September 30, 2017
Total borrowings	$260,000	275,000
Short-term borrowings and current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$240,000	255,000

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

At December 31, 2017, the Company had approximately $181 million available to borrow under the Credit Facility, and a $250 million increase option, in addition to $41.6 million cash on hand. At December 31, 2017, the Company had $260 million of outstanding borrowings under the Credit Facility in addition to outstanding letters of credit of $9.0 million. The Company classified $20.0 million as the current portion of long-term debt as of December 31, 2017, as the Company intends to repay this amount within the next twelve month period; however, the Company has no contractual obligation to repay such amount during the next twelve month period.

The Credit Facility requires, as determined by certain financial ratios, a facility fee ranging from 12.5 to 27.5 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 2.74% and 1.61% for the three-month periods ending December 31, 2017 and 2016, respectively. At December 31, 2017, the Company was in compliance with all debt covenants.

8.	INCOME TAX EXPENSE

Income tax benefit in the first quarter of 2018 was $21.9 million compared to income tax expense of $5.4 million in the first quarter of 2017. The first quarter 2018 effective income tax rate was (170.8%) compared to 33.5% in the first quarter of 2017. H.R. 1, Tax Cuts and Jobs Act (“TCJA”), was signed into law on December 22, 2017. The total impact of the TCJA in the first quarter of 2018 was a net benefit of $25.1 million. The impacts were as follows: First, the Company’s 2018 federal statutory rate dropped from 35.0% to 24.5% which requires an adjustment to the value of its deferred tax assets and liabilities since the first quarter of 2018 is the period that includes the enactment date. This adjustment ($30.3 million provisional amount) favorably impacted the first quarter effective tax rate by 236.8%. Second, the TCJA subjects the Company’s cumulative foreign earnings to federal income tax ($2.9 million provisional amount) which unfavorably impacted the first quarter effective tax rate by 22.8%. The Company also recorded a $2.3 million provisional estimate of the income tax effects of the future repatriation of the cumulative earnings of its foreign subsidiaries which unfavorably impacted the first quarter effective tax rate by 18.3%.

Staff Accounting Bulletin No. 118 (SAB 118) was issued by the SEC effective December 22, 2017. SAB 118 allows registrants to record provisional amounts of the income tax effects of the TCJA where the information necessary to complete the accounting under ASC Topic 740 is not available but the amounts are based on reasonable estimates. SAB 118 permits registrants to record adjustments to its provisional amounts during the measurement period (which cannot exceed one year).

The Company was able to determine reasonable estimates of the TCJA income tax effects. However, the Company was unable to complete the accounting under ASC Topic 740 for the change in the value of the Company’s deferred tax assets and liabilities as it needs more time to collect and analyze information primarily related to depreciation expense, pension liability, and percentage of completion revenue recognition. The Company was also unable to complete the accounting under ASC Topic 740 for the income tax effects of subjecting the Company’s cumulative foreign earnings to federal income tax as it needs more time to collect and analyze information to compute the cumulative balance of earnings subject to the tax and the amount of foreign tax credit that is available to offset the tax.

Since the TCJA subjected the Company’s cumulative foreign earnings to U.S. tax, repatriation of those earnings generally provides that no additional federal tax will be imposed. However, the permissible amount of repatriation can be restricted by local law and a repatriation can result in tax expense due to local country withholding tax, U.S. state tax, and changes in foreign exchange rates. The Company is evaluating these considerations to determine the amount of its foreign subsidiaries’ cumulative earnings it intends to indefinitely reinvest.

The TCJA includes a tax on global intangible low-taxed income (“GILTI”). The Company expects it will be subject to this tax. At its January 10, 2018 meeting, the FASB staff indicated that companies should make and disclose a policy election as to whether they will recognize deferred taxes for basis differences expected to reverse as GILTI or whether they will account for GILTI as period costs if and when incurred. Because there are interpretative questions associated with the approach that involves recognizing deferred taxes, the Company will undertake an evaluation of these questions and make the accounting policy election during the SAB 118 measurement period.

9.	SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three months of 2018 is shown below (in thousands):

Balance at September 30, 2017	$671,918
Net earnings	34,671
Other comprehensive income	1,305
Cash dividends	(2,067)
Stock compensation plans	1,242
Balance at December 31, 2017	$707,069

10.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three-month periods ended December 31, 2017 and 2016 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended December 31,
(In thousands)	2017	2016
Defined benefit plans
Interest cost	$820	965
Expected return on assets	(975)	(1,094)
Amortization of:
Prior service cost	-	3
Actuarial loss	549	505
Net periodic benefit cost	$394	379

11.	DERIVATIVE FINANCIAL INSTRUMENTS

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During 2016, the Company entered into several forward contracts to purchase pounds sterling (GBP) to hedge two deferred payments due in connection with the acquisition of Plastique. During the first quarter of 2018, the Company entered into three interest rate swaps with a notional amount of $150 million to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. In addition, the Company’s Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. The Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. All derivative instruments are reported in either accrued expenses or other receivables on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. The interest rate swaps entered into during the first quarter of 2018 were not designated as cash flow hedges and, therefore, the gain or loss on the derivative is reflected in earnings each period.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type as of December 31, 2017:

(In thousands)	Notional amount		Fair Value (US$)	Float Rate	Fix Rate
Forward contracts	1,859	GBP	(156)
Forward contracts	5,250	USD	33
Forward contracts	200	EUR	(10)
Interest rate swap	150,000	USD	(80)	1.51%	1.80%
Interest rate swap *	150,000	USD	28	N/A	2.09%
Interest rate swap **	150,000	USD	(20)	N/A	2.24%

*This swap represents a forward contract and will be effective in November 2018.

**This swap represents a forward contract and will be effective in November 2019.

12.	FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2017 and September 30, 2017 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, debt and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of December 31, 2017:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Forward contracts and swaps	$-	(205)	$-	(205)

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three-month period ended December 31, 2017.

13.	NEW ACCOUNTING STANDARDS

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which updates ASC 715, Compensation – Retirement Benefits. This update permits only the service cost component of net periodic pension and postretirement expense to be reported with other compensation costs, while all other components are required to be reported separately in other deductions, outside any subtotal of operating income. These updates are effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and must be adopted on a retrospective basis. The updates change presentation only and will not impact the Company’s results of operations.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedge Activities, which updates ASC 815, Derivatives and Hedging. This update is intended to amend the hedge accounting model to enable entities to better align the economics of risk management activities and financial reporting. The updates eliminate the requirement to separately measure and report hedge ineffectiveness and simplify hedge documentation and effectiveness assessment requirements. These updates are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. These updates are not expected to materially impact the Company’s results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the first quarters of 2018 and 2017 represent the three-month periods ended December 31, 2017 and 2016, respectively.

OVERVIEW

In the first quarter of 2018, sales, net earnings and diluted earnings per share were $173.5 million, $34.7 million and $1.33 per share, respectively, compared to $146.4 million, $10.7 million and $0.41 per share, respectively, in the first quarter of 2017. The increase in net earnings and diluted earnings per share in the first quarter of 2018 as compared to the first quarter of 2017 was mainly due to the $25.1 million net tax benefit the Company recorded as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017.

NET SALES

Net sales increased $27.1 million, or 18.5%, to $173.5 million in the first quarter of 2018 from $146.4 million in the first quarter of 2017. The increase in net sales in the first quarter of 2018 as compared to the first quarter of 2017 was due to a $20.2 million increase in the USG segment, a $3.7 million increase in the Test segment, a $2.0 million increase in the Technical Packaging segment and a $1.2 million increase in the Filtration segment.

-Filtration

In the first quarter of 2018, net sales of $60.0 million were $1.2 million, or 2.1%, higher than net sales of $58.8 million in the first quarter of 2017. The sales increase in the first quarter of 2018 compared to the first quarter of 2017 was mainly due to the $5.7 million sales contributions from the Company’s acquisition of Mayday and a $2.2 million increase in net sales at VACCO due to higher shipments of its space products, partially offset by a $3.9 million decrease in sales at Westland due to timing of orders, a $2.2 million decrease in sales at PTI due to lower aerospace assembly and industrial/automotive shipments and a $0.6 million decrease in sales at Crissair due to lower aerospace shipments.

-Test

In the first quarter of 2018, net sales of $37.5 million were $3.7 million, or 10.9%, higher than the $33.8 million recorded in the first quarter of 2017. The increase in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to higher sales from the segment’s U.S. operations due to the timing of test and measurement chamber projects.

-Utility Solutions Group (USG)

Net sales increased $20.2 million, or 56.8%, to $55.8 million in the first quarter of 2018 from $35.6 million in the first quarter of 2017. The increase in the first quarter of 2018 compared to the first quarter of 2017 was mainly driven by the $19 million sales contribution from the NRG, Morgan Schaffer and Vanguard acquisitions and new products and software solutions at Doble.

-Technical Packaging

In the first quarter of 2018, net sales of $20.2 million were $2.0 million, or 10.9% higher than the $18.2 million recorded in the first quarter of 2017. The increase in the first quarter of 2018 compared to the first quarter of 2017 was mainly due to a $1.1 million increase in net sales at TEQ due to higher shipments to medical customers and a $0.9 million increase in net sales at Plastique.

ORDERS AND BACKLOG

Backlog was $404.1 million at December 31, 2017 compared with $377.1 million at September 30, 2017. The Company received new orders totaling $200.5 million in the first quarter of 2018 compared to $182.9 million in the first quarter of 2017. Of the new orders received in the first quarter of 2018, $65.4 million related to Filtration products, $58.3 million related to Test products, $57.6 million related to USG products, and $19.2 million related to Technical Packaging products. Of the new orders received in the first quarter of 2017, $67.5 million related to Filtration products, $56.0 million related to Test products, $39.5 million related to USG products, and $19.9 million related to Technical Packaging products

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the first quarter of 2018 were $42.2 million (24.3% of net sales), compared with $33.8 million (23.1% of net sales) for the first quarter of 2017. The increase in SG&A expenses in the first quarter of 2018 compared to the first quarter of 2017 was mainly due to an increase in the USG and Filtration segments due to the Company’s recent acquisitions, and additional sales and marketing expenses at Doble to support future revenue growth.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $4.4 million and $3.6 million for the first quarters of 2018 and 2017, respectively. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the first quarter of 2018 compared to the first quarter of 2017 was mainly due to an increase in amortization of intangibles related to the Morgan Schaffer, NRG, and Mayday acquisitions.

OTHER EXPENSES (INCOME), NET

Other expenses, net, were $0.2 million in the first quarter of 2018 compared to other income, net, of $0.8 million in the first quarter of 2017. There were no significant items in other expenses, net, in the first quarter of 2018. The principal component of other income, net, in the first quarter of 2017 was $0.4 million of income related to death benefit insurance proceeds from a former subsidiary.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above. EBIT was $15.0 million (8.6% of net sales) for the first quarter of 2018 compared to $16.8 million (11.5% of net sales) for the first quarter of 2017.

The following table presents a reconciliation of EBIT to net earnings.

(In thousands)	Three Months Ended December 31,
	2017	2016
Consolidated EBIT	$14,986	16,809
Less: Interest expense, net	(2,185)	(684)
Plus (Less): Income tax	21,870	(5,398)
Net earnings	$34,671	10,727

-Filtration

EBIT in the first quarter of 2018 was $9.6 million (16.1% of net sales) compared to $10.7 million (18.2% of net sales) in the first quarter of 2017. The decrease in EBIT dollars and as a percent of net sales in the first quarter of 2018 compared to the first quarter of 2017 was mainly due to lower sales volumes at Westland, PTI and Crissair, partially offset by an increase in EBIT at Mayday and VACCO due to increased sales volumes at these subsidiaries.

-Test

EBIT in the first quarter of 2018 was $2.6 million (6.9% of net sales) compared to $2.4 million (7.2% of net sales) in the first quarter of 2017. EBIT increased in the first quarter of 2018 compared to the first quarter of 2017 primarily due to increased sales volumes.

-Utility Solutions Group

EBIT in the first quarter of 2018 was $10.7 million (19.1% of net sales) compared to $9.7 million (27.1% of net sales) in the first quarter of 2017. The increase in EBIT in the first quarter of 2018 compared to the first quarter of 2017 was mainly due to higher sales volumes as well as the EBIT contribution from NRG (May 8, 2017 acquisition), Morgan Schaffer (May 25, 2017 acquisition) and Vanguard (August 30, 2017 acquisition). The decrease in EBIT as a percent of net sales in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the change in product mix as a result of the recent acquisitions of NRG, Morgan Schaffer and Vanguard.

-Technical Packaging

EBIT in the first quarter of 2018 was $1.0 million (4.8% of net sales) compared to $1.0 million (5.7% of net sales) in the first quarter of 2017. The decrease in EBIT as a percent of net sales in the first quarter of 2018 compared to the first quarter of 2017 was mainly due to product mix at Plastique.

-Corporate

Corporate costs included in EBIT were $8.9 million and $7.0 million in the first quarter of 2018 and 2017, respectively. The increase in Corporate costs in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to higher professional fees and an increase in amortization of intangible assets related to recent acquisitions.

INTEREST EXPENSE, NET

Interest expense, net was $2.2 million and $0.7 million in the first quarter of 2018 and 2017, respectively. The increase in interest expense in the first quarter of 2018 compared to the first quarter of 2017 was mainly due to higher average outstanding borrowings ($265.7 million compared to $160.3 million) and higher average interest rates (2.7% vs. 1.6%) as a result of the additional borrowings to fund the Company’s 2017 acquisitions.

INCOME TAX EXPENSE

Income tax benefit in the first quarter of 2018 was $21.9 million compared to income tax expense of $5.4 million in the first quarter of 2017. The first quarter 2018 effective income tax rate was (170.8%) compared to 33.5% in the first quarter of 2017. H.R. 1, Tax Cuts and Jobs Act (“TCJA”), was signed into law on December 22, 2017. The total impact of the TCJA in the first quarter of 2018 was a net benefit of $25.1 million. The impacts were as follows: First, the Company’s 2018 federal statutory rate dropped from 35.0% to 24.5% which requires an adjustment to the value of its deferred tax assets and liabilities since the first quarter of 2018 is the period that includes the enactment date. This adjustment ($30.3 million provisional amount) favorably impacted the first quarter effective tax rate by 236.8%. Second, the TCJA subjects the Company’s cumulative foreign earnings to federal income tax ($2.9 million provisional amount) which unfavorably impacted the first quarter effective tax rate by 22.8%. The Company also recorded a $2.3 million provisional estimate of the income tax effects of the future repatriation of the cumulative earnings of its foreign subsidiaries which unfavorably impacted the first quarter effective tax rate by 18.3%.

The Company was able to determine reasonable estimates of the TCJA income tax effects. However, the Company was unable to complete the accounting under ASC Topic 740 for the change in the value of the Company’s deferred tax assets and liabilities as it needs more time to collect and analyze information primarily related to depreciation expense, pension liability, and percentage of completion revenue recognition. The Company was also unable to complete the accounting under ASC Topic 740 for the income tax effects of subjecting the Company’s cumulative foreign earnings to federal income tax as it needs more time to collect and analyze information to compute the cumulative balance of earnings subject to the tax and the amount of foreign tax credit that is available to offset the tax.

Since the TCJA subjected the Company’s cumulative foreign earnings to U.S. tax, repatriation of those earnings generally provides that no additional federal tax will be imposed. However, the permissible amount of repatriation can be restricted by local law and a repatriation can result in tax expense due to local country withholding tax, U.S. state tax, and changes in foreign exchange rates. The Company is evaluating these considerations to determine the amount of its foreign subsidiaries’ cumulative earnings it intends to indefinitely reinvest.

The TCJA includes a tax on global intangible low-taxed income (“GILTI”). The Company expects it will be subject to this tax. At its January 10, 2018 meeting, the FASB staff indicated that companies should make and disclose a policy election as to whether they will recognize deferred taxes for basis differences expected to reverse as GILTI or whether they will account for GILTI as period costs if and when incurred. Because there are interpretative questions associated with the approach that involves recognizing deferred taxes, the Company will undertake an evaluation of these questions and make the accounting policy election during the SAB 118 measurement period.

During the three-month period ended December 31, 2017, there were no material changes in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

TCJA moved the U.S. to a federal tax system that will no longer tax dividends from foreign corporations to U.S. corporations. The cost of transitioning to this new tax system is a deemed repatriation of cumulative foreign earnings, the “Foreign Earnings Toll Charge”, the estimated tax cost of which was recorded in the first quarter of 2018. The actual repatriation of foreign earnings triggers foreign dividend withholding taxes and U.S. state taxes, the estimated cost of which was recorded in the first quarter of 2018.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) decreased to $195.0 million at December 31, 2017 from $197.8 million at September 30, 2017. Accounts receivable decreased $12.1 million primarily related to an $11.9 million decrease within the Filtration segment due to timing of collections and lower sales volumes in the first quarter of 2018 compared to the fourth quarter of 2017. Inventories increased by $6.1 million during this period mainly due to a $3.3 million increase within the Filtration segment to support new aerospace platforms.

Net cash provided by operating activities was $17.8 million and $15.7 million in the first quarter of 2018 and 2017, respectively.

Capital expenditures were $3.6 million and $7.0 million in the first quarter of 2018 and 2017, respectively. The decrease in the first quarter of 2018 was mainly due to machinery and equipment additions at VACCO ($1.7 million) and Plastique ($1.3 million) during the first quarter of 2017. In addition, the Company incurred expenditures for capitalized software of $2.1 million and $1.4 million in the first quarter of 2018 and 2017, respectively.

Credit Facility

At December 31, 2017, the Company had approximately $181 million available to borrow under its Credit Facility, a $250 million increase option, and $41.6 million cash on hand. At December 31, 2017, the Company had $260.0 million of outstanding borrowings under the Credit Facility in addition to outstanding letters of credit of $9.0 million. Cash flow from operations and borrowings under the Company’s Credit Facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the facility is subject to acceptance by participating or other outside banks.

New Accounting Standards

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which updates ASC 715, Compensation – Retirement Benefits. This update permits only the service cost component of net periodic pension and postretirement expense to be reported with other compensation costs, while all other components are required to be reported separately in other deductions, outside any subtotal of operating income. These updates are effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and must be adopted on a retrospective basis. The updates change presentation only and will not impact the Company’s results of operations.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedge Activities, which updates ASC 815, Derivatives and Hedging. This update is intended to amend the hedge accounting model to enable entities to better align the economics of risk management activities and financial reporting. The updates eliminate the requirement to separately measure and report hedge ineffectiveness and simplify hedge documentation and effectiveness assessment requirements. These updates are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. These updates are not expected to materially impact the Company’s results of operations.

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

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 17, 2017 to stockholders of record as of October 3, 2017. Following the end of the first quarter, the quarterly dividend of $0.08 per share, or $2.1 million, was paid on January 19, 2018 to stockholders of record as of January 4, 2018.

OUTLOOK

Management projects 2018 GAAP EPS to be in the range of $3.55 to $3.65 per share and Adjusted EPS to be in the range of $2.65 to $2.75 per share, reflecting the profit contributions from the recent acquisitions, additional depreciation and amortization charges, higher interest costs, the discrete cost reduction charges in USG and Filtration described below and, adjusting for the first quarter 2018 one-time / incremental net tax benefits resulting from U.S. Tax Reform and the cost reduction charges described below. Management expects the 2018 second quarter GAAP EPS to be in the range of $0.30 to $0.35 per share (including approximately $2 million to $3 million of pretax charges in the USG and Filtration segments relating to certain cost reduction initiatives) and Adjusted EPS to be in the range of $0.38 to $0.43 per share.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that reflect or are based on current expectations, estimates, forecasts, projections or assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: the amount and timing of future sales, revenues, cash flows, Adjusted EPS and EPS; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the outcome of current litigation, claims and charges; adjustments to the values of deferred tax assets and liabilities; income taxation of foreign earnings and the future repatriation, reinvestment or distribution of foreign earnings; future income tax liabilities and effective tax rate; timing of the repayment of the current portion of the Company’s long-term debt; changes in the amount of unrecognized tax benefits; the recognition and timing of costs related to share-based compensation arrangements; returns on retirement plan assets; estimates or projections made in connection with the Company’s accounting policies; market risks relating to the Company’s operations and changes in interest rates and the Company’s ability to hedge against or otherwise manage them through the use of derivative financial instruments; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and the following: the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future contract awards or customer orders; the appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; financial exposure in connection with Company guarantees of certain Aclara contracts; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of select acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; labor disputes; final analysis of the impacts of the TCJA; changes in U.S. tax laws and regulations; other changes in laws and regulations including but not limited to changes in accounting standards and foreign taxation; changes in interest rates; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; and the integration of recently acquired businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During 2016, the Company entered into several forward contracts to purchase pounds sterling to hedge two deferred payments due in connection with the acquisition of Plastique. During the first quarter of 2018, the Company entered into three interest rate swaps with a notional amount of $150 million to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. In addition, the Company’s Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. All derivative instruments are reported on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the respective derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. The interest rate swaps entered into during the first quarter of 2018 were not designated as cash flow hedges and, therefore, the gain or loss on the derivative is reflected in earnings each period. There has been no material change to the Company’s market risks since September 30, 2017. See Note 12 to the Consolidated Financial Statements in Item 1 of this Report for a summary of the Company’s outstanding derivative financial instruments as of December 31, 2017. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for further discussion about market risk.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to Form 10-Q for the fiscal quarter ended June 30, 2000

3.2	Bylaws	Exhibit 3 to Form 8-K filed May 7, 2014

4.1	Specimen revised Common Stock Certificate	Exhibit 4.1 to Form 10-Q for the fiscal quarter ended March 31, 2010

4.2	Amended and Restated Credit Agreement dated as of December 21, 2015 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, and Bank of America, N.A., BMO Harris Bank, N.A., SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents	Exhibit 4.1 to Form 8-K dated December 23, 2015

4.3	Amendment No. 1 to December 21, 2015 Credit Agreement, effective September 30, 2016	Exhibit 4.4 to Form 10-K for the fiscal year ended September 30, 2016

4.4	Amendment No. 2 to December 21, 2015 Credit Agreement, effective May 15, 2017	Exhibit 4.4 to Form 10-Q for the fiscal quarter ended June 30, 2017

31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended December 31, 2017	Filed herewith

31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended December 31, 2017	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended December 31, 2017	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

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

Dated: February 7, 2018

