Form 10-Q
period 2018-03-31
ESCO TECHNOLOGIES INC
filed 2018-05-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at May 1, 2018
Common stock, $.01 par value per share	25,907,905

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017

Net sales	$174,778	161,178
Costs and expenses:
Cost of sales	112,370	105,379
Selling, general and administrative expenses	40,749	34,889
Amortization of intangible assets	4,564	3,814
Interest expense, net	2,036	855
Other expenses (income), net	1,475	(578)
Total costs and expenses	161,194	144,359

Earnings before income taxes	13,584	16,819
Income tax expense	3,590	5,662
Net earnings	$9,994	11,157

Earnings per share:
Basic - Net earnings	$0.39	0.43

Diluted - Net earnings	$0.38	0.43

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended March 31,
	2018	2017

Net sales	$348,273	307,546
Costs and expenses:
Cost of sales	224,106	198,293
Selling, general and administrative expenses	82,903	68,651
Amortization of intangible assets	9,010	7,463
Interest expense, net	4,221	1,539
Other expenses (income), net	1,648	(1,344)
Total costs and expenses	321,888	274,602

Earnings before income taxes	26,385	32,944
Income tax (benefit) expense	(18,280)	11,060
Net earnings	$44,665	21,884

Earnings per share:
Basic - Net earnings	$1.73	0.85

Diluted - Net earnings	$1.72	0.84

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Net earnings	$9,994	11,157	44,665	21,884
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,837	2,548	4,125	(1,815)
Net unrealized gain (loss) on derivative instruments	138	29	155	(103)
Total other comprehensive income (loss), net of tax	2,975	2,577	4,280	(1,918)
Comprehensive income	$12,969	13,734	48,945	19,966

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$42,905	45,516
Accounts receivable, net	153,125	160,580
Costs and estimated earnings on long-term contracts, less progress billings of $47,357 and $64,099, respectively	40,285	47,286
Inventories	137,029	124,515
Other current assets	18,336	14,895
Total current assets	391,680	392,792
Property, plant and equipment, net of accumulated depreciation of $109,693 and $99,650, respectively	135,032	132,748
Intangible assets, net of accumulated amortization of $82,889 and $73,879, respectively	349,631	351,134
Goodwill	382,141	377,879
Other assets	6,865	5,891
Total assets	$1,265,349	1,260,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	50,365	54,789
Advance payments on long-term contracts, less costs incurred of $55,485 and $59,772, respectively	24,834	22,451
Accrued salaries	24,533	32,259
Current portion of deferred revenue	32,002	28,583
Accrued other expenses	34,096	36,887
Total current liabilities	185,830	194,969
Pension obligations	30,094	30,223
Deferred tax liabilities	59,845	86,378
Other liabilities	25,044	21,956
Long-term debt	245,000	255,000
Total liabilities	545,813	588,526
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,468,824 and 30,468,824 shares, respectively	305	305
Additional paid-in capital	292,404	289,785
Retained earnings	557,249	516,718
Accumulated other comprehensive loss, net of tax	(23,028)	(27,308)
	826,930	779,500
Less treasury stock, at cost: 4,623,958 and 4,635,622 common shares, respectively	(107,394)	(107,582)
Total shareholders’ equity	719,536	671,918
Total liabilities and shareholders’ equity	$1,265,349	1,260,444

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$44,665	21,884
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,798	14,688
Stock compensation expense	2,648	2,870
Changes in assets and liabilities	(9,336)	(4,972)
Effect of deferred taxes	(26,533)	(1,645)
Change in deferred revenue and costs, net	3,766	3,948
Pension contributions	(537)	(360)
Other	-	242
Net cash provided by operating activities	33,471	36,655

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(11,369)	(75,000)
Additions to capitalized software	(4,608)	(3,445)
Capital expenditures	(10,095)	(15,435)
Proceeds from life insurance	-	2,307
Net cash used by investing activities	(26,072)	(91,573)

Cash flows from financing activities:
Proceeds from long-term debt	36,000	103,000
Principal payments on long-term debt	(46,000)	(43,000)
Dividends paid	(4,134)	(4,115)
Other	560	(112)
Net cash (used) provided by financing activities	(13,574)	55,773
Effect of exchange rate changes on cash and cash equivalents	3,564	(1,180)
Net decrease in cash and cash equivalents	(2,611)	(325)
Cash and cash equivalents, beginning of period	45,516	53,825
Cash and cash equivalents, end of period	$42,905	53,500

Supplemental cash flow information:
Interest paid	$4,167	1,473
Income taxes paid (including state and foreign)	3,737	13,245

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

The Company’s results for the three and six-month periods ended March 31, 2018 are not necessarily indicative of the results for the entire 2018 fiscal year. References to the second quarters of 2018 and 2017 represent the fiscal quarters ended March 31, 2018 and 2017, respectively.

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

2.	ACQUISITION

On March 14, 2018, the Company acquired the assets of Manta Test Systems Inc. (Manta), a North American utility solutions provider located in Mississauga, Ontario, Canada, for a purchase price of $9.5 million in cash. Manta has annualized sales of approximately $8 million. Since the date of acquisition, the operating results for Manta have been included as a product line of Doble within the Company’s USG segment. Based on the preliminary purchase price allocation, the Company recorded approximately $0.4 million of accounts receivable, $1.1 million of inventory, $0.2 million of property, plant and equipment, $0.4 million of accounts payable and accrued expenses, $3.5 million of goodwill, $1.2 million of tradenames and $3.6 million of amortizable intangible assets consisting of customer relationships with a weighted average life of 13 years.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Weighted Average Shares Outstanding - Basic	25,844	25,723	25,840	25,721
Dilutive Options and Restricted Shares	144	188	195	224

Adjusted Shares - Diluted	25,988	25,911	26,035	25,945

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Compensation expense related to the restricted share awards was $1.0 million and $2.1 million for the three and six-month periods ended March 31, 2018, respectively, and $1.2 million and $2.4 million for the corresponding periods of 2017. There were 221,024 non-vested shares outstanding as of March 31, 2018.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.5 million for the three and six-month periods ended March 31, 2018, respectively, and $0.2 million and $0.5 million for the corresponding periods of 2017.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.3 million and $2.6 million for the three-and six-month periods ended March 31, 2018, respectively, and $1.4 million and $2.9 million for the three and six-month periods ended March 31, 2017. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.4 million and $0.7 million for the three and six-month periods ended March 31, 2018, respectively, and $0.5 million and $1.1 million for the three and six-month periods ended March 31, 2017, respectively. As of March 31, 2018, there was $4.3 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.5 years.

5.	INVENTORIES

Inventories consist of the following:

(In thousands)	March 31, 2018	September 30, 2017

Finished goods	$32,140	28,127
Work in process	50,658	43,750
Raw materials	54,231	52,638
Total inventories	$137,029	124,515

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at March 31, 2018 and September 30, 2017 are the following intangible assets gross carrying amounts and accumulated amortization:

(Dollars in thousands)	March 31, 2018	September 30, 2017
Goodwill	$382,141	377,879

Intangible assets with determinable lives:
Patents
Gross carrying amount	$972	928
Less: accumulated amortization	764	750
Net	$208	178

Capitalized software
Gross carrying amount	$66,349	63,007
Less: accumulated amortization	37,910	34,382
Net	$28,439	28,625

Customer relationships
Gross carrying amount	$186,002	181,891
Less: accumulated amortization	42,490	37,364
Net	$143,512	144,527

Other
Gross carrying amount	$5,276	5,373
Less: accumulated amortization	1,725	1,383
Net	$3,551	3,990
Intangible assets with indefinite lives:
Trade names	$173,921	173,813

The changes in the carrying amount of goodwill attributable to each business segment for the six months ended March 31, 2018 is as follows:

(Dollars in millions)	USG	Test	Filtration	Packaging	Total
Balance as of September 30, 2017	250.2	34.1	73.7	19.9	377.9
Acquisition activity	3.7	-	-	-	3.7
Foreign currency translation	(0.2)	-	-	0.7	0.5
Balance as of March 31, 2018	$253.7	34.1	73.7	20.6	382.1

7.	BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers, and classifies its business operations in four reportable segments for financial reporting purposes: Filtration/Fluid Flow (Filtration), RF Shielding and Test (Test), Utility Solutions Group (USG) and Technical Packaging. The Filtration segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair), Westland Technologies Inc. (Westland), Mayday Manufacturing Co. and its affiliate Hi-Tech Metals, Inc. (collectively referred to as Mayday). The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned and unmanned aircraft; manufacture elastomeric-based signature reduction solutions for the U.S. Navy; and manufacture landing gear components for the aerospace and defense industry. The Test segment’s operations consist primarily of ETS-Lindgren Inc. (ETS-Lindgren). ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy. The USG segment’s operations consist primarily of Doble Engineering Company (Doble), Morgan Schaffer Inc. (Morgan Schaffer), and NRG Systems, Inc. (NRG). Doble provides high-end, intelligent diagnostic test solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment. Morgan Schaffer provides an integrated offering of dissolved gas analysis, oil testing, and data management solutions for the electric power industry. NRG designs and manufactures decision support tools for the renewable energy industry, primarily wind. The Technical Packaging segment’s operations consist of Thermoform Engineered Quality LLC (TEQ) and Plastique Limited and Plastique Sp. z o.o. (together, Plastique). The companies within this segment provide innovative solutions to the medical and commercial markets for thermoformed packages and specialty products using a wide variety of thin gauge plastics and pulp.

Management evaluates and measures the performance of its reportable segments based on “Net Sales” and “EBIT”, which are detailed in the table below. EBIT is defined as earnings before interest and taxes.

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2018	2017	2018	2017
NET SALES
Filtration	$65,775	68,906	125,810	127,690
Test	40,805	38,367	78,334	72,194
USG	46,699	32,671	102,453	68,228
Technical Packaging	21,499	21,234	41,676	39,434
Consolidated totals	$174,778	161,178	348,273	307,546

EBIT
Filtration	$11,118	11,625	20,764	22,351
Test	5,300	3,766	7,895	6,191
USG	5,626	7,434	16,277	17,108
Technical Packaging	1,885	2,196	2,850	3,227
Corporate (loss)	(8,309)	(7,347)	(17,180)	(14,394)
Consolidated EBIT	15,620	17,674	30,606	34,483
Less: Interest expense	(2,036)	(855)	(4,221)	(1,539)
Earnings before income taxes	$13,584	16,819	26,385	32,944

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

8.	DEBT

The Company’s debt is summarized as follows:

(In thousands)	March 31, 2018	September 30, 2017
Total borrowings	$265,000	275,000
Short-term borrowings and current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$245,000	255,000

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

At March 31, 2018, the Company had approximately $176 million available to borrow under the Credit Facility, and a $250 million increase option, in addition to $42.9 million cash on hand. At March 31, 2018, the Company had $265 million of outstanding borrowings under the Credit Facility in addition to outstanding letters of credit of $9.1 million. The Company classified $20.0 million as the current portion of long-term debt as of March 31, 2018, as the Company intends to repay this amount within the next twelve month period; however, the Company has no contractual obligation to repay such amount during the next twelve month period.

The Credit Facility requires, as determined by certain financial ratios, a facility fee ranging from 12.5 to 27.5 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 2.99% and 2.87% for the three and six-month periods ending March 31, 2018, respectively, and 1.89% and 1.76% for the corresponding periods of 2017. At March 31, 2018, the Company was in compliance with all debt covenants.

9.	INCOME TAX EXPENSE

The second quarter 2018 effective income tax rate was 26.4% compared to 33.7% in the second quarter of 2017. The income tax benefit for the first six months of 2018 was $18.3 million compared to income tax expense of $11.1 million for the first six months of 2017. The effective income tax rate for the first six months of 2018 was (69.3%) compared to 33.6% for the first six months of 2017. H.R. 1, Tax Cuts and Jobs Act (“TCJA”), was signed into law on December 22, 2017. The total impact of the TCJA in the second quarter and first six months of 2018 was a net expense of $0.7 million and a net benefit of $24.4 million, respectively. The impacts were as follows: First, the Company’s 2018 federal statutory rate decreased from 35.0% to 24.5% which required an adjustment to the value of its deferred tax assets and liabilities. This adjustment ($30.3 million provisional amount recorded in the first quarter of 2018) favorably impacted the year-to-date effective tax rate by 114.9%. Second, the TCJA subjected the Company’s cumulative foreign earnings to federal income tax ($3.6 million provisional amount of which $2.9 million was recorded in the first quarter of 2018 and $0.7 million was recorded in the second quarter of 2018) which unfavorably impacted the second quarter and year-to-date effective tax rate by 4.9% and 13.6%, respectively.

In the first quarter of 2018, the Company recorded a $2.3 million provisional estimate of the income tax effects of the future repatriation of the cumulative earnings of its foreign subsidiaries which unfavorably impacted the year-to-date effective tax rate by 8.9%. An additional $7.5 million pension contribution for the 2017 plan year was approved increasing the value of the deferred tax liability by $1.0 million (provisional amount). This favorable adjustment, net of the $0.3 million unfavorable impact to the 2017 Domestic Production Deduction, favorably impacted the second quarter and year-to-date effective tax rate by 5.8% and 3.0%, respectively. The income tax expense in the second quarter and first six months of 2018 was also unfavorably impacted by the cancellation of debt income triggered by the dissolution of a foreign subsidiary increasing the second quarter and year-to-date effective tax rate by 1.5% and 0.8%, respectively.

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

In the first quarter of 2018, the Company recorded reasonable estimates of the TCJA income tax effects. In the second quarter of 2018, the Company was unable to complete the accounting under ASC Topic 740 for the change in the value of the Company’s deferred tax assets and liabilities as it needs more time to collect and analyze information primarily related to depreciation expense, pension liability (see provisional adjustment described above), and percentage of completion revenue recognition. The accounting for these items will be completed within the allotted measurement period. During the second quarter of 2018, the Company collected and analyzed some of the additional information needed to complete the accounting under ASC Topic 740 for the income tax effects of subjecting the Company’s cumulative foreign earnings to federal income tax and as described above recorded an adjustment of $0.7 million. This amount remains provisional as the Company needs more time to collect and analyze the remaining information to compute the cumulative balance of earnings subject to the tax and the amount of foreign tax credit that is available to offset the tax.

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

The TCJA includes a tax on global intangible low-taxed income (“GILTI”). The Company expects it will be subject to this tax. At its January 10, 2018 meeting, the FASB staff indicated that companies should make and disclose a policy election as to whether they will recognize deferred taxes for basis differences expected to reverse as GILTI or whether they will account for GILTI as period costs if and when incurred. Because there are interpretative questions associated with the approach that involves recognizing deferred taxes, the Company is in the process of evaluating and will make the accounting policy election during the SAB 118 measurement period.

10.	SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first six months of 2018 is shown below (in thousands):

Balance at September 30, 2017	$671,918
Net earnings	44,665
Other comprehensive income (loss)	4,280
Cash dividends	(4,134)
Stock compensation plans	2,807
Balance at March 31, 2018	$719,536

11.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and six-month periods ended March 31, 2018 and 2017 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Defined benefit plans
Interest cost	$821	737	1,641	1,702
Expected return on assets	(975)	(942)	(1,950)	(2,036)
Amortization of:
Prior service cost	-	-	-	3
Actuarial loss	548	683	1,097	1,188
Net periodic benefit cost	$394	478	788	857

12.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type as of March 31, 2018:

(In thousands)	Notional amount	Fair Value (US$)		Float Rate	Fix Rate
Forward contracts	700	GBP	(18)
Forward contracts	4,500	USD	(74)
Forward contracts	200	EUR	(1)
Interest rate swap	150,000	USD	233	1.84%	1.80%
Interest rate swap *	150,000	USD	525	N/A	2.09%
Interest rate swap **	150,000	USD	654	N/A	2.24%

*This swap represents a forward contract and will be effective in November 2018.

**This swap represents a forward contract and will be effective in November 2019.

13.	FAIR VALUE MEASUREMENTS

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

Fair Value of Financial Instruments

The Company’s forward contracts are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of March 31, 2018:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Forward contracts	$-	1,319	$-	1,319

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and six-month periods ended March 31, 2018.

14.	NEW ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the second quarters of 2018 and 2017 represent the three-month periods ended March 31, 2018 and 2017, respectively.

OVERVIEW

In the second quarter of 2018, sales, net earnings and diluted earnings per share were $174.8 million, $10.0 million and $0.38 per share, respectively, compared to $161.2 million, $11.2 million and $0.43 per share, respectively, in the second quarter of 2017. In the first six months of 2018, sales, net earnings and diluted earnings per share were $348.3 million, $44.7 million and $1.72, respectively, compared to $307.5 million, $21.9 million and $0.84 per share, respectively, in the first six months of 2017.

NET SALES

Net sales increased $13.6 million, or 8.4%, to $174.8 million in the second quarter of 2018 from $161.2 million in the second quarter of 2017. Net sales increased $40.8 million, or 13.2%, to $348.3 million in the first six months of 2018 from $307.5 million in the first six months of 2017. The increase in net sales in the second quarter of 2018 as compared to the second quarter of 2017 was due to a $14.0 million increase in the USG segment, a $2.4 million increase in the Test segment and a $0.3 million increase in the Technical Packaging segment, partially offset by a $3.1 million decrease in the Filtration segment. The increase in net sales in the first six months of 2018 as compared to the corresponding prior year period was due to a $34.3 million increase in the USG segment, a $6.2 million increase in the Test segment and a $2.2 million increase in the Technical Packaging segment, partially offset by a $1.9 million decrease in the Filtration segment.

-Filtration

In the second quarter of 2018, net sales of $65.8 million were $3.1 million, or 4.5%, lower than the $68.9 million in the second quarter of 2017. Net sales decreased $1.9 million, or 1.5%, to $125.8 million in the first six months of 2018 from $127.7 million in the first six months of 2017. The sales decrease in the second quarter of 2018 compared to the second quarter of 2017 was mainly due to a $3.6 million decrease in net sales at VACCO due to lower shipments of its defense spares products and a $2.5 million decrease in net sales at PTI due to lower aerospace assembly and industrial/automotive shipments, partially offset by a $2.9 million increase in net sales at Mayday due to higher aerospace shipments. The sales decrease in the first six months of 2018 compared to the first six months of 2017 was primarily due to a $4.6 million decrease in net sales at Westland due to timing of shipments on government programs and a $4.6 million decrease in net sales at PTI due to lower aerospace assembly and industrial/automotive shipments, partially offset by an $8.6 million increase in net sales at Mayday due to higher aerospace shipments.

-Test

In the second quarter of 2018, net sales of $40.8 million were $2.4 million, or 6.3%, higher than the $38.4 million recorded in the second quarter of 2017. Net sales increased $6.1 million, or 8.4%, to $78.3 million in the first six months of 2018 from $72.2 million in the first six months of 2017. The increase in the second quarter and first six months of 2018 compared to the corresponding periods of 2017 was primarily due to higher sales from the segment’s U.S. operations due to the timing of test and measurement chamber projects.

-Utility Solutions Group (USG)

Net sales increased $14.0 million, or 42.8%, to $46.7 million in the second quarter of 2018 from $32.7 million in the second quarter of 2017. Net sales increased $34.3 million, or 50.3%, to $102.5 million in the first six months of 2018 from $68.2 million in the first six months of 2017. The increase in the second quarter of 2018 compared to the second quarter of 2017 was mainly due to the sales contributions from the NRG, Morgan Schaffer and Vanguard Instruments (Vanguard) acquisitions. The increase in the first six months of 2018 compared to the first six months of 2017 was mainly due to the sales contributions from NRG, Morgan Schaffer and Vanguard and new products and software solutions at Doble.

-Technical Packaging

In the second quarter of 2018, net sales of $21.5 million were $0.3 million, or 1.4%, higher than the $21.2 million in the second quarter of 2017. Net sales increased $2.3 million, or 5.8%, to $41.7 million in the first six months of 2018 from $39.4 million in the first six months of 2017. The increase in the second quarter and first six months of 2018 compared to the corresponding periods of 2017 was primarily due to the increase in net sales from Plastique due to increased shipments to new customers as well as fluctuations in currency.

ORDERS AND BACKLOG

Backlog was $416.7 million at March 31, 2018 compared with $377.1 million at September 30, 2017. The Company received new orders totaling $187.3 million in the second quarter of 2018 compared to $166.9 million in the second quarter of 2017. Of the new orders received in the second quarter of 2018, $67.8 million related to Filtration products, $48.1 million related to Test products, $52.5 million related to USG products, and $18.9 million related to Technical Packaging products. Of the new orders received in the second quarter of 2017, $62.0 million related to Filtration products, $44.2 million related to Test products, $33.0 million related to USG products, and $27.6 million related to Technical Packaging products.

The Company received new orders totaling $387.8 million in the first six months of 2018 compared to $349.8 million in the first six months of 2017. Of the new orders received in the first six months of 2018, $133.2 million related to Filtration products, $106.4 million related to Test products, $110.1 million related to USG products, and $38.1 million related to Technical Packaging products. Of the new orders received in the first six months of 2017, $129.5 million related to Filtration products, $100.2 million related to Test products, $72.6 million related to USG products, and $47.4 million related to Technical Packaging products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of 2018 were $40.7 million (23.3% of net sales), compared with $34.9 million (21.6% of net sales) for the second quarter of 2017. For the first six months of 2018, SG&A expenses were $82.9 million (23.8% of net sales) compared to $68.7 million (22.3% of net sales) for the first six months of 2017. The increase in SG&A in the second quarter and first six months of 2018 compared to the corresponding periods of 2017 was mainly due to an increase in the USG segment due to the Company’s recent acquisitions (NRG, Morgan Schaffer and Vanguard) and additional sales and marketing expenses to support future revenue growth, and at Corporate (higher professional fees including acquisition expenses).

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $4.6 million and $9.0 million for the second quarter and first six months of 2018, respectively, compared to $3.8 million and $7.5 million for the corresponding periods of 2017. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the second quarter and first six months of 2018 compared to the corresponding periods of 2017 was mainly due to an increase in amortization of intangibles related to the Morgan Schaffer, NRG and Mayday acquisitions.

OTHER EXPENSES (INCOME), NET

Other expenses, net, was $1.5 million in the second quarter of 2018 compared to other income, net, of $0.6 million in the second quarter of 2017. The principal components in other expenses, net, in the second quarter of 2018 were $2.1 million of charges primarily related to the USG segment restructuring activities, including the Doble facility consolidations, partially offset by gains on derivative instruments. The restructuring charges mainly related to severance and compensation benefits, professional fees and asset impairment charges related to abandoned assets. There were no individually significant items in other (income) expenses, net, in the second quarter of 2017.

Other expenses, net, was $1.6 million in the first six months of 2018 compared to other income, net, of $1.3 million in the first six months of 2017. The principal components in other expenses, net, in the first six months of 2018 were $2.1 million of charges related to the USG segment restructuring activities as mentioned above, partially offset by gains on derivative instruments. The principal component in other income, net, in the first six months of 2017 was $0.4 million of income related to death benefit insurance proceeds from a former subsidiary.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT was $15.6 million (8.9% of net sales) for the second quarter of 2018 compared to $17.7 million (11.0% of net sales) for the second quarter of 2017. For the first six months of 2018, EBIT was $30.6 million (8.8% of net sales) compared to $34.5 million (11.2% of net sales) for the first six months of 2017.

The following table presents a reconciliation of EBIT to net earnings.

(In thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Consolidated EBIT	$15,620	17,674	30,606	34,483
Less: Interest expense, net	(2,036)	(855)	(4,221)	(1,539)
Plus (Less): Income tax	(3,590)	(5,662)	18,280	(11,060)
Net earnings	$9,994	11,157	44,665	21,884

-Filtration

EBIT in the second quarter of 2018 was $11.1 million (16.9% of net sales) compared to $11.6 million (16.9% of net sales) in the second quarter of 2017. EBIT in the first six months of 2018 was $20.8 million (16.5% of net sales) compared to $22.4 million (17.5% of net sales) in the first six months of 2017. The decrease in EBIT in the second quarter compared to the second quarter of 2017 was mainly due to a decrease at VACCO and PTI due to the lower sales volumes partially offset by an increase in EBIT at Mayday due to the higher sales volumes as mentioned above. The decrease in EBIT in the first six months of 2018 compared to the corresponding period of 2017 was mainly due to a decrease at Westland and PTI due to lower sales volumes partially offset by an increase in EBIT at Mayday. EBIT as a percent of net sales decreased in the first six months of 2018 compared to the first six months of 2017 mainly due to $0.5 million of restructuring charges at PTI incurred during the second quarter of 2018 related to the exit of the low margin industrial/automotive market. These charges consisted primarily of severance and compensation benefits and asset impairment charges.

-Test

EBIT in the second quarter of 2018 was $5.3 million (13.0% of net sales) compared to $3.8 million (9.8% of net sales) in the second quarter of 2017. EBIT in the first six months of 2018 was $7.9 million (10.1% of net sales) compared to $6.2 million (8.6% of net sales) in the first six months of 2017. The increase in EBIT in the second quarter and first six months of 2018 compared to the corresponding prior year periods was primarily due to the increased sales volumes mainly from the segment’s U.S. operations.

-Utility Solutions Group

EBIT in the second quarter of 2018 was $5.6 million (12.0% of net sales) compared to $7.4 million (22.8% of net sales) in the second quarter of 2017. EBIT in the first six months of 2018 was $16.3 million (15.9% of net sales) compared to EBIT of $17.1 million (25.1% of net sales) in the first six months of 2017. The decrease in EBIT in the second quarter and first six months of 2018 compared to the corresponding periods of 2017 was mainly due to the restructuring charges incurred in the second quarter of 2018 and product mix. During the second quarter of 2018, the Company incurred $1.9 million of charges related to closing the Doble facilities in Norway and China consisting mainly of employee severance and compensation benefits, professional fees, and asset impairment charges.

-Technical Packaging

EBIT in the second quarter of 2018 was $1.9 million (8.8% of net sales) compared to $2.2 million (10.3% of net sales) in the second quarter of 2017. EBIT in the first six months of 2018 was $2.9 million (6.8% of net sales) compared to $3.2 million (8.2% of net sales) in the first six months of 2017. The decrease in EBIT in the second quarter and first six months of 2018 compared to the corresponding periods of 2017 was mainly due to product mix at Plastique including lower margin projects.

-Corporate

Corporate costs included in EBIT were $8.3 million and $17.2 million in the second quarter and first six months of 2018, respectively, compared to $7.3 million and $14.4 million in the corresponding periods of 2017. The increase in Corporate costs in the second quarter and first six months of 2018 compared to the corresponding periods of 2017 was primarily due to higher professional fees and an increase in amortization of intangible assets related to recent acquisitions.

INTEREST EXPENSE, NET

Interest expense was $2.0 million and $4.2 million in the second quarter and first six months of 2018, respectively, and $0.9 million and $1.5 million in the corresponding periods of 2017. The increase in interest expense in the first six months of 2018 compared to the corresponding period of 2017 was mainly due to higher average outstanding borrowings ($264 million compared to $167 million) and higher average interest rates (2.9% vs. 1.8%) as a result of the additional borrowings to fund the Company’s recent acquisitions.

INCOME TAX EXPENSE

The second quarter 2018 effective income tax rate was 26.4% compared to 33.7% in the second quarter of 2017. The income tax benefit for the first six months of 2018 was $18.3 million compared to income tax expense of $11.1 million for the first six months of 2017. The effective income tax rate for the first six months of 2018 was (69.3%) compared to 33.6% for the first six months of 2017. H.R. 1, Tax Cuts and Jobs Act (“TCJA”), was signed into law on December 22, 2017. The total impact of the TCJA in the second quarter and first six months of 2018 was a net expense of $0.7 million and a net benefit of $24.4 million, respectively. The impacts were as follows: First, the Company’s 2018 federal statutory rate decreased from 35.0% to 24.5% which required an adjustment to the value of its deferred tax assets and liabilities. This adjustment ($30.3 million provisional amount recorded in the first quarter of 2018) favorably impacted the year-to-date effective tax rate by 114.9%. Second, the TCJA subjected the Company’s cumulative foreign earnings to federal income tax ($3.6 million provisional amount of which $2.9 million was recorded in the first quarter of 2018 and $0.7 million was recorded in the second quarter of 2018) which unfavorably impacted the second quarter and year-to-date effective tax rate by 4.9% and 13.6%, respectively.

In the first quarter of 2018, the Company recorded a $2.3 million provisional estimate of the income tax effects of the future repatriation of the cumulative earnings of its foreign subsidiaries which unfavorably impacted the year-to-date effective tax rate by 8.9%. An additional $7.5 million pension contribution for the 2017 plan year was approved increasing the value of the deferred tax liability by $1.0 million (provisional amount). This favorable adjustment, net of the $0.3 million unfavorable impact to the 2017 Domestic Production Deduction, favorably impacted the second quarter and year-to-date effective tax rate by 5.8% and 3.0%, respectively. The income tax expense in the second quarter and first six months of 2018 was also unfavorably impacted by the cancellation of debt income triggered by the dissolution of a foreign subsidiary increasing the second quarter and year-to-date effective tax rate by 1.5% and 0.8%, respectively.

In the first quarter of 2018, the Company recorded reasonable estimates of the TCJA income tax effects. In the second quarter of 2018, the Company was unable to complete the accounting under ASC Topic 740 for the change in the value of the Company’s deferred tax assets and liabilities as it needs more time to collect and analyze information primarily related to depreciation expense, pension liability (see provisional adjustment described above), and percentage of completion revenue recognition. The accounting for these items will be completed within the allotted measurement period. In the second quarter of 2018, the Company collected and analyzed some of the additional information needed to complete the accounting under ASC Topic 740 for the income tax effects of subjecting the Company’s cumulative foreign earnings to federal income tax and as described above recorded a $0.7 million adjustment. This amount remains provisional as the Company needs more time to collect and analyze the remaining information to compute the cumulative balance of earnings subject to the tax and the amount of foreign tax credit that is available to offset the tax.

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

The TCJA includes a tax on global intangible low-taxed income (“GILTI”). The Company expects it will be subject to this tax. At its January 10, 2018 meeting, the FASB staff indicated that companies should make and disclose a policy election as to whether they will recognize deferred taxes for basis differences expected to reverse as GILTI or whether they will account for GILTI as period costs if and when incurred. Because there are interpretative questions associated with the approach that involves recognizing deferred taxes, the Company is in the process of evaluating and will make the accounting policy election during the SAB 118 measurement period.

TCJA moved the U.S. to a federal tax system that will no longer tax dividends from foreign corporations to U.S. corporations. The cost of transitioning to this new tax system is a deemed repatriation of cumulative foreign earnings, the “Foreign Earnings Toll Charge”, the estimated tax cost of which was recorded in the first quarter and trued up during the second quarter of 2018. The actual repatriation of foreign earnings triggers foreign dividend withholding taxes and U.S. state taxes, the estimated cost of which was recorded in the first quarter and trued up during the second quarter of 2018.

During the three-month period ended March 31, 2018, there were no material changes in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $205.9 million at March 31, 2018 from $197.8 million at September 30, 2017. Inventories increased by $12.5 million during this period mainly due to a $6.2 million increase within the Filtration segment primarily to support new aerospace platforms and a $4.1 million increase within the USG segment. Costs and estimated earnings in excess of billings on long-term contracts decreased $7.0 million in the first six months of 2018 due to ETS-Lindgren ($4.7 million) and VACCO ($2.3 million).

Net cash provided by operating activities was $33.0 million and $36.7 million in the first six months of 2018 and 2017, respectively. The decrease in net cash provided by operating activities in the first six months of 2018 as compared to the first six months of 2017 was due to higher working capital requirements.

Capital expenditures were $10.1 million and $15.4 million in the first six months of 2018 and 2017, respectively. The decrease in the first six months of 2018 was mainly due to a decrease in machinery and equipment at Plastique ($3.0 million) and VACCO ($1.6 million). In addition, the Company incurred expenditures for capitalized software of $4.6 million and $3.4 million in the first six months of 2018 and 2017, respectively.

Credit Facility

At March 31, 2018, the Company had approximately $176 million available to borrow under its bank credit facility, a $250 million increase option, and $42.9 million cash on hand. At March 31, 2018, the Company had $265 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $9.1 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

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

Acquisitions

On March 14, 2018, the Company acquired the assets of Manta Test Systems Inc. (Manta), a North American utility solutions provider located in Mississauga, Ontario, Canada, for a purchase price of $9.5 million in cash. Manta has annualized sales of approximately $8 million. Since the date of acquisition, the operating results for Manta have been included as a product line of Doble within the Company’s USG segment.

During the second quarter of 2018, the Company paid a deferred payment of $1.6 million in connection with the 2016 acquisition of Plastique.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 17, 2017 to stockholders of record as of October 3, 2017. A dividend of $0.08 per share, totaling $2.1 million, was paid on January 19, 2018 to stockholders of record as of January 4, 2018. Subsequent to March 31, 2018, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on April 18, 2018 to stockholders of record as of April 3, 2018.

OUTLOOK

Management’s current expectations for 2018 remain consistent with the details outlined in the Business Outlook presented in the Company’s February 6, 2018 release.

On a quarterly basis, Management continues to expect 2018 revenues and EPS to reflect a profile similar to 2017, including EPS being more second-half weighted. Third quarter 2018 EPS is expected to be in the range of $0.68 to $0.73 per share. Management expects 2018 GAAP EPS in the range of $3.55 to $3.65 per share and Adjusted EPS in the range of $2.65 to $2.75 per share, adjusting for the first quarter 2018 incremental net tax benefits resulting from U.S. Tax Reform and the second quarter 2018 cost reduction charges in the USG and Filtration segments.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that reflect or are based on current expectations, estimates, forecasts, projections or assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: the amount and timing of future sales, revenues, cash flows, Adjusted EPS and EPS; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the outcome of current litigation, claims and charges; income taxation of foreign earnings and the future repatriation, reinvestment or distribution of foreign earnings; future income tax liabilities and effective tax rate; timing of the repayment of the current portion of the Company’s long-term debt; changes in the amount of unrecognized tax benefits; the recognition and timing of costs related to share-based compensation arrangements; returns on retirement plan assets; estimates or projections made in connection with the Company’s accounting policies; market risks relating to the Company’s operations and changes in interest rates; the extent to which hedging gains or losses are offset by losses or gains on related underlying exposures; the Company’s ability to hedge against or otherwise manage them through the use of derivative financial instruments; the impact of ASU 2017-12 which amends the hedge accounting model to enable entities to better align the economics of risk management activities and financial reporting; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During 2016, the Company entered into several forward contracts to purchase pounds sterling to hedge two deferred payments due in connection with the acquisition of Plastique. During the first quarter of 2018, the Company entered into three interest rate swaps with a notional amount of $150 million to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. In addition, the Company’s Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. All derivative instruments are reported on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the respective derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. The interest rate swaps entered into during the first quarter of 2018 were not designated as cash flow hedges and, therefore, the gain or loss on the derivative is reflected in earnings each period. There has been no material change to the Company’s market risks since September 30, 2017. See Note 12 to the Consolidated Financial Statements in Item 1 of this Report for a summary of the Company’s outstanding derivative financial instruments as of March 31, 2018. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for further discussion about market risk.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.2 to Form 8-K filed February 7, 2018

4.1	Specimen revised Common Stock Certificate	Exhibit 4.1 to Form 10-Q for the fiscal quarter ended March 31, 2010

4.2	Amended and Restated Credit Agreement dated as of December 21, 2015 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, and Bank of America, N.A., BMO Harris Bank, N.A., SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents	Exhibit 4.1 to Form 8-K filed December 23, 2015

4.3	Amendment No. 1 to December 21, 2015 Credit Agreement, effective September 30, 2016	Exhibit 4.4 to Form 10-K for the fiscal year ended September 30, 2016

4.4	Amendment No. 2 to December 21, 2015 Credit Agreement, effective May 15, 2017	Exhibit 4.4 to Form 10-Q for the fiscal quarter ended June 30, 2017

10.1	2018 Omnibus Incentive Plan	Exhibit 10.1 to Form 8-K filed February 6, 2018

31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended March 31, 2018	Filed herewith

31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended March 31, 2018	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended March 31, 2018	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

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

Dated: May 9, 2018

