Form 10-Q
period 2018-06-30
ESCO TECHNOLOGIES INC
filed 2018-08-08
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at July 31, 2018
Common stock, $.01 par value per share	25,910,828

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,
	2018	2017

Net sales	$192,223	171,189
Costs and expenses:
Cost of sales	122,805	108,856
Selling, general and administrative expenses	39,910	38,453
Amortization of intangible assets	4,605	4,085
Interest expense, net	2,243	1,213
Other (income) expenses, net	(656)	1,160
Total costs and expenses	168,907	153,767

Earnings before income taxes	23,316	17,422
Income tax expense	4,297	4,777
Net earnings	$19,019	12,645

Earnings per share:
Basic - Net earnings	$0.73	0.49

Diluted - Net earnings	$0.73	0.49

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended June 30,
	2018	2017

Net sales	$540,496	478,735
Costs and expenses:
Cost of sales	346,911	307,149
Selling, general and administrative expenses	122,813	107,104
Amortization of intangible assets	13,615	11,548
Interest expense, net	6,464	2,752
Other expenses (income), net	992	(184)
Total costs and expenses	490,795	428,369

Earnings before income taxes	49,701	50,366
Income tax (benefit) expense	(13,983)	15,837
Net earnings	$63,684	34,529

Earnings per share:
Basic - Net earnings	$2.46	1.34

Diluted - Net earnings	$2.45	1.33

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Net earnings	$19,019	12,645	63,684	34,529
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,865)	4,796	(2,740)	2,981
Net unrealized (loss) gain on derivative instruments	(62)	81	93	(23)
Total other comprehensive (loss) income, net of tax	(6,927)	4,877	(2,647)	2,958
Comprehensive income	$12,092	17,522	61,037	37,487

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$43,259	45,516
Accounts receivable, net	164,100	160,580
Costs and estimated earnings on long-term contracts, less progress billings of $43,769 and $64,099, respectively	39,180	47,286
Inventories	145,596	124,515
Other current assets	17,861	14,895
Total current assets	409,996	392,792
Property, plant and equipment, net of accumulated depreciation of $113,831 and $99,650, respectively	134,704	132,748
Intangible assets, net of accumulated amortization of $87,494 and $73,879, respectively	345,874	351,134
Goodwill	381,420	377,879
Other assets	6,977	5,891
Total assets	$1,278,971	1,260,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	49,830	54,789
Advance payments on long-term contracts, less costs incurred of $54,295 and $59,772, respectively	29,841	22,451
Accrued salaries	26,597	32,259
Current portion of deferred revenue	37,082	28,583
Accrued other expenses	36,672	36,887
Total current liabilities	200,022	194,969
Pension obligations	21,976	30,223
Deferred tax liabilities	63,292	86,378
Other liabilities	24,427	21,956
Long-term debt	242,000	255,000
Total liabilities	551,717	588,526
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,534,786 and 30,468,824 shares, respectively	305	305
Additional paid-in capital	290,106	289,785
Retained earnings	574,192	516,718
Accumulated other comprehensive loss, net of tax	(29,955)	(27,308)
	834,648	779,500
Less treasury stock, at cost: 4,623,958 and 4,635,622 common shares, respectively	(107,394)	(107,582)
Total shareholders’ equity	727,254	671,918
Total liabilities and shareholders’ equity	$1,278,971	1,260,444

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$63,684	34,529
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,350	23,023
Stock compensation expense	3,864	4,130
Changes in assets and liabilities	(18,239)	(24,977)
Effect of deferred taxes	(23,086)	(577)
Change in deferred revenue and costs, net	8,785	4,863
Pension contributions	(9,414)	(2,317)
Other	-	(5,202)
Net cash provided by operating activities	53,944	33,472

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(11,445)	(162,268)
Additions to capitalized software	(7,118)	(6,213)
Capital expenditures	(15,539)	(23,055)
Proceeds from sale of land	-	1,184
Proceeds from life insurance	-	2,307
Net cash used by investing activities	(34,102)	(188,045)

Cash flows from financing activities:
Proceeds from long-term debt	53,000	213,000
Principal payments on long-term debt	(66,000)	(58,000)
Dividends paid	(6,205)	(6,190)
Other	(2,886)	(21)
Net cash (used) provided by financing activities	(22,091)	148,789
Effect of exchange rate changes on cash and cash equivalents	(8)	480
Net decrease in cash and cash equivalents	(2,257)	(5,304)
Cash and cash equivalents, beginning of period	45,516	53,825
Cash and cash equivalents, end of period	$43,259	48,521

Supplemental cash flow information:
Interest paid	$6,333	2,404
Income taxes paid (including state and foreign)	4,343	20,421

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

The Company’s results for the three and nine-month periods ended June 30, 2018 are not necessarily indicative of the results for the entire 2018 fiscal year. References to the third quarters of 2018 and 2017 represent the fiscal quarters ended June 30, 2018 and 2017, respectively.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

2.	ACQUISITION

On March 14, 2018, the Company acquired the assets of Manta Test Systems Inc. (Manta), a North American utility solutions provider located in Mississauga, Ontario, Canada, for a purchase price of $9.5 million in cash. Manta has annualized sales of approximately $8 million. Since the date of acquisition, the operating results for Manta have been included as a product line of Doble Engineering Company within the Company’s USG segment. Based on the preliminary purchase price allocation, the Company recorded approximately $0.4 million of accounts receivable, $1.1 million of inventory, $0.2 million of property, plant and equipment, $0.4 million of accounts payable and accrued expenses, $3.5 million of goodwill, $1.2 million of tradenames and $3.5 million of amortizable intangible assets consisting of customer relationships with a weighted average life of 13 years.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Weighted Average Shares Outstanding - Basic	25,900	25,815	25,862	25,756
Dilutive Options and Restricted Shares	150	210	180	219

Adjusted Shares - Diluted	26,050	26,025	26,042	25,975

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Compensation expense related to the restricted share awards was $0.9 million and $3.1 million for the three and nine-month periods ended June 30, 2018, respectively, and $1.0 million and $3.3 million for the corresponding periods of 2017. There were 316,544 non-vested shares outstanding as of June 30, 2018.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.8 million for the three and nine-month periods ended June 30, 2018, respectively, and $0.3 million and $0.8 million for the corresponding periods of 2017.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.2 million and $3.9 million for the three-and nine-month periods ended June 30, 2018, respectively, and $1.3 million and $4.1 million for the three and nine-month periods ended June 30, 2017. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.2 million and $0.9 million for the three and nine-month periods ended June 30, 2018, respectively, and $1.2 million and $2.2 million for the three and nine-month periods ended June 30, 2017, respectively. As of June 30, 2018, there was $8.9 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 2.1 years.

5.	INVENTORIES

Inventories consist of the following:

(In thousands)	June 30, 2018	September 30, 2017

Finished goods	$30,960	28,127
Work in process	57,155	43,750
Raw materials	57,481	52,638
Total inventories	$145,596	124,515

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at June 30, 2018 and September 30, 2017 are the following intangible assets gross carrying amounts and accumulated amortization:

(Dollars in thousands)	June 30 2018	September 30, 2017
Goodwill	$381,420	377,879

Intangible assets with determinable lives:
Patents
Gross carrying amount	$973	928
Less: accumulated amortization	773	750
Net	$200	178

Capitalized software
Gross carrying amount	$68,876	63,007
Less: accumulated amortization	39,757	34,382
Net	$29,119	28,625

Customer relationships
Gross carrying amount	$185,055	181,891
Less: accumulated amortization	45,066	37,364
Net	$139,989	144,527

Other
Gross carrying amount	$5,316	5,373
Less: accumulated amortization	1,899	1,383
Net	$3,417	3,990
Intangible assets with indefinite lives:
Trade names	$173,149	173,813

The changes in the carrying amount of goodwill attributable to each business segment for the nine months ended June 30, 2018 is as follows:

(Dollars in millions)	USG	Test	Filtration	Packaging	Total
Balance as of September 30, 2017	250.2	34.1	73.7	19.9	377.9
Acquisition activity	3.8	-	-	-	3.8
Foreign currency translation	(0.1)	-	-	(0.2)	(0.3)
Balance as of June 30, 2018	$253.9	34.1	73.7	19.7	381.4

7.	BUSINESS SEGMENT INFORMATION

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2018	2017	2018	2017
NET SALES
Filtration	$69,721	71,179	195,531	198,869
Test	45,034	37,544	123,368	109,738
USG	55,489	42,059	157,942	110,287
Technical Packaging	21,979	20,407	63,655	59,841
Consolidated totals	$192,223	171,189	540,496	478,735

EBIT
Filtration	$14,292	11,945	35,056	34,296
Test	5,902	4,885	13,797	11,076
USG	11,528	8,477	27,805	25,585
Technical Packaging	2,505	2,433	5,355	5,660
Corporate (loss)	(8,668)	(9,105)	(25,848)	(23,499)
Consolidated EBIT	25,559	18,635	56,165	53,118
Less: Interest expense	(2,243)	(1,213)	(6,464)	(2,752)
Earnings before income taxes	$23,316	17,422	49,701	50,366

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

8.	DEBT

The Company’s debt is summarized as follows:

(In thousands)	June 30, 2018	September 30, 2017
Total borrowings	$262,000	275,000
Short-term borrowings and current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$242,000	255,000

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

At June 30, 2018, the Company had approximately $180 million available to borrow under the Credit Facility, and a $250 million increase option subject to lender approval, in addition to $43.3 million cash on hand. At June 30, 2018, the Company had $262 million of outstanding borrowings under the Credit Facility in addition to outstanding letters of credit of $8.3 million. The Company classified $20.0 million as the current portion of long-term debt as of June 30, 2018, as the Company intends to repay this amount within the next twelve month period; however, the Company has no contractual obligation to repay such amount during the next twelve month period.

The Credit Facility requires, as determined by certain financial ratios, a facility fee ranging from 12.5 to 27.5 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 3.17% and 2.97% for the three and nine-month periods ending June 30, 2018, respectively, and 2.11% and 1.90% for the corresponding periods of 2017. At June 30, 2018, the Company was in compliance with all debt covenants.

9.	INCOME TAX EXPENSE

The third quarter 2018 effective income tax rate was 18.4% compared to 27.4% in the third quarter of 2017. The income tax benefit for the first nine months of 2018 was $14.0 million compared to income tax expense of $15.8 million for the first nine months of 2017. The effective income tax rate for the first nine months of 2018 was (28.1%) compared to 31.4% for the first nine months of 2017. H.R. 1, Tax Cuts and Jobs Act (“TCJA”), was signed into law on December 22, 2017. The total impact of the TCJA in the third quarter and first nine months of 2018 was a net expense of $0.1 million and a net benefit of $24.3 million, respectively. The impacts were as follows: First, the Company’s 2018 federal statutory rate decreased from 35.0% to 24.5% which required an adjustment to the value of its deferred tax assets and liabilities. This adjustment ($30.3 million provisional amount recorded in the first quarter of 2018 and $0.4 million provisional amount in the third quarter of 2018) favorably impacted the third quarter and year-to-date effective tax rate by 1.5% and 61.7%, respectively. Second, the TCJA subjected the Company’s cumulative foreign earnings to federal income tax ($4.1 million provisional amount of which $2.9 million was recorded in the first quarter of 2018, $0.7 million was recorded in the second quarter of 2018, and $0.5 million in the third quarter of 2018) which unfavorably impacted the third quarter and year-to-date effective tax rate by 2.1% and 8.2%, respectively.

In the first quarter of 2018, the Company recorded a $2.3 million provisional estimate of the income tax effects of the future repatriation of the cumulative earnings of its foreign subsidiaries which unfavorably impacted the year-to-date effective tax rate by 4.7%. An additional $7.5 million pension contribution for the 2017 plan year was approved during the second quarter of 2018 increasing the value of the deferred tax liability by $1.0 million (provisional amount). This favorable adjustment, net of the $0.3 million unfavorable impact to the 2017 Domestic Production Deduction, favorably impacted the year-to-date effective tax rate by 1.6%. An accounting method change was filed with the 2017 tax return which resulted in an additional deferred tax liability to be adjusted as a result of the TCJA. A favorable adjustment, net of the $0.3 million unfavorable impact to the 2017 Domestic Production deduction, favorably impacted the third quarter and year-to-date effective tax rate by 2.9% and 1.4%, respectively. The income tax expense in the third quarter and first nine months of 2018 was favorably impacted by return to provision true-ups decreasing the third quarter and year-to-date effective tax rate by 1.4% and 0.7%, respectively. In 2017, the Company elected to adopt Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, resulting in income tax expense in the third quarter and nine months of 2017 being favorably impacted by additional tax benefits on share-based compensation that vested during the quarter decreasing the effective tax rate by 5.2% and 1.8%, respectively. Income tax expense in the third quarter and nine months of 2018 was also favorably impacted by additional tax benefits on share-based compensation that vested during the quarter decreasing the effective tax rate by 1.9% and 0.9%, respectively.

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

In the first and second quarter of 2018, the Company recorded reasonable provisional estimates of the TCJA income tax effects. During the third quarter of 2018, the Company collected and analyzed additional information needed to compute the Company’s deferred tax assets and liabilities. However, these amounts remain provisional as the Company needs more time to collect and analyze information primarily related to the federal impact on the value of state deferred tax assets and liabilities. The income tax effects of subjecting the Company’s cumulative foreign earnings to federal income tax also remains provisional as the Company needs more time to collect and analyze the cumulative balance of earnings subject to the tax and the amount of foreign tax credit that is available to offset the tax.

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

10.	SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first nine months of 2018 is shown below (in thousands):

Balance at September 30, 2017	$671,918
Net earnings	63,684
Other comprehensive (loss)	(2,647)
Cash dividends	(6,205)
Stock compensation plans	504
Balance at June 30, 2018	$727,254

11.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and six-month periods ended March 31, 2018 and 2017 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Defined benefit plans
Interest cost	$821	737	2,461	2,438
Expected return on assets	(975)	(942)	(2,924)	(2,978)
Amortization of:
Prior service cost	-	-	-	3
Actuarial loss	548	683	1,644	1,871
Net periodic benefit cost	$394	478	1,181	1,334

12.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type as of June 30, 2018:

(In thousands)	Notional amount	Fair Value (US$)		Float Rate	Fix Rate
Forward contracts	700	GBP	(80)
Forward contracts	9,250	USD	(199)
Forward contracts	600	EUR	10
Interest rate swap	150,000	USD	227	2.09%	1.80%
Interest rate swap *	150,000	USD	760	N/A	2.09%
Interest rate swap **	150,000	USD	955	N/A	2.24%

*This swap represents a forward contract and will be effective in November 2018.

**This swap represents a forward contract and will be effective in November 2019.

13.	FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2018 and September 30, 2017 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, debt and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of June 30, 2018:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Forward contracts and interest rate swaps	$-	1,673	$-	1,673

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and nine-month periods ended June 30, 2018.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (ASU 2014-09) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance has been further clarified and amended. The new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has selected the cumulative effect method of transition to the new standard. Because the new standard impacts the Company’s business processes, systems and controls, we developed a project plan to guide the implementation. This project plan included analyzing the standard’s impact on our contract portfolio, comparing our historical accounting policies and practices to the requirements of the new standard, and identifying differences from applying the requirements of the new standard to our contracts. We developed internal controls to ensure that we adequately evaluated our portfolio of contracts under the five-step model to ensure proper assessment of our operating results under ASU 2014-09. We reported on the progress of the implementation to the Audit Committee and the Board of Directors on a regular basis during the project’s duration. The adoption of ASU 2014-09 will have one primary impact on our portfolio of contracts and our Consolidated Financial Statements which is that more of our contracts within our Filtration and Technical Packaging segments will recognize revenue and earnings over time as the work progresses versus at a single point of time. This standard will not change the total revenue or operating earnings recognized, only the timing of when those amounts are recognized. The Company is currently in the process of finalizing the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the third quarters of 2018 and 2017 represent the three-month periods ended June 30, 2018 and 2017, respectively.

OVERVIEW

In the third quarter of 2018, sales, net earnings and diluted earnings per share were $192.2 million, $19.0 million and $0.73 per share, respectively, compared to $171.2 million, $12.6 million and $0.49 per share, respectively, in the third quarter of 2017. In the first nine months of 2018, sales, net earnings and diluted earnings per share were $540.5 million, $63.7 million and $2.45, respectively, compared to $478.7 million, $34.5 million and $1.33 per share, respectively, in the first nine months of 2017.

NET SALES

Net sales increased $21.0 million, or 12.3%, to $192.2 million in the third quarter of 2018 from $171.2 million in the third quarter of 2017. Net sales increased $61.8 million, or 12.9%, to $540.5 million in the first nine months of 2018 from $478.7 million in the first nine months of 2017. The increase in net sales in the third quarter of 2018 as compared to the third quarter of 2017 was due to a $13.4 million increase in the USG segment, a $7.5 million increase in the Test segment and a $1.6 million increase in the Technical Packaging segment, partially offset by a $1.5 million decrease in the Filtration segment. The increase in net sales in the first nine months of 2018 as compared to the corresponding prior year period was due to a $47.7 million increase in the USG segment, a $13.6 million increase in the Test segment and a $3.8 million increase in the Technical Packaging segment, partially offset by a $3.3 million decrease in the Filtration segment.

-Filtration

In the third quarter of 2018, net sales of $69.7 million were $1.5 million, or 2.0%, lower than the $71.2 million in the third quarter of 2017. Net sales decreased $3.3 million, or 1.7%, to $195.5 million in the first nine months of 2018 from $198.9 million in the first nine months of 2017. The sales decrease in the third quarter of 2018 compared to the third quarter of 2017 was mainly due to a $4.7 million decrease in net sales at VACCO due to lower shipments of its defense spares products and a $1.6 million decrease in net sales at PTI due to lower aerospace assembly and industrial/automotive shipments, partially offset by a $2.2 million increase in net sales at Mayday due to higher aerospace shipments, $1.8 million increase in net sales at Crissair due to higher aerospace shipments and $0.9 million increase in net sales at Westland. The sales decrease in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to a $6.2 million decrease in net sales at PTI due to lower aerospace assembly and industrial/automotive shipments, a $6.0 million decrease in net sales at VACCO due to lower shipments of its defense spares products and a $3.8 million decrease in net sales at Westland due to timing of shipments on government programs, partially offset by an $12.9 million increase in net sales at Mayday and Crissair due to higher aerospace shipments.

-Test

In the third quarter of 2018, net sales of $45.0 million were $7.5 million, or 19.9%, higher than the $37.5 million recorded in the third quarter of 2017. Net sales increased $13.6 million, or 12.4%, to $123.4 million in the first nine months of 2018 from $109.7 million in the first nine months of 2017. The increase in the third quarter and first nine months of 2018 compared to the corresponding periods of 2017 was primarily due to higher sales from the segment’s U.S. operations due to the timing of test and measurement chamber projects.

-Utility Solutions Group (USG)

Net sales increased $13.4 million, or 31.9%, to $55.5 million in the third quarter of 2018 from $42.1 million in the third quarter of 2017. Net sales increased $47.7 million, or 43.2%, to $157.9 million in the first nine months of 2018 from $110.3 million in the first nine months of 2017. The increase in the third quarter of 2018 compared to the third quarter of 2017 was mainly due to the sales contributions from the NRG, Morgan Schaffer and Vanguard Instruments acquisitions. The increase in the first nine months of 2018 compared to the first nine months of 2017 was mainly due to the sales contributions from NRG, Morgan Schaffer and Vanguard Instruments and new products and software solutions at Doble.

-Technical Packaging

In the third quarter of 2018, net sales of $22.0 million were $1.6 million, or 7.7%, higher than the $20.4 million in the third quarter of 2017. Net sales increased $3.8 million, or 6.4%, to $63.7 million in the first nine months of 2018 from $59.8 million in the first nine months of 2017. The increase in the third quarter and first nine months of 2018 compared to the corresponding periods of 2017 was primarily due to the increase in net sales from Plastique driven by fluctuations in currency ($2.5 million for the first nine months of 2018) and increased shipments to new customers.

ORDERS AND BACKLOG

Backlog was $425.5 million at June 30, 2018 compared with $377.1 million at September 30, 2017. The Company received new orders totaling $201.1 million in the third quarter of 2018 compared to $182.2 million in the third quarter of 2017. Of the new orders received in the third quarter of 2018, $85.9 million related to Filtration products, $37.9 million related to Test products, $57.8 million related to USG products, and $19.5 million related to Technical Packaging products. Of the new orders received in the third quarter of 2017, $77.6 million related to Filtration products, $38.0 million related to Test products, $46.3 million related to USG products, and $20.3 million related to Technical Packaging products.

The Company received new orders totaling $588.9 million in the first nine months of 2018 compared to $532.0 million in the first nine months of 2017. Of the new orders received in the first nine months of 2018, $219.1 million related to Filtration products, $144.2 million related to Test products, $168.0 million related to USG products, and $57.6 million related to Technical Packaging products. Of the new orders received in the first nine months of 2017, $207.1 million related to Filtration products, $138.3 million related to Test products, $118.9 million related to USG products, and $67.7 million related to Technical Packaging products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of 2018 were $39.9 million (20.8% of net sales), compared with $38.5 million (22.5% of net sales) for the third quarter of 2017. For the first nine months of 2018, SG&A expenses were $122.8 million (22.7% of net sales) compared to $107.1 million (22.4% of net sales) for the first nine months of 2017. The increase in SG&A in the third quarter and first nine months of 2018 compared to the corresponding periods of 2017 was mainly due to an increase in the USG segment due to the Company’s recent acquisitions (NRG, Morgan Schaffer and Vanguard Instruments) and additional sales and marketing expenses to support future revenue growth, and at Corporate (higher professional fees including acquisition expenses).

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $4.6 million and $13.6 million for the third quarter and first nine months of 2018, respectively, compared to $4.1 million and $11.5 million for the corresponding periods of 2017. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the third quarter and first nine months of 2018 compared to the corresponding periods of 2017 was mainly due to an increase in amortization of intangibles related to the Morgan Schaffer, NRG and Mayday acquisitions.

OTHER EXPENSES (INCOME), NET

Other income, net, was $0.7 million in the third quarter of 2018 compared to other expenses, net, of $1.2 million in the third quarter of 2017. The principal component in other income, net, in the third quarter of 2018 was a gain on derivative instruments of $0.5 million. There were no individually significant items in other (income) expenses, net, in the third quarter of 2017.

Other expenses, net, was $1.0 million in the first nine months of 2018 compared to other income, net, of $0.2 million in the first nine months of 2017. The principal components in other expenses, net, in the first nine months of 2018 were $2.1 million of charges primarily related to the USG segment restructuring activities, including the Doble facility consolidations, partially offset by gains on derivative instruments. The restructuring charges mainly related to severance and compensation benefits, professional fees and asset impairment charges related to abandoned assets. The principal component in other income, net, in the first nine months of 2017 was $0.4 million of income related to death benefit insurance proceeds from a former subsidiary.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT was $25.6 million (13.3% of net sales) for the third quarter of 2018 compared to $18.6 million (10.9% of net sales) for the third quarter of 2017. For the first nine months of 2018, EBIT was $56.2 million (10.4% of net sales) compared to $53.1 million (11.1% of net sales) for the first nine months of 2017.

The following table presents a reconciliation of EBIT to net earnings.

(In thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Consolidated EBIT	$25,559	18,635	56,165	53,118
Less: Interest expense, net	(2,243)	(1,213)	(6,464)	(2,752)
Plus (Less): Income tax	(4,297)	(4,777)	13,983	(15,837)
Net earnings	$19,019	12,645	63,684	34,529

-Filtration

EBIT in the third quarter of 2018 was $14.3 million (20.5% of net sales) compared to $11.9 million (16.8% of net sales) in the third quarter of 2017. EBIT in the first nine months of 2018 was $35.1 million (17.9% of net sales) compared to $34.3 million (17.2% of net sales) in the first nine months of 2017. The increase in EBIT in the third quarter compared to the third quarter of 2017 was mainly due to an increase at Crissair, Mayday and Westland due to higher sales volumes partially offset by a decrease in EBIT at VACCO and PTI due to the lower sales volumes mentioned above. The increase in EBIT in the first nine months of 2018 compared to the first nine months of 2017 was mainly due to an increase at Mayday and Crissair due to higher sales volumes partially offset by a decrease in EBIT at Westland, PTI and VACCO due to lower sales volumes as mentioned above. In addition, EBIT in the first nine months of 2018 included $0.5 million of restructuring charges at PTI related to the exit of the low margin industrial/automotive market, which were recorded in the second quarter of 2018. These charges consisted primarily of severance and compensation benefits and asset impairment charges.

-Test

EBIT in the third quarter of 2018 was $5.9 million (13.1% of net sales) compared to $4.9 million (13.0% of net sales) in the third quarter of 2017. EBIT in the first nine months of 2018 was $13.8 million (11.2% of net sales) compared to $11.1 million (10.1% of net sales) in the first nine months of 2017. The increase in EBIT in the third quarter and first nine months of 2018 compared to the corresponding prior year periods was primarily due to the increased sales volumes mainly from the segment’s U.S. operations.

-Utility Solutions Group

EBIT in the third quarter of 2018 was $11.5 million (20.8% of net sales) compared to $8.5 million (20.2% of net sales) in the third quarter of 2017. EBIT in the first nine months of 2018 was $27.8 million (17.6% of net sales) compared to EBIT of $25.6 million (23.2% of net sales) in the first nine months of 2017. The increase in EBIT in the third quarter and first nine months of 2018 compared to the corresponding periods of 2017 was mainly due to the higher sales volumes as well as the EBIT contribution from the recent acquisitions of NRG, Morgan Schaffer and Vanguard Instruments. In addition, EBIT in the first nine months of 2018 was negatively impacted by $1.9 million of charges recorded in the second quarter of 2018 related to closing the Doble facilities in Norway and China consisting mainly of employee severance and compensation benefits, professional fees, and asset impairment charges.

-Technical Packaging

EBIT in the third quarter of 2018 was $2.5 million (11.4% of net sales) compared to $2.4 million (11.9% of net sales) in the third quarter of 2017. EBIT in the first nine months of 2018 was $5.4 million (8.4% of net sales) compared to $5.7 million (9.5% of net sales) in the first nine months of 2017. The decrease in EBIT as a percent of net sales in the third quarter of 2018 and the decrease in EBIT in the first nine months of 2018 compared to the corresponding periods of 2017 was mainly due to product mix at Plastique including lower margin projects.

-Corporate

Corporate costs included in EBIT were $8.7 million and $25.8 million in the third quarter and first nine months of 2018, respectively, compared to $9.1 million and $23.5 million in the corresponding periods of 2017. The decrease in Corporate costs in the third quarter of 2018 compared to the third quarter of 2017 was mainly due to the $0.5 million of gains on derivative instruments recorded in the third quarter of 2018. The increase in Corporate costs in the first nine months of 2018 compared to the corresponding periods of 2017 was primarily due to higher professional fees and an increase in amortization of intangible assets related to recent acquisitions.

INTEREST EXPENSE, NET

Interest expense was $2.2 million and $6.5 million in the third quarter and first nine months of 2018, respectively, and $1.2 million and $2.8 million in the corresponding periods of 2017. The increase in interest expense in the first nine months of 2018 compared to the corresponding period of 2017 was mainly due to higher average outstanding borrowings ($263 million compared to $189 million) and higher average interest rates (2.97% vs. 1.90%) as a result of the additional borrowings to fund the Company’s recent acquisitions.

INCOME TAX EXPENSE

The third quarter 2018 effective income tax rate was 18.4% compared to 27.4% in the third quarter of 2017. The income tax benefit for the first nine months of 2018 was $14.0 million compared to income tax expense of $15.8 million for the first nine months of 2017. The effective income tax rate for the first nine months of 2018 was (28.1%) compared to 31.4% for the first nine months of 2017. H.R. 1, Tax Cuts and Jobs Act (“TCJA”), was signed into law on December 22, 2017. The total impact of the TCJA in the third quarter and first nine months of 2018 was a net expense of $0.1 million and a net benefit of $24.3 million, respectively. The impacts were as follows: First, the Company’s 2018 federal statutory rate decreased from 35.0% to 24.5% which required an adjustment to the value of its deferred tax assets and liabilities. This adjustment ($30.3 million provisional amount recorded in the first quarter of 2018 and $0.4 million provisional amount in the third quarter of 2018) favorably impacted the third quarter and year-to-date effective tax rate by 1.5% and 61.7%, respectively. Second, the TCJA subjected the Company’s cumulative foreign earnings to federal income tax ($4.1 million provisional amount of which $2.9 million was recorded in the first quarter of 2018, $0.7 million was recorded in the second quarter of 2018, and $0.5 million in the third quarter of 2018) which unfavorably impacted the third quarter and year-to-date effective tax rate by 2.1% and 8.2%, respectively.

In the first quarter of 2018, the Company recorded a $2.3 million provisional estimate of the income tax effects of the future repatriation of the cumulative earnings of its foreign subsidiaries which unfavorably impacted the year-to-date effective tax rate by 4.7%. An additional $7.5 million pension contribution for the 2017 plan year was approved during the second quarter of 2018 increasing the value of the deferred tax liability by $1.0 million (provisional amount). This favorable adjustment, net of the $0.3 million unfavorable impact to the 2017 Domestic Production Deduction, favorably impacted the year-to-date effective tax rate by 1.6%. An accounting method change was filed with the 2017 tax return which resulted in an additional deferred tax liability to be adjusted as a result of the TCJA. A favorable adjustment, net of the $0.3 million unfavorable impact to the 2017 Domestic Production deduction, favorably impacted the third quarter and year-to-date effective tax rate by 2.9% and 1.4%, respectively. The income tax expense in the third quarter and first nine months of 2018 was favorably impacted by return to provision true-ups decreasing the third quarter and year-to-date effective tax rate by 1.4% and 0.7%, respectively. In 2017, the Company elected to adopt Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, resulting in income tax expense in the third quarter and nine months of 2017 being favorably impacted by additional tax benefits on share-based compensation that vested during the quarter decreasing the effective tax rate by 5.2% and 1.8%, respectively. Income tax expense in the third quarter and nine months of 2018 was also favorably impacted by additional tax benefits on share-based compensation that vested during the quarter decreasing the effective tax rate by 1.9% and 0.9%, respectively.

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

In the first and second quarter of 2018, the Company recorded reasonable provisional estimates of the TCJA income tax effects. During the third quarter of 2018, the Company collected and analyzed additional information needed to compute the Company’s deferred tax assets and liabilities. However, these amounts remain provisional as the Company needs more time to collect and analyze information primarily related to the federal impact on the value of state deferred tax assets and liabilities. The income tax effects of subjecting the Company’s cumulative foreign earnings to federal income tax also remains provisional as the Company needs more time to collect and analyze the cumulative balance of earnings subject to the tax and the amount of foreign tax credit that is available to offset the tax.

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

TCJA moved the U.S. to a federal tax system that will no longer tax dividends from foreign corporations to U.S. corporations. The cost of transitioning to this new tax system is a deemed repatriation of cumulative foreign earnings, the “Foreign Earnings Toll Charge”, the estimated tax cost of which was recorded in the first quarter and trued up during the second and third quarters of 2018. The actual repatriation of foreign earnings triggers foreign dividend withholding taxes and U.S. state taxes, the estimated cost of which was recorded in the first quarter and trued up during the second and third quarters of 2018.

During the three-month period ended June 30, 2018, there were no material changes in the unrecognized tax benefits. The Company does not anticipate a material change in the amount of unrecognized tax benefits in the next twelve months.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $210.0 million at June 30, 2018 from $197.8 million at September 30, 2017. Inventories increased by $21.1 million during this period mainly due to a $10.7 million increase within the Filtration segment primarily to support new aerospace platforms, a $4.3 million increase within the Test segment and a $4.2 million increase within the USG segment to support revenue growth in the fourth quarter of 2018. Costs and estimated earnings in excess of billings on long-term contracts decreased $8.1 million in the first nine months of 2018 mainly due to ETS-Lindgren ($7.3 million) related to timing of projects.

Net cash provided by operating activities was $53.9 million and $33.5 million in the first nine months of 2018 and 2017, respectively. The increase in net cash provided by operating activities in the first nine months of 2018 as compared to the first nine months of 2017 was driven by higher earnings and lower working capital requirements.

Capital expenditures were $15.5 million and $23.1 million in the first nine months of 2018 and 2017, respectively. The decrease in the first nine months of 2018 was mainly due to a decrease in machinery and equipment at Plastique ($3.6 million) and VACCO ($1.8 million). In addition, the Company incurred expenditures for capitalized software of $7.1 million and $6.2 million in the first nine months of 2018 and 2017, respectively.

Credit Facility

At June 30, 2018, the Company had approximately $180 million available to borrow under its bank credit facility, a $250 million increase option subject to lender approval, and $43.3 million cash on hand. At June 30, 2018, the Company had $262 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $8.3 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (ASU 2014-09) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance has been further clarified and amended. The new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has selected the cumulative effect method of transition to the new standard. Because the new standard impacts the Company’s business processes, systems and controls, we developed a project plan to guide the implementation. This project plan included analyzing the standard’s impact on our contract portfolio, comparing our historical accounting policies and practices to the requirements of the new standard, and identifying differences from applying the requirements of the new standard to our contracts. We developed internal controls to ensure that we adequately evaluated our portfolio of contracts under the five-step model to ensure proper assessment of our operating results under ASU 2014-09. We reported on the progress of the implementation to the Audit Committee and the Board of Directors on a regular basis during the project’s duration. The adoption of ASU 2014-09 will have one primary impact on our portfolio of contracts and our Consolidated Financial Statements which is that more of our contracts within our Filtration and Technical Packaging segments will recognize revenue and earnings over time as the work progresses versus at a single point of time. This standard will not change the total revenue or operating earnings recognized, only the timing of when those amounts are recognized. The Company is currently in the process of finalizing the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on April 18, 2018 to stockholders of record as of April 3, 2018. Subsequent to June 30, 2018, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on July 19, 2018 to stockholders of record as of July 5, 2018.

OUTLOOK

Management’s current expectations for 2018 remain consistent with the details outlined in the Business Outlook presented in previous releases. Management expects 2018 GAAP EPS in the range of $3.55 to $3.65 per share and Adjusted EPS in the range of $2.65 to $2.75 per share, adjusting for the 2018 incremental net tax benefits resulting from U.S. Tax Reform and the 2018 cost reduction charges in the USG and Filtration segments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. During 2016, the Company entered into several forward contracts to purchase pounds sterling to hedge two deferred payments due in connection with the acquisition of Plastique. During the first quarter of 2018, the Company entered into three interest rate swaps with a notional amount of $150 million to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. In addition, the Company’s Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. All derivative instruments are reported on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the respective derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. The interest rate swaps entered into during the first quarter of 2018 were not designated as cash flow hedges and, therefore, the gain or loss on the derivative is reflected in earnings each period. There has been no material change to the Company’s market risks since September 30, 2017. See Note 12 to the Consolidated Financial Statements in Item 1 of this Report for a summary of the Company’s outstanding derivative financial instruments as of June 30, 2018. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for further discussion about market risk.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.2 to Form 8-K filed February 7, 2018

4.1	Specimen revised Common Stock Certificate	Exhibit 4.1 to Form 10-Q for the fiscal quarter ended March 31, 2010

4.2	Amended and Restated Credit Agreement dated as of December 21, 2015 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, and Bank of America, N.A., BMO Harris Bank, N.A., SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents	Exhibit 4.1 to Form 8-K filed December 23, 2015

4.3	Amendment No. 1 to December 21, 2015 Credit Agreement, effective September 30, 2016	Exhibit 4.4 to Form 10-K for the fiscal year ended September 30, 2016

4.4	Amendment No. 2 to December 21, 2015 Credit Agreement, effective May 15, 2017	Exhibit 4.4 to Form 10-Q for the fiscal quarter ended June 30, 2017

31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended June 30, 2018	Filed herewith

31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended June 30, 2018	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended June 30, 2018	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

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

Dated: August 8, 2018

