Form 10-Q
period 2019-03-31
ESCO TECHNOLOGIES INC
filed 2019-05-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at April 30, 2019
Common stock, $.01 par value per share	25,977,687

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018

Net sales	$193,949	174,778
Costs and expenses:
Cost of sales	121,946	112,370
Selling, general and administrative expenses	41,673	40,749
Amortization of intangible assets	4,620	4,564
Interest expense, net	1,925	2,036
Other expenses, net	2,430	1,475
Total costs and expenses	172,594	161,194

Earnings before income taxes	21,355	13,584
Income tax expense	2,558	3,590
Net earnings	$18,797	9,994

Earnings per share:
Basic - Net earnings	$0.73	0.39

Diluted - Net earnings	$0.72	0.38

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended March 31,
	2019	2018

Net sales	$376,546	348,273
Costs and expenses:
Cost of sales	240,854	224,106
Selling, general and administrative expenses	82,666	82,903
Amortization of intangible assets	9,272	9,010
Interest expense, net	3,815	4,221
Other (income) expenses, net	(4,673)	1,648
Total costs and expenses	331,934	321,888

Earnings before income taxes	44,612	26,385
Income tax expense (benefit)	8,498	(18,280)
Net earnings	$36,114	44,665

Earnings per share:
Basic - Net earnings	$1.39	1.73

Diluted - Net earnings	$1.38	1.72

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Net earnings	$18,797	9,994	36,114	44,665
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	677	2,837	(3,852)	4,125
Net unrealized gain on derivative instruments	126	138	100	155
Total other comprehensive income (loss), net of tax	803	2,975	(3,752)	4,280
Comprehensive income	$19,600	12,969	32,362	48,945

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$34,955	30,477
Accounts receivable, net	159,923	163,740
Contract assets	100,540	53,034
Inventories	124,493	135,416
Other current assets	16,048	13,356
Total current assets	435,959	396,023
Property, plant and equipment, net of accumulated depreciation of $120,886 and $115,728, respectively	132,806	134,954
Intangible assets, net of accumulated amortization of $101,546 and $92,274, respectively	338,514	345,353
Goodwill	381,304	381,652
Other assets	5,380	7,140
Total assets	$1,293,963	1,265,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	58,090	63,033
Contract liabilities	55,453	49,035
Accrued salaries	27,239	29,379
Accrued other expenses	41,163	39,083
Total current liabilities	201,945	200,530
Pension obligations	15,991	16,286
Deferred tax liabilities	62,938	64,794
Other liabilities	21,693	24,102
Long-term debt	197,000	200,000
Total liabilities	499,567	505,712
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	–	–
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,633,742 and 30,534,786 shares, respectively	305	305
Additional paid-in capital	293,612	291,190
Retained earnings	643,018	606,837
Accumulated other comprehensive loss, net of tax	(35,280)	(31,528)
	901,655	866,804
Less treasury stock, at cost: 4,615,627 and 4,623,958 common shares, respectively	(107,259)	(107,394)
Total shareholders’ equity	794,396	759,410
Total liabilities and shareholders’ equity	$1,293,963	1,265,122

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$36,114	44,665
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,779	18,798
Stock compensation expense	2,557	2,648
Changes in assets and liabilities	(28,847)	(5,570)
Change in property, plant and equipment due to gain on sale of building	(8,922)	-
Effect of deferred taxes	(1,856)	(26,533)
Pension contributions	(833)	(537)
Net cash provided by operating activities	16,992	33,471

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	-	(11,369)
Additions to capitalized software	(4,494)	(4,608)
Capital expenditures	(17,425)	(10,095)
Proceeds from sale of building and land	17,201	-
Net cash used by investing activities	(4,718)	(26,072)

Cash flows from financing activities:
Proceeds from long-term debt	23,000	36,000
Principal payments on long-term debt	(26,000)	(46,000)
Dividends paid	(4,146)	(4,134)
Other	370	560
Net cash used by financing activities	(6,776)	(13,574)
Effect of exchange rate changes on cash and cash equivalents	(1,020)	3,564
Net increase (decrease) in cash and cash equivalents	4,478	(2,611)
Cash and cash equivalents, beginning of period	30,477	45,516
Cash and cash equivalents, end of period	$34,955	42,905

Supplemental cash flow information:
Interest paid	$3,594	4,167
Income taxes paid (including state and foreign)	13,450	3,737

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

The Company’s results for the three and six-month periods ended March 31, 2019 are not necessarily indicative of the results for the entire 2019 fiscal year. References to the second quarters of 2019 and 2018 represent the fiscal quarters ended March 31, 2019 and 2018, respectively.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES UPDATE

Our significant accounting policies are included in Note 1 of our Annual Report on Form 10-K for the year ended September 30, 2018. On October 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). Significant changes to our policies resulting from the adoption are provided below. We adopted ASC 606 using the modified retrospective transition method applied to contracts that were not substantially complete at the end of fiscal year 2018. We recorded a $4.2 million adjustment to increase retained earnings to reflect the cumulative impact of adopting this standard at the beginning of fiscal year 2019, primarily related to certain long-term contracts our Filtration and Technical Packaging segments have that converted to the cost-to-cost method for revenue recognition. The comparative information has not been restated and is reported under the accounting standards in effect for those periods. A reconciliation of the financial statement line items impacted for the three and six months ended March 31, 2019 under ASC 606 to the prior accounting standards is provided in Note 14.

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

Approximately 52% of the segment’s revenues (approximately 19% of consolidated revenues) are accounted for over time as the product does not have an alternative use and the Company has an enforceable right to payment for costs incurred plus a reasonable margin or the inventory is owned by the customer. The related contracts are primarily cost-plus or fixed price contracts related to the design, development and manufacture of complex fluid control products, quiet valves, manifolds, shock and vibration dampening, thermal insulation and systems primarily for the commercial aerospace and military (U.S. Government) markets. The contracts may contain multiple products, which are capable of being distinct as the customer could benefit from each product on its own or together with other readily available resources. Each product is separately identifiable from the other products in the contract. Therefore, each product is distinct in context of the contract and will be accounted for as a separate performance obligation. Our contracts are frequently modified for changes in contract specifications and requirements. Most of our contract modifications are for products that are not distinct from the existing contract and are accounted for as part of that existing contract.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Weighted Average Shares Outstanding - Basic	25,918	25,844	25,915	25,840
Dilutive Options and Restricted Shares	118	144	163	195

Adjusted Shares - Diluted	26,036	25,988	26,078	26,035

4.	SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Compensation expense related to the restricted share awards was $0.9 million and $2.0 million for the three and six-month periods ended March 31, 2019, respectively, and $1.0 million and $2.1 million for the corresponding periods of 2018. There were 204,392 non-vested shares outstanding as of March 31, 2019.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.5 million for the three and six-month periods ended March 31, 2019, respectively, and $0.3 million and $0.5 million for the corresponding periods of 2018.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.2 million and $2.6 million for the three-and six-month periods ended March 31, 2019, respectively, and $1.3 million and $2.6 million for the three and six-month periods ended March 31, 2018. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million and $0.6 million for the three and six-month periods ended March 31, 2019, respectively, and $0.4 million and $0.7 million for the three and six-month periods ended March 31, 2018, respectively. As of March 31, 2019, there was $5.6 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.2 years.

5.	INVENTORIES

Inventories consist of the following:

(In thousands)	March 31, 2019	September 30, 2018

Finished goods	$19,029	26,678
Work in process	41,677	47,765
Raw materials	63,787	60,973
Total inventories	$124,493	135,416

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at March 31, 2019 and September 30, 2018 are the following intangible assets gross carrying amounts and accumulated amortization:

(Dollars in thousands)	March 31, 2019	September 30, 2018
Goodwill	$381,304	381,652

Intangible assets with determinable lives:
Patents
Gross carrying amount	$1,866	1,833
Less: accumulated amortization	846	791
Net	$1,020	1,042

Capitalized software
Gross carrying amount	$75,789	71,294
Less: accumulated amortization	45,304	41,624
Net	$30,485	29,670

Customer relationships
Gross carrying amount	$184,924	185,333
Less: accumulated amortization	53,030	47,802
Net	$131,894	137,531

Other
Gross carrying amount	$5,303	5,468
Less: accumulated amortization	2,365	2,056
Net	$2,938	3,412
Intangible assets with indefinite lives:
Trade names	$172,177	173,698

The changes in the carrying amount of goodwill attributable to each business segment for the six months ended March 31, 2019 is as follows:

(Dollars in millions)	USG	Test	Filtration	Packaging	Total
Balance as of September 30, 2018	254.1	34.1	73.7	19.8	381.7
Foreign currency translation	-	-	-	(0.4)	(0.4)
Balance as of March 31, 2019	$254.1	34.1	73.7	19.4	381.3

7.	BUSINESS SEGMENT INFORMATION

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

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2019	2018	2019	2018
NET SALES
Filtration	$79,478	65,775	145,702	125,810
Test	42,875	40,805	84,161	78,334
USG	48,890	46,699	104,745	102,453
Technical Packaging	22,706	21,499	41,938	41,676
Consolidated totals	$193,949	174,778	376,546	348,273

EBIT
Filtration	$17,443	11,118	28,053	20,764
Test	5,554	5,300	8,864	7,895
USG	8,767	5,626	30,313	16,277
Technical Packaging	1,602	1,885	1,708	2,850
Corporate (loss)	(10,086)	(8,309)	(20,511)	(17,180)
Consolidated EBIT	23,280	15,620	48,427	30,606
Less: Interest expense	(1,925)	(2,036)	(3,815)	(4,221)
Earnings before income taxes	$21,355	13,584	44,612	26,385

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

8.	DEBT

The Company’s debt is summarized as follows:

(In thousands)	March 31, 2019	September 30, 2018
Total borrowings	$217,000	220,000
Short-term borrowings and current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$197,000	200,000

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

At March 31, 2019, the Company had approximately $207.0 million available to borrow under the Credit Facility, and a $250 million increase option, in addition to $35.0 million cash on hand. At March 31, 2019, the Company had $217.0 million of outstanding borrowings under the Credit Facility in addition to outstanding letters of credit of $8.3 million. The Company classified $20.0 million as the current portion of long-term debt as of March 31, 2019, as the Company intends to repay this amount within the next twelve month period; however, the Company has no contractual obligation to repay such amount during the next twelve month period.

The Credit Facility requires, as determined by certain financial ratios, a facility fee ranging from 12.5 to 27.5 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 3.20% and 3.23% for the three and six-month periods ending March 31, 2019, respectively, and 2.99% and 2.87% for the corresponding periods of 2018. At March 31, 2019, the Company was in compliance with all debt covenants.

9.	INCOME TAX EXPENSE

The second quarter 2019 effective income tax rate was 12.0% compared to 26.4% in the second quarter of 2018. The income tax expense for the first six months of 2019 was $8.5 million compared to income tax benefit of $18.3 million for the first six months of 2018. The effective income tax rate for the first six months of 2019 was 19.0% compared to (69.3%) for the first six months of 2018. The income tax expense in the second quarter and first six months of 2019 was favorably impacted by tax planning strategies to increase foreign tax credits claimed retrospectively. The Company reduced the valuation allowance for excess foreign tax credits by $2.3 million and recorded an amended return receivable of $0.2 million which favorably impacted the second quarter and year-to-date effective tax rate by 12.1% and 5.8%, respectively.

H.R. 1, Tax Cuts and Jobs Act (“TCJA”), was signed into law on December 22, 2017. The total impact of the TCJA in the second quarter and first six months of 2018 was a net expense of $0.7 million and a net benefit of $24.4 million, respectively. The impacts were as follows: First, the Company’s 2018 federal statutory rate dropped from 35.0% to 24.5% which required an adjustment to the value of its deferred tax assets and liabilities. This adjustment ($30.3 million provisional amount recorded in Q1) favorably impacted the year-to-date 2018 effective tax rate by 114.9%. Second, the TCJA subjected the Company’s cumulative foreign earnings to federal income tax ($3.6 million provisional amount of which $2.9 million was recorded in the first quarter of 2018 and $0.7 million was recorded in the second quarter of 2018) which unfavorably impacted the second quarter and year-to-date 2018 effective tax rate by 4.9% and 13.6%, respectively.

In the first quarter of 2018, the Company recorded a $2.3 million provisional estimate of the income tax effects of the future repatriation of the cumulative earnings of its foreign subsidiaries which unfavorably impacted the year-to-date effective tax rate by 8.9%. An additional $7.5 million pension contribution for the 2017 plan year was approved during the second quarter of 2018 increasing the value of the deferred tax liability by $1.0 million. This favorable adjustment, net of the $0.3 million unfavorable impact to the 2017 Domestic Production Deduction, favorably impacted the second quarter and year-to-date effective tax rate by 5.8% and 3.0%, respectively. The income tax expense in the second quarter and first six months of 2018 was also unfavorably impacted by the cancellation of debt income triggered by the dissolution of a foreign subsidiary increasing the second quarter and year-to-date effective tax rate by 1.5% and 0.8%, respectively.

Provisions under the TCJA that became effective for the Company in the current fiscal year include a further reduction in the U.S. statutory rate to 21%, a new minimum tax on global intangible low-taxed income (“GILTI”), the benefit of the deduction for foreign-derived intangible income (“FDII”), and changes to IRC Section 162(m) related to the deductibility of executive compensation.

10.	SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first six months of 2019 is shown below (in thousands):

Balance at September 30, 2018	$759,410
Net earnings	36,114
Other comprehensive (loss)	(3,752)
Cash dividends	(4,146)
Impact of ASC 606, Revenue Recognition	4,213
Stock compensation plans	2,557
Balance at March 31, 2019	$794,396

11.	RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and six-month periods ended March 31, 2019 and 2018 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2019	2018	2019	2018
Defined benefit plans
Interest cost	$875	821	1,750	1,641
Expected return on assets	(1,086)	(975)	(2,172)	(1,950)
Amortization of:
Prior service cost	-	-	-	-
Actuarial loss	487	548	974	1,097
Net periodic benefit cost	$276	394	552	788

12.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type as of March 31, 2018:

(In thousands)	Notional amount	Fair Value (US$)		Float Rate	Fix Rate
Forward contracts	700	GBP	7
Forward contracts	7,500	USD	(227)
Interest rate swap	150,000	USD	327	2.48%	2.09%
Interest rate swap *	150,000	USD	(101)	N/A	2.24%

*This swap represents a forward contract and will be effective in November 2019.

13.	FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2019 and September 30, 2018 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, debt and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of March 31, 2019:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Forward contracts	$-	6	$-	6

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and six-month periods ended March 31, 2019.

14.	REVENUES

 Disaggregation of Revenues

Our revenues by customer type, geographic location, and revenue recognition method for the three and six-month periods ended March 31, 2019 are presented in the table below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The table below also includes a reconciliation of the disaggregated revenue within our reportable segments.

Three Months Ended March 31, 2019 (In thousands)	Filtration	Test	USG	Technical Packaging	Total
Customer type:
Commercial	$46,325	$37,451	$47,551	$22,630	$153,957
Government	33,153	5,424	1,339	76	39,992
Total revenues	$79,478	$42,875	$48,890	$22,706	$193,949

Geographic location:
United States	$66,068	$26,694	$33,798	$11,457	$138,017
International	13,410	16,181	15,092	11,249	55,932
Total revenues	$79,478	$42,875	$48,890	$22,706	$193,949

Revenue recognition method:
Point in time	$42,400	$12,166	$36,874	$-	$91,440
Over time	37,078	30,709	12,016	22,706	102,509
Total revenues	$79,478	$42,875	$48,890	$22,706	$193,949

Six Months Ended March 31, 2019 (In thousands)	Filtration	Test	USG	Technical Packaging	Total
Customer type:
Commercial	$83,546	$73,688	$102,206	$41,744	$301,184
Government	62,156	10,473	2,539	194	75,362
Total revenues	$145,702	$84,161	$104,745	$41,938	$376,546

Geographic location:
United States	$120,833	$55,148	$73,879	$21,306	$271,166
International	24,869	29,013	30,866	20,632	105,380
Total revenues	$145,702	$84,161	$104,745	$41,938	$376,546

Revenue recognition method:
Point in time	$74,214	$22,608	$81,107	$-	$177,929
Over time	71,488	61,553	23,638	41,938	198,617
Total revenues	$145,702	$84,161	$104,745	$41,938	$376,546

Remaining Performance Obligations

Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At March 31, 2019, we had $436.1 million in remaining performance obligations of which we expect to recognize revenues of 83% in the next twelve months.

Contract assets and liabilities

Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At March 31, 2019, contract assets and liabilities totaled $100.5 million and $55.5 million, respectively. Upon adoption of ASC 606 on October 1, 2018, contract assets and liabilities related to our contracts with customers were $87 million and $51 million, respectively. During the first six months of 2019, we recognized approximately $30 million in revenues that were included in the contract liabilities balance at the adoption date.

Reconciliation of ASC 606 to Prior Accounting Standards

The amount by which each financial statement line item is affected in 2019 as a result of applying the new accounting standard as discussed in Note 2 is presented below:

	March 31, 2019
(In thousands)	As Reported	Effect of the adoption of ASC 606	Under Prior Accounting
Consolidated Balance Sheets
Contract assets (1)	$100,540	$(39,565)	$60,975
Inventories	124,493	34,692	159,185
Total current assets	435,959	(4,874)	431,085
Total assets	1,293,963	(4,874)	1,289,089
Contract liabilities (2)	55,453	1,754	57,207
Total current liabilities	201,945	1,754	203,699
Deferred tax liabilities	62,938	(1,122)	61,816
Total liabilities	499,567	631	500,198
Retained earnings	643,018	(5,505)	637,513
Total shareholders’ equity	794,396	(5,505)	788,891
Total liabilities and shareholders’ equity	$1,293,963	(4,874)	1,289,089

(1)	Previously “cost and estimated earnings on long-term contracts”

(2)	Previously “advance payments on long-term contracts” and “current portion of deferred revenue”

	Three Months Ended March 31, 2019
(In thousands, except per share amounts)	As Reported	Effect of the adoption of ASC 606	Under Prior Accounting
Consolidated Statements of Operations
Net sales	$193,949	$(2,879)	$191,070
Cost of sales	121,946	(3,719)	118,227
Total costs and expenses	172,594	(3,719)	168,875
Earnings before income tax	21,355	839	22,194
Income tax expense (benefit)	2,558	117	2,675
Net earnings	18,797	723	19,520
Earnings per share:
Basic:
Net earnings	$0.73	$0.02	$0.75
Diluted:
Net earnings	$0.72	$0.03	$0.75
Consolidated Statements of Comprehensive Income
Net earnings	$18,797	$723	$19,520
Comprehensive income	19,600	723	20,323

	Six Months Ended March 31, 2019
(In thousands, except per share amounts)	As Reported	Effect of the adoption of ASC 606	Under Prior Accounting
Consolidated Statements of Operations
Net sales	$376,546	$(5,779)	$370,767
Cost of sales	240,854	(6,981)	233,873
Total costs and expenses	331,934	(6,981)	324,953
Earnings before income tax	44,612	1,201	45,813
Income tax expense (benefit)	8,498	228	8,726
Net earnings	36,114	973	37,087
Earnings per share:
Basic:
Net earnings	$1.39	$0.04	$1.43
Diluted:
Net earnings	$1.38	$0.04	$1.42
Consolidated Statements of Comprehensive Income
Net earnings	$36,114	$973	$37,087
Comprehensive income	32,363	973	33,336
Consolidated Statements of Cash flows
Net earnings	$36,114	$973	$37,087
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in assets and liabilities	$(28,847)	(973)	$(29,820)
Net cash provided by operating activities	16,992	-	16,992

15.	NEW ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the second quarters of 2019 and 2018 represent the three-month periods ended March 31, 2019 and 2018, respectively.

OVERVIEW

In the second quarter of 2019, sales, net earnings and diluted earnings per share were $193.9 million, $18.8 million and $0.72 per share, respectively, compared to $174.8 million, $10.0 million and $0.38 per share, respectively, in the second quarter of 2018. In the first six months of 2019, sales, net earnings and diluted earnings per share were $376.5 million, $36.1 million and $1.38, respectively, compared to $348.3 million, $44.7 million and $1.72 per share, respectively, in the first six months of 2018.

NET SALES

In the second quarter of 2019, net sales of $193.9 million were $19.1 million, or 10.9%, higher than the $174.8 million in the second quarter of 2018. In the first six months of 2019, net sales of $376.5 million were $28.2 million, or 8.1%, higher than the $348.3 million in the first six months of 2018. The increase in net sales in the second quarter of 2019 as compared to the second quarter of 2018 was due to a $13.7 million increase in the Filtration segment, a $2.2 million increase in the USG segment, a $2.1 million increase in the Test segment and a $1.2 million increase in the Technical Packaging segment. The increase in net sales in the first six months of 2019 as compared to the first six months of 2018 was due to a $19.9 million increase in the Filtration segment, a $2.3 million increase in the USG segment, a $5.8 million increase in the Test segment and a $0.3 million increase in the Technical Packaging segment.

-Filtration

In the second quarter of 2019, net sales of $79.5 million were $13.7 million, or 20.8%, higher than the $65.8 million in the second quarter of 2018. In the first six months of 2019, net sales of $145.7 million were $19.9 million, or 15.8%, higher than the $125.8 million in the first six months of 2018. The increase in the second quarter of 2019 compared to the second quarter of 2018 was mainly due to a $4.8 million increase in net sales at Crissair due to higher aerospace shipments, a $3.5 million increase in net sales at PTI due to higher aerospace assembly and element shipments, a $2.3 million increase in net sales at VACCO due to higher shipments of defense spares, a $1.8 million increase in net sales at Mayday due to higher aerospace shipments and a $1.3 million increase in net sales at Westland due to timing of shipments. The increase in the first six months of 2019 compared to the first six months of 2018 was primarily due to an $8.0 million increase in net sales at Crissair due to higher aerospace shipments, a $5.0 million increase in net sales at PTI due to higher aerospace assembly and element shipments, a $3.6 million increase in net sales at Westland due to timing of shipments on government programs and a $3.3 million increase in net sales at Mayday due to higher aerospace shipments.

-Test

In the second quarter of 2019, net sales of $42.9 million were $2.1 million, or 5.1%, higher than the $40.8 million in the second quarter of 2018. In the first six months of 2019, net sales of $84.2 million were $5.9 million, or 7.5%, higher than the $78.3 million in the first six months of 2018. The increase in the second quarter and first six months of 2019 compared to the corresponding periods of 2018 was primarily due to higher sales from the segment’s U.S. operations due to the timing of test and measurement chamber projects.

-Utility Solutions Group (USG)

In the second quarter of 2019, net sales of $48.9 million were $2.2 million, or 4.7%, higher than the $46.7 million in the second quarter of 2018. In the first six months of 2019, net sales of $104.7 million were $2.3 million, or 2.2%, higher than the $102.5 million in the first six months of 2018. The increase in the second quarter and first six months of 2019 compared to the corresponding periods of 2018 was mainly due to the sales contributions from the Vanguard Instruments and Manta product lines and new products and software solutions at Doble.

-Technical Packaging

In the second quarter of 2019, net sales of $22.7 million were $1.2 million, or 5.6%, higher than the $21.5 million in the second quarter of 2018. In the first six months of 2019, net sales of $41.9 million were $0.2 million, or 0.6%, higher than the $41.7 million in the first six months of 2018. The increase in the second quarter and first six months of 2019 compared to the corresponding periods of 2018 was primarily due to the increase in net sales from TEQ due to increased shipments to new customers.

ORDERS AND BACKLOG

Backlog was $436.1 million at March 31, 2019 compared with $382.8 million at September 30, 2018. The Company received new orders totaling $231.7 million in the second quarter of 2019 compared to $187.3 million in the second quarter of 2018. Of the new orders received in the second quarter of 2019, $100.8 million related to Filtration products, $57.6 million related to Test products, $51.0 million related to USG products, and $22.3 million related to Technical Packaging products. Of the new orders received in the second quarter of 2018, $67.8 million related to Filtration products, $48.1 million related to Test products, $52.5 million related to USG products, and $18.9 million related to Technical Packaging products.

The Company received new orders totaling $429.8 million in the first six months of 2019 compared to $387.8 million in the first six months of 2018. Of the new orders received in the first six months of 2019, $184.5 million related to Filtration products, $103.0 million related to Test products, $103.0 million related to USG products, and $39.3 million related to Technical Packaging products. Of the new orders received in the first six months of 2018, $133.2 million related to Filtration products, $106.4 million related to Test products, $110.1 million related to USG products, and $38.1 million related to Technical Packaging products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of 2019 were $41.7 million (21.5% of net sales), compared with $40.7 million (23.3% of net sales) for the second quarter of 2018. For the first six months of 2019, SG&A expenses were $82.7 million (22.0% of net sales) compared to $82.9 million (23.8% of net sales) for the first six months of 2018. The increase in SG&A in the second quarter and first six months of 2019 compared to the corresponding periods of 2018 was mainly due to an increase in the USG segment due to the Company’s recent acquisitions (Manta) and additional sales and marketing expenses to support future revenue growth.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $4.6 million and $9.3 million for the second quarter and first six months of 2019, respectively, compared to $4.6 million and $9.0 million for the corresponding periods of 2018. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the first six months of 2019 compared to the first six months of 2018 was mainly due to an increase in amortization of intangibles related to the Manta acquisition.

OTHER EXPENSES (INCOME), NET

Other expenses, net, was $2.4 million in the second quarter of 2019 compared to $1.5 million in the second quarter of 2018. The principal components in other expenses, net, in the second quarter of 2019 were $1.3 million of restructuring charges related to the closure of Plastique’s headquarters in Tunbridge Wells, UK; the consolidation of VACCO’s aircraft/aerospace business into PTI’s aerospace facility in Oxnard, California; the completion of other restructuring activities begun in 2018; and losses on derivative instruments. The principal components in other expenses, net, in the second quarter of 2018 were $2.1 million of charges primarily related to the USG segment restructuring activities, including the Doble facility consolidations, partially offset by gains on derivative instruments. The restructuring charges mainly related to severance and compensation benefits, professional fees and asset impairment charges related to abandoned assets.

Other income, net, was $4.7 million in the first six months of 2019 compared to other expenses, net, of $1.6 million in the first six months of 2018. The principal component in other income, net, in the first six months of 2019 was a gain of approximately $8 million on the sale of the Doble Watertown, MA building and land, partially offset by certain restructuring activities at Doble, PTI, VACCO and Plastique and losses on derivative instruments. The principal components in other expenses, net, in the first six months of 2018 were $2.1 million of charges related to the USG segment restructuring activities as mentioned above, partially offset by gains on derivative instruments.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT was $23.3 million (12.0% of net sales) for the second quarter of 2019 compared to $15.6 million (8.9% of net sales) for the second quarter of 2018. For the first six months of 2019, EBIT was $48.4 million (12.9% of net sales) compared to $30.6 million (8.8% of net sales) for the first six months of 2018.

The following table presents a reconciliation of EBIT to net earnings.

(In thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Consolidated EBIT	$23,280	15,620	48,427	30,606
Less: Interest expense, net	(1,925)	(2,036)	(3,815)	(4,221)
(Less) Plus: Income tax	(2,558)	(3,590)	(8,498)	18,280
Net earnings	$18,797	9,994	36,114	44,665

-Filtration

EBIT in the second quarter of 2019 was $17.4 million (21.9% of net sales) compared to $11.1 million (16.9% of net sales) in the second quarter of 2018. EBIT in the first six months of 2019 was $28.1 million (19.3% of net sales) compared to $20.8 million (16.5% of net sales) in the first six months of 2018. The increase in EBIT in the second quarter compared to the second quarter of 2018 was mainly due to an increase across all companies within the segment due to the higher sales volumes as mentioned above. The increase in EBIT in the first six months of 2019 compared to the first six months of 2018 was mainly due to an increase at PTI, Crissair, Westland and Mayday due to the higher sales volumes as mentioned above partially offset by a decrease in EBIT at VACCO. EBIT in the second quarter and first six months of 2019 was negatively impacted by restructuring charges incurred related to the consolidation of VACCO’s aircraft/aerospace business into PTI’s aerospace facility in Oxnard, California, ($0.4 million in the second quarter of 2019 and $0.5 million in the first six months of 2019). These charges consisted primarily of severance and compensation benefits.

-Test

EBIT in the second quarter of 2019 was $5.6 million (13.0% of net sales) compared to $5.3 million (13.0% of net sales) in the second quarter of 2018. EBIT in the first six months of 2019 was $8.9 million (10.5% of net sales) compared to $7.9 million (10.1% of net sales) in the first six months of 2018. The increase in EBIT in the second quarter and first six months of 2019 compared to the corresponding prior year periods was primarily due to the increased sales volumes mainly from the segment’s U.S. operations.

-Utility Solutions Group

EBIT in the second quarter of 2019 was $8.8 million (17.9% of net sales) compared to $5.6 million (12.0% of net sales) in the second quarter of 2018. EBIT in the first six months of 2019 was $30.3 million (28.9% of net sales) compared to EBIT of $16.3 million (15.9% of net sales) in the first six months of 2018. The increase in EBIT in the second quarter and first six months of 2019 compared to the corresponding periods of 2018 was mainly due to the gain on sale of the Doble Watertown facility of approximately $8 million in the first quarter of 2019, as well as an increase in EBIT from Morgan Schaffer and Manta product lines partially offset by a decrease in EBIT from NRG due to market softness.

-Technical Packaging

EBIT in the second quarter of 2019 was $1.6 million (7.1% of net sales) compared to $1.9 million (8.8% of net sales) in the second quarter of 2018. EBIT in the first six months of 2019 was $1.7 million (4.1% of net sales) compared to $2.9 million (6.8% of net sales) in the first six months of 2018. The decrease in EBIT in the second quarter and first six months of 2019 compared to the corresponding periods of 2018 was mainly due to the restructuring charges incurred related to the Plastique facility consolidation, ($0.4 million in the second quarter of 2019 and $0.7 million in the first six months of 2019). These charges consisted primarily of severance and compensation benefits and asset impairment charges.

-Corporate

Corporate costs included in EBIT were $10.0 million and $20.5 million in the second quarter and first six months of 2019, respectively, compared to $8.3 million and $17.2 million in the corresponding periods of 2018. The increase in Corporate costs in the second quarter and first six months of 2019 compared to the corresponding periods of 2018 was primarily due to higher professional fees and timing of other Corporate costs recorded in the first six months of 2019.

INTEREST EXPENSE, NET

Interest expense was $1.9 million and $3.8 million in the second quarter and first six months of 2019, respectively, and $2.0 million and $4.2 million in the corresponding periods of 2018. The decrease in interest expense in the first six months of 2019 compared to the first six months of 2018 was mainly due to lower average outstanding borrowings ($215 million compared to $264 million).

INCOME TAX EXPENSE

The second quarter 2019 effective income tax rate was 12.0% compared to 26.4% in the second quarter of 2018. The income tax expense for the first six months of 2019 was $8.5 million compared to income tax benefit of $18.3 million for the first six months of 2018. The effective income tax rate for the first six months of 2019 was 19.0% compared to (69.3%) for the first six months of 2018. The income tax expense in the second quarter and first six months of 2019 was favorably impacted by tax planning strategies to increase foreign tax credits claimed retrospectively. The Company reduced the valuation allowance for excess foreign tax credits by $2.3 million and recorded an amended return receivable of $0.2 million which favorably impacted the second quarter and year-to-date effective tax rate by 12.1% and 5.8%, respectively.

H.R. 1, Tax Cuts and Jobs Act (“TCJA”), was signed into law on December 22, 2017. The total impact of the TCJA in the second quarter and first six months of 2018 was a net expense of $0.7 million and a net benefit of $24.4 million, respectively. The impacts were as follows: First, the Company’s 2018 federal statutory rate dropped from 35.0% to 24.5% which required an adjustment to the value of its deferred tax assets and liabilities. This adjustment ($30.3 million provisional amount recorded in Q1) favorably impacted the year-to-date 2018 effective tax rate by 114.9%. Second, the TCJA subjected the Company’s cumulative foreign earnings to federal income tax ($3.6 million provisional amount of which $2.9 million was recorded in the first quarter of 2018 and $0.7 million was recorded in the second quarter of 2018) which unfavorably impacted the second quarter and year-to-date 2018 effective tax rate by 4.9% and 13.6%, respectively.

In the first quarter of 2018, the Company recorded a $2.3 million provisional estimate of the income tax effects of the future repatriation of the cumulative earnings of its foreign subsidiaries which unfavorably impacted the year-to-date effective tax rate by 8.9%. An additional $7.5 million pension contribution for the 2017 plan year was approved during the second quarter of 2018 increasing the value of the deferred tax liability by $1.0 million. This favorable adjustment, net of the $0.3 million unfavorable impact to the 2017 Domestic Production Deduction, favorably impacted the second quarter and year-to-date effective tax rate by 5.8% and 3.0%, respectively. The income tax expense in the second quarter and first six months of 2018 was also unfavorably impacted by the cancellation of debt income triggered by the dissolution of a foreign subsidiary increasing the second quarter and year-to-date effective tax rate by 1.5% and 0.8%, respectively.

Provisions under the TCJA that became effective for the Company in the current fiscal year include a further reduction in the U.S. statutory rate to 21%, a new minimum tax on global intangible low-taxed income (“GILTI”), the benefit of the deduction for foreign-derived intangible income (“FDII”), and changes to IRC Section 162(m) related to the deductibility of executive compensation.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $234.0 million at March 31, 2019 from $195.5 million at September 30, 2018. Inventories decreased by $10.9 million during this period mainly due to a $12.9 million decrease within the Filtration segment resulting primarily from the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). Contract assets increased $47.5 million in the first six months of 2019 mainly due to the adoption of ASC 606 within the Filtration segment.

Net cash provided by operating activities was $17.0 million and $33.5 million in the first six months of 2019 and 2018, respectively. The decrease in net cash provided by operating activities in the first six months of 2019 as compared to the first six months of 2018 was due to higher working capital requirements.

Capital expenditures were $17.4 million and $10.1 million in the first six months of 2019 and 2018, respectively. The increase in the first six months of 2019 was mainly due to a $7.1 million facility expansion at TEQ. In addition, the Company incurred expenditures for capitalized software of $4.5 million and $4.6 million in the first six months of 2019 and 2018, respectively.

Credit Facility

At March 31, 2019, the Company had approximately $207.0 million available to borrow under its bank credit facility, a $250 million increase option, and $35.0 million cash on hand. At March 31, 2019, the Company had $217.0 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $8.3 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

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

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 17, 2018 to stockholders of record as of October 3, 2018. A dividend of $0.08 per share, totaling $2.1 million, was paid on January 18, 2019 to stockholders of record as of January 3, 2019. Subsequent to March 31, 2019, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on April 18, 2019 to stockholders of record as of April 3, 2019.

OUTLOOK

As a result of the Company’s year-to-date performance and its improved outlook for the remainder of the year, Management is raising its 2019 Adjusted EPS guidance to $3.05 to $3.10 per share from its earlier expectations of $2.95 to $3.05 per share. Management is excluding the following expected adjustments to 2019 GAAP EPS: A pre-tax gain from the October 2018 sale of Doble’s headquarters building in Watertown, Massachusetts; and pre-tax costs related to the relocation of Doble’s headquarters, the closure of Plastique’s headquarters in Tunbridge Wells, UK and the consolidation of its product design and administrative functions into its facilities in Nottingham, UK and Poznan, Poland; the consolidation of VACCO’s aircraft/aerospace business into PTI’s aerospace facility in Oxnard, California; and the completion of other restructuring activities begun in 2018. Management expects the 2019 third quarter Adjusted EPS to be in the range of $0.75 to $0.80.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. In 2018, the Company entered into three interest rate swaps with a notional amount of $150 million to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. In addition, the Company’s Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. All derivative instruments are reported on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the respective derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. The interest rate swaps entered into during 2018 were not designated as cash flow hedges and, therefore, the gain or loss on the derivative is reflected in earnings each period. There has been no material change to the Company’s market risks since September 30, 2018. See Note 12 to the Consolidated Financial Statements in Item 1 of this Report for a summary of the Company’s outstanding derivative financial instruments as of March 31, 2019. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for further discussion about market risk.

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

As previously disclosed in Part II Item 9A in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, management concluded there was a material weakness in the Company’s internal control over financial reporting related to the ineffective design and operation of controls impacting the deferred revenue general ledger account. Remedial actions have been identified to address these controls, including enhancing our policies and procedures related to the deferred revenue reconciliation and review, and providing additional training to our segment finance department. These new procedures are in the process of being implemented but have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated as of March 31, 2019.

Other than the above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.2 to Form 8-K filed February 7, 2018

4.1	Specimen revised Common Stock Certificate	Exhibit 4.1 to Form 10-Q for the fiscal quarter ended March 31, 2010

4.2	Amended and Restated Credit Agreement dated as of December 21, 2015 among the Registrant, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent, and Bank of America, N.A., BMO Harris Bank, N.A., SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents	Exhibit 4.1 to Form 8-K filed December 23, 2015

4.3	Amendment No. 1 to December 21, 2015 Credit Agreement, effective September 30, 2016	Exhibit 4.4 to Form 10-K for the fiscal year ended September 30, 2016

4.4	Amendment No. 2 to December 21, 2015 Credit Agreement, effective May 15, 2017	Exhibit 4.4 to Form 10-Q for the fiscal quarter ended June 30, 2017

31.1	Certification of Chief Executive Officer relating to Form 10-Q for period ended March 31, 2019	Filed herewith

31.2	Certification of Chief Financial Officer relating to Form 10-Q for period ended March 31, 2019	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10-Q for period ended March 31, 2019	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

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

Dated: May 9, 2019