Form 10-Q
period 2019-06-30
ESCO TECHNOLOGIES INC
filed 2019-08-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Missouri	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A Clayton Road
St. Louis, Missouri	63124-1186
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at July 31, 2019
Common stock, $.01 par value per share	25,981,313

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2019	2018

Net sales	$199,766	192,223
Costs and expenses:
Cost of sales	122,172	122,805
Selling, general and administrative expenses	43,400	39,910
Amortization of intangible assets	4,693	4,605
Interest expense, net	1,973	2,243
Other expenses (income), net	2,636	(656)
Total costs and expenses	174,874	168,907

Earnings before income taxes	24,892	23,316
Income tax expense	4,825	4,297
Net earnings	$20,067	19,019

Earnings per share:
Basic - Net earnings	$0.77	0.73

Diluted - Net earnings	$0.77	0.73

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended
	June 30,
	2019	2018

Net sales	$576,312	540,496
Costs and expenses:
Cost of sales	363,026	346,911
Selling, general and administrative expenses	126,066	122,813
Amortization of intangible assets	13,965	13,615
Interest expense, net	5,788	6,464
Other (income) expenses, net	(2,037)	992
Total costs and expenses	506,808	490,795

Earnings before income taxes	69,504	49,701
Income tax expense (benefit)	13,323	(13,983)
Net earnings	$56,181	63,684

Earnings per share:
Basic - Net earnings	$2.17	2.46

Diluted - Net earnings	$2.15	2.45

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net earnings	$20,067	19,019	56,181	63,684
Other comprehensive income net of tax:
Foreign currency translation adjustments	1,839	(6,865)	(2,013)	(2,740)
Net unrealized (loss) gain on derivative instruments	(7)	(62)	94	93
Total other comprehensive income (loss), net of tax	1,832	(6,927)	(1,919)	(2,647)
Comprehensive income	$21,899	12,092	54,262	61,037

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30,	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$38,956	30,477
Accounts receivable, net	168,675	163,740
Contract assets	99,499	53,034
Inventories	126,816	135,416
Other current assets	16,260	13,356
Total current assets	450,206	396,023
Property, plant and equipment, net of accumulated depreciation of $125,747 and $115,728, respectively	151,545	134,954
Intangible assets, net of accumulated amortization of $106,239 and $92,274, respectively	336,625	345,353
Goodwill	381,683	381,652
Other assets	6,036	7,140
Total assets	$1,326,095	1,265,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$20,921	20,000
Accounts payable	59,329	63,033
Contract liabilities	53,758	49,035
Accrued salaries	29,914	29,379
Accrued other expenses	35,814	39,083
Total current liabilities	199,736	200,530
Pension obligations	14,610	16,286
Deferred tax liabilities	66,286	64,794
Other liabilities	36,656	24,102
Long-term debt	197,000	200,000
Total liabilities	514,288	505,712
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,596,940 and 30,534,786 shares, respectively	306	305
Additional paid-in capital	291,204	291,190
Retained earnings	661,003	606,837
Accumulated other comprehensive loss, net of tax	(33,447)	(31,528)
	919,066	866,804
Less treasury stock, at cost: 4,615,627 and 4,623,958 common shares, respectively	(107,259)	(107,394)
Total shareholders’ equity	811,807	759,410
Total liabilities and shareholders’ equity	$1,326,095	1,265,122

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$56,181	63,684
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,763	28,350
Stock compensation expense	3,878	3,864
Changes in assets and liabilities	(41,851)	(9,454)
Change in property, plant and equipment due to gain on sale of building	(8,922)	—
Effect of deferred taxes	1,492	(23,086)
Pension contributions	(2,500)	(9,414)
Net cash provided by operating activities	37,041	53,944

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(937)	(11,445)
Additions to capitalized software	(6,207)	(7,118)
Capital expenditures	(26,457)	(15,539)
Proceeds from sale of building and land	17,201	—
Net cash used by investing activities	(16,400)	(34,102)

Cash flows from financing activities:
Proceeds from long-term debt	32,921	53,000
Principal payments on long-term debt	(35,000)	(66,000)
Dividends paid	(6,223)	(6,205)
Other	(3,234)	(2,886)
Net cash used by financing activities	(11,536)	(22,091)
Effect of exchange rate changes on cash and cash equivalents	(626)	(8)
Net increase (decrease) in cash and cash equivalents	8,479	(2,257)
Cash and cash equivalents, beginning of period	30,477	45,516
Cash and cash equivalents, end of period	$38,956	43,259

Supplemental cash flow information:
Interest paid	$5,556	6,333
Income taxes paid (including state and foreign)	18,513	4,343

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

The Company’s results for the three and nine-month periods ended June 30, 2019 are not necessarily indicative of the results for the entire 2019 fiscal year. References to the third quarters of 2019 and 2018 represent the fiscal quarters ended June 30, 2019 and 2018, respectively.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES UPDATE

Our significant accounting policies are included in Note 1 of our Annual Report on Form 10-K for the year ended September 30, 2018. On October 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). Significant changes to our policies resulting from the adoption are provided below. We adopted ASC 606 using the modified retrospective transition method applied to contracts that were not substantially complete at the end of fiscal year 2018. We recorded a $4.2 million adjustment to increase retained earnings to reflect the cumulative impact of adopting this standard at the beginning of fiscal year 2019, primarily related to certain long-term contracts our Filtration and Technical Packaging segments have that converted to the cost-to-cost method for revenue recognition. The comparative information has not been restated and is reported under the accounting standards in effect for those periods. A reconciliation of the financial statement line items impacted for the three and nine months ended June 30, 2019 under ASC 606 to the prior accounting standards is provided in Note 14.

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

Total contract cost is estimated utilizing current contract specifications and expected engineering requirements. Contract costs typically are incurred over a period of several months to one or more years, and the estimation of these costs requires judgment. Our cost estimation process is based on the professional knowledge and experience of engineers and program managers along with finance professionals. We review and update our projections of costs quarterly or more frequently when circumstances significantly change.

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

Approximately 75% of the segment’s revenues (approximately 17% of consolidated revenues) are recorded over time as the product does not have an alternative use and the Company has an enforceable right to payment for costs incurred plus a reasonable margin. Products accounted for under this guidance include the construction and installation of test chambers to a buyer’s specifications that provide its customers with the ability to measure and contain magnetic, electromagnetic and acoustic energy. The goods and services related to each installed test chamber are not distinct due to the significant amount of integration provided and each installed chamber is accounted for as a single performance obligation. Selecting the method to measure progress towards completion for these contracts requires judgment and is based on the nature of the products and service to be provided. We use milestones to measure progress for our Test segment contracts because it best depicts the transfer of control to the customer that occurs as we incur costs on our contracts. For arrangements that are accounted for under this guidance, the Company estimates profit as the difference between total revenue and total estimated cost of a contract and recognizes these revenues and costs based primarily on contract milestones. The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration as applicable.

Total contract cost is estimated utilizing current contract specifications and expected engineering requirements. Contract costs typically are incurred over a period of several months to a year, and the estimation of these costs requires judgment. Our cost estimation process is based on the professional knowledge and experience of engineers and program managers along with finance professionals. We review and update our projections of costs quarterly or more frequently when circumstances significantly change.

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

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Weighted Average Shares Outstanding - Basic	25,971	25,900	25,935	25,862
Dilutive Options and Restricted Shares	138	150	155	180

Adjusted Shares - Diluted	26,109	26,050	26,090	26,042

4.    SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Compensation expense related to the restricted share awards was $1.0 million and $3.1 million for the three and nine-month periods ended June 30, 2019, respectively, and $0.9 million and $3.1 million for the corresponding periods of 2018. There were 280,504 non-vested shares outstanding as of June 30, 2019.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.8 million for the three and nine-month periods ended June 30, 2019, respectively, and $0.3 million and $0.8 million for the corresponding periods of 2018.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.3 million and $3.9 million for the three and nine-month periods ended June 30, 2019, respectively, and $1.2 million and $3.9 million for the three and nine-month periods ended June 30, 2018. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.2 million and $0.8 million for the three and nine-month periods ended June 30, 2019, respectively, and $0.2 million and $0.9 million for the three and nine-month periods ended June 30, 2018, respectively. As of June 30, 2019, there was $10.7 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 2.1 years.

5.    INVENTORIES

Inventories consist of the following:

	June 30,	September 30,
(In thousands)	2019	2018

Finished goods	$18,583	26,678
Work in process	42,678	47,765
Raw materials	65,555	60,973
Total inventories	$126,816	135,416

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at June 30, 2019 and September 30, 2018 are the following intangible assets gross carrying amounts and accumulated amortization:

	June 30,	September 30,
(Dollars in thousands)	2019	2018
Goodwill	$381,683	381,652

Intangible assets with determinable lives:
Patents
Gross carrying amount	$1,880	1,833
Less: accumulated amortization	873	791
Net	$1,007	1,042

Capitalized software
Gross carrying amount	$77,502	71,294
Less: accumulated amortization	47,206	41,624
Net	$30,296	29,670

Customer relationships
Gross carrying amount	$185,135	185,333
Less: accumulated amortization	55,641	47,802
Net	$129,494	137,531

Other
Gross carrying amount	$5,382	5,468
Less: accumulated amortization	2,518	2,056
Net	$2,864	3,412
Intangible assets with indefinite lives:
Trade names	$172,964	173,698

The changes in the carrying amount of goodwill attributable to each business segment for the nine months ended June 30, 2019 is as follows:

(Dollars in millions)	USG	Test	Filtration	Packaging	Total
Balance as of September 30, 2018	254.1	34.1	73.7	19.8	381.7
Foreign currency translation	0.2	—	—	(0.2)	—
Balance as of June 30, 2019	$254.3	34.1	73.7	19.6	381.7

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

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(In thousands)	2019	2018	2019	2018
NET SALES
Filtration	$83,067	69,721	228,769	195,531
Test	42,298	45,034	126,459	123,368
USG	52,894	55,489	157,639	157,942
Technical Packaging	21,507	21,979	63,445	63,655
Consolidated totals	$199,766	192,223	576,312	540,496

EBIT
Filtration	$19,039	14,292	47,092	35,056
Test	5,927	5,902	14,791	13,797
USG	10,148	11,528	40,461	27,805
Technical Packaging	1,625	2,505	3,333	5,355
Corporate (loss)	(9,874)	(8,668)	(30,385)	(25,848)
Consolidated EBIT	26,865	25,559	75,292	56,165
Less: Interest expense	(1,973)	(2,243)	(5,788)	(6,464)
Earnings before income taxes	$24,892	23,316	69,504	49,701

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

8.    DEBT

The Company’s debt is summarized as follows:

	June 30,	September 30,
(In thousands)	2019	2018
Total borrowings	$217,921	220,000
Short-term borrowings and current portion of long-term debt	(20,921)	(20,000)
Total long-term debt, less current portion	$197,000	200,000

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

At June 30, 2019, the Company had approximately $225 million available to borrow under the Credit Facility, and a $250 million increase option, in addition to $39.0 million cash on hand. At June 30, 2019, the Company had $217.0 million of outstanding borrowings under the Credit Facility, and $0.9 million of short-term borrowing in addition to outstanding letters of credit of $7.2 million. The Company classified $20.9 million as the current portion of long-term debt as of June 30, 2019, as the Company intends to repay this amount within the next twelve month period; however, the Company has no contractual obligation to repay such amount during the next twelve month period.

The Credit Facility requires, as determined by certain financial ratios, a facility fee ranging from 12.5 to 27.5 basis points per year on the unused portion. The terms of the facility provide that interest on borrowings may be calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election. The facility is secured by the unlimited guaranty of the Company’s material domestic subsidiaries and a 65% pledge of the material foreign subsidiaries’ share equity. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 3.21% and 3.22% for the three and nine-month periods ending June 30, 2019, respectively, and 3.17% and 2.97% for the corresponding periods of 2018. At June 30, 2019, the Company was in compliance with all debt covenants.

9.    INCOME TAX EXPENSE

The third quarter 2019 effective income tax rate was 19.4% compared to 18.4% in the third quarter of 2018. The income tax expense for the first nine months of 2019 was $13.3 million compared to income tax benefit of $14.0 million for the first nine months of 2018. The effective income tax rate for the first nine months of 2019 was 19.2% compared to (28.1)% for the first nine months of 2018.

The income tax expense in the third quarter and first nine months of 2019 was favorably impacted by tax planning strategies to increase foreign tax credits claimed retrospectively. The Company reduced the valuation allowance for excess foreign tax credits by $2.4 million ($2.3 million in the second quarter of 2019 and $0.1 million in third quarter of 2019) and recorded an amended return benefit of $0.3 million ($0.2 million in the second quarter of 2019 and $0.1 million in the third quarter of 2019) which favorably impacted the third quarter and year-to-date effective tax rate by 1.0% and 4.1%, respectively. Income tax expense in the third quarter of 2019 and first nine months of 2019 was also favorably impacted by additional tax benefits on share-based compensation that vested during the quarter decreasing the effective tax rate by 1.8% and 0.7%, respectively. A non-automatic accounting method change filed with the 2018 tax return was approved by the Internal Revenue Service during the third quarter of 2019 and favorably impacted the third quarter and year-to-date effective tax rate by 1.0% and 0.4%, respectively.

H.R. 1, Tax Cuts and Jobs Act (“TCJA”), was signed into law on December 22, 2017. The total impact of the TCJA in the third quarter and first nine months of 2018 was a net expense of $0.1 million and a net benefit of $24.3 million, respectively. The impacts were as follows: First, the Company’s 2018 federal statutory rate dropped from 35.0% to 24.5% which required an adjustment to the value of its deferred tax assets and liabilities. This adjustment ($30.3 million provisional amount recorded in the first quarter of 2018 and $0.4 million provisional amount in the third quarter of 2018) favorably impacted the third quarter and year-to-date effective tax rate by 1.5% and 61.7%, respectively. Second, the TCJA subjected the Company’s cumulative foreign earnings to deferral income tax ($4.1 million provisional amount of which $2.9 million was recorded in the first quarter of 2018, $0.7 million was recorded in the third quarter of 2018 and $0.5 million in the third quarter of 2019) which unfavorably impacted the third quarter and year-to-date effective tax rate by 2.1% and 8.2%, respectively.

In the first quarter of 2018, the Company recorded a $2.3 million provisional estimate of the income tax effects of the future repatriation of the cumulative earnings of its foreign subsidiaries which unfavorably impacted the year-to-date effective tax rate by 4.7%. An additional $7.5 million pension contribution for the 2017 plan year was approved during the second quarter of 2018 increasing the value of the deferred tax liability by $1.0 million. This favorable adjustment, net of the $0.3 million unfavorable impact to the 2017 Domestic Production Deduction, favorably impacted the year-to-date effective tax rate by 1.6%. An accounting method change was filed with the 2017 tax return which resulted in an additional deferred tax liability to be adjusted as a result of the TCJA. A favorable adjustment, net of the $0.3 million unfavorable impact to the 2018 Domestic Production deduction, favorably impacted the third quarter and year-to-date effective tax rate by 2.9% and 1.4%, respectively. The income tax expense in the third quarter and first nine months of 2018 was favorably impacted by return to provision true-ups decreasing the third quarter and year-to-date effective tax rate by 1.4% and 0.7%, respectively. Income tax expense in the third quarter and first nine months of 2018 was also favorably impacted by additional tax benefits on share-based compensation that vested during the quarter decreasing the effective tax rate by 1.9% and 0.9%, respectively.

Provisions under the TCJA that became effective for the Company in the current fiscal year include a further reduction in the U.S. statutory rate to 21%, a new minimum tax on global intangible low-taxed income (“GILTI”), the benefit of the deduction for foreign-derived intangible income (“FDII”), and changes to IRC Section 162(m) related to the deductibility of executive compensation.

10.  SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first nine months of 2019 and 2018 is shown below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2019	2018	2019

Common stock
Beginning balance	305	305	305	305
Stock plans	—	1	—	1
Ending balance	305	306	305	306

Additional paid-in-capital
Beginning balance	292,404	293,612	289,785	291,190
Stock plans	(2,298)	(2,408)	321	14
Ending balance	290,106	291,204	290,106	291,204

Retained earnings
Beginning balance	557,249	643,018	516,718	606,836
Net earnings common stockholders	19,019	20,067	63,684	56,181
Dividends paid	(2,076)	(2,082)	(6,210)	(6,227)
Adoption of accounting standards updates	—	—	—	4,213
Ending balance	574,192	661,003	574,192	661,003

Accumulated other comprehensive income (loss)
Beginning balance	(23,028)	(35,280)	(27,308)	(31,528)
Foreign currency translation	(6,865)	1,840	(2,801)	(2,013)
Pension	—	—	61	—
Forward exchange contracts	(62)	(7)	93	94
Ending balance	(29,955)	(33,447)	(29,955)	(33,447)

Treasury stock
Beginning balance	(107,394)	(107,259)	(107,582)	(107,394)
Issued under stock plans	—	—	188	135
Ending balance	(107,394)	(107,259)	(107,394)	(107,259)

Total equity	727,254	811,807	727,254	811,807

11.  RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and nine-month periods ended June 30, 2019 and 2018 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(In thousands)	2019	2018	2019	2018
Defined benefit plans
Interest cost	$875	821	2,626	2,461
Expected return on assets	(1,086)	(975)	(3,259)	(2,924)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	487	548	1,461	1,644
Net periodic benefit cost	$276	394	828	1,181

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

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type as of June 30, 2019:

		Fair
	Notional	Value		Float	Fix
(In thousands)	amount	(US$)		Rate	Rate
Forward contracts	6,000	USD	(4)
Interest rate swap	150,000	USD	6	2.38%	2.09%
Interest rate swap *	150,000	USD	(1,041)	N/A	2.24%

*This swap represents a forward contract and will be effective in November 2019.

13.  FAIR VALUE MEASUREMENTS

The accounting guidance establishes a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2019 and September 30, 2018 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, debt and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of June 30, 2019:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Forward contracts	$—	(1,039)	$—	(1,039)

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and nine-month periods ended June 30, 2019.

14.  REVENUES

Disaggregation of Revenues

Our revenues by customer type, geographic location, and revenue recognition method for the three and nine-month periods ended June 30, 2019 are presented in the table below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The table below also includes a reconciliation of the disaggregated revenue within our reportable segments.

Three Months Ended June 30, 2019				Technical
(In thousands)	Filtration	Test	USG	Packaging	Total
Customer type:
Commercial	$47,482	$37,980	$52,065	$21,507	$159,034
Government	35,585	4,318	829	—	40,732
Total revenues	$83,067	$42,298	$52,894	$21,507	$199,766

Geographic location:
United States	$69,872	$26,923	$38,414	$11,559	$146,268
International	13,195	15,375	14,480	9,948	53,498
Total revenues	$83,067	$42,298	$52,894	$21,507	$199,766

Revenue recognition method:
Point in time	$41,633	$6,485	$40,968	$—	$89,092
Over time	41,434	35,813	11,926	21,507	110,674
Total revenues	$83,067	$42,298	$52,894	$21,507	$199,766

Nine Months Ended June 30, 2019				Technical
(In thousands)	Filtration	Test	USG	Packaging	Total
Customer type:
Commercial	$131,112	$111,577	$154,240	$63,251	$460,180
Government	97,657	14,882	3,399	194	116,132
Total revenues	$228,769	$126,459	$157,639	$63,445	$576,312

Geographic location:
United States	$190,701	$82,072	$112,289	$32,865	$417,927
International	38,068	44,387	45,350	30,580	158,385

Total revenues	$228,769	$126,459	$157,639	$63,445	$576,312

Revenue recognition method:
Point in time	$115,852	$29,092	$122,075	$-	$267,021
Over time	112,917	97,367	35,564	63,445	309,291
Total revenues	$228,769	$126,459	$157,639	$63,445	$576,312

Remaining Performance Obligations

Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At June 30, 2019, we had $432.5 million in remaining performance obligations of which we expect to recognize revenues of 83% in the next twelve months.

Contract assets and liabilities

Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At June 30, 2019, contract assets and liabilities totaled $99.5 million and $53.8 million, respectively. Upon adoption of ASC 606 on October 1, 2018, contract assets and liabilities related to our contracts with customers were $87 million and $51 million, respectively. During the first nine months of 2019, we recognized approximately $35 million in revenues that were included in the contract liabilities balance at the adoption date.

Reconciliation of ASC 606 to Prior Accounting Standards

The amount by which each financial statement line item is affected in 2019 as a result of applying the new accounting standard as discussed in Note 2 is presented below:

	June 30, 2019
		Effect of the
		adoption of	Under Prior
(In thousands)	As Reported	ASC 606	Accounting
Consolidated Balance Sheets
Contract assets (1)	$99,499	$(43,576)	$55,923
Inventories	126,816	36,089	162,905
Total current assets	450,206	(7,487)	442,719
Total assets	1,326,095	(7,487)	1,318,608
Contract liabilities (2)	53,758	4,549	58,307
Total current liabilities	199,736	4,549	204,285
Deferred tax liabilities	66,286	(1,678)	64,608
Total liabilities	514,288	2,871	517,159
Retained earnings	661,003	(10,358)	650,645
Total shareholders’ equity	811,807	(10,358)	801,449
Total liabilities and shareholders’ equity	$1,326,095	(7,487)	1,318,608
(1)	Previously “cost and estimated earnings on long-term contracts”
(2)	Previously “advance payments on long-term contracts” and “current portion of deferred revenue”

	Three Months Ended
	June 30, 2019
		Effect of the
		adoption of	Under Prior
(In thousands, except per share amounts)	As Reported	ASC 606	Accounting
Consolidated Statements of Operations
Net sales	$199,766	$(4,008)	$195,758
Cost of sales	122,172	(1,380)	120,792
Total costs and expenses	174,874	(1,380)	173,494
Earnings before income tax	24,892	(2,628)	22,264
Income tax expense (benefit)	4,825	(399)	4,426
Net earnings	20,067	(2,229)	17,838
Earnings per share:
Basic:
Net earnings	$0.77	$(0.08)	$0.69
Diluted:
Net earnings	$0.77	$(0.08)	$0.69
Consolidated Statements of Comprehensive Income
Net earnings	$20,067	$(2,229)	$17,838
Comprehensive income	21,899	(2,229)	19,670

	Nine Months Ended
	June 30, 2019
		Effect of the
		adoption of	Under Prior
(In thousands, except per share amounts)	As Reported	ASC 606	Accounting
Consolidated Statements of Operations
Net sales	$576,312	$(9,787)	$566,525
Cost of sales	363,026	(8,360)	354,666
Total costs and expenses	506,808	(8,360)	498,448
Earnings before income tax	69,504	(1,427)	68,077
Income tax expense (benefit)	13,323	(171)	13,152
Net earnings	56,181	(1,256)	54,925
Earnings per share:
Basic:
Net earnings	$2.17	$(0.05)	$2.12
Diluted:
Net earnings	$2.15	$(0.04)	$2.11
Consolidated Statements of Comprehensive Income
Net earnings	$56,181	$(1,256)	$54,925
Comprehensive income	54,262	(1,256)	53,006
Consolidated Statements of Cash flows
Net earnings	$56,181	$(1,256)	$54,925
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in assets and liabilities	$(41,851)	1,256	$(40,595)
Net cash provided by operating activities	37,041	—	37,041

15.  NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU No. 2016-062, “Leases” (ASU 2016-02) which supersedes ASC 840, “Leases” and creates a new topic, ASC 842 “Leases.” Subsequent to the issuance of ASU 2016-02, ASC 842 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. These updates require lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. Upon initial application, the provisions of these updates are required to be applied using the modified retrospective method which requires retrospective adoption to each prior reporting period presented with the cumulative effect of adoption recorded to the earliest reporting period presented. An optional transition method can be utilized which requires retrospective adoption beginning on the date of adoption with the cumulative effect of initially applying these updates recognized at the date of initial adoption. These updates also expand the required quantitative and qualitative disclosures surrounding leases. These updates are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. We expect to adopt these updates on October 1, 2019 using the optional transition method. We continue to evaluate the impact these updates will have on our consolidated financial statements. Based upon the analysis and preliminary evaluation of the standard, we estimate the adoption will result in the addition of assets and liabilities of less than $30 million to our consolidated balance sheet, with no significant change to our consolidated statements of operations or cash flows. We believe the updates will also have an impact on our accounting policies, internal controls and disclosures related to leases.

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

16.  SUBSEQUENT EVENT

On July 2, 2019, the Company acquired Globe Composite Solutions, LLC (Globe), a supplier of mission-critical composite-based products and solutions for navy, defense, and industrial customers. Globe’s operating results from date of acquisition will be included in the Company’s Filtration segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the third quarters of 2019 and 2018 represent the three-month periods ended June 30, 2019 and 2018, respectively.

OVERVIEW

In the third quarter of 2019, sales, net earnings and diluted earnings per share were $199.8 million, $20.1 million and $0.77 per share, respectively, compared to $192.2 million, $19.0 million and $0.73 per share, respectively, in the third quarter of 2018. In the first nine months of 2019, sales, net earnings and diluted earnings per share were $576.3 million, $56.2 million and $2.15, respectively, compared to $540.5 million, $63.7 million and $2.45 per share, respectively, in the first nine months of 2018.

NET SALES

In the third quarter of 2019, net sales of $199.8 million were $7.6 million, or 4.0%, higher than the $192.2 million in the third quarter of 2018. In the first nine months of 2019, net sales of $576.3 million were $35.8 million, or 6.6%, higher than the $540.5 million in the first nine months of 2018. The increase in net sales in the third quarter of 2019 as compared to the third quarter of 2018 was due to a $13.4 million increase in the Filtration segment, partially offset by a $2.7 million decrease in the Test segment, a $2.6 million decrease in the USG segment and a $0.5 million decrease in the Technical Packaging segment. The increase in net sales in the first nine months of 2019 as compared to the first nine months of 2018 was due to a $33.3 million increase in the Filtration segment, and a $3.1 million increase in the Test segment, partially offset by a $0.3 million decrease in the USG segment and a $0.2 million decrease in the Technical Packaging segment.

-Filtration

In the third quarter of 2019, net sales of $83.1 million were $13.4 million, or 19.2%, higher than the $69.7 million in the third quarter of 2018. In the first nine months of 2019, net sales of $228.8 million were $33.3 million, or 17.0%, higher than the $195.5 million in the first nine months of 2018. The increase in the third quarter of 2019 compared to the third quarter of 2018 was mainly due to a $6.7 million increase in net sales at PTI due to higher aerospace assembly and element shipments, a $3.3 million increase in net sales at VACCO due to higher shipments of space products and defense spares, a $2.2 million increase in net sales at Crissair due to higher aerospace shipments, and a $1.5 million increase in net sales at Mayday due to higher aerospace shipments, partially offset by a $0.3 million decrease in net sales at Westland due to timing of shipments. The increase in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to an a $11.7 million increase in net sales at PTI due to higher aerospace assembly and element shipments, $10.2 million increase in net sales at Crissair due to higher aerospace shipments, a $4.9 million increase in net sales at Mayday due to higher aerospace shipments $3.3 million increase in net sales at Westland due to timing of shipments on government programs and a $3.2 million increase in net sales at VACCO due to higher shipments of defense spares.

-Test

In the third quarter of 2019, net sales of $42.3 million were $2.7 million, or 6.0%, lower than the $45.0 million in the third quarter of 2018. In the first nine months of 2019, net sales of $126.5 million were $3.1 million, or 2.5%, higher than the $123.4 million in the first nine months of 2018. The decrease in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to lower sales from the segment’s U.S. operations due to timing of test and measurement chamber projects. The increase in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to higher sales from the segment’s Asian and U.S. operations due to the timing of test and measurement chamber projects.

-Utility Solutions Group (USG)

In the third quarter of 2019, net sales of $52.9 million were $2.6 million, or 4.7%, lower than the $55.5 million in the third quarter of 2018. In the first nine months of 2019, net sales of $157.6 million were $0.3 million lower than the $157.9 million in the first nine months of 2018. The decrease in the third quarter and first nine months of 2019 compared to the corresponding periods of 2018 was mainly due to lower sales at NRG due to continued softness in the renewable energy market.

-Technical Packaging

In the third quarter of 2019, net sales of $21.5 million were $0.5 million, or 2.3%, lower than the $22.0 million in the third quarter of 2018. In the first nine months of 2019, net sales of $63.4 million were $0.3 million lower than the $63.7 million in the first nine months of 2018. The decrease in the third quarter and first nine months of 2019 compared to the corresponding periods of 2018 was primarily due to the decrease in net sales from Plastique due to timing of projects.

ORDERS AND BACKLOG

Backlog was $432.5 million at June 30, 2019 compared with $382.8 million at September 30, 2018. The Company received new orders totaling $196.2 million in the third quarter of 2019 compared to $201.1 million in the third quarter of 2018. Of the new orders received in the third quarter of 2019, $71.2 million related to Filtration products, $44.1 million related to Test products, $55.4 million related to USG products, and $25.4 million related to Technical Packaging products. Of the new orders received in the third quarter of 2018, $85.9 million related to Filtration products, $37.9 million related to Test products, $57.8 million related to USG products, and $19.5 million related to Technical Packaging products.

The Company received new orders totaling $626.0 million in the first nine months of 2019 compared to $588.9 million in the first nine months of 2018. Of the new orders received in the first nine months of 2019, $255.7 million related to Filtration products, $147.1 million related to Test products, $158.5 million related to USG products, and $64.7 million related to Technical Packaging products. Of the new orders received in the first nine months of 2018, $219.1 million related to Filtration products, $144.2 million related to Test products, $168.0 million related to USG products, and $57.6 million related to Technical Packaging products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of 2019 were $43.4 million (21.7% of net sales), compared with $39.9 million (20.8% of net sales) for the third quarter of 2018. For the first nine months of 2019, SG&A expenses were $126.1 million (21.9% of net sales) compared to $122.8 million (22.7% of net sales) for the first nine months of 2018. The increase in SG&A in the third quarter and first nine months of 2019 compared to the corresponding periods of 2018 was mainly due to an increase in the USG segment due to higher sales commissions including additional sales and marketing expenses to support future revenue growth.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $4.7 million and $14.0 million for the third quarter and first nine months of 2019, respectively, compared to $4.6 million and $13.6 million for the corresponding periods of 2018. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the first nine months of 2019 compared to the first nine months of 2018 was mainly due to an increase in amortization of intangibles related to the Manta acquisition.

OTHER EXPENSES (INCOME), NET

Other expenses, net, was $2.6 million in the third quarter of 2019 compared to other income, net, of $0.7 million in the third quarter of 2018. The principal components in other expenses, net, in the third quarter of 2019 were $1.2 million of restructuring charges related to the closure of Plastique’s headquarters in Tunbridge Wells, UK; the consolidation of

VACCO’s aircraft/aerospace business into PTI’s aerospace facility in Oxnard, California; the completion of other restructuring activities begun in 2018; and losses on derivative instruments. The principal component in other income, net, in the third quarter of 2018 was a gain on derivative instruments of $0.5 million.

Other income, net, was $2.0 million in the first nine months of 2019 compared to other expenses, net, of $1.0 million in the first nine months of 2018. The principal component in other income, net, in the first nine months of 2019 was a gain of approximately $8 million on the sale of the Doble Watertown, MA building and land, partially offset by certain restructuring activities at Doble, PTI, VACCO and Plastique and losses on derivative instruments. The principal components in other expenses, net, in the first nine months of 2018 were $2.1 million of charges related to the USG segment restructuring activities as mentioned above, partially offset by gains on derivative instruments.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT was $26.9 million (13.4% of net sales) for the third quarter of 2019 compared to $25.6 million (13.3% of net sales) for the third quarter of 2018. For the first nine months of 2019, EBIT was $75.3 million (13.1% of net sales) compared to $56.2 million (10.4% of net sales) for the first nine months of 2018.

The following table presents a reconciliation of EBIT to net earnings.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Consolidated EBIT	$26,865	25,559	75,292	56,165
Less: Interest expense, net	(1,973)	(2,243)	(5,788)	(6,464)
(Less) Plus: Income tax	(4,825)	(4,297)	(13,323)	13,983
Net earnings	$20,067	19,019	56,181	63,684

-Filtration

EBIT in the third quarter of 2019 was $19.0 million (22.9% of net sales) compared to $14.3 million (20.5% of net sales) in the third quarter of 2018. EBIT in the first nine months of 2019 was $47.1 million (20.6% of net sales) compared to $35.1 million (17.9% of net sales) in the first nine months of 2018. The increase in EBIT in the third quarter and first nine months of 2019 compared to the corresponding periods of 2018 was mainly due to an increase across all companies within the segment due to the higher sales volumes as mentioned above. EBIT in the third quarter and first nine months of 2019 was negatively impacted by restructuring charges incurred related to the consolidation of VACCO’s aircraft/aerospace business into PTI’s aerospace facility in Oxnard, California, ($0.3 million in the third quarter of 2019 and $0.8 million in the first nine months of 2019). These charges consisted primarily of severance and compensation benefits.

-Test

EBIT in the third quarter of 2019 was $5.9 million (14.0% of net sales) compared to $5.9 million (13.1% of net sales) in the third quarter of 2018. EBIT in the first nine months of 2019 was $14.8 million (11.7% of net sales) compared to $13.8 million (11.2% of net sales) in the first nine months of 2018. The increase in EBIT in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to the increased sales volumes mainly from the segment’s Asian operations.

-Utility Solutions Group

EBIT in the third quarter of 2019 was $10.1 million (19.2% of net sales) compared to $11.5 million (20.8% of net sales) in the third quarter of 2018. EBIT in the first nine months of 2019 was $40.5 million (25.7% of net sales) compared to

EBIT of $27.8 million (17.6% of net sales) in the first nine months of 2018. The increase in EBIT in the third quarter and first nine months of 2019 compared to the corresponding periods of 2018 was mainly due to the gain on sale of the Doble Watertown facility of approximately $8 million in the first quarter of 2019, as well as an increase in EBIT from Morgan Schaffer and Manta product lines partially offset by a decrease in EBIT from NRG due to market softness.

-Technical Packaging

EBIT in the third quarter of 2019 was $1.6 million (7.6% of net sales) compared to $2.5 million (11.4% of net sales) in the third quarter of 2018. EBIT in the first nine months of 2019 was $3.3 million (5.3% of net sales) compared to $5.4 million (8.4% of net sales) in the first nine months of 2018. The decrease in EBIT in the third quarter and first nine months of 2019 compared to the corresponding periods of 2018 was mainly due to the restructuring charges incurred related to the Plastique facility consolidation, ($0.6 million in the third quarter of 2019 and $1.3 million in the first nine months of 2019). These charges consisted primarily of severance and compensation benefits and asset impairment charges.

-Corporate

Corporate costs included in EBIT were $9.9 million and $30.4 million in the third quarter and first nine months of 2019, respectively, compared to $8.7 million and $25.8 million in the corresponding periods of 2018. The increase in Corporate costs in the third quarter and first nine months of 2019 compared to the corresponding periods of 2018 was primarily due to higher professional fees, acquisition costs and timing of other Corporate costs recorded in the first nine months of 2019.

INTEREST EXPENSE, NET

Interest expense was $2.0 million and $5.9 million in the third quarter and first nine months of 2019, respectively, and $2.2 million and $6.5 million in the corresponding periods of 2018. The decrease in interest expense in the first nine months of 2019 compared to the first nine months of 2018 was mainly due to lower average outstanding borrowings ($216 million compared to $263 million).

INCOME TAX EXPENSE

The third quarter 2019 effective income tax rate was 19.4% compared to 18.4% in the third quarter of 2018. The income tax expense for the first nine months of 2019 was $13.3 million compared to income tax benefit of $14.0 million for the first nine months of 2018. The effective income tax rate for the first nine months of 2019 was 19.2% compared to (28.1%) for the first nine months of 2018. The income tax expense in the third quarter and first nine months of 2019 was favorably impacted by tax planning strategies to increase foreign tax credits claimed retrospectively. The Company reduced the valuation allowance for excess foreign tax credits by $2.4 million ($2.3 million in the second quarter of 2019 and $0.1 million in third quarter of 2019) and recorded an amended return benefit of $0.3 million ($0.2 million in the second quarter of 2019 and $0.1 million in the third quarter of 2019) which favorably impacted the third quarter and year-to-date effective tax rate by 1.0% and 4.1%, respectively. Income tax expense in the third quarter of 2019 and first nine months of 2019 was also favorably impacted by additional tax benefits on share-based compensation that vested during the quarter decreasing the effective tax rate by 1.8% and 0.7%, respectively. A non-automatic accounting method change filed with the 2018 tax return was approved by the Internal Revenue Service during the third quarter of 2019 and favorably impacted the third quarter and year-to-date effective tax rate by 1.0% and 0.4%, respectively.

H.R. 1, Tax Cuts and Jobs Act (“TCJA”), was signed into law on December 22, 2017. The total impact of the TCJA in the third quarter and first nine months of 2018 was a net expense of $0.1 million and a net benefit of $24.3 million, respectively. The impacts were as follows: First, the Company’s 2018 federal statutory rate dropped from 35.0% to 24.5% which required an adjustment to the value of its deferred tax assets and liabilities. This adjustment ($30.3 million provisional amount recorded in the first quarter of 2018 and $0.4 million provisional amount in the third quarter of 2018) favorably impacted the third quarter and year-to-date effective tax rate by 1.5% and 61.7%, respectively. Second, the TCJA subjected the Company’s cumulative foreign earnings to deferral income tax ($4.1 million provisional amount of which $2.9 million was recorded in the first quarter of 2018, $0.7 million was recorded in the third quarter of 2018 and

$0.5 million in the third quarter of 2019) which unfavorably impacted the third quarter and year-to-date effective tax rate by 2.1% and 8.2%, respectively.

In the first quarter of 2018, the Company recorded a $2.3 million provisional estimate of the income tax effects of the future repatriation of the cumulative earnings of its foreign subsidiaries which unfavorably impacted the year-to-date effective tax rate by 4.7%. An additional $7.5 million pension contribution for the 2017 plan year was approved during the second quarter of 2018 increasing the value of the deferred tax liability by $1.0 million. This favorable adjustment, net of the $0.3 million unfavorable impact to the 2017 Domestic Production Deduction, favorably impacted the year-to-date effective tax rate by 1.6%. An accounting method change was filed with the 2017 tax return which resulted in an additional deferred tax liability to be adjusted as a result of the TCJA. A favorable adjustment, net of the $0.3 million unfavorable impact to the 2018 Domestic Production deduction, favorably impacted the third quarter and year-to-date effective tax rate by 2.9% and 1.4%, respectively. The income tax expense in the third quarter and first nine months of 2018 was favorably impacted by return to provision true-ups decreasing the third quarter and year-to-date effective tax rate by 1.4% and 0.7%, respectively. Income tax expense in the third quarter and first nine months of 2018 was also favorably impacted by additional tax benefits on share-based compensation that vested during the quarter decreasing the effective tax rate by 1.9% and 0.9%, respectively.

Provisions under the TCJA that became effective for the Company in the current fiscal year include a further reduction in the U.S. statutory rate to 21%, a new minimum tax on global intangible low-taxed income (“GILTI”), the benefit of the deduction for foreign-derived intangible income (“FDII”), and changes to IRC Section 162(m) related to the deductibility of executive compensation.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $250.5 million at June 30, 2019 from $195.5 million at September 30, 2018. Inventories decreased by $8.6 million during this period mainly due to a $12.7 million decrease within the Filtration segment resulting primarily from the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). Contract assets increased $46.5 million in the first nine months of 2019 mainly due to the adoption of ASC 606 within the Filtration segment.

Net cash provided by operating activities was $37.0 million and $53.9 million in the first nine months of 2019 and 2018, respectively. The decrease in net cash provided by operating activities in the first nine months of 2019 as compared to the first nine months of 2018 was due to higher working capital requirements.

Capital expenditures were $26.5 million and $15.5 million in the first nine months of 2019 and 2018, respectively. The increase in the first nine months of 2019 was mainly due to a $9.1 million facility expansion at TEQ. In addition, the Company incurred expenditures for capitalized software of $6.2 million and $7.1 million in the first nine months of 2019 and 2018, respectively.

Credit Facility

At June 30, 2019, the Company had approximately $225 million available to borrow under its bank credit facility, a $250 million increase option, and $39.0 million cash on hand. At June 30, 2019, the Company had $217.0 million of outstanding borrowings under the Credit Facility, and $0.9 million of short-term borrowing in addition to outstanding letters of credit of $7.2 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-062, “Leases” (ASU 2016-02) which supersedes ASC 840, “Leases” and creates a new topic, ASC 842 “Leases.” Subsequent to the issuance of ASU 2016-02, ASC 842 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. These updates require lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. Upon initial application, the provisions of these updates are required to be applied using the modified retrospective method which requires retrospective adoption to each prior reporting period presented with the cumulative effect of adoption recorded to the earliest reporting period presented. An optional transition method can be utilized which requires retrospective adoption beginning on the date of adoption with the cumulative effect of initially applying these updates recognized at the date of initial adoption. These updates also expand the required quantitative and qualitative disclosures surrounding leases. These updates are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. We expect to adopt these updates on October 1, 2019 using the optional transition method. We continue to evaluate the impact these updates will have on our consolidated financial statements. Based upon the analysis and preliminary evaluation of the standard, we estimate the adoption will result in the addition of assets and liabilities of less than $30 million to our consolidated balance sheet, with no significant change to our consolidated statements of operations or cash flows. We believe the updates will also have an impact on our accounting policies, internal controls and disclosures related to leases.

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

Acquisition

During the third quarter of 2019, the Company paid a deferred payment of $0.9 million in connection with the 2016 acquisition of Plastique.

Subsequent Event

On July 2, 2019, the Company acquired Globe Composite Solutions, LLC (Globe), a supplier of mission-critical composite-based products and solutions for navy, defense, and industrial customers. Globe’s operating results from date of acquisition will be included in the Company’s Filtration segment.

Dividends

A quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on April 18, 2019 to stockholders of record as of April 3, 2019. Subsequent to June 30, 2019, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on July 19, 2019 to stockholders of record as of July 5, 2019.

OUTLOOK

Management’s current expectations for 2019 remain consistent with the details outlined in the Business Outlook in the previous release and expects 2019 Adjusted EPS guidance in the range of $3.05 to $3.10 per share. Management is excluding the following expected adjustments to 2019 GAAP EPS: A pre-tax gain from the October 2018 sale of Doble’s headquarters building in Watertown, Massachusetts; and pre-tax costs related to the relocation of Doble’s headquarters, the closure of Plastique’s headquarters in Tunbridge Wells, UK and the consolidation of its product design and administrative functions into its facilities in Nottingham, UK and Poznan, Poland; the consolidation of VACCO’s aircraft/aerospace business into PTI’s aerospace facility in Oxnard, California; and the completion of other restructuring activities begun in 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. In 2018, the Company entered into three interest rate swaps with a notional amount of $150 million to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. In addition, the Company’s Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. All derivative instruments are reported on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the respective derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. The interest rate swaps entered into during 2018 were not designated as cash flow hedges and, therefore, the gain or loss on the derivative is reflected in earnings each period. There has been no material change to the Company’s market risks since September 30, 2018. See Note 12 to the Consolidated Financial Statements in Item 1 of this Report for a summary of the Company’s outstanding derivative financial instruments as of June 30, 2019. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for further discussion about market risk.

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

As previously disclosed in Part II Item 9A in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, management concluded there was a material weakness in the Company’s internal control over financial reporting related to the ineffective design and operation of controls impacting the deferred revenue general ledger account. Remedial actions have been identified to address these controls, including enhancing our policies and procedures related to the deferred revenue reconciliation and review, and providing additional training to our segment finance department. These new procedures are in the process of being implemented but have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated as of June 30, 2019.

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

Exhibit 4.1 to Form 8-K filed December 23, 2015

4.3	Amendment No. 1 to December 21, 2015 Credit Agreement, effective September 30, 2016	Exhibit 4.4 to Form 10-K for the fiscal year ended September 30, 2016

4.4	Amendment No. 2 to December 21, 2015 Credit Agreement, effective May 15, 2017	Exhibit 4.4 to Form 10-Q for the fiscal quarter ended June 30, 2017

31.1	Certification of Chief Executive Officer relating to Form 10Q for period ended June 30, 2019	Filed herewith

31.2	Certification of Chief Financial Officer relating to Form 10Q for period ended June 30, 2019	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer relating to Form 10Q for period ended June 30, 2019	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

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

Dated: August 9, 2019