Form 10-Q
period 2019-12-31
ESCO TECHNOLOGIES INC
filed 2020-02-07
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at January 31, 2020
Common stock, $.01 par value per share	25,989,029

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2019	2018

Net sales	$171,728	163,365
Costs and expenses:
Cost of sales	106,727	102,454
Selling, general and administrative expenses	42,105	38,540
Amortization of intangible assets	5,810	4,400
Interest expense, net	2,421	1,855
Other expenses (income), net	295	(7,379)
Total costs and expenses	157,358	139,870

Earnings before income taxes	14,370	23,495
Income tax expense	3,606	6,145
Earnings from continuing operations	10,764	17,350
Loss from discontinued operations, net of tax expense (benefit) of $269 and $(205)	(601)	(33)
Gain on sale of discontinued operations, net of tax expense of $23,734	76,614	—
Earnings (loss) from discontinued operations	76,013	(33)

Net earnings	$86,777	17,317

Earnings per share:
Basic - Continuing operations	$0.41	0.67
- Discontinued operations	2.93	0.00
- Net earnings	$3.34	0.67

Diluted - Continuing operations	$0.41	0.66
- Discontinued operations	2.91	0.00
- Net earnings	$3.32	0.66

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2019	2018

Net earnings	$86,777	17,317
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,923	(4,529)
Net unrealized (loss) gain on derivative instruments	—	(25)
Total other comprehensive income (loss), net of tax	3,923	(4,554)
Comprehensive income	$90,700	12,763

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 31,	September 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$96,692	61,808
Accounts receivable, net	160,714	158,715
Contract assets	93,498	110,211
Inventories	133,977	124,956
Other current assets	13,417	14,190
Assets of discontinued operations – current	—	25,314
Total current assets	498,298	495,194
Property, plant and equipment, net of accumulated depreciation of $118,248 and $113,520, respectively	135,576	127,843
Intangible assets, net of accumulated amortization of $113,507 and $107,247, respectively	378,248	381,605
Goodwill	390,383	390,256
Operating lease assets	20,209	—
Other assets	8,855	4,445
Assets of discontinued operations - other	—	67,377
Total assets	$1,431,569	1,466,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	53,056	63,800
Contract liabilities	84,813	81,177
Accrued salaries	23,434	37,194
Accrued other expenses	70,727	37,947
Liabilities of discontinued operations - current	—	11,517
Total current liabilities	252,030	251,635
Pension obligations	23,022	22,682
Deferred tax liabilities	60,486	60,856
Non-current operating lease liabilities	16,009	—
Other liabilities	34,531	36,326
Long-term debt	130,000	265,000
Liabilities of discontinued operations - other	—	3,999
Total liabilities	516,078	640,498
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,596,940 and 30,596,940 shares, respectively	306	306
Additional paid-in capital	293,056	292,408
Retained earnings	769,439	684,741
Accumulated other comprehensive loss, net of tax	(40,051)	(43,974)
	1,022,750	933,481
Less treasury stock, at cost: 4,615,627 and 4,615,627 common shares, respectively	(107,259)	(107,259)
Total shareholders’ equity	915,491	826,222
Total liabilities and shareholders’ equity	$1,431,569	1,466,720

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$86,777	17,317
(Earnings) loss from discontinued operations	(76,013)	33
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,540	8,566
Stock compensation expense	1,446	1,373
Changes in assets and liabilities	(19,051)	(10,647)
Change in property, plant and equipment due to gain on sale of building	—	(8,922)
Effect of deferred taxes	(370)	(3,258)
Net cash provided by operating activities – continuing operations	3,329	4,462
Net cash (used) provided by operating activities – discontinued operations	(622)	3,640
Net cash provided by operating activities	2,707	8,102

Cash flows from investing activities:
Proceeds from sale of building and land	—	17,201
Additions to capitalized software	(1,923)	(2,060)
Capital expenditures	(12,647)	(4,776)
Net cash (used) provided by investing activities – continuing operations	(14,570)	10,365
Proceeds from sale of discontinued operations	183,997	—
Capital expenditures – discontinued operations	(1,728)	(4,109)
Net cash provided (used) by investing activities – discontinued operations	182,269	(4,109)
Net cash provided (used) by investing activities	167,699	6,256

Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	10,000	8,273
Principal payments on long-term debt	(145,000)	(13,000)
Dividends paid	(2,079)	(2,073)
Other	—	(159)
Net cash used by financing activities – continuing operations	(137,079)	(6,959)
Net cash (used) provided by financing activities – discontinued operations	(2,140)	720
Net cash used by financing activities	(139,219)	(6,239)
Effect of exchange rate changes on cash and cash equivalents	3,697	(1,966)
Net increase in cash and cash equivalents	34,884	6,153
Cash and cash equivalents, beginning of period	61,808	30,477
Cash and cash equivalents, end of period	$96,692	36,630

Supplemental cash flow information:
Interest paid	$2,150	1,983
Income taxes paid (including state and foreign)	305	119

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Certain 2019 amounts have been reclassified to conform with the 2020 presentation.

The Company’s results for the three-month period ended December 31, 2019 are not necessarily indicative of the results for the entire 2020 fiscal year. References to the first quarters of 2020 and 2019 represent the fiscal quarters ended December 31, 2019 and 2018, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

Beginning in the first quarter of 2020, Management has renamed the Filtration / Fluid Flow (Filtration) segment as Aerospace & Defense (A&D) to better reflect the composition of the segment’s products, end markets and customer characteristics. The A&D’s segment’s individual legal and operating entities, historical financial results, and management structure are unchanged from what was formerly presented as Filtration.

2.    TECHNICAL PACKAGING DIVESTITURE

On December 31, 2019, the Company completed the sale of its Technical Packaging business segment, consisting of the Company's wholly-owned subsidiaries Thermoform Engineered Quality LLC, Plastique Ltd. and Plastique sp. z o.o. (the "Technical Packaging Business"), to Sonoco Plastics, Inc. and Sonoco Holdings, Inc. ("Buyers"), two wholly-owned subsidiaries of Sonoco Products Company, pursuant to the Equity Purchase Agreement entered into on November 15, 2019. The companies within this segment provide innovative solutions to the medical and commercial markets for thermoformed packages and specialty products using a wide variety of thin gauge plastics and pulp. Results of operations, financial position and cash flows for the Technical Packaging business is reflected as discontinued operations in the consolidated financial statements and related notes for all periods presented.

The pretax loss recorded in discontinued operations related to the Technical Packaging business was $0.3 million and $0.1 million for the three-month periods ended December 31, 2019 and 2018, respectively. Net sales from the Technical Packaging business were $16.5 million and $19.2 million for the three-month periods ended December 31, 2019 and 2018, respectively. The Company received net proceeds from the sale of approximately $184 million and recorded a $76.6 million after-tax gain on the sale in the first quarter of 2020.

The major classes of assets and liabilities of the Technical Packaging business included in the Consolidated Balance Sheet at September 30, 2019 are shown below (in millions).

September 30, 2019
Assets:
Accounts receivable, net	$15.7
Contract assets, net	5.1
Inventories	3.9
Other current assets	0.6
Current assets	25.3
Property, plant & equipment, net	33.6
Intangible assets, net	11.4
Goodwill	19.0
Other assets	3.4
Total assets	$92.7
Liabilities:
Accounts payable	$7.6
Accrued expenses and other current liabilities	3.9
Current liabilities	11.5
Other liabilities	4.0
Total liabilities	$15.5

3.    ACCOUNTING STANDARDS UPDATE

In February 2016, the FASB issued ASU No. 2016-062, "Leases" (ASU 2016-062) which supersedes ASC 840, "Leases" and creates a new topic, ASC 842, "Leases." Subsequent to the issuance of ASU 2016-062, ASC 842 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. Effective October 1, 2019, the Company adopted these updates using the optional transition method. These updates require lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. Upon initial application, the provisions of these updates are required to be applied using the modified retrospective method, which requires retrospective adoption to each prior reporting period presented with the cumulative effect of adoption recorded to the earliest reporting period presented. An optional transition method can be utilized which requires retrospective adoption beginning on the date of adoption with the cumulative effect of initially applying these updates recognized at the date of initial adoption. The standard also provided several optional practical expedients for use in transition. The Company elected to use what the FASB has deemed the “package of practical expedients,” which allowed the Company not to reassess previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs. These updates also expand the required quantitative and qualitative disclosures surrounding leases. The adoption resulted in the addition of "right of use" assets and lease liabilities of approximately $20 million in the consolidated balance sheet, with no significant change to the Company’s consolidated statements of operations or cash flows. Refer to Note 16 for further discussion.

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

	Three Months
	Ended December 31,
	2019	2018

Weighted Average Shares Outstanding - Basic	25,981	25,911
Dilutive Options and Restricted Shares	187	209
Adjusted Shares - Diluted	26,168	26,120

5.    SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Compensation expense related to the restricted share awards was $1.1 million and $1.1 million for the three-month periods ended December 31, 2019 and 2018, respectively. There were 264,399 non-vested shares outstanding as of December 31, 2019.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.3 million for the three-month periods ended December 31, 2019 and 2018, respectively.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.4 million and $1.4 million for the three-month periods ended December 31, 2019 and 2018, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million and $0.3 million for the three-month periods ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was $7.9 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

6.    INVENTORIES

Inventories, net, from continuing operations consist of the following:

	December 31,	September 30,
(In thousands)	2019	2019

Finished goods	$22,472	23,550
Work in process	33,417	26,407
Raw materials	78,088	74,999
Total inventories	$133,977	124,956

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at December 31, 2019 and September 30, 2019 are the following intangible assets gross carrying amounts and accumulated amortization from continuing operations:

	December 31,	September 30,
(Dollars in thousands)	2019	2019
Goodwill	$390,383	390,256

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,007	1,945
Less: accumulated amortization	775	748
Net	$1,232	1,197

Capitalized software
Gross carrying amount	$80,886	78,962
Less: accumulated amortization	51,075	48,530
Net	$29,811	30,432

Customer relationships
Gross carrying amount	$227,296	227,225
Less: accumulated amortization	58,408	55,326
Net	$168,888	171,899

Other
Gross carrying amount	$5,195	5,441
Less: accumulated amortization	2,800	2,645
Net	$2,395	2,796
Intangible assets with indefinite lives:
Trade names	$175,922	175,281

The changes in the carrying amount of goodwill attributable to each business segment for the three months ended December 31, 2019 is as follows on a continuing operations basis:

			Aerospace
(Dollars in millions)	USG	Test	& Defense	Total
Balance as of September 30, 2019	254.0	34.1	102.2	390.3
Foreign currency translation	0.1	—	—	0.1
Balance as of December 31, 2019	$254.1	34.1	102.2	390.4

8.    BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers, and classifies its continuing business operations in three reportable segments for financial reporting purposes: Aerospace & Defense (formerly called Filtration/Fluid Flow), RF Shielding and Test (Test), and Utility Solutions Group (USG). The Aerospace & Defense segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair), Westland Technologies Inc. (Westland), Mayday Manufacturing Co. and its affiliate Hi-Tech Metals, Inc. (collectively referred to as Mayday) and Globe Composite Solutions, LLC (Globe). The companies within this segment primarily design and manufacture specialty filtration and naval products, including hydraulic filter elements and fluid control devices used in commercial aerospace applications; unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned aircraft and submarines; products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; and metal processing services. The Test segment’s operations consist primarily of ETS-Lindgren Inc. (ETS-Lindgren). ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy. ETS-Lindgren also manufactures radio frequency shielding products and components used by manufacturers of medical equipment, communications systems, electronic products, and shielded rooms for high-security data processing and secure communication. The USG segment’s operations consist primarily of Doble Engineering Company (Doble), Morgan Schaffer Inc. (Morgan Schaffer), and NRG Systems, Inc. (NRG). Doble provides high-end, intelligent, diagnostic test and data management solutions for the electric power delivery industry and is a leading supplier of partial discharge testing instruments used to assess the integrity of high voltage power delivery equipment. Morgan Schaffer provides an integrated offering of dissolved gas analysis, oil testing, and data management solutions for the electric power industry. NRG designs and manufactures decision support tools for the renewable energy industry, primarily wind.

Management evaluates and measures the performance of its reportable segments based on “Net Sales” and “EBIT”, which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.

	Three Months
	Ended December 31,
(In thousands)	2019	2018
NET SALES
Aerospace & Defense	$77,511	66,224
Test	41,383	41,286
USG	52,834	55,855
Consolidated totals	$171,728	163,365

EBIT
Aerospace & Defense	$12,513	10,610
Test	4,656	3,310
USG	9,288	21,546
Corporate (loss)	(9,666)	(10,116)
Consolidated EBIT	16,791	25,350
Less: Interest expense	(2,421)	(1,855)
Earnings before income taxes from continuing operations	$14,370	23,495

Non-GAAP Financial Measures

The financial measure “EBIT” is presented in the above table and elsewhere in this Report. EBIT on a consolidated basis is a non-GAAP financial measure. Management believes that EBIT is useful in assessing the operational profitability of the Company’s business segments because it excludes interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures used by management in determining resource allocations within the Company as well as incentive compensation. A reconciliation of EBIT to net earnings from continuing operations is set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – EBIT.

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

9.    DEBT

The Company’s debt is summarized as follows:

	December 31,	September 30,
(In thousands)	2019	2019
Total borrowings	$150,000	285,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$130,000	265,000

On September 27, 2019, the Company entered into a new five-year credit facility (“the Credit Facility”), modifying its previous credit facility which would have matured December 21, 2020. The Credit Facility includes a $500 million revolving line of credit as well as provisions allowing for the increase of the credit facility commitment amount by an additional $250 million, if necessary, with the consent of the lenders. The bank syndication supporting the facility is comprised of a diverse group of eight banks led by JP Morgan Chase Bank, N.A., as Administrative Agent. The Credit Facility matures September 27, 2024.

At December 31, 2019, the Company had approximately $341 million available to borrow under the Credit Facility, plus the $250 million increase option, in addition to $96.7 million cash on hand. The Company classified $20.0 million as the current portion of long-term debt as of December 31, 2019, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $8.5 million at December 31, 2019.

Interest on borrowings under the Credit Facility is calculated at a spread over either the London Interbank Offered Rate (LIBOR ), the New York Federal Reserve Bank Rate or the prime rate, depending on various factors. The Credit Facility also requires a facility fee ranging from 10 to 25 basis points per annum on the unused portion. The Credit Facility is secured by the unlimited guaranty of the Company’s direct and indirect material U.S. subsidiaries and the pledge of 100% of the equity interests of its direct and indirect material foreign subsidiaries. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 3.18% and 3.25% for the three-month periods ending December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company was in compliance with all covenants.

10.  INCOME TAX EXPENSE

The first quarter 2020 effective income tax rate from continuing operations was 25.1% compared to 26.2% in the first quarter of 2019. The income tax expense in the first quarter of 2019 was unfavorably impacted by return to provision true-ups increasing the first quarter 2019 effective tax rate by 1.1%.

11.  SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three months of 2020 and 2019 is shown below (in thousands):

	Three Months Ended December 31,
	2019	2018

Common stock
Beginning balance	306	305
Stock plans	—	—
Ending balance	306	305

Additional paid-in-capital
Beginning balance	292,408	291,190
Stock plans	(648)	1,103
Ending balance	293,056	292,293

Retained earnings
Beginning balance	684,741	606,837
Net earnings common stockholders	86,777	17,317
Dividends paid	(2,079)	(2,073)
Adoption of accounting standards updates	—	5,589
Ending balance	769,439	627,670

Accumulated other comprehensive income (loss)
Beginning balance	(43,974)	(31,528)
Foreign currency translation	3,923	(4,529)
Forward exchange contracts	—	(25)
Ending balance	(40,051)	(36,082)

Treasury stock
Beginning balance	(107,259)	(107,394)
Issued under stock plans	—	—
Ending balance	(107,259)	(107,394)

Total equity	915,491	776,792

12.  RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three-month periods ended December 31, 2019 and 2018 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months
	Ended December 31,
(In thousands)	2019	2018
Defined benefit plans
Interest cost	$824	875
Expected return on assets	(1,041)	(1,086)
Amortization of:
Prior service cost	—	—
Actuarial loss	543	487
Net periodic benefit cost	$326	276

13.  DERIVATIVE FINANCIAL INSTRUMENTS

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. In 2018, the Company entered into three interest rate swaps with a notional amount of $150 million to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt, of which one swap is outstanding as of December 31, 2019. In addition, the Company’s Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. The Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized may differ for open positions, which remain subject to ongoing market price fluctuations until settlement. All derivative instruments are reported in either accrued expenses or other assets on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. The interest rate swaps entered into during 2018 were not designated as cash flow hedges and, therefore, the gain or loss on the derivative is reflected in earnings each period.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type as of December 31, 2019:

		Fair
	Notional	Value		Fix
(In thousands)	amount	(US$)		Rate
Forward contracts	5,500	USD	80
Interest rate swap	150,000	USD	(918)	2.24%

14.  FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2019 and September 30, 2019 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, debt and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of December 31, 2019:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Forward contracts and interest rate swaps	$—	(838)	$—	(838)

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three-month period ended December 31, 2019.

15.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three-month period ended December 31, 2019 are presented in the table below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The table below also includes a reconciliation of the disaggregated revenue within each reportable segment on a continuing operations basis.

	Aerospace
(In thousands)	& Defense	Test	USG	Total
Customer type:
Commercial	$41,907	$35,249	$52,235	$129,391
U.S. Government	35,604	6,134	599	42,337
Total revenues	$77,511	$41,383	$52,834	$171,728

Geographic location:
United States	$64,706	$24,837	$34,651	$124,194
International	12,805	16,546	18,183	47,534
Total revenues	$77,511	$41,383	$52,834	$171,728

Revenue recognition method:
Point in time	$35,761	$7,611	$40,315	$83,687
Over time	41,750	33,772	12,519	88,041
Total revenues	$77,511	$41,383	$52,834	$171,728

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At December 31, 2019, the Company had $500 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 76% in the next twelve months.

Contract assets and liabilities

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At December 31, 2019, contract assets and liabilities totaled $93.5 million and $84.8 million, respectively.  During the first quarter of 2020, the Company recognized approximately $26 million in revenues that were included in the contract liabilities balance at the adoption date.

16.  LEASES

As described in Note 3, effective October 1, 2019, the Company adopted ASC 842, Leases. The Company determines at lease inception whether an arrangement that provides control over the use of an asset is a lease. The Company recognizes at lease commencement a right-of-use (ROU) asset and lease liability based on the present value of the future lease payments over the lease term. The Company has elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less. Certain of the Company’s leases include options to extend the term of the lease for up to 20 years. When it is reasonably certain that the Company will exercise the option, Management includes the impact of the option in the lease term for purposes of determining total future lease payments. As most of the Company’s lease agreements do not explicitly state the discount rate implicit in the lease, Management uses the Company’s incremental borrowing rate on the commencement date to calculate the present value of future payments based on the tenor of each arrangement.

The Company’s leases for real estate commonly include escalating payments. These variable lease payments are included in the calculation of the ROU asset and lease liability. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes any deferred rent, lease pre-payments and initial direct costs of obtaining the lease.

In addition to the base rent, real estate leases typically contain provisions for common-area maintenance and other similar services, which are considered non-lease components for accounting purposes. Non-lease components are excluded from our ROU assets and lease liabilities and expensed as incurred.

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

Three Months
Ended
December 31,
(Dollars in thousands)	2019
Finance lease cost
Amortization of right-of-use assets	$622
Interest on lease liabilities	328
Operating lease cost	1,419
Total lease costs	$2,369

Additional information related to leases are shown below:

Three Months
Ended
December 31,
(Dollars in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,408
Operating cash flows from finance leases	138
Financing cash flows from finance leases	351
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$22,014
Weighted-average remaining lease term
Operating leases	6.51 years
Finance leases	13.16 years
Weighted-average discount rate
Operating leases	3.14%
Finance leases	4.28%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on December 31, 2019:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2020 (excluding the three months ended December 31, 2019)	$3,887	2,029
2021	4,451	2,930
2022	3,787	3,011
2023	2,968	3,094
2024 and thereafter	7,808	31,481
Total minimum lease payments	22,901	42,545
Less: amounts representing interest	2,321	11,144
Present value of net minimum lease payments	$20,580	31,401
Less: current portion of lease obligations	4,571	1,866
Non-current portion of lease obligations	16,009	29,535
ROU assets	$20,209	28,619

Operating lease liabilities are included in the Consolidated Balance Sheet in accrued other expenses and operating lease liabilities. Finance lease liabilities are included in accrued other expenses and other liabilities. Operating lease ROU assets are included as a caption on the Consolidated Balance Sheet and finance lease ROU assets are included in Property, plant and equipment on the Consolidated Balance sheets.

As the Company has not restated prior-year information for the adoption of ASC 842, the following presents the Company’s future minimum lease payments for operating and capital leases under ASC 840 for continuing operations as of September 30, 2019:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2020	$5,574	2,518
2021	4,558	2,930
2022	3,950	3,012
2023	3,270	3,094
2024 and thereafter	8,443	31,499
Total minimum lease payments	$25,795	43,053
Less: amounts representing interest	*	11,241
Present value of net minimum lease payments	*	31,812
Less: Current portion of lease obligations	*	1,832
Non-current portion of lease obligations	*	29,980

* Not applicable for operating leases

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the first quarters of 2020 and 2019 represent the three-month periods ended December 31, 2019 and 2018, respectively.

OVERVIEW

In the first quarter of 2020, sales, net earnings and diluted earnings per share from continuing operations were $171.7 million, $10.8 million and $0.41 per share, respectively, compared to $163.4 million, $17.4 million and $0.66 per share, respectively, in the first quarter of 2019. The decrease in net earnings and diluted earnings per share in the first quarter of 2020 as compared to the first quarter of 2019 was mainly due the gain of approximately $8 million on the sale of the Doble Watertown property in the first quarter of 2019.

NET SALES

Net sales increased $8.4 million, or 5.1%, to $171.7 million in the first quarter of 2020 from $163.4 million in the first quarter of 2019. The increase in net sales in the first quarter of 2020 as compared to the first quarter of 2019 was due to an $11.3 million increase in the Aerospace & Defense segment, a $0.1 million increase in the Test segment, partially offset by a $3.0 million decrease in the USG segment.

-Aerospace & Defense (A&D)

In the first quarter of 2020, net sales of $77.5 million were $11.3 million, or 17.1%, higher than the $66.2 million in the first quarter of 2019. The sales increase in the first quarter of 2020 compared to the first quarter of 2019 was mainly due to the addition of $8.8 million in net sales from Globe, a $1.6 million increase in net sales at VACCO due to higher shipments of space products, a $1.4 million increase in net sales at PTI due to higher aerospace assembly shipments, an $0.8 million increase in net sales at Crissair due to higher aerospace shipments, partially offset by a $1.3 million decrease in net sales at Westland due to timing of revenue on government programs.

-Test

In the first quarter of 2020, net sales of $41.4 million were $0.1 million, or 0.2%, higher than the $41.3 million in the first quarter of 2019. The increase in the first quarter of 2020 compared to the first quarter of 2019 was primarily due to higher sales from the segment’s U.S. operations due to the timing of test and measurement chamber projects.

-USG

In the first quarter of 2020, net sales of $52.8 million were $3.0 million, or 5.4% lower than the $55.8 million in the first quarter of 2019. The decrease in the first quarter of 2020 compared to the first quarter of 2019 was mainly due to lower product sales at Doble.

ORDERS AND BACKLOG

Backlog from continuing operations was $500.3 million at December 31, 2019 compared with $451.6 million at September 30, 2019. The Company received new orders totaling $220.4 million in the first quarter of 2020 compared to $181.1 million in the first quarter of 2019. Of the new orders received in the first quarter of 2020, $129.0 million related to Aerospace & Defense products, $38.5 million related to Test products, and $52.9 million related to USG products. Of the new orders received in the first quarter of 2019, $83.7 million related to Aerospace & Defense products, $45.4 million related to Test products, and $52.0 million related to USG products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses from continuing operations for the first quarter of 2020 were $42.1 million (24.5% of net sales), compared with $38.5 million (23.6% of net sales) for the first quarter of 2019. The increase in SG&A in the first quarter of 2020 compared to the first quarter of 2019 was mainly due to higher spending on R&D / new product development, higher sales commissions and the addition of Globe.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets from continuing operations was $5.8 million and $4.4 million for the first quarter of 2020 and 2019, respectively. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the first quarter of 2020 compared to the first quarter of 2019 was mainly due to an increase in amortization of intangible assets related to the Globe acquisition and an increase in amortization of capitalized software at Doble.

OTHER (INCOME) EXPENSES, NET

Other expenses, net, was $0.3 million in the first quarter of 2020 compared to other income, net, of $7.4 million in the first quarter of 2019. There were no individually significant items in other expenses (income), net, in the first quarter of 2020. The principal component in other income, net, in the first quarter of 2019 was a gain of approximately $8 million on the sale of the Doble Watertown, Massachusetts building and land.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 8 to the Consolidated Financial Statements, above. EBIT was $16.8 million (9.8% of net sales) for the first quarter of 2020 compared to $25.4 million (15.5% of net sales) for the first quarter of 2019.

The following table presents a reconciliation of EBIT to net earnings from continuing operations.

	Three Months Ended
	December 31,
(In thousands)	2019	2018
Consolidated EBIT	$16,791	25,350
Less: Interest expense, net	(2,421)	(1,855)
Less: Income tax expense	(3,606)	(6,145)
Net earnings from continuing operations	$10,764	17,350

-Aerospace & Defense

EBIT in the first quarter of 2020 was $12.5 million (16.1% of net sales) compared to $10.6 million (16.0% of net sales) in the first quarter of 2019. The increase in EBIT in the first quarter of 2020 compared to the first quarter of 2019 was mainly due to the contribution from Globe and an increase at PTI and Crissair due to higher sales volumes partially offset by a decrease in EBIT at VACCO and Westland due to change in product mix and the lower sales volumes at Westland mentioned above.

-Test

EBIT in the first quarter of 2020 was $4.7 million (11.3% of net sales) compared to $3.3 million (8.0% of net sales) in the first quarter of 2019. The increase in EBIT in the first quarter of 2020 compared to the first quarter of 2019 was primarily due to product mix and higher margins on projects mainly from the segment’s U.S. operations.

-USG

EBIT in the first quarter of 2020 was $9.3 million (17.6% of net sales) compared to $21.5 million (38.6% of net sales) in the first quarter of 2019. The decrease in EBIT in the first quarter of 2020 compared to the first quarter of 2019 was mainly due to the gain on sale of the Doble Watertown facility of approximately $8 million in the first quarter of 2019 as well as a decrease in EBIT from Doble due to lower sales volumes in the first quarter of 2020. In addition, EBIT in the first quarter of 2020 was negatively impacted by approximately $0.6 million of facility move costs at Doble.

-Corporate

Corporate costs included in EBIT were $9.7 million and $10.1 million in the first quarter of 2020 and 2019, respectively. The decrease in Corporate costs in the first quarter of 2020 compared to the first quarter of 2019 was mainly due to losses on derivative instruments recorded in the first quarter of 2019.

INTEREST EXPENSE, NET

Interest expense was $2.4 million and $1.9 million in the first quarter of 2020 and 2019, respectively. The increase in interest expense in the first quarter of 2020 as compared to the first quarter of 2019 was mainly due to higher average outstanding borrowings ($279 million compared to $212 million) at relatively consistent average interest rates of 3.2%.

INCOME TAX EXPENSE

The first quarter 2020 effective income tax rate from continuing operations was 25.1% compared to 26.2% in the first quarter of 2019. The income tax expense in the first quarter of 2019 was unfavorably impacted by return to provision true-ups increasing the first quarter 2019 effective tax rate by 1.1%.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital from continuing operations (current assets less current liabilities) increased to $246.3 million at December 31, 2019 from $229.8 million at September 30, 2019. Inventories increased by $9.0 million during this period mainly due to a $6.4 million increase within the Aerospace & Defense segment resulting primarily from the timing of receipt of raw materials to meet increased sales volumes. Accrued other expenses increased $32.8 million mainly due to a $26 million increase in the current income taxes payable related to the gain on the sale of the Technical Packaging business.

Net cash provided by operating activities from continuing operations was $3.3 million and $4.5 million in the first quarters of 2020 and 2019, respectively. The decrease in net cash provided by operating activities from continuing operations in the first quarter of 2020 as compared to the first quarter of 2019 was driven by higher working capital requirements.

Capital expenditures from continuing operations were $12.6 million and $4.8 million in the first quarters of 2020 and 2019, respectively. The increase in the first quarter of 2020 was mainly due to the building improvement additions at the new Doble headquarters facility of approximately $6 million. In addition, the Company incurred expenditures for capitalized software of approximately $2.0 million in both of the first quarters of 2020 and 2019, respectively.

Credit Facility

At December 31, 2019, the Company had approximately $341 million available to borrow under its bank credit facility, a $250 million increase option subject to lender approval, and $96.7 million cash on hand. At December 31, 2019, the Company had $150 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $8.5 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 17, 2019 to stockholders of record as of October 3, 2019. Subsequent to December 31, 2019, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on January 17, 2020 to stockholders of record as of January 2, 2020.

OUTLOOK

Management’s current expectations for 2020 remain consistent with the details outlined in the Business Outlook presented in the November 19, 2019 press release. Management expects 2020 Adjusted EPS to be in the range of $3.20 to $3.30 per share. Management expects the 2020 second quarter Adjusted EPS to be in the range of $0.70 to $0.75.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that reflect or are based on current expectations, estimates, forecasts, projections or assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: the amount and timing of future sales, revenues, cash flows, growth, Adjusted EPS and EPS; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the outcome of current litigation, claims and charges; future income tax liabilities and effective tax rate; timing of the repayment of the current portion of the Company’s long-term debt; the recognition and timing of costs related to share-based compensation arrangements; the recognition and timing of revenue from remaining performance obligations; the recognition and timing of liabilities and cash flows related to lease obligations; estimates or projections made in connection with the Company’s accounting policies; market risks relating to the Company’s operations and changes in interest rates; the extent to which hedging gains or losses are offset by losses or gains on related underlying exposures; the Company’s ability to hedge against or otherwise manage them through the use of derivative financial instruments; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and the following: the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future contract awards or customer orders; the appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; financial exposure in connection with Company guarantees of certain Aclara contracts; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; labor disputes; changes in U.S. tax laws and regulations; other changes in laws and regulations including but not limited to changes in accounting standards and foreign taxation; changes in interest rates; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; and the integration of recently acquired businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. In 2018, the Company entered into three interest rate swaps with a notional amount of $150 million to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt, of which one swap is outstanding as of December 31, 2019. In addition, the Company’s Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. All derivative instruments are reported on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the respective derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. The interest rate swaps entered into during 2018 were not designated as cash flow hedges and, therefore, the gain or loss on the derivative is reflected in earnings each period. There has been no material change to the Company’s market risks since September 30, 2019. See Note 13 to the Consolidated Financial Statements in Item 1 of this Report for a summary of the Company’s outstanding derivative financial instruments as of December 31, 2019. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for further discussion about market risk.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 19, 2019

10.1

Equity Purchase Agreement dated November 15, 2019 by and among Sonoco Plastics, Inc., Sonoco Holdings, Inc., ESCO Technologies Holding LLC, ESCO UK Holding Company I LTD., Thermoform Engineered Quality LLC, and Plastique Holdings Ltd.

Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2020

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

104	Cover Page Interactive Data File (contained in Exhibit 101)	Submitted herewith

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

Dated: February 7, 2020