Form 10-Q
period 2020-06-30
ESCO TECHNOLOGIES INC
filed 2020-08-10
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at July 31, 2020
Common stock, $.01 par value per share	26,037,714

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2020	2019

Net sales	$172,665	178,259
Costs and expenses:
Cost of sales	107,686	105,036
Selling, general and administrative expenses	36,936	41,226
Amortization of intangible assets	5,535	4,445
Interest expense, net	1,523	1,878
Other (income) expenses, net	(824)	2,007
Total costs and expenses	150,856	154,592

Earnings before income taxes	21,809	23,667
Income tax expense	3,122	4,622
Earnings from continuing operations	18,687	19,045
Earnings from discontinued operations, net of tax expense of $203	—	1,022

Net earnings	$18,687	20,067

Earnings per share:
Basic - Continuing operations	$0.72	0.73
- Discontinued operations	—	0.04
- Net earnings	$0.72	0.77

Diluted - Continuing operations	$0.72	0.73
- Discontinued operations	—	0.04
- Net earnings	$0.72	0.77

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended
	June 30,
	2020	2019
Net sales	$524,885	512,867
Costs and expenses:
Cost of sales	327,655	311,037
Selling, general and administrative expenses	119,023	119,093
Amortization of intangible assets	16,565	13,216
Interest expense, net	5,264	5,586
Other expenses (income), net	174	(3,350)
Total costs and expenses	468,681	445,582

Earnings before income taxes	56,204	67,285
Income tax expense	8,931	13,068
Earnings from continuing operations	47,273	54,217
(Loss) earnings from discontinued operations, net of tax expense of $269 and $255	(601)	1,964
Gain on sale of discontinued operations, net of tax expense of $23,734	76,614	—
Earnings from discontinued operations	76,013	1,964

Net earnings	$123,286	56,181

Earnings per share:
Basic - Continuing operations	$1.82	2.09
- Discontinued operations	2.92	0.08
- Net earnings	$4.74	2.17

Diluted - Continuing operations	$1.81	2.07
- Discontinued operations	2.91	0.08
- Net earnings	$4.72	2.15

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net earnings	$18,687	20,067	123,286	56,181
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,802	1,840	(160)	(2,013)
Net unrealized (loss) gain on derivative instruments	—	(7)	—	94
Total other comprehensive income (loss), net of tax	2,802	1,833	(160)	(1,919)
Comprehensive income	$21,489	21,900	123,126	54,262

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30,	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$104,739	61,808
Accounts receivable, net	138,080	158,715
Contract assets	101,533	110,211
Inventories, net	152,264	124,956
Other current assets	16,868	14,190
Assets of discontinued operations – current	—	25,314
Total current assets	513,484	495,194
Property, plant and equipment, net of accumulated depreciation of $127,311 and $113,520, respectively	141,461	127,843
Intangible assets, net of accumulated amortization of $123,812 and $107,247, respectively	370,100	381,605
Goodwill	389,942	390,256
Operating lease assets	18,351	—
Other assets	11,247	4,445
Assets of discontinued operations - other	—	67,377
Total assets	$1,444,585	1,466,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term borrowings	$21,577	20,000
Accounts payable	54,305	63,800
Contract liabilities	87,421	81,177
Accrued salaries	29,137	37,194
Accrued other expenses	49,975	37,947
Liabilities of discontinued operations - current	—	11,517
Total current liabilities	242,415	251,635
Pension obligations	13,114	22,682
Deferred tax liabilities	65,954	60,856
Non-current operating lease liabilities	14,357	—
Other liabilities	35,288	36,326
Long-term debt	130,000	265,000
Liabilities of discontinued operations - other	—	3,999
Total liabilities	501,128	640,498
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,645,625 and 30,596,940 shares, respectively	307	306
Additional paid-in capital	292,631	292,408
Retained earnings	801,787	684,741
Accumulated other comprehensive loss, net of tax	(44,134)	(43,974)
	1,050,591	933,481
Less treasury stock, at cost: 4,607,911 and 4,615,627 common shares, respectively	(107,134)	(107,259)
Total shareholders’ equity	943,457	826,222
Total liabilities and shareholders’ equity	$1,444,585	1,466,720

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$123,286	56,181
Earnings from discontinued operations	(76,013)	(1,964)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,066	25,802
Stock compensation expense	4,184	3,685
Changes in assets and liabilities	(20,926)	(42,528)
Change in property, plant and equipment due to gain on sale of building	—	(8,922)
Pension contributions	(10,000)	(2,500)
Effect of deferred taxes	2,155	1,983
Net cash provided by operating activities – continuing operations	53,752	31,737
Net cash (used) provided by operating activities – discontinued operations	(14,737)	5,304
Net cash provided by operating activities	39,015	37,041

Cash flows from investing activities:
Proceeds from sale of building and land	—	17,201
Additions to capitalized software	(6,564)	(6,207)
Capital expenditures	(28,291)	(15,280)
Net cash used by investing activities – continuing operations	(34,855)	(4,286)
Proceeds from sale of discontinued operations	183,812	—
Acquisition of business – discontinued operations	—	(937)
Capital expenditures – discontinued operations	(1,728)	(11,177)
Net cash provided (used) by investing activities – discontinued operations	182,084	(12,114)
Net cash provided (used) by investing activities	147,229	(16,400)
Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	11,577	32,000
Principal payments on long-term debt	(145,000)	(35,000)
Dividends paid	(6,240)	(6,227)
Other	(3,127)	(3,230)
Net cash used by financing activities – continuing operations	(142,790)	(12,457)
Net cash (used) provided by financing activities – discontinued operations	(2,140)	921
Net cash used by financing activities	(144,930)	(11,536)
Effect of exchange rate changes on cash and cash equivalents	1,617	(626)
Net increase in cash and cash equivalents	42,931	8,479
Cash and cash equivalents, beginning of period	61,808	30,477
Cash and cash equivalents, end of period	$104,739	38,956

Supplemental cash flow information:
Interest paid	$4,669	5,556
Income taxes paid (including state and foreign)	23,435	18,513

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

The Company’s results for the three-month period ended June 30, 2020 are not necessarily indicative of the results for the entire 2020 fiscal year. References to the third quarters of 2020 and 2019 represent the fiscal quarters ended June 30, 2020 and 2019, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

Beginning in the first quarter of 2020, Management has renamed the Filtration / Fluid Flow (Filtration) segment as Aerospace & Defense (A&D) to better reflect the composition of the segment’s products, end markets and customer characteristics. The A&D segment’s individual legal and operating entities, historical financial results, and management structure are unchanged from what was formerly presented as Filtration.

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

Net sales from the Technical Packaging business were zero and $16.5 million in the third quarter and first nine months of 2020, respectively, compared to $21.5 million and $63.4 million in the corresponding periods of 2019. The Company received net proceeds from the sale of approximately $184 million and recorded a $76.6 million after-tax gain on the sale in the first quarter of 2020. The Company finalized the working capital adjustment and paid $0.2 million to the buyer during the third quarter of 2020.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted Average Shares Outstanding - Basic	26,031	25,971	26,002	25,935
Dilutive Options and Restricted Shares	103	138	128	155
Adjusted Shares - Diluted	26,134	26,109	26,130	26,090

5.    SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Compensation expense related to the restricted share awards was $1.0 million and $3.2 million for the three and nine-month periods ended June 30, 2020, respectively, and $1.1 million and $3.1 million for the corresponding periods in 2019. There were 221,024 non-vested shares outstanding as of June 30, 2020.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $1.0 million for the three and nine-month periods ended June 30, 2020, respectively, and $0.3 million and $0.8 million for the corresponding periods in 2019.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.3 million and $4.2 million for the three and nine-month periods ended June 30, 2020, respectively, and $1.3 million and $3.9 million for the corresponding periods in 2019. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.2 million and $0.9 million for the three and nine-month periods ended June 30, 2020, respectively, and $0.2 million and $0.8 million for the corresponding periods in 2019. As of June 30, 2020, there was $9.2 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 2.2 years.

6.    INVENTORIES

Inventories, net, from continuing operations consist of the following:

	June 30,	September 30,
(In thousands)	2020	2019
Finished goods	$26,706	23,550
Work in process	43,569	26,407
Raw materials	81,989	74,999
Total inventories	$152,264	124,956

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at June 30, 2020 and September 30, 2019 are the following intangible assets gross carrying amounts and accumulated amortization from continuing operations:

	June 30,	September 30,
(Dollars in thousands)	2020	2019
Goodwill	$389,942	390,256

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,079	1,945
Less: accumulated amortization	832	748
Net	$1,247	1,197

Capitalized software
Gross carrying amount	$85,528	78,962
Less: accumulated amortization	55,315	48,530
Net	$30,213	30,432

Customer relationships
Gross carrying amount	$227,095	227,225
Less: accumulated amortization	64,562	55,326
Net	$162,533	171,899

Other
Gross carrying amount	$5,129	5,441
Less: accumulated amortization	3,105	2,645
Net	$2,024	2,796
Intangible assets with indefinite lives:
Trade names	$174,083	175,281

The changes in the carrying amount of goodwill attributable to each business segment for the nine months ended June 30, 2020 is as follows on a continuing operations basis:

			Aerospace
(Dollars in millions)	USG	Test	& Defense	Total
Balance as of September 30, 2019	$254.0	34.1	102.2	390.3
Foreign currency translation	(0.3)	(0.1)	—	(0.4)
Balance as of June 30, 2020	$253.7	34.0	102.2	389.9

The economic uncertainty, changes in the propensity for the general public to travel by air, and reductions in demand for commercial aircraft as a result of the COVID-19 pandemic have adversely impacted net sales and operating results in certain of our Aerospace and Defense reporting units and was determined to be an event and change in circumstances that required a quantitative review of goodwill and other intangible assets for impairment. The determination of the fair value of reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. The Company's methodology includes the use of an income approach that discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital. These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market demand for, and acceptance of, the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses and future technological changes. The Company also incorporates market multiples for comparable companies in determining the fair value of its reporting units where applicable. The quantitative review determined that there was no impairment during the three and nine months ended June 30, 2020. Due to similar and other challenges in our NRG reporting unit, a quantitative review of goodwill and other intangible assets for impairment was performed. The Company determined that there was no impairment during the three and nine months ended June 30, 2020.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
NET SALES
Aerospace & Defense	$84,072	83,067	256,707	228,769
Test	46,016	42,298	128,999	126,459
USG	42,577	52,894	139,179	157,639
Consolidated totals	$172,665	178,259	524,885	512,867

EBIT
Aerospace & Defense	$17,409	19,039	51,658	47,092
Test	7,177	5,927	17,483	14,791
USG	6,156	10,148	20,310	40,461
Corporate (loss)	(7,410)	(9,569)	(27,983)	(29,473)
Consolidated EBIT	23,332	25,545	61,468	72,871
Less: Interest expense	(1,523)	(1,878)	(5,264)	(5,586)
Earnings before income taxes	$21,809	23,667	56,204	67,285

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

9.    DEBT

The Company’s debt is summarized as follows:

	June 30,	September 30,
(In thousands)	2020	2019
Total borrowings	$151,577	285,000
Current portion of long-term debt and short-term borrowings	(21,577)	(20,000)
Total long-term debt, less current portion	$130,000	265,000

On September 27, 2019, the Company entered into a new five-year credit facility (“the Credit Facility”), modifying its previous credit facility which would have matured December 21, 2020. The Credit Facility includes a $500 million revolving line of credit, as well as provisions allowing for the increase of the credit facility commitment amount by an additional $250 million, if necessary, with the consent of the lenders. The bank syndication supporting the facility is comprised of a diverse group of eight banks led by JP Morgan Chase Bank, N.A., as Administrative Agent. The Credit Facility matures September 27, 2024.

At June 30, 2020, the Company had approximately $340 million available to borrow under the Credit Facility, plus the $250 million increase option, subject to lender approval, in addition to $104.7 million cash on hand. The Company classified $20.0 million as the current portion of long-term debt as of June 30, 2020, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $9.9 million at June 30, 2020.

Interest on borrowings under the Credit Facility is calculated at a spread over either the London Interbank Offered Rate (LIBOR ), the New York Federal Reserve Bank Rate or the prime rate, depending on various factors. The Credit Facility also requires a facility fee ranging from 10 to 25 basis points per annum on the unused portion. The Credit Facility is secured by the unlimited guaranty of the Company’s direct and indirect material U.S. subsidiaries and the pledge of 100% of the equity interests of its direct and indirect material foreign subsidiaries. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 3.24% and 3.22% for the three and nine-month periods ending June 30, 2020, respectively , and 3.21% and 3.22% for the three and nine-month periods ending June 30, 2019. As of June 30, 2020, the Company was in compliance with all covenants.

10.  INCOME TAX EXPENSE

The third quarter 2020 effective income tax rate from continuing operations was 14.3% compared to 19.5% in the third quarter of 2019. The effective income tax rate in the first nine months of 2020 was 15.9% compared to 19.4% for the first nine months of 2019. The income tax expense in the third quarter and first nine months of 2020 was favorably impacted by the following items: 1) additional tax benefits on share-based compensation that vested during the quarter decreasing the third quarter and year-to-date effective tax rate by 1.4% and 0.6%, respectively; 2) research credits and other 2019 tax return to provision true-ups decreasing the third quarter and year-to-date effective tax rate by 1.6% and 0.6%, respectively; and 3) an increase in the available 2019 and 2020 foreign tax credit which was attributable to new information and tax planning strategies, for which the combined effect was a 6.3% reduction in the third quarter effective tax rate and a 2.4% reduction in the year-to-date effective tax rate. The income tax expense was favorably impacted in the second quarter of 2020 by the release of a valuation allowance of $2.8 million for foreign net operating losses decreasing the year-to-date effective tax rate by 5.1%.

The income tax expense in the third quarter and first nine months of 2019 was favorably impacted by tax planning strategies to increase the foreign tax credits claimed retrospectively. The Company reduced the valuation allowance for excess foreign tax credits by $2.4 million ($2.3 million in the second quarter of 2019 and $0.1 million in the third quarter of 2019) and recorded an amended return receivable of $0.3 million ($0.2 million in the second quarter of 2019 and $0.1 million in the third quarter of 2019) which favorably impacted the third quarter and year-to-date effective tax rate of 2019 by 1.4% and 4.3%, respectively. Income tax expense in the third quarter and first nine months of 2019 was also favorably impacted by additional tax benefits on share-based compensation that vested during the quarter decreasing the effective tax rate by 1.8% and 0.6%, respectively. A non-automatic accounting method change filed with the 2018 tax return was approved by the Internal Revenue Service during the third quarter of 2019 and favorably impacted the third quarter and year-to-date effective tax rate by 1.1% and 0.4%, respectively.

11.  SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three and nine months of 2020 and 2019 is shown below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019

Common stock
Beginning balance	306	305	306	305
Stock plans	1	1	1	1
Ending balance	307	306	307	306

Additional paid-in-capital
Beginning balance	294,787	293,612	292,408	291,190
Stock plans	(2,156)	(2,408)	223	14
Ending balance	292,631	291,204	292,631	291,204

Retained earnings
Beginning balance	785,184	643,018	684,741	606,836
Net earnings common stockholders	18,687	20,067	123,286	56,181
Dividends paid	(2,084)	(2,082)	(6,240)	(6,227)
Adoption of accounting standards updates	—	—	—	4,213
Ending balance	801,787	661,003	801,787	661,003

Accumulated other comprehensive income (loss)
Beginning balance	(46,936)	(35,280)	(43,974)	(31,528)
Foreign currency translation	2,802	1,840	(160)	(2,013)
Pension	—	—	—	—
Forward exchange contracts	—	(7)	—	94
Ending balance	(44,134)	(33,447)	(44,134)	(33,447)

Treasury stock
Beginning balance	(107,134)	(107,259)	(107,259)	(107,394)
Issued under stock plans	—	—	125	135
Ending balance	(107,134)	(107,259)	(107,134)	(107,259)

Total equity	943,457	811,807	943,457	811,807

12.  RETIREMENT PLANS

A summary of net periodic benefit expense for the Company’s defined benefit plans for the three and nine-month periods ended June 30, 2020 and 2019 is shown in the following table. Net periodic benefit cost for each period presented is comprised of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Defined benefit plans
Interest cost	$616	875	2,264	2,626
Expected return on assets	(1,067)	(1,086)	(3,149)	(3,259)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	715	487	1,801	1,461
Net periodic benefit cost	$264	276	916	828

13.  DERIVATIVE FINANCIAL INSTRUMENTS

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. In 2018, the Company entered into three interest rate swaps with a notional amount of $150 million to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt, of which one swap is outstanding as of June 30, 2020. In addition, the Company’s Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. The Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized may differ for open positions, which remain subject to ongoing market price fluctuations until settlement. All derivative instruments are reported in either accrued expenses or other assets on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. The interest rate swaps entered into during 2018 were not designated as cash flow hedges and, therefore, the gain or loss on the derivative is reflected in earnings each period.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type as of June 30, 2020:

	Notional		Fair Value
(In thousands)	amount		(US$)	Fix Rate
Forward contracts	5,000	USD	(106)
Interest rate swap	150,000	USD	(1,485)	2.24%

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2020 and September 30, 2019 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, debt and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of June 30, 2020:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Forward contracts and interest rate swaps	$—	(1,591)	$—	(1,591)

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. As more fully described in note 7, events and changes in circumstances for the NRG reporting unit and certain reporting units in our Aerospace & Defense segment resulting from the COVID-19 pandemic required that the property, plant and equipment, and other intangible assets of those businesses be reviewed for impairment. No impairments were recorded during the three and nine-month periods ended June 30, 2020.

15.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three and nine-month periods ended June 30, 2020 are presented in the tables below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The table below also include a reconciliation of the disaggregated revenue within each reportable segment on a continuing operations basis.

Three Months Ended June 30, 2020	Aerospace
(In thousands)	& Defense	Test	USG	Total
Customer type:
Commercial	$37,485	$38,737	$39,740	$115,962
U.S. Government	46,587	7,279	2,837	56,703
Total revenues	$84,072	$46,016	$42,577	$172,665

Geographic location:
United States	$73,476	$19,441	$26,499	$119,416
International	10,596	26,575	16,078	53,249
Total revenues	$84,072	$46,016	$42,577	$172,665

Revenue recognition method:
Point in time	$36,461	$9,138	$27,765	$73,364
Over time	47,611	36,878	14,812	99,301
Total revenues	$84,072	$46,016	$42,577	$172,665

Nine Months Ended June 30, 2020	Aerospace
(In thousands)	& Defense	Test	USG	Total
Customer type:
Commercial	$130,817	$107,931	$135,711	$374,459
U.S. Government	125,890	21,068	3,468	150,426
Total revenues	$256,707	$128,999	$139,179	$524,885

Geographic location:
United States	$219,640	$69,399	$90,155	$379,194
International	37,067	59,600	49,024	145,691
Total revenues	$256,707	$128,999	$139,179	$524,885

Revenue recognition method:
Point in time	$118,660	$26,157	$100,289	$245,106
Over time	138,047	102,842	38,890	279,779
Total revenues	$256,707	$128,999	$139,179	$524,885

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At June 30, 2020, the Company had $550.5 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 72% in the next twelve months.

Contract assets and liabilities

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At June 30, 2020, contract assets and liabilities totaled $101.5 million and $87.4 million, respectively.  During the first nine months of 2020, the Company recognized approximately $47.1 million in revenues that were included in the contract liabilities balance at the adoption date.

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Dollars in thousands)	2020	2020
Finance lease cost
Amortization of right-of-use assets	$540	$1,622
Interest on lease liabilities	319	970
Operating lease cost	1,474	4,399
Total lease costs	$2,333	$6,991

Additional information related to leases are shown below:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Dollars in thousands)	2020	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,452	$4,334
Operating cash flows from finance leases	319	655
Financing cash flows from finance leases	418	1,145
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$53	$22,072
Weighted-average remaining lease term
Operating leases		6.64	years
Finance leases		12.76	years
Weighted-average discount rate
Operating leases		3.14%
Finance leases		4.29%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on June 30, 2020:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2020 (excluding the nine months ended June 30, 2020)	$1,294	718
2021	4,664	2,930
2022	4,005	3,011
2023	3,057	3,094
2024 and thereafter	7,633	31,416
Total minimum lease payments	20,653	41,169
Less: amounts representing interest	2,021	10,502
Present value of net minimum lease payments	$18,632	30,667
Less: current portion of lease obligations	4,275	1,908
Non-current portion of lease obligations	14,357	28,759
ROU assets	$18,351	27,535

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

*    Not applicable for operating leases

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID-19 TRENDS AND UNCERTAINTIES

The COVID-19 global pandemic has created significant and unprecedented challenges, and during these highly uncertain times, our top priority remains the health and safety of our employees, customers and suppliers, thereby securing the financial well-being of the Company and supporting business continuity. Our businesses have been deemed essential and are currently operational, supplying our customers with vital and necessary products. To date, our global supply chains have not been materially affected by the global pandemic. Given our diverse portfolio of strong, durable businesses serving non-discretionary end-markets, the strength and resilience of our business model positions us to continue to support our long-term outlook.

Recognizing the uncertainty presented by this global pandemic, we are suspending our full-year 2020 financial guidance. Our businesses are facing varying levels of pressure depending on the markets they serve as outlined below and the impact on our business cannot be reasonably estimated at this time. In response to COVID-19, we have taken decisive actions to enhance our financial condition, while continuing to execute our long-term strategy for profitable growth. Some of the actions we have taken include: deferring a portion of executive compensation, reducing discretionary spending, minimizing capital spending, implementing hiring and salary freezes, and increasing our focus on optimizing free cash flow. These operational measures are prudent steps to maintain our liquidity and will help manage our financial flexibility as we work through near-term volatility. As of June 30, 2020, we had nearly $700 million of liquidity, with $105 million in cash, net debt of approximately $47 million. Additionally, we have no debt maturities nor repayment obligations coming due and payable until September 2024. The Company has made no changes to its dividend plan. We are also monitoring the impacts of COVID-19 on the fair value of assets. We do not currently anticipate any material impairments on assets as a result of COVID-19. A portion of our workforce has worked from home at times due to COVID-19, however we have not had to redesign or design new internal controls over financial reporting at this time. Depending on the duration of COVID-19, it may become necessary for us to redesign or design new internal controls over financial reporting in a future period. We do not believe such an event will have a material impact on our business. Further details by operating segment are outlined below.

In our A&D segment, our third quarter revenues were negatively impacted by a decrease of approximately $4 million as compared to our expectations in April 2020 and we continue to see a slowdown in commercial aerospace deliveries and revenues over the remainder of the year. For the quarter ended June 30, 2020, the economic uncertainty, changes in the propensity for the general public to travel by air, and reductions in demand for commercial aircraft as a result of the COVID-19 pandemic have adversely impacted net sales and operating results in certain of our Aerospace and Defense reporting units and was determined to be an event and change in circumstances that required a quantitative review of goodwill and other intangible assets for impairment. We determined that there was no impairment during the three and nine months ended June 30, 2020 and the fair value of each reporting unit reviewed substantially exceeded carrying value, with the exception of Mayday where fair value exceeded carrying value by 8%. At June 30, 2020, we had $30 million of goodwill recorded for Mayday. The valuation methodology we use involves estimates of discounted cash flows, which are subject to change, and if they change negatively it could result in the need to write down those assets to fair value. We will continue to monitor the impacts of COVID-19 on the fair value of assets. The defense portion of A&D, both military aerospace and navy products is expected to remain at approximately historical business levels given its backlog coupled with the timing of expected platform deliveries.

In our Test segment, our third quarter revenues were negatively impacted by a decrease of approximately $6 million as compared to our expectations in April 2020 due to the China facility’s temporary three-week shutdown in February, and delayed timing of installation projects caused by access limitations to customer sites due to COVID-19. We expect the Test segment to remain at relatively normal business levels over the remainder of the year given the strength of its backlog and its served markets, primarily related to new communications technologies such as 5G.

In our USG segment, our third quarter revenues were negatively impacted by approximately $7 million as compared to our expectations in April 2020 as several utility customers continued to defer purchase orders and maintenance-related project deliveries so they could divert resources to other issues such as critical power delivery given their concerns around COVID-19. Additionally, Doble’s service business continued to largely be on hold during the pandemic. We expect USG’s customer spending softness to continue for the next few quarters before returning to normal levels. We reviewed the long-lived assets, including goodwill, of our NRG business for impairment that had $8 million of goodwill as of June 30, 2020. While the quantitative review determined that there was no impairment, the fair value of that reporting unit exceeded carrying value by 10%. The valuation methodology we use involves estimates of discounted cash flows, which are subject to change, and if they change negatively it could result in the need to write down those assets to fair value. We will continue to monitor the impacts of COVID-19 on the fair value of assets.

See the “Outlook” and “Part II – Other Information, Item 1A, Risk Factors” sections below for additional details.

RESULTS OF OPERATIONS

References to the third quarters of 2020 and 2019 represent the three-month periods ended June 30, 2020 and 2019, respectively.

OVERVIEW

In the third quarter of 2020, sales, net earnings and diluted earnings per share from continuing operations were $172.7 million, $18.7 million and $0.72 per share, respectively, compared to $178.3 million, $19.0 million and $0.73 per share, respectively, in the third quarter of 2019. In the first nine months of 2020, sales, net earnings and diluted earnings per share from continuing operations were $524.9 million, $47.3 million and $1.81, respectively, compared to $512.9 million, $54.2 million and $2.07 per share, respectively, in the first nine months of 2019. The decrease in net earnings and diluted earnings per share in the first nine months of 2020 as compared to the first nine months of 2019 was mainly due to the gain of approximately $8 million on the sale of the Doble Watertown property in the first quarter of 2019.

NET SALES

In the third quarter of 2020, net sales of $172.7 million were $5.6 million, or 3.1%, lower than the $178.3 million in the third quarter of 2019. In the first nine months of 2020, net sales of $524.9 million were $12.0 million, or 2.3%, higher than the $512.9 million in the first nine months of 2019. The decrease in net sales in the third quarter of 2020 as compared to the third quarter of 2019 was due to a $10.3 million decrease in the USG segment, partially offset by a $3.7 million increase in the Test segment and a $1.0 million increase in the Aerospace & Defense segment. The increase in net sales in the first nine months of 2020 as compared to the first nine months of 2019 was due to a $27.8 million increase in the Aerospace & Defense segment and a $2.7 million increase in the Test segment, partially offset by an $18.5 million decrease in the USG segment.

-Aerospace & Defense (A&D)

In the third quarter of 2020, net sales of $84.1 million were $1.0 million, or 1.2%, higher than the $83.1 million in the third quarter of 2019. In the first nine months of 2020, net sales of $256.7 million were $27.9 million, or 12.2%, higher than the $228.8 million in the first nine months of 2019. The sales increase in the third quarter of 2020 compared to the third quarter of 2019 was mainly due to the addition of $7.9 million in net sales from Globe, a $2.4 million increase in net sales at VACCO due to increased revenue from space products and a $0.5 million increase in net sales at Westland, partially offset by a $4.2 million decrease in net sales at PTI due to lower aerospace assembly shipments, a $3.5 million decrease in net sales at Crissair, and a $2.1 million decrease in net sales at Mayday all due to the impacts of COVID-19. The sales increase in the first nine months of 2020 compared to the first nine months of 2019 was due to the addition of $25.7 million in net sales from Globe, a $7.8 million increase in net sales at VACCO due to increased revenue from space products, partially offset by $2.2 million decrease in net sales at Crissair, a $1.6 million decrease in net sales at Westland due to timing of revenue on government programs, a $1.6 million decrease in net sales at Mayday, and a $0.2 million decrease in net sales at PTI.

-Test

In the third quarter of 2020, net sales of $46.0 million were $3.7 million, or 8.7%, higher than the $42.3 million in the third quarter of 2019. In the first nine months of 2020, net sales of $129.0 million were $2.5 million, or 2.0%, higher than the $126.5 million in the first nine months of 2019. The increase in the third quarter and first nine months of 2020 compared to the corresponding periods of 2019 was primarily due to higher sales from the segment’s Asian operations due to the catch up in shipments as the China facility had a temporary three-week shutdown during the second quarter due to COVID-19 and higher sales from the segment’s European operations due to the timing of test and measurement chamber projects.

-USG

In the third quarter of 2020, net sales of $42.6 million were $10.3 million, or 19.5% lower than the $52.9 million in the third quarter of 2019. In the first nine months of 2020, net sales of $139.2 million were $18.4 million, or 11.7%, lower than the $157.6 million in the first nine months of 2019. The decrease in the third quarter and first nine months of 2020 compared to the corresponding periods of 2019 was mainly due to lower product and software sales at Doble primarily driven by the impact of COVID-19 as customers delayed orders and on-site testing.

ORDERS AND BACKLOG

Backlog from continuing operations was $550.5 million at June 30, 2020 compared with $451.6 million at September 30, 2019. The Company received new orders totaling $157.8 million in the third quarter of 2020 compared to $170.7 million in the third quarter of 2019. Of the new orders received in the third quarter of 2020, $65.9 million related to Aerospace & Defense products, $41.5 million related to Test products, and $50.4 million related to USG products. Of the new orders received in the third quarter of 2019, $71.2 million related to Aerospace & Defense products, $44.1 million related to Test products, and $55.4 million related to USG products.

The Company received new orders totaling $623.9 million in the first nine months of 2020 compared to $561.3 million in the first nine months of 2019. Of the new orders received in the first nine months of 2020, $350.9 million related to Aerospace & Defense products, $121.8 million related to Test products, and $151.2 million related to USG products. Of the new orders received in the first nine months of 2019, $255.7 million related to Aerospace & Defense products, $147.1 million related to Test products, and $158.5 million related to USG products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses from continuing operations for the third quarter of 2020 were $36.9 million (21.4% of net sales), compared with $41.2 million (23.1% of net sales) for the third quarter of 2019. For the first nine months of 2020, SG&A expenses were $119.0 million (22.7% of net sales) compared to $119.1 million (23.2% of net sales) for the first nine months of 2019. The decrease in SG&A in the third quarter and first nine months of 2020 compared to the corresponding periods of 2019 was mainly due to lower discretionary spending related to travel and other discretionary expenses due to the COVID-19 pandemic; partially offset by the addition of Globe.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets from continuing operations was $5.5 million and $16.6 million for the third quarter and first nine months of 2020, respectively, compared to $4.4 million and $13.2 million for the corresponding periods of 2019. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the third quarter and first nine months of 2020 compared to the corresponding periods of 2019 was mainly due to an increase in amortization of intangible assets related to the Globe acquisition and an increase in amortization of capitalized software at Doble.

OTHER (INCOME) EXPENSES, NET

Other income, net, was ($0.8) million in the third quarter of 2020 compared to other expenses, net, of $2.0 million in the third quarter of 2019. The principal component of other income, net, in the third quarter of 2020 was a gain on derivative instruments of $0.5 million. The principal component of other expenses, net, in the third quarter of 2019 was $0.8 million of restructuring charges related to the consolidation of VACCO’s aircraft/aerospace business into PTI’s aerospace facility in Oxnard, California and the completion of other restructuring activities begun in 2018; and losses on derivative instruments.

Other expenses, net, was $0.2 million in the first nine months of 2020 compared to other income, net, of ($3.4) million in the first nine months of 2019. There were no individually significant items in other expenses (income), net, in the first nine months of 2020. The principal component of other income, net, in the first nine months of 2019 was a gain of approximately $8 million on the sale of the Doble Watertown, MA building and land, partially offset by certain restructuring activities at Doble, PTI and VACCO and losses on derivative instruments.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 8 to the Consolidated Financial Statements, above. EBIT was $23.3 million (13.5% of net sales) for the third quarter of 2020 compared to $25.5 million (14.3% of net sales) for the third quarter of 2019. For the first nine months of 2020, EBIT was $61.5 million (11.7% of net sales) compared to $72.9 million (14.2% of net sales) for the first nine months of 2019.

The following table presents a reconciliation of EBIT to net earnings from continuing operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Consolidated EBIT	$23,332	25,545	61,468	72,871
Less: Interest expense, net	(1,523)	(1,878)	(5,264)	(5,586)
Less: Income tax	(3,122)	(4,622)	(8,931)	(13,068)
Net earnings from continuing operations	$18,687	19,045	47,273	54,217

-Aerospace & Defense

EBIT in the third quarter of 2020 was $17.4 million (20.7% of net sales) compared to $19.0 million (22.9% of net sales) in the third quarter of 2019. EBIT in the first nine months of 2020 was $51.7 million (20.1% of net sales) compared to $47.1 million (20.6% of net sales) in the first nine months of 2019. The decrease in EBIT in the third quarter of 2020 compared to the third quarter of 2019 was mainly due to a $1.8 million decrease at Crissair due to lower sales volumes, a $1.0 million decrease at VACCO due to product mix, an $0.8 million decrease at PTI due to lower sales volumes; partially offset by the $1.8 million contribution from Globe. The increase in EBIT in the first nine months of 2020 compared to the first nine months of 2019 was mainly due to the $6.4 million contribution from Globe; partially offset by a $1.5 million decrease at Crissair due to lower sales volumes. In addition, EBIT in the third quarter of 2020 was negatively impacted by $0.8 million of incremental costs associated with the COVID-19 pandemic.

-Test

EBIT in the third quarter of 2020 was $7.2 million (15.6% of net sales) compared to $5.9 million (14.0% of net sales) in the third quarter of 2019. EBIT in the first nine months of 2020 was $17.5 million (13.6% of net sales) compared to $14.8 million (11.7% of net sales) in the first nine months of 2019. The increase in EBIT in the third quarter and first nine months of 2020 compared to the corresponding periods of 2019 was primarily due to higher sales volumes from the segment’s Asian and European operations as mentioned above.

-USG

EBIT in the third quarter of 2020 was $6.2 million (14.5% of net sales) compared to $10.1 million (19.2% of net sales) in the third quarter of 2019. EBIT in the first nine months of 2020 was $20.3 million (14.6% of net sales) compared to $40.5 million (25.7% of net sales) in the first nine months of 2019. The decrease in EBIT in the third quarter of 2020 compared to the third quarter of 2019 was mainly due to a decrease in EBIT from Doble due to lower sales volumes of higher margin products and software mentioned above. The decrease in EBIT in the first nine months of 2020 as compared to the first nine months of 2019 was mainly due to the gain on sale of the Doble Watertown facility of approximately $8 million in the first quarter of 2019 as well as a decrease in EBIT from Doble due to lower sales volumes in the first nine months of 2020. In addition, EBIT in the third quarter of 2020 was negatively impacted by approximately $0.2 million of incremental costs associated with the COVID-19 pandemic and EBIT in the first quarter of 2020 was negatively impacted by approximately $0.6 million of facility move costs at Doble.

-Corporate

Corporate costs included in EBIT were $7.4 million and $28.0 million in the third quarter and first nine months of 2020, respectively, compared to $9.6 million and $29.5 million in the corresponding periods of 2019. The decrease in Corporate costs in the third quarter of 2020 and first nine months of 2020 compared to the corresponding periods of 2019 was mainly due to lower professional services and lower compensation expense.

INTEREST EXPENSE, NET

Interest expense was $1.5 million and $5.3 million in the third quarter and first nine months of 2020, respectively, and $1.9 million and $5.6 million in the corresponding periods of 2019. The decrease in interest expense in the third quarter of 2020 as compared to the third quarter of 2019 was mainly due to lower average outstanding borrowings ($151 million compared to $218 million) at relatively consistent average interest rates of 3.2%.

INCOME TAX EXPENSE

The third quarter 2020 effective income tax rate from continuing operations was 14.3% compared to 19.5% in the third quarter of 2019. The effective income tax rate in the first nine months of 2020 was 15.9% compared to 19.4% for the first nine months of 2019. The income tax expense in the third quarter and first nine months of 2020 was favorably impacted by the following items: 1) additional tax benefits on share-based compensation that vested during the third quarter and year-to-date quarter decreasing the effective tax rate by 1.4% and 0.6%, respectively; 2) research credits and other 2019 tax return to provision true-ups decreasing the third quarter and year-to-date effective tax rate by 1.6% and 0.6%, respectively; and 3) an increase in the available 2019 and 2020 foreign tax credit which was attributable to new information and tax planning strategies; for which the combined effect was a 6.3% reduction in the third quarter effective tax rate and a 2.4% reduction in the year-to-date effective tax rate. The income tax expense was favorably impacted in the second quarter of 2020 by the release of a valuation allowance of $2.8 million for foreign net operating losses decreasing the year-to-date effective tax rate by 5.1%.

The income tax expense in the third quarter and first nine months of 2019 was favorably impacted by tax planning strategies to increase the foreign tax credits claimed retrospectively. The Company reduced the valuation allowance for excess foreign tax credits by $2.4 million ($2.3 million in the second quarter of 2019 and $0.1 million in the third quarter of 2019) and recorded an amended return receivable of $0.3 million ($0.2 million in the second quarter of 2019 and $0.1 million in the third quarter of 2019) which favorably impacted the third quarter and year-to-date effective tax rate of 2019 by 1.4% and 4.3%, respectively. Income tax expense in the third quarter and first nine months of 2019 was also favorably impacted by additional tax benefits on share-based compensation that vested during the quarter decreasing the effective tax rate by 1.8% and 0.6%, respectively. A non-automatic accounting method change filed with the 2018 tax return was approved by the Internal Revenue Service during the third quarter of 2019 and favorably impacted the third quarter and year-to-date effective tax rate by 1.1% and 0.4%, respectively.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. The effects of COVID-19 have not materially affected liquidity. Working capital from continuing operations (current assets less current liabilities) increased to $271.1 million at June 30, 2020 from $229.8 million at September 30, 2019. Inventories increased by $27.3 million during this period due to a $12.3 million increase within the Aerospace & Defense segment, a $7.2 million increase within the Test segment and a $7.8 million increase within the USG segment, resulting primarily from the timing of receipt of raw materials and work-in-process due to timing of projects.

Net cash provided by operating activities from continuing operations was $53.8 million and $30.8 million in the first nine months of 2020 and 2019, respectively. The increase in net cash provided by operating activities from continuing operations in the first nine months of 2020 as compared to the first nine months of 2019 was driven by lower working capital requirements.

Capital expenditures from continuing operations were $28.3 million and $15.3 million in the first nine months of 2020 and 2019, respectively. The increase in the first nine months of 2020 was mainly due to the building improvement additions at the new Doble headquarters facility of approximately $7 million and a $2.7 million increase in capital expenditures at VACCO primarily for construction of a new parking lot and certain machinery and equipment. In addition, the Company incurred expenditures for capitalized software of $6.6 million and $6.2 million in the first nine months of 2020 and 2019, respectively.

Credit Facility

At June 30, 2020, the Company had approximately $340 million available to borrow under its bank credit facility, a $250 million increase option subject to lender approval, and $104.7 million cash on hand. At June 30, 2020, the Company had $150 million of outstanding borrowings under the credit facility, and $1.6 million of short-term borrowings in addition to outstanding letters of credit of $9.9 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Pension contributions

The Company paid $10 million of pension contributions during the third quarter of 2020. During the first quarter of 2020, the Company announced that it plans to terminate and annuitize the defined benefit pension plan during the fourth quarter of 2020.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on April 17, 2020 to stockholders of record as of April 2, 2020. Subsequent to June 30, 2020, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on July 16, 2020 to stockholders of record as of July 2, 2020.

OUTLOOK

During the second and third quarters of 2020, business disruptions related to the COVID-19 pandemic affected the Company’s operations. Given the considerable uncertainty regarding the extent and duration of these economic circumstances, it is difficult to predict how our future operations will be affected using our normal forecasting methodologies, therefore, the Company is suspending its previously issued fiscal year 2020 guidance.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that reflect or are based on current expectations, estimates, forecasts, projections or assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: the effects of the COVID-19 pandemic including any impairment to the Company’s assets, impacts to commercial aerospace, military and navy markets which the Company serves, and the strength of the markets served by the Company’s Test and USG segments; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the outcome of current litigation, claims and charges; timing of the repayment of the current portion of the Company’s long-term debt; future revenues from remaining performance obligations; fair values of reporting units; the Company’s ability to hedge against or otherwise manage market risks through the use of derivative financial instruments; the extent to which hedging gains or losses will be offset by losses or gains on related underlying exposures; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and this Quarterly Report on Form 10-Q, and the following: the impact of the COVID-19 pandemic including labor shortages, facility closures, material shortages, transportation delays, termination or delays of Company contracts, the inability of our suppliers or customers to perform, and weakening of economic conditions in served markets; the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future contract awards or customer orders; the appropriation, allocation and availability of Government funds; the termination of Government and other customer contracts or orders; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; labor disputes; changes in U.S. tax laws and regulations; other changes in laws and regulations including but not limited to changes in accounting standards and foreign taxation; changes in interest rates; costs relating to environmental matters arising from current or former facilities; and uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. In 2018, the Company entered into three interest rate swaps with a notional amount of $150 million to hedge some of its exposure to variability in future interest payments on variable rate debt, of which one swap is outstanding as of June 30, 2020. In addition, the Company’s Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. All derivative instruments are reported on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the respective derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. The interest rate swaps entered into during 2018 were not designated as cash flow hedges and, therefore, the gain or loss on the derivative is reflected in earnings each period. There has been no material change to the Company’s market risks since September 30, 2019. See Note 13 to the Consolidated Financial Statements in Item 1 of this Report for a summary of the Company’s outstanding derivative financial instruments as of June 30, 2020. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for further discussion about market risk.

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

The rapid spread of the COVID-19 virus, as well as the measures governments and private organizations have implemented in order to stem the spread of this pandemic, is resulting in significant worldwide disruptions and contractions in economic activity, including those resulting from “shelter in place” and similar orders, restrictions on non-essential business operations and travel, and increased unemployment. Significant governmental and business resources are being reallocated from normal governmental and business expenditures toward COVID-19 prevention and treatment as well as toward attempting to mitigate the effects of the pandemic on individuals physically or economically harmed by these disruptions.

The Company may be subject to postponement or cancellation of certain contracts to which it is a party, including a substantial number of government contracts which may be delayed or terminated for convenience without penalty. Current restrictions and conditions may also prevent or delay the Company in accessing customer facilities to deliver products and provide services, and may disrupt or delay the Company’s supply chain. While the Company's businesses have been classified as essential businesses and allowed to remain in operation in jurisdictions in which facility closures have been mandated, the Company can give no assurance that this will not change in the future or that the Company's businesses will be classified as essential in each of the jurisdictions in which it operates. Further, although the Company has implemented prevention procedures at its own facilities, including enhanced cleaning procedures, social distancing efforts and working from home where feasible, and substantially all of its facilities have so far remained in business, due to the nature of the COVID-19 pandemic, there can be no assurance that the Company will not suffer facility closures or other adverse effects on its business operations in the future.

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

Dated: August 10, 2020