Form 10-K
period 2020-09-30
ESCO TECHNOLOGIES INC
filed 2020-11-30
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of trading on March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on March 31, 2020: approximately $1,926,000,000.*

*For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

Number of shares of Common Stock outstanding at November 20,2020: 26,037,714

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Report incorporates by reference certain portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, which the registrant currently anticipates first sending to shareholders on or about December 16, 2020 (hereinafter, the “2020 Proxy Statement”).

i

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts and projections about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, without limitation, statements about: the effects of the continuing COVID-19 pandemic on the Company’s business and results of operations; the adequacy of the Company’s buildings, machinery and equipment; the adequacy of the Company’s credit facilities and future cash flows; the outcome of litigation, claims and charges; future costs relating to environmental matters; repayment of debt within the next twelve months; the outlook for all or any part of 2021 and beyond, including amounts, timing and sources of 2021 sales, revenues, sales growth, Adjusted EBIT, EBITDA, Adjusted EBITDA and Adjusted EPS and comparisons with 2020; interest on Company debt obligations; the ability of expected hedging gains or losses to be offset by losses or gains on related underlying exposures; the Company’s ability to increase shareholder value; acquisitions; income tax expense and the Company’s expected effective tax rate; Management’s assumptions about future liability under the Company’s postretirement benefit plans; the recognition of unrecognized compensation costs related to share-based compensation arrangements; the Company’s exposure to market risk related to interest rates and to foreign currency exchange risk; the likelihood of future variations in the Company’s assumptions or estimates used in recording contracts and expected costs at completion under the percentage of completion method; the Company’s estimates and assumptions used in the preparation of its financial statements; costs and estimated earnings from long-term contracts; valuation of inventories; estimates of uncollectible accounts receivable; the risk of goodwill impairment; the Company’s estimates utilized in software revenue recognition, non-cash depreciation and the amortization of intangible assets; the valuation of deferred tax assets; estimates of future cash flows and fair values in connection with the risk of goodwill impairment; amounts of NOL not realizable and the timing and amount of the reduction of unrecognized tax benefits; the effects of implementing recently issued accounting pronouncements; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-K, and the Company undertakes no duty to update the information in this Form 10-K except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described herein under “Item 1A, Risk Factors,” and the following: the duration, scope and effects of the COVID-19 pandemic; the availability of viable COVID-19 vaccines; the impacts of labor disputes, civil disorder, wars, elections, political changes, tariffs and trade disputes, terrorist activities or natural disasters on the Company’s operations and those of the Company’s customers and suppliers; inability to access work sites; the timing and content of future customer orders; the appropriation and allocation of Government funds; the termination for convenience of Government and other customer contracts or orders; the timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; material changes in the cost of credit; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; the Company’s inability to successfully execute internal restructuring and other plans; and the integration of recently acquired businesses.

ii

PART I

Item 1. Business

The Company

The Registrant, ESCO Technologies Inc. (ESCO), is a global provider of highly engineered filtration and fluid control products for the aviation, navy, space and process markets worldwide, as well as composite-based products and solutions for navy, defense and industrial customers; is an industry leader in RF shielding and EMC test products; and provides diagnostic instruments, software and services for the benefit of industrial power users and the electric utility and renewable energy industries. ESCO is focused on generating predictable and profitable long-term growth through continued innovation and expansion of its product offerings across each of its business segments. ESCO conducts its business through a number of wholly-owned direct and indirect subsidiaries. ESCO and its subsidiaries are referred to in this Report as “the Company.” ESCO’s corporate strategy is centered on a multi-segment approach designed to enhance the strength and sustainability of sales and earnings growth by providing lower risk through diversification. Its stock is listed on the New York Stock Exchange, where its ticker symbol is “ESE”.

The Company’s fiscal year ends September 30. Throughout this Annual Report, unless the context indicates otherwise, references to a year (for example 2020) refer to the Company’s fiscal year ending on September 30 of that year, and references to the “Consolidated Financial Statements” refer to the Consolidated Financial statements included in the Financial Information section of this Annual Report beginning on page F-1, an Index to which is provided on page F-1.

The Company classifies its business operations in segments for financial reporting purposes. The Company’s three reportable segments during 2020, together with the significant domestic and foreign operating subsidiaries within each segment, are as follows:

Aerospace & Defense (formerly called Filtration/Fluid Flow):

PTI Technologies Inc. (PTI)

VACCO Industries (VACCO)

Crissair, Inc. (Crissair)

Westland Technologies, Inc. (Westland)

Mayday Manufacturing Co. (Mayday)

Hi-Tech Metals, Inc. (Hi-Tech)

Globe Composite Solutions, LLC (Globe)

Utility Solutions Group (USG):

Doble Engineering Company

Morgan Schaffer Ltd. (Morgan Schaffer)

NRG Systems, Inc. (NRG)

Except as the context otherwise indicates, the term “Doble” as used herein includes Doble Engineering Company, Morgan Schaffer and the Company’s other USG subsidiaries except NRG.

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

ESCO is continually seeking ways to reduce overall operating costs, streamline business processes and enhance the branding of its products and services. During 2018, the Company undertook several restructuring actions involving the closure of Doble’s sales offices in Norway, China, Mexico and Dubai as part of its consolidation of the global distribution channels of Doble and Morgan Schaffer. During 2019, Doble sold its headquarters facility in Watertown, Massachusetts, and during 2020, it consolidated its headquarters operations into a single, more cost-efficient facility in Marlborough, Massachusetts. Doble has also announced its intention to close its facility in Toronto, Ontario by early in the second quarter of 2021 and to consolidate the production of its Manta product line with existing Doble instruments.

ESCO is also continually seeking opportunities to supplement its growth by making strategic acquisitions. In March 2018, the Company acquired the assets of Manta Test Systems Ltd. (Manta); and in July 2019 the Company acquired Globe. More information about these acquired businesses is provided in the following section, “Products,” and in Note 2 to the Consolidated Financial Statements.

In December 2019, the Company sold the businesses comprising its former Technical Packaging segment and used the proceeds from the sale to pay down debt and for other corporate purposes, including the termination of the Company’s defined benefit pension plan. The Technical Packaging segment was reported as Discontinued Operations in 2020, and is presented as such for all periods in this report. See Note 2 to the Consolidated Financial Statements.

Products

The Company’s principal products are described below. See Note 14 to the Consolidated Financial Statements for financial information regarding business segments and 10% customers.

Aerospace & Defense

Beginning in the first quarter of 2020, Management renamed the Filtration/Fluid Flow (Filtration) segment as Aerospace & Defense to better reflect the composition of the segment’s products, end markets and customer characteristics. The Aerospace & Defense segment’s individual legal and operating entities, historical financial results, and management structure are unchanged from what was formerly presented as Filtration.

The Aerospace & Defense segment accounted for approximately 48%, 45% and 42% of the Company’s total revenue in 2020, 2019 and 2018, respectively.

The companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements and fluid control devices used in aerospace and defense applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned aircraft and submarines, products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; and metal processing services.

USG

The USG segment accounted for approximately 26%, 29% and 31% of the Company’s total revenue in 2020, 2019 and 2018, respectively.

Doble is an industry leader in the development, manufacture and delivery of diagnostic testing solutions that enable electric power grid operators to assess the integrity of high-voltage power delivery equipment. It combines three core elements for customers – diagnostic test and condition monitoring instruments, expert consulting, and testing services – and provides access to its large reserve of related empirical knowledge.

Doble has six offices in the United States and five international offices, one of which Doble intends to close in 2021 as mentioned above.

NRG is a global market leader in the design and manufacture of decision support tools for the renewable energy industry, primarily wind and solar.

Test

The Test segment accounted for approximately 26%, 26% and 27% of the Company’s total revenue in 2020, 2019 and 2018, respectively.

ETS-Lindgren is an industry leader in designing and manufacturing products which provide its customers with the ability to measure and contain magnetic, electromagnetic and acoustic energy. It supplies its customers with a broad range of isolated environments and turnkey systems, including RF test facilities, acoustic test enclosures, RF and magnetically shielded rooms, secure communication facilities, RF measurement systems and broadcast and recording studios. Many of these facilities include proprietary features such as shielded doors and windows. ETS-Lindgren also provides the design, program management, installation and integration services required to successfully complete these types of facilities.

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

The Company’s sales to international customers accounted for approximately 27%, 26% and 27% of the Company’s total revenue in 2020, 2019 and 2018, respectively. See Note 14 to the Consolidated Financial Statements for financial information by geographic area. See also Item 1A, “Risk Factors,” for a discussion of risks of the Company’s international operations.

Some of the Company’s products are sold directly or indirectly to the U.S. Government under contracts with the Army, Navy and Air Force and subcontracts with prime contractors of such entities. Direct and indirect sales to the U.S. Government, primarily related to the Aerospace & Defense segment, accounted for approximately 28%, 21%, and 23% of the Company’s total revenue in 2020, 2019 and 2018, respectively. See also “Government Contracts,” below, and see Item 1A, “Risk Factors,” and related risks for a discussion of risks of the Company’s government business.

Government Contracts

The Company contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government. Although VACCO and Westland have a number of “cost-plus” Government contracts, the Company’s Government contracts also include firm fixed-price contracts under which work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. All Government prime contracts and virtually all of the Company’s Government subcontracts provide that they may be terminated at the convenience of the Government or the customer. Upon such termination, the Company is entitled to receive equitable compensation from the customer for the work completed prior to termination. See “Marketing and Sales,” above, and see Item 1A, “Risk Factors,” for additional information regarding Government contracts and related risks.

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

A number of products in the Aerospace & Defense segment are based on patented or otherwise proprietary technology that sets them apart from the competition, such as VACCO’s proprietary quieting technology and Westland’s signature reduction solutions. In addition, Globe has developed significant manufacturing and logistics capability useful for special hull treatments for submarines. Globe has also obtained patent protection in the U.S. and Europe for a novel shielding curtain to be used with electromagnetic radiation scanning systems.

In the USG segment, the segment policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products and methods of operation for its businesses, as such developments are made. Doble is pursuing patent protection on improvements to its line of diagnostic equipment and NERC CIP compliance tools. Doble also holds an extensive library of apparatus performance information useful to entities that generate, distribute or consume electric energy. Doble makes part of this library available to registered users via an Internet portal. NRG is pursuing patent protection on its line of bat deterrent systems, which are designed to significantly reduce bat mortality at windfarms and in other applications where bat conservation is a concern.

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

Backlog

Total Company backlog of firm orders at September 30, 2020 was $517.4 million, representing an increase of $65.8 million (15%) from the backlog of $451.6 million at September 30, 2019. By segment, the backlog at September 30, 2020 and September 30, 2019, respectively, was $344.7 million and $276.3 million for Aerospace & Defense; $50.7 million and $41.7 million for USG; and $122.0 million and $133.6 million for Test. The Company estimates that as of September 30, 2020 domestic customers accounted for approximately 78% of the Company’s total firm orders and international customers accounted for approximately 22%. Of the total Company backlog at September 30, 2020, approximately 73% is expected to be completed in the fiscal year ending September 30, 2021.

Purchased Components and Raw Materials

The Company’s products require a wide variety of components and materials. Although the Company has multiple sources of supply for most of its materials requirements, certain components and raw materials are supplied by sole source vendors, and the Company’s ability to perform certain contracts depends on their performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities. However, the Company does have some risk of shortages of materials or components due to reliance on sole or limited sources of supply; and supplies of components and materials may also be impacted by disruptions due to COVID-19 as well as complications due to current or future trade policies. See Item 1A, “Risk Factors.”

The Aerospace & Defense segment purchases supplies from a wide array of vendors. In most instances, multiple vendors of raw materials are screened during a qualification process to ensure that there will not be an interruption of supply should one of them underperform or discontinue operations. Nonetheless, in some situations, there is a risk of shortages due to reliance on a limited number of suppliers or because of price fluctuations due to the nature of the raw materials. For example, aerospace-grade titanium and gaseous helium, important raw materials for our Aerospace & Defense segment subsidiaries, may at times be in short supply.

The USG segment manufactures electronic instrumentation through a network of regional contract manufacturers under long-term contracts. In general, USG purchases the same kinds of component parts as do other electronic products manufacturers, and it purchases only a limited amount of raw materials.

The Test segment is a vertically integrated supplier of electro-magnetic (EM) shielding and RF absorbing products, producing most of its critical RF components. This segment purchases significant quantities of raw materials such as polyurethane foam, polystyrene beads, steel, aluminum, copper, nickel and wood. Accordingly, it is subject to price fluctuations in the worldwide raw materials markets. While ETS-Lindgren has long-term contracts with a number of its suppliers, performance of these contracts is vulnerable to the risks described above and in Item 1A.

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

Primary competitors of the Aerospace & Defense segment include Pall Corporation, Moog, Inc., Safran (Sofrance), CLARCOR Inc., TransDigm (PneuDraulics), Marotta Controls, and Parker Hannifin.

Significant competitors of the USG segment include OMICRON electronics Corp., Megger Group Limited, Vaisala, and Qualitrol Company LLC (a subsidiary of Fortive Corporation).

The Test segment is a global leader in EM shielding. Significant competitors in this market include Rohde & Schwarz GMBH, Microwave Vision SA (MVG), TDK RF Solutions Inc., Albatross GmbH, IMEDCO AG, and Universal Shielding Corp.

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

Environmental Matters and Government Regulation

The Company is involved in various stages of investigation and cleanup relating to environmental matters. It is difficult to estimate the potential costs of such matters and the possible impact of these costs on the Company at this time due in part to: the uncertainty regarding the extent of pollution; the complexity and changing nature of Government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of cost recovery; the uncertain level of the Company’s responsibility for any contamination; the possibility of joint and several liability with other contributors under applicable law; and the ability of other contributors to make required contributions toward cleanup costs. Based on information currently available, the Company does not believe that the aggregate costs involved in the resolution of any of its environmental matters or compliance with Governmental regulations will have a material adverse effect on the Company’s financial condition or results of operations.

Human Capital

As of September 30, 2020, we employed 2,844 persons, including 2,713 full time employees. Of our full-time employees, 2,289 were located in the United States and 424 were located in 15 foreign countries.

We are dedicated to preserving operational excellence and remaining an employer of choice. We provide and maintain a work environment that is designed to attract, develop and retain top talent through offering our employees an engaging work experience that contributes to their career development. Through the ESCO Technologies Foundation, our charitable arm, and Company-sponsored wellness activities, we provide opportunities for meaningful civic involvement that not only support our communities but also provide experiences for our employees to promote a collaborative and rewarding work environment. We strive to maintain a culture that enables all employees to be treated with dignity and respect while devoting their best efforts to performing their jobs to the best of their respective abilities. We operate in a supportive culture that incorporates highly ethical behavior and reinforces our human rights commitment.

Our subsidiaries enjoy modest turnover at less than half the national average of our peer groups in U.S. industries. Of our workforce of more than 2,800 employees, fewer than 5% are contingent workers. We invest in creating a diverse, inclusive and safe work environment where our employees can deliver their workplace best every day. In fact, more than 60% of our U.S. employees come from diverse backgrounds.

We devote resources to training and development, including educational assistance for career-enhancing academic and professional programs. We also invest time in identifying high-potential future leaders and working with them on individual development plans. We recognize that our success is based on the collective talents and dedication of those we employ, and we are highly invested in their success.

Manufacture of our products and performance of our services requires the use of a variety of tools, equipment, materials and supplies. As a part of our commitment to the safety of our employees, customers and third parties, we have established safety programs, policies and procedures and training requirements for our employees. We also welcome employee involvement in local safety committees.

During 2020, we focused significant attention on the effective handling of the COVID-19 pandemic. Our response has included a re-layout of many of our factory floors and other personnel areas to ensure sufficient distancing in high density areas of our facilities. We also installed Plexiglas shields, modified training programs to comply with distancing requirements, limited visitor entry and increased virtual meetings, and adjusted shifts to aid in physical distancing. Additionally, we implemented the use of flexible and remote work arrangements and other creative solutions. Where applicable, we have also provided additional support through daily symptom checks and self-assessments. We have identified and/or developed resources to support employees and their families with additional time off, flexible schedules, employer paid benefits, and the identification of community resources.

We believe strong human capital acts as a competitive differentiator. We strive to ensure that we have the right leaders in place to drive our strategic initiatives not only today but also into the future. We are committed to a safe workplace and an ethical environment in which employees are respected in a culture of belonging and dignity and in which they can continually develop their skills and expertise to advance their careers.

Financing

For information about the Company’s credit facility, see Note 9 to the Consolidated Financial Statements, which is incorporated into this Item by reference.

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

Information about our Executive Officers

The following sets forth certain information as of November 1, 2020 with respect to the Company’s executive officers. These officers are elected annually to terms which expire at the first meeting of the Board of Directors after the next Annual Meeting of Stockholders.

Name	Age	Position(s)
Victor L. Richey	63	Chairman of the Board of Directors and Chief Executive Officer since April 2003; President since October 2006 *
Gary E. Muenster	60	Executive Vice President and Chief Financial Officer since February 2008; Director since February 2011
Alyson S. Barclay	61	Senior Vice President, Secretary and General Counsel since November 2008
*	Mr. Richey also serves as Chairman of the Executive Committee of the Board of Directors.

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

In addition to the risks and uncertainties discussed in that section and elsewhere in this Form 10-K, and risks and uncertainties that apply to businesses or public companies generally, the following important risk factors which are particularly applicable to the

Company’s business could cause actual results and events to differ materially from those contained in any forward-looking statements, or could otherwise materially adversely affect the Company’s business, operating results or financial condition:

COVID-19 Risks

The COVID-19 pandemic and its widespread effects on the United States and global economies may have a material adverse effect on our business which could continue for an unknown period of time.

The COVID-19 pandemic has significantly increased our economic, demand and operational uncertainty. The rapid worldwide spread of the COVID-19 virus, as well as the measures governments and private organizations have implemented in order to stem the spread of this pandemic, is resulting in significant worldwide disruptions and contractions in economic activity, including those resulting from “shelter in place” and similar orders, restrictions on non-essential business operations and travel, and increased unemployment. We have global operations, customers and suppliers, including in countries most impacted by COVID-19, and both the disease itself and the actions taken around the world to slow the spread of COVID-19 have impacted our customers and suppliers; and future developments could cause further disruptions to the Company due to the interconnected nature of our business relationships.

We have been and may continue to be subject to postponement or cancellation of certain contracts to which we are a party. We have also suffered a significant reduction in our commercial aircraft business due to slowdowns in OEM production and reduced flights, and this business is unlikely to return to pre-COVID levels for an unknown but possibly significant period of time. Current restrictions and conditions have and may continue to prevent or delay us in accessing customer facilities to deliver products and provide services, and may disrupt or delay our supply chain. Even though our businesses have been classified as essential businesses and allowed to remain in operation in jurisdictions in which facility closures have been mandated, we can give no assurance that this will not change in the future or that our businesses will be classified as essential in each of the jurisdictions in which we operate. Further, although we have implemented prevention measures at our own facilities, including enhanced cleaning procedures, social distancing efforts and working from home where feasible, and substantially all of our facilities have so far remained in business, we have occasionally incurred short-term disruptions in some facility operations, and due to the nature of the COVID-19 pandemic there can be no assurance that we will not suffer facility closures or other adverse effects on our business operations in the future.

These facts and circumstances may have a material adverse effect on our business, results of operations, financial condition and cash flows. The extent to which the COVID-19 pandemic will impact our business, results of operations, financial condition and cash flows in the future, and the length of time these impacts may continue, will depend on future developments that are highly uncertain and cannot be predicted at this time, including new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19 and the actions to contain its impact.

Risks Related to our Governmental and Aerospace Business

Our sales of products to the Government depend upon continued Government funding.

Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. Over the past three fiscal years, from 21% to 28% of our revenues have been generated from sales to the U.S. Government or its contractors, primarily within our Aerospace & Defense segment. These sales are dependent on government funding of the underlying programs, which is generally subject to annual Congressional appropriations. There could be reductions or terminations of, or delays in, the government funding on programs which apply to us or our customers. These funding effects could adversely affect our sales and profit, and could bring about a restructuring of our operations, which could result in an adverse effect on our financial condition or results of operations. A significant portion of VACCO’s, Westland’s and Globe’s sales involve major U.S. Government programs such as NASA’s Space Launch System (SLS) and U.S. Navy submarines. A reduction or delay in Government spending on these programs could have a significant adverse impact on our financial results which could extend for more than a single year.

Our Government business increases the risk that we may not realize the full amount of our backlog.

As of September 30, 2020, our twelve-month backlog was approximately $375 million, which represents confirmed orders we believe will be recognized as revenue within the next twelve months. There can be no assurance that our customers will purchase all the orders represented in our backlog, particularly as to contracts which are subject to the U.S. Government’s and its subcontractors’ ability to modify or terminate major programs or contracts, and if and to the extent that this occurs, our future revenues could be materially reduced.

The end of customer product life cycles could negatively affect our Aerospace & Defense segment’s results.

Many of our Aerospace & Defense segment products are sold to be components in our customers’ end-products. If a customer discontinues a certain end-product line, our ability to continue to sell those components will be reduced or eliminated. The result could be a significant decrease in our sales. For example, a substantial portion of PTI’s revenue is generated from commercial aviation aftermarket sales. As certain aircraft are retired and replaced by newer aircraft, there could be a corresponding decrease in sales associated with our current products. Such a decrease could adversely affect our operating results.

Risks Related to our International Business

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

In addition, increases in foreign-country tariffs applicable to our exported products could increase the effective prices of our products to our customers in those countries unless we are able to offset the tariffs by reducing our selling prices. Any or all of these factors could decrease the demand for our products, reduce our profitability, and/or make our products less competitive than those of other manufacturers that are not subject to the same tariffs. For example, during 2019 and 2020 increased tariffs imposed by China on US origin goods have adversely affected sales of NRG’s products in China by increasing their prices to Chinese customers.

In addition, trade restrictions against certain foreign-made products or entities may adversely affect our business and our ability to compete in certain markets. Our business may also be impacted by the ongoing trade tensions between the US and China which are causing US goods to be viewed in a less favorable light by Chinese customers.

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

In 2020, approximately 27% of our net sales were to customers outside the United States. Increases in international tariffs resulting from changes in domestic or foreign trade policies could increase the costs of the raw materials used in our products and/or the costs of our products. In addition, an economic downturn or an adverse change in the political situation in certain foreign countries in which we do business could cause a decline in revenues and adversely affect our financial condition. For example, our Test segment does significant business in Asia, and changes in the Asian political climate or political changes in specific Asian countries could negatively affect our business; several of our subsidiaries are based in Europe and could be negatively impacted by weakness in the European economy; Doble’s UK-based business could be adversely affected by Brexit; and Doble’s future business in the Middle East could be adversely affected by continuing political unrest, wars and terrorism in the region.

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

Risks Related to our Manufacturing and Sales Operations and Technology

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

The cost of raw materials and product components is a major element of the total cost of many of our products. For example, our Test segment’s critical components rely on purchases of raw materials from third parties. Increases in the prices of raw materials (such as steel, copper, nickel, zinc, wood and petrochemical products) could have an adverse impact on our business by, among other things, increasing costs and reducing margins. Aerospace-grade titanium and gaseous helium, important raw materials for our Aerospace & Defense segment, may at times be in short supply. Further, some of Doble’s items of equipment which are provided to its customers for their use are in the maturity of their life cycles, which creates the risk that replacement components may be unavailable or available only at increased costs.

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

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and sale of our products and the products of third-party vendors which we use or resell, many of which are mission-critical to our customers. If there are claims related to defective products (under warranty or otherwise), particularly in a product recall situation, we could be faced with significant expenses in replacing or repairing the product. For example, the Aerospace & Defense segment obtains raw materials, machined parts and other product components from suppliers who provide certifications of quality which we rely on. Should these product components be defective and pass undetected into finished products, or should a finished product contain a defect, we could incur significant costs for repairs, re-work and/or removal and replacement of the defective product. In addition, if a dispute over product claims cannot be settled, arbitration or litigation may result, requiring us to incur attorneys’ fees and exposing us to the potential of damage awards against us.

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

Risks Related to Our Business Strategy and Corporate Structure

Changes in testing standards could adversely impact our Test and USG segments’ sales.

A significant portion of the business of our USG and Test segments involves sales to technology customers who need to have a third party verify that their products meet specific international and domestic test standards. If regulatory agencies were to eliminate or reduce certain domestic or international test standards, or if demand for product testing from these customers were to decrease for some other reason, our sales could be adversely affected. For example, if a regulatory authority were to relax the test standards for certain electronic devices because they were determined not to interfere with the broadcast spectrum, or if new wireless communication technologies were developed that required less testing or different types of testing, our sales of certain testing products could be significantly reduced.

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

At September 30, 2020, the Company’s physical properties, including those described in the table below, comprised approximately 1,504,000 square feet of floor space, of which approximately 614,000 square feet were owned and approximately 890,000 square feet were leased. The table below includes the Company’s principal physical properties. The Company does not believe any of the omitted properties, consisting primarily of office and/or warehouse space, are individually or collectively material to its operations or business. See also Notes 15 and 16 to the Consolidated Financial Statements.

[Table is on following page]

			Principal Use(s)
			(M=Manufacturing,
	Approx.	Owned / Leased (with	E=Engineering, O=Office,	Operating
Location	Sq. Ft.	Expiration Date)	W=Warehouse)	Segment
Modesto, CA	181,500	Leased (9/30/2023)	M, E, O,W	Aerospace & Defense
Denton, TX	145,000	Leased (9/30/2029, plus options)	M, E, O, W	Aerospace & Defense
Cedar Park, TX	130,000	Owned	M, E, O, W	Test
Oxnard, CA	127,400	Owned	M, E, O, W	Aerospace & Defense
South El Monte, CA	100,100	Owned	M, E, O, W	Aerospace & Defense
Durant, OK	100,000	Owned	M, O, W	Test
Valencia, CA	79,300	Owned	M, E, O	Aerospace & Defense
Marlborough, MA	79,100	Leased (2/28/2037)	M, E, O, W	USG
Hinesburg, VT	77,000	Leased (4/30/2029)	M, E, O, W	USG
Stoughton, MA	71,400	Leased (1/31/2029)	M, E, O, W	Aerospace & Defense
South El Monte, CA	63,300	Leased (various term ends)	M, O, W	Aerospace & Defense

Eura, Finland	41,500	Owned	M, E, O, W	Test
Tianjin, China	38,100	Leased (11/19/2027)	M, E, O	Test
Minocqua, WI	35,400	Owned	M, O, W	Test
LaSalle (Montreal), Québec	35,200	Leased (8/31/21) *	M, E, O	USG
Beijing, China	33,300	Leased (12/21/2024)	M, E, O	Test
Avon, MA	30,000	Leased (5/31/2022)	W	Aerospace & Defense
Ontario, CA	26,900	Leased (8/31/2025)	M, E, O, W	USG
St. Louis, MO	21,500	Leased (8/31/2025)	ESCO Corporate Office	Corporate
Mississauga, Ontario	15,600	Leased (11/30/2023)	M, E, O, W	USG
Morrisville, NC	11,600	Leased (1/31/2027)	O	USG
Wood Dale, IL	10,700	Leased (6/30/2024)	E, O	Test
*	The Company intends not to renew this lease and to move these operations to 38,400 square feet of leased space in a nearby facility with a lease term beginning 6/1/2021 and expiring 8/31/2036 (plus options).

Item 3. Legal Proceedings

As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. With respect to claims and litigation currently asserted or commenced against the Company, it is the opinion of Management that final judgments, if any, which might be rendered against the Company are adequately reserved for, are covered by insurance, or are not likely to have a material adverse effect on the Company’s financial condition or results of operations. Nevertheless, given the uncertainties of litigation, it is possible that certain types of claims, charges and litigation could have a material adverse impact on the Company; see Item 1A, “Risk Factors.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record. As of November 20, 2020, there were approximately 1,800 holders of record of the Company’s common stock.

Price Range of Common Stock and Dividends. The Company’s common stock is listed on the New York Stock Exchange; its trading symbol is “ESE”. For information about the price range of the common stock and dividends paid on the common stock in the last two fiscal years, please refer to Note 18 to the Company’s Consolidated Financial Statements.

Company Purchases of Equity Securities. The Company did not repurchase any shares of its common stock during the fourth quarter of fiscal 2020.

Securities Authorized for Issuance Under Equity Compensation Plans. For information about securities authorized for issuance under the Company’s equity compensation plans, please refer to Item 12 of this Form 10-K and to Note 11 to the Company’s Consolidated Financial Statements.

Performance Graph. The graph and table on the following page present a comparison of the cumulative total shareholder return on the Company’s common stock as measured against the cumulative total returns of the Russell 2000 index and two customized peer groups. Because the Company changed the composition of the peer group for 2020, as described below, the peer group used for the corresponding disclosures in 2019 is shown for comparison. The Company is not a component of either the 2020 peer group or the 2019 peer group, but it is a component of the Russell 2000 Index. The measurement period begins on September 30, 2015 and measures at each September 30 thereafter. These figures assume that all dividends, if any, paid over the measurement period were reinvested, and that the starting values of each index and the investments in the Company’s common stock were $100 at the close of trading on September 30, 2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among ESCO Technologies Inc., the Russell 2000 Index,

and the 2020 and 2019 Peer Groups

Copyright© 2020 Russell Investment Group. All rights reserved.

	9/30/15	9/30/16	9/30/17	9/30/18	9/30/19	9/30/20
ESCO Technologies Inc.	$100.00	$130.34	$169.02	$192.90	$226.57	$230.57
Russell 2000	100.00	115.47	139.42	160.66	146.38	146.95
2020 Peer Group	100.00	116.43	136.53	176.71	155.14	149.13
2019 Peer Group	100.00	117.39	137.86	174.26	154.65	150.96

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The 2020 peer group was composed of eight companies that corresponded to the Company’s three industry segments used for financial reporting purposes during 2020, as follows: Aerospace & Defense segment (48% of the Company’s 2020 total revenue): CIRCOR International, Inc., Donaldson Company, Inc. and Moog Inc.; USG segment (26% of the Company’s 2020 total revenue): Aegion Corporation, Ameresco, Inc. and Thermon Group Holdings, Inc.; Test segment (26% of the Company’s 2020 total revenue): EXFO Inc. and FARO Technologies, Inc.

The 2019 peer group was composed of ten companies that corresponded to the Company’s four industry segments used for financial reporting purposes during 2019, as follows: Aerospace & Defense segment (40% of the Company’s 2019 total revenue): CIRCOR International, Inc., Donaldson Company, Inc. and Moog Inc.; USG segment (26% of the Company’s 2019 total revenue): Aegion Corporation, Ameresco, Inc. and Thermon Group Holdings, Inc.; Test segment (23% of the Company’s 2019 total revenue): EXFO Inc. and FARO Technologies, Inc.; and Technical Packaging segment (11% of the Company’s 2019 total revenue): AptarGroup, Inc. and Berry Global Group, Inc.

In calculating the composite return of the 2020 and 2019 peer groups, the return of each company comprising the peer group was weighted by (a) its market capitalization in relation to the other companies in its corresponding Company industry segment, and (b) the percentage of the Company’s total revenue from continuing operations represented by its corresponding Company industry segment.

Item 6. Selected Financial Data

The following selected consolidated financial data of the Company and its subsidiaries should be read in conjunction with the Company’s Consolidated Financial Statements, the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, as of the respective dates indicated and for the respective periods ended thereon.

(Dollars in millions, except per share amounts)	2020	2019	2018	2017	2016
For years ended September 30:
Net sales	$732.9	726.0	683.7	602.8	497.0

Net earnings from continuing operations	25.5	77.5	86.3	48.6	40.0
Net earnings from discontinued operations	76.5	3.5	5.8	5.1	5.9
Net earnings	$102.0	81.0	92.1	53.7	45.9

Earnings per share:
Basic:
Continuing operations	$0.98	2.99	3.33	1.88	1.55
Discontinued operations	2.94	0.13	0.23	0.20	0.23
Net earnings	$3.92	3.12	3.56	2.08	1.78
Diluted:
Continuing operations	$0.97	2.97	3.31	1.87	1.54
Discontinued operations	2.93	0.13	0.23	0.20	0.23
Net earnings	$3.90	3.10	3.54	2.07	1.77

As of September 30:
Working capital from continuing operations	$190.6	229.8	183.8	186.9	154.4
Total assets	1,373.5	1,466.7	1,265.1	1,260.4	978.4
Total debt	62.4	285.0	220.0	275.0	110.0
Shareholders’ equity	$961.6	826.2	759.4	671.9	615.1

Cash dividends declared per common share	$0.32	0.32	0.32	0.32	0.32

See also Note 1.E to the Consolidated Financial Statements for discussion of the Company’s adoption of ASU 2014-09, Revenue from Contracts with Customers (ASC 606), and Notes 2 and 3 to the Consolidated Financial Statements for divestiture and acquisition activity, which affect comparability between years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and refers to the Company’s results from continuing operations except where noted.

In December 2019, the Company sold the businesses comprising its former Technical Packaging segment. The Company received net proceeds from the sale of approximately $184 million and recorded a $76.5 million after-tax gain on the sale in 2020. The Company used the proceeds from the sale to pay down debt and for other corporate purposes including the termination of the Company’s defined benefit pension plan. The Technical Packaging segment is reflected as discontinued operations in the Consolidated Financial Statements and related notes for all periods presented, in accordance with accounting principles generally accepted in the United States of America (GAAP). See Note 2 to the Consolidated Financial Statements for further discussion.

Selected financial information for each of the Company’s business segments is provided in the discussion below and in Note 14 to the Company’s Consolidated Financial Statements.

This section includes comparisons of certain 2020 financial information to the same information for 2019. Year-to-year comparisons of the 2019 financial information to the same information for 2018 are contained in Item 7 of the Company’s Form 10-K for 2019 filed with the Securities and Exchange Commission on November 29, 2019 and available through the SEC’s website at https://www.sec.gov/edgar/searchedgar/companysearch.html.

Introduction

ESCO Technologies Inc. and its wholly owned subsidiaries (the Company) are organized into three reportable operating segments for financial reporting purposes: Aerospace & Defense (formerly Filtration/Fluid Flow), Utility Solutions Group (USG), RF Shielding and Test (Test). The Company’s business segments are comprised of the following primary operating entities:

●	Aerospace & Defense: PTI Technologies Inc. (PTI); VACCO Industries (VACCO); Crissair, Inc. (Crissair); Westland Technologies, Inc. (Westland); Mayday Manufacturing Co. (Mayday), Hi-Tech Metals, Inc. (Hi-Tech); and Globe Composite Solutions, LLC (Globe).
●	USG: Doble Engineering Company and Morgan Schaffer (together, Doble); and NRG Systems, Inc. (NRG).
●	Test: ETS-Lindgren Inc. (ETS-Lindgren).

Aerospace & Defense. PTI, VACCO and Crissair primarily design and manufacture specialty filtration products, including hydraulic filter elements and fluid control devices used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned aircraft and submarines. Westland designs, develops and manufactures elastomeric-based signature reduction solutions for U.S. naval vessels. Mayday designs and manufactures mission-critical bushings, pins, sleeves and precision-tolerance machined components for landing gear, rotor heads, engine mounts, flight controls, and actuation systems for the aerospace and defense industries. Hi-Tech is a full-service metal processor serving aerospace suppliers. Globe is a vertically integrated supplier of composite-based products and solutions for acoustic, signature-reduction, communications, sealing, vibration-reducing, surface control, and hydrodynamic-related applications.

USG. Doble develops, manufactures and delivers diagnostic testing solutions that enable electric power grid operators to assess the integrity of high-voltage power delivery equipment. NRG designs and manufactures decision support tools for the renewable energy industry, primarily wind and solar.

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

COVID-19 Trends and Uncertainties

The COVID-19 global pandemic has created significant and unprecedented challenges, and during these highly uncertain times, our top priority remains the health and safety of our employees, customers and suppliers, thereby securing the financial well-being of the Company and supporting business continuity. Our businesses have been deemed essential and are currently operational, supplying our customers with vital and necessary products. To date, our global supply chains have not been materially affected by the pandemic. Given our diverse portfolio of strong, durable businesses serving non-discretionary end-markets, the strength and resilience of our business model positions us to continue to support our long-term outlook.

Recognizing the uncertainty presented by this global pandemic, we are suspending our practice of providing full-year financial guidance. Our businesses are facing varying levels of pressure depending on the markets they serve as outlined below and the impact on our business cannot be reasonably estimated at this time. In response to COVID-19, we have taken actions to enhance our financial condition, while continuing to execute our long-term strategy for profitable growth. Some of the actions we have taken include: reducing a portion of executive compensation, reducing discretionary spending, minimizing capital spending, implementing hiring and salary freezes, and increasing our focus on optimizing free cash flow. These operational measures are prudent steps to maintain our liquidity and will increase our financial flexibility as we work through near-term volatility. As of September 30, 2020, we had approximately $725 million of liquidity (amount available to borrow under credit facility plus $250 million increase option and $52.6 million in cash) and net debt (debt outstanding less cash on hand) of approximately $9.8 million. Additionally, we have no debt maturities nor repayment obligations due and payable until September 2024 on our revolving credit facility. The Company has made no changes to its dividend plan. We are also monitoring the impacts of COVID-19 on the fair value of assets. We do not currently anticipate any material impairments on assets as a result of COVID-19. A portion of our workforce has worked from home at times due to COVID-19, however we have not had to redesign or design new internal controls over financial reporting at this time. Depending on the duration of COVID-19, it may become necessary for us to redesign or design new internal controls over financial reporting in a future period. We do not believe such an event will have a material impact on our business. Further details by operating segment are outlined below.

In our Aerospace & Defense segment, our fiscal 2020 revenues were negatively impacted by a decrease of approximately $20 million related to the COVID-19 pandemic and we anticipate the slowdown in commercial aerospace deliveries and revenues continuing into fiscal 2021. For the year ended September 30, 2020, the economic uncertainty, changes in the propensity for the general public to travel by air, and reductions in demand for commercial aircraft as a result of the COVID-19 pandemic have adversely impacted net sales and operating results in certain of our Aerospace & Defense reporting units and was determined to be an event and change in circumstances that required a quantitative review of our intangible assets, long-lived assets and goodwill for impairment. We determined that there was no impairment as of and for the year ended September 30, 2020 and the fair value of each reporting unit reviewed substantially exceeded carrying value, with the exception of Mayday where fair value exceeded carrying value by 10%. At September 30, 2020, we had $30 million of goodwill recorded for Mayday. The valuation methodology we use involves estimates of discounted cash flows, which are subject to change, and if they change negatively it could result in the need to write down those assets to fair value. We will continue to monitor the impacts of COVID-19 on the fair value of assets. The defense portion of Aerospace & Defense, both military aerospace and navy products, is expected to remain at approximately historical business levels given its backlog coupled with the timing of expected platform deliveries.

In our Test segment, our fiscal 2020 revenues were negatively impacted by the COVID-19 pandemic due to the China facility’s three-week shutdown in February and delayed timing of installation projects caused by access limitations to customer sites. We expect the Test segment to remain at relatively normal business levels into fiscal 2021 given the strength of its backlog and its served markets, primarily related to new communications technologies such as 5G.

In our USG segment, our fiscal 2020 revenues were negatively impacted by approximately $20 million related to the COVID-19 pandemic as several utility customers deferred purchase orders and maintenance-related project deliveries so they could divert resources to other issues such as critical power delivery given their concerns around COVID-19. Additionally, Doble’s service business was largely on hold during the pandemic. We expect USG’s customer spending softness to continue for the next few quarters before returning to normal levels. Goodwill for Doble and NRG was $246 million and $8 million, respectively, as of September 30, 2020. We reviewed the intangible assets, long-lived assets and goodwill of our Doble and NRG businesses for impairment. The quantitative reviews determined that there was no impairment as of September 30, 2020 as the fair value of Doble substantially exceeded carrying value and the fair value of NRG exceeded carrying value by 15%. The valuation methodology we use involves estimates of discounted cash flows, which are subject to change, and if they change negatively it could result in the need to write down those assets to fair value. We will continue to monitor the impacts of COVID-19 on the fair value of assets.

See also Item 1A, “Risk Factors” in Part I above, and “Outlook” below for additional information.

Highlights of 2020

●	Diluted EPS – GAAP for 2020 was $3.90, consisting of $0.97 per share from continuing operations and $2.93 from discontinued operations as compared to Diluted EPS – GAAP for 2019 of $3.10, consisting of $2.97 per share from continuing operations and $0.13 per share from discontinued operations.
●	Sales, net earnings and diluted earnings per share from continuing operations in 2020 were $732.9 million, $25.5 million and $0.97 per share, respectively, compared to sales, net earnings and diluted earnings per share from continuing operations in 2019 of $726.0 million, $77.5 million and $2.97 per share, respectively.
●	Diluted EPS – Continuing Operations As Adjusted for 2020 was $2.76 and excludes the pension plan termination charge of $40.6 million (or $1.55 per share after tax) and $8.3 million of pretax charges (or $0.24 per share after tax) consisting primarily of facility consolidation charges for the Doble Manta facility (including employee severance and compensation benefits), asset impairment charges and the incremental costs associated with the COVID-19 pandemic. Diluted EPS – Continuing Operations As Adjusted for 2019 was $2.95 and excludes $0.4 million of income (or $0.02 per share after tax) consisting primarily of the gain on the Doble Watertown building sale partially offset by purchase accounting charges related to the Globe acquisition and certain restructuring charges related to facility consolidations at Doble, PTI and VACCO. See “Non-GAAP Financial Measures” below.

	Fiscal year ended
(Dollars in millions)	2020	2019
Diluted EPS – Continuing Operations GAAP	$0.97	2.97
Pension termination adjustment	1.55	—
Restructuring adjustments	0.24	(0.02)
Diluted EPS – Continuing Operations As Adjusted	$2.76	2.95

●	Net cash provided by operating activities from continuing operations was approximately $108.5 million in 2020 compared to $100.6 million in 2019.
●	At September 30, 2020, cash on hand was $52.6 million and outstanding debt was $62.4 million, for a net debt position (total debt less cash on hand) of approximately $9.8 million.
●	Entered orders for 2020 from continuing operations were $798.7 million resulting in a book-to-bill ratio of 1.09x. Backlog at September 30, 2020 was $517.4 million compared to $451.6 million at September 30, 2019.
●	The Company declared dividends of $0.32 per share during 2020, totaling $8.3 million in dividend payments.

Results of Continuing Operations

Net Sales

			Change
	Fiscal year ended		2020
(Dollars in millions)	2020	2019	vs. 2019
Aerospace & Defense	$354.3	325.7	8.8%
USG	191.7	211.9	(9.5)%
Test	186.9	188.4	(0.8)%
Total	$732.9	726.0	1.0%

Net sales increased $6.9 million, or 1.0%, to $732.9 million in 2020 from $726.0 million in 2019. The increase in net sales in 2020 as compared to 2019 was due to a $28.6 million increase in the Aerospace & Defense segment, partially offset by a $20.2 million decrease in the USG segment and a $1.5 million decrease in the Test segment.

Aerospace & Defense.

The $28.6 million, or 8.8%, increase in net sales in 2020 as compared to 2019 was mainly due to a $27.6 million increase in net sales from Globe (acquired in July 2019), a $13.5 million increase in net sales at VACCO due to higher shipments of space products, partially offset by a $6.1 million decrease in net sales at Mayday, a $3.7 million decrease in net sales at Crissair and a $3.0 million decrease in net sales at PTI all driven by the COVID-19 pandemic in the current year.

USG.

The $20.2 million, or 9.5%, decrease in net sales in 2020 as compared to 2019 was mainly due to a $19.1 million decrease in net sales at Doble and a $1.1 million decrease in net sales at NRG, both mainly driven by the COVID-19 pandemic in the current year as customers delayed orders and on-site testing.

Test.

The $1.5 million, or 0.8%, decrease in net sales in 2020 as compared to 2019 was mainly due to a $16.0 million decrease in net sales from the segment’s U.S. operations due to timing of test and measurement chamber projects and the COVID-19 pandemic, partially offset by a $7.5 million increase in net sales from the segment’s European operations and a $7.0 million increase in net sales from the segment’s Asian operations due to timing of projects.

Orders and Backlog

New orders received in 2020 from continuing operations were $798.7 million as compared to $822.5 million in 2019. Order backlog was $517.4 million at September 30, 2020, compared to order backlog of $451.6 million at September 30, 2019. Orders are entered into backlog as firm purchase order commitments are received.

In 2020, the Company recorded orders of $422.7 million related to Aerospace & Defense products, $200.7 million related to USG products, and $175.3 million related to Test products. In 2019, the Company recorded orders of $409.9 million related to Aerospace & Defense products, $212.9 million related to USG products, and $199.6 million related to Test products.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $159.5 million, or 21.8% of net sales, in 2020, and $162.7 million, or 22.4% of net sales, in 2019.

The decrease in SG&A expenses in 2020 as compared to 2019 was mainly due to lower discretionary spending related to travel and other discretionary expenses due to the COVID-19 pandemic, partially offset by the addition of Globe.

Amortization of Intangible Assets

Amortization of intangible assets was $21.8 million in 2020 and $18.5 million in 2019. Amortization of intangible assets included $13.0 million and $10.8 million of amortization of acquired intangible assets in 2020 and 2019, respectively, related to the Company’s acquisitions. The amortization of acquired intangible assets related to the Company’s acquisitions is included in the Corporate operating segment’s results. The remaining amortization expenses relate to other identifiable intangible assets (primarily software, patents and licenses), which are included in the respective segment’s operating results. The increase in amortization expense in 2020 as compared to 2019 was mainly due to the acquisition of Globe in 2019.

Other Expenses or Income, Net

Other expenses, net, were $7.1 million in 2020, compared to other expenses, net, of $0.9 million in 2019. The principal components of other expenses, net, in 2020 included approximately $8 million of pretax charges consisting primarily of facility consolidation charges for the Doble Manta facility, including employee severance and compensation benefits, and asset impairment charges. The principal components of other expenses, net, in 2019 included $3 million of purchase accounting charges related to the Globe acquisition; $0.9 million of restructuring charges related to the consolidation of VACCO’s aircraft/aerospace business into PTI’s aerospace facility in Oxnard, California; approximately $1 million of charges at Doble related to facility consolidations begun in 2018; and approximately $3 million of losses on derivative instruments; partially offset by a net gain of approximately $8 million on the sale of the Doble Watertown, MA building and land. There were no other individually significant items included in other expenses, net, in 2020 or 2019.

Non-GAAP Financial Measures

The information reported herein includes the financial measures Diluted EPS – Continuing Operations As Adjusted, which the Company defines as EPS excluding the per-share net impact of the pension plan termination charge and restructuring charges related to the Company’s facility consolidation restructuring plans in 2020 and the gain on the Doble Watertown property sale in 2019 partially offset by purchase accounting charges related to the Globe acquisition and the restructuring charges incurred at Doble, PTI and VACCO during 2019; EBIT, which the Company defines as earnings before interest and taxes; and EBIT margin, which the Company defines as EBIT expressed as a percentage of net sales. Diluted EPS – Continuing Operations As Adjusted, EBIT on a consolidated basis, and EBIT margin on a consolidated basis are not recognized in accordance with U.S. generally accepted accounting principles (GAAP). However, the Company believes that EBIT and EBIT margin provide investors and Management with valuable information for assessing the Company’s operating results. Management evaluates the performance of its operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of the Company’s business segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations and incentive compensation. The Company believes that the presentation of EBIT, EBIT margin and Diluted EPS – Continuing Operations As Adjusted provides important supplemental information to investors by facilitating comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. The use of non-GAAP financial measures is not intended to replace any measures of performance determined in accordance with GAAP.

EBIT

The reconciliation of EBIT to a GAAP financial measure is as follows:

(Dollars in millions)	2020	2019
EBIT	$46.5	106.0
Less: Income tax expense	14.3	20.4
Less: Interest expense	6.7	8.1
Net earnings from continuing operations	$25.5	77.5

EBIT by business segment is as follows:

			Change
	Fiscal year ended		2020
(Dollars in millions)	2020	2019	vs. 2019
Aerospace & Defense	$73.2	70.1	4.4%
% of net sales	20.7%	21.5%
USG	24.4	52.2	(53.3)%
% of net sales	12.7%	24.6%
Test	27.2	25.6	6.2%
% of net sales	14.6%	13.6%
Corporate	(78.3)	(41.9)	(86.9)%
Total	$46.5	106.0	(56.1)%
% of net sales	6.3%	14.6%

Aerospace & Defense

The $3.1 million increase in EBIT in 2020 as compared to 2019 was primarily due to the $7.3 million EBIT contribution from Globe; partially offset by a $2.9 million decrease at Crissair and a $1.6 million decrease at Mayday both driven by the lower sales volumes in the current year. In addition, EBIT in 2020 was negatively impacted by $0.5 million of restructuring charges related to the consolidation of VACCO’s aircraft/aerospace business into PTI’s aerospace facility in Oxnard, California and severance charges at Crissair and $0.9 million of incremental costs associated with the COVID-19 pandemic.

USG

The $27.8 million decrease in EBIT in 2020 as compared to 2019 was mainly due to a decrease in EBIT from Doble due to the lower sales volumes in 2020 and the gain on the sale of the Doble Watertown facility of approximately $8 million in 2019. In addition, EBIT in 2020 was negatively impacted by approximately $6.6 million of restructuring charges consisting primarily of facility consolidation charges related to the Manta facility including severance and compensation benefits and asset impairment charges.

Test

The $1.6 million increase in EBIT in 2020 as compared to 2019 was primarily due to the increased sales volumes from the segment’s Asian operations partially offset by the decrease in sales volumes from the segment’s U.S. operations.

Corporate

Corporate operating charges included in 2020 consolidated EBIT increased to $78.3 million as compared to $41.9 million in 2019 mainly due to a $40.6 million pension plan termination charge as a result of the decision to terminate and annuitize the Company’s defined benefit pension plan in 2020. See Note 12 to the Consolidated Financial Statements for further discussion.

The “Reconciliation to Consolidated Totals (Corporate)” in Note 14 to the Consolidated Financial Statements represents Corporate office operating charges.

Interest Expense, Net

Interest expense was $6.7 million in 2020 compared to $8.1 million in 2019, primarily due to lower average outstanding borrowings ($175.6 million compared to $236.4 million) at relatively consistent average interest rates of 3.2%.

Income Tax Expense

The effective tax rates from continuing operations for 2020, 2019 and 2018 were 35.9%, 20.8% and (6.4%), respectively. The 2020 effective tax rate was unfavorably impacted by a pension plan termination charge of $40.6 million which is not deductible for tax purposes increasing the effective tax rate by 21.4%. The 2020 effective tax rate was favorably impacted by the following: (1) an increase in the available 2019 foreign tax credit which was attributable to new information and tax planning strategies reducing the 2020 effective tax rate by 1.8%; (2) the release of a valuation allowance of $2.8 million for foreign net operating losses decreasing the effective tax rate by 7.2%; and (3) favorable 2019 state tax return to provision true-ups decreasing the effective tax rate by 1.6%.

The 2019 effective tax rate was favorably impacted by tax planning strategies to increase foreign tax credits claimed retrospectively. The Company reduced the valuation allowance for excess foreign tax credits by $2.4 million and recorded an amended return benefit of $0.3 million, which favorably impacted the 2019 effective tax rate by 3.0%.

The 2017 Tax Cut and Jobs Act (TCJA) made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime. As a result, cash repatriated to the U.S. is generally no longer subject to U.S. federal income tax. No provision is made for foreign withholding any applicable U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries where these earnings are considered indefinitely invested or otherwise retained for continuing international operations. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable.

Divestiture and Acquisitions

Information regarding the Company’s divestiture and acquisitions during 2020, 2019 and 2018 is set forth in Notes 2 and 3 to the Company’s Consolidated Financial Statements, which Notes are incorporated by reference herein.

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

Pension Plan Termination

On November 14, 2019, the Company’s Board of Directors approved a resolution to terminate the Company’s defined benefit pension plan (the Plan), effective as of February 29, 2020. In connection with the termination, the Company contributed $25.7 million to the Plan during the fourth quarter of 2020, settled approximately $32.4 million of Plan liabilities during the fourth quarter of 2020 through lump-sum payments from existing plan assets to eligible participants who elected to receive them; and recorded approximately $40.6 million of non-cash charges associated with these settlements. During 2020, the Company settled approximately $69.1 million of Plan liabilities by entering into an agreement to purchase annuities from Massachusetts Mutual Life Insurance Company (MassMutual). This agreement covered approximately 825 active and former employees and their beneficiaries, with MassMutual assuming the future annuity payments for these individuals. Additionally, the Company settled approximately $0.1 million of Plan liabilities through a combination of annuities and direct funding to the Pension Benefit Guaranty Corporation for the remaining approximately 14 former employees and their beneficiaries. Refer to Note 12 of the Consolidated Financial Statements for more information.

Capital Resources and Liquidity

The Company’s overall financial position and liquidity are strong. Working capital from continuing operations (current assets less current liabilities) decreased to $190.6 million at September 30, 2020 from $229.8 million at September 30, 2019. Accounts receivable decreased $14.6 million during 2020 mainly due to a $12 million decrease within the USG segment and a $7.9 million decrease within the Aerospace & Defense segment, driven by timing and lower sales volumes in the current year; partially offset by an increase of approximately $4 million within the Test segment due to timing of projects. Inventories increased by $11.2 million during 2020 mainly due to a $5.4 million increase within the Aerospace & Defense segment, a $4.8 million increase within the USG segment and a $1.0 million increase within the Test segment, resulting primarily from the timing of receipt of raw materials and work-in-progress due to timing of projects. The $13.3 million decrease in accounts payable at September 30, 2020 was mainly due to a $9.8 million decrease within the Test segment and a $2.4 million decrease within the Aerospace & Defense segment due to the timing of payments.

Net cash provided by operating activities from continuing operations was $108.5 million and $100.6 million in 2020 and 2019, respectively.

Net cash used in investing activities from continuing operations was $41.1 million and $111.2 million in 2020 and 2019, respectively. The decrease in net cash used in investing activities in 2020 as compared to 2019 was due to the acquisition of Globe in 2019. Capital expenditures from continuing operations were $32.1 million and $24.2 million in 2020 and 2019, respectively. The increase in 2020 as compared to 2019 was mainly due to building improvements at the new Doble headquarters facility and an increase at VACCO primarily for construction of a new parking lot and certain machinery and equipment. There were no commitments outstanding that were considered material for capital expenditures at September 30, 2020. In addition, the Company incurred expenditures for capitalized software of $9.0 million and $8.4 million in 2020 and 2019, respectively.

Net cash (used) provided by financing activities from continuing operations was $(234.1) million in 2020, compared to $52.3 million in 2019. The change in 2020 as compared to 2019 was primarily due to the repayment of debt in the current year from the proceeds on the sale of the Technical Packaging business.

Bank Credit Facility

A description of the Company’s credit facility (the “Credit Facility”) is set forth in Note 9 to the Company’s Consolidated Financial Statements, which Note is incorporated by reference herein.

Cash flow from operations and borrowings under the Credit Facility is expected to provide adequate resources to meet the Company’s capital requirements and operational needs for the foreseeable future.

Dividends

Since 2010, the Company has paid a regular quarterly cash dividend at an annual rate of $0.32 per share. The Company paid dividends of $8.3 million in both 2020 and 2019.

Contractual Obligations

The following table shows the Company’s contractual obligations as of September 30, 2020:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(Dollars in millions)	Total	1 year	years	years	5 years
Long-Term Debt Obligations	$62.4	2.4	—	60.0	—
Estimated Interest Payments (1)	3.5	2.2	1.3	—	—
Operating Lease Obligations	24.0	5.6	9.0	2.4	7.0
Finance Lease Obligations	40.5	2.9	6.1	3.2	28.3
Purchase Obligations (2)	23.4	21.5	1.9	—	—
Total	$153.8	34.6	18.3	65.6	35.3

(1)	Estimated interest payments for the Company’s debt obligations were calculated based on Management’s determination of the estimated applicable interest rates and payment dates.
(2)	A purchase obligation is defined as a legally binding and enforceable agreement to purchase goods and services that specifies all significant terms. Since the majority of the Company’s purchase orders can be cancelled, they are not included in the table above.

The Company had no off-balance-sheet arrangements outstanding at September 30, 2020.

Share Repurchases

Information about the Company’s common stock repurchases is provided in Note 10 to the Consolidated Financial Statements.

Subsequent Event

On October 22, 2020, the Company acquired the equity of Advanced Technology Machining, Inc. and its affiliate TECC Grinding, Inc. (collectively TECC and ATM referred to as “ATM”), small privately held manufacturers of precision machined metal parts serving the aerospace, defense and space industries. Located in Valencia, California near Crissair’s facility, ATM has a solid customer base supplying custom-designed parts widely used on defense and commercial aircraft, as well as missile and tank programs. ATM will become part of Crissair in the Aerospace & Defense segment and has annual sales of approximately $7 million.

Outlook

In mid-year 2020, business disruptions related to the COVID-19 pandemic began to affect the Company’s operations and continued throughout the balance of the year. Entering 2021, the commercial aerospace and utility end-markets are seeing customer stabilization, as well as some notable pockets of recovery, but there is still some uncertainty as to the timing and pace of the recovery in these areas. The prospect of a viable COVID-19 vaccine will no doubt benefit and accelerate the anticipated recovery of commercial air travel and utility spending, with customers resuming normal testing protocols and equipment purchases, but Management has determined that it is advisable to wait at least another 90 days before resuming specific and finite guidance. Given this uncertainty, it is difficult to predict how 2021 will be affected using normal forecasting methodologies; therefore, the Company will continue its suspension of forward-looking guidance.

To assist shareholders and analysts, however, Management is offering “directional” guidance for 2021, seeing tangible signs of recovery in the second half of fiscal 2021 that point to a solid outlook for the back half of the year. Given the strength of the first half of 2020 pre-COVID, it is projected that the first half of 2021 will be slightly lower compared to 2020’s first half, but the outlook for the second half of 2021 is expected to compare favorably to the second half of 2020 given the anticipated elements of recovery. Management’s current expectations for 2021 are for growth in Sales, Adjusted EBITDA, and Adjusted EPS compared to 2020, with Adjusted EBITDA and Adjusted EPS reasonably consistent with 2019.

Market Risk Exposure

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. In 2018, the Company entered into three interest rate swaps with a notional amount of $150 million to hedge some of its exposure to variability interest payments on variable rate debt. The interest rate swaps entered into during 2018 were not designated as cash flow hedges and therefore the gain or loss on the derivative is reflected in earnings each period. The final interest rate swap was settled during September 2020, therefore, there are no outstanding interest rate swaps as of September 30, 2020.

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

The Company is also subject to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. The foreign currencies most significant to the Company’s operations are the Canadian Dollar and the Euro. The Company occasionally hedges certain foreign currency commitments by purchasing foreign currency forward contracts. The Company does not have material foreign currency market risk; net foreign currency transaction gain/loss was less than 2% of net earnings for 2020 and 2019.

The Company has determined that the market risk related to interest rates with respect to its variable debt is not material. The Company estimates that if market interest rates averaged one percentage point higher, the effect would have been less than 2% of net earnings for the year ended September 30, 2020.

For more information about the Company’s derivative financial instruments, see Note 13 to the Company’s Consolidated Financial Statements included herein.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. The unit of account in ASC Topic 606 is a performance obligation. The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration, as applicable, which are based on historical, current and forecasted information. The transaction price is allocated to each distinct performance obligation within the contract and recognized as revenue when, or as, the performance obligation is satisfied. Certain of our long-term contracts contain incentive fees that can increase the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. The estimated amounts are based on an assessment of our anticipated performance and all other information that is reasonably available to us.

Approximately 55% of the Company’s Aerospace & Defense segment’s revenue (26% of consolidated revenue) is recognized over time as the products do not have an alternative use and the Company has an enforceable right to payment for costs incurred plus a reasonable margin or the inventory is owned by the customer. Selecting the method to measure progress towards completion for our contracts requires judgment and is based on the nature of the products or services to be provided.

The Aerospace & Defense segment generally uses the cost-to-cost method to measure progress on our contracts, as the rate at which costs are incurred to fulfill a contract best depicts the transfer of control to the customer. Under this method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the estimated costs at completion of the performance obligation, and revenue is recorded proportionally as costs are incurred based on an estimated profit margin.

The Test segment generally used the milestone output method to measure progress on our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs on our contracts. Under this method, the Company estimates profit as the difference between total revenue and total estimated costs at completion of a contract and recognizes these revenues and costs based on milestones achieved.

Total contract cost estimates are based on current contract specifications and expected engineering requirements and require us to make estimates on expected profit. The estimates on profit are based on judgments we make to project the outcome of future events can often span more than one year and include labor productivity and availability, the complexity of the work to be performed, change orders issued by our customers, and other specialized engineering and production related activities. Our cost estimation process is based on historical results of contracts and historical actuals to original estimates, and the application of professional knowledge and experience of engineers and program managers along with finance professionals to these historical results. We review and update our estimates of costs quarterly or more frequently when circumstances significantly change, which can affect the profitability of our contracts.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either revenue or operating costs and expenses. The aggregate impact of adjustments in contract estimates decreased our earnings before income tax and diluted earnings per share by $2.2 million and $0.06 per share, respectively, in the current year.

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

Goodwill and Other Long-Lived Assets

Management annually reviews goodwill and other long-lived assets with indefinite useful lives for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the Company determines that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in each of our reporting units’ current business models. The estimates of cash flows and discount rate are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. Management believes that the estimates of future cash flows and fair value are reasonable; however, changes in estimates could result in impairment charges. At September 30, 2020, the Company has determined that no reporting units are at risk of goodwill impairment as the fair value of each reporting unit exceeded its carrying value.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.

For the year ended September 30, 2020, the economic uncertainty, changes in the propensity for the general public to travel by air, and reductions in demand for commercial aircraft as a result of the COVID-19 pandemic have adversely impacted net sales and operating results in certain of our Aerospace & Defense reporting units and was determined to be an event and change in circumstances that required a quantitative review of our intangible assets, long-lived assets and goodwill for impairment. We determined that there was no impairment as of and for the year ended September 30, 2020 and the fair value of each reporting unit reviewed substantially exceeded carrying value, with the exception of Mayday where fair value exceeded carrying value by 10%. At September 30, 2020, we had $30 million of goodwill recorded for Mayday. The valuation methodology we use involves estimates of discounted cash flows, which are subject to change, and if they change negatively it could result in the need to write down those assets to fair value.

In our USG segment, our fiscal 2020 revenues were negatively impacted by the COVID-19 pandemic as several utility customers deferred purchase orders and maintenance-related project deliveries so they could divert resources to other issues such as critical power delivery given their concerns around COVID-19. Additionally, Doble’s service business was largely on hold during the pandemic. We expect USG’s customer spending softness to continue for the next few quarters before returning to normal levels. Goodwill for Doble and NRG were $246 million and $8 million, respectively, as of September 30, 2020. We reviewed the intangible assets, long-lived assets and goodwill, of our Doble and NRG businesses for impairment. The quantitative reviews determined that there was no impairment as of September 30, 2020 as the fair value of Doble substantially exceeded carrying value and the fair value of NRG exceeded carrying value by 15%. The valuation methodology we use involves estimates of discounted cash flows, which are subject to change, and if they change negatively it could result in the need to write down those assets to fair value.

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

Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. In 2018, the Company entered into three interest rate swaps with a notional amount of $150 million to hedge some of its exposure to variability in future interest payments on variable rate debt. The final interest rate swap was settled during September 2020, therefore, there are no outstanding interest rate swaps as of September 30, 2020. In addition, the Company’s Canadian subsidiary Morgan Schaffer has entered into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. All derivative instruments are reported on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. See further discussion regarding the Company’s market risks in “Market Risk Analysis,” above.

Controls and Procedures

For a description of the Company’s evaluation of its disclosure controls and procedures, see Item 9A, “Controls and Procedures.”

New Accounting Pronouncements

Information regarding new and updated accounting standards which affect the content and/or presentation of the Company’s financial information is set forth in Note 1.U to the Consolidated Financial Statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

For 2020, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The evaluation was conducted under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. For the remainder of the information required by this item, see “Management’s Report on Internal Control over Financial Reporting” and the related “Report of Independent Registered Public Accounting Firm” of KPMG LLP, in the Financial Information section beginning on page F-1 of this Annual Report, which are incorporated into this Item by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, nominees and nominating procedures, the Company’s Code of Ethics, its Audit and Finance Committee, and non-compliance (if any) with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the sections captioned “Proposal 1: Election of Directors,” “Board of Directors – Governance Policies and Management Oversight,” “Committees” and “Securities Ownership” in the 2020 Proxy Statement.

Information regarding the Company’s executive officers is set forth in Item 1, “Business – Information about our Executive Officers,” above.

Item 11. Executive Compensation

Information regarding the Company’s compensation committee and director and executive officer compensation is hereby incorporated by reference to the sections captioned “Committees – Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Executive Compensation Information” in the 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the beneficial ownership of shares of the Company’s common stock by nominees and directors, by executive officers, by directors and executive officers as a group and by any known five percent stockholders is hereby incorporated by reference to the section captioned “Securities Ownership” in the 2020 Proxy Statement.

Information regarding shares of the Company’s common stock issued or issuable under the Company’s equity compensation plans is hereby incorporated by reference to the section captioned “Proposal 2: Approval of Amendments to 2018 Omnibus Incentive Plan – Other Equity Compensation Plan Information” in the 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding transactions with related parties and the independence of the Company’s directors, nominees for directors and members of the committees of the board of directors is hereby incorporated by reference to the sections captioned “Board of Directors” and “Committees” in the 2020 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding the Company’s independent registered public accounting firm, its fees and services, and the Company’s Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services, is hereby incorporated by reference to the section captioned “Audit-Related Matters” in the 2020 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:
(1)	Financial Statements. The Consolidated Financial Statements of the Company, and the Report of Independent Registered Public Accounting Firm thereon of KPMG LLP, are included in this Report beginning on page F-1; an Index thereto is set forth on page F-1.
(2)	Financial Statement Schedules. Financial Statement Schedules are omitted because either they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.
(3)	Exhibits. The following exhibits are filed with this Report or incorporated herein by reference to the document location indicated:

Exhibit No.		Description	Document Location
3.1(a)		Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999
3.1(b)		Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000
3.1(c)		Articles of Merger, effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000
3.1(d)		Amendment to Articles of Incorporation, effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018
3.2		Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 19, 2019
4.1(a)		Description of Common Stock	Exhibit 4.1(a) to the Company's Form 10-K for the fiscal year ended September 30, 2019
4.1(b)		Specimen revised Common Stock Certificate	Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2010
4.2		Credit Agreement dated September 27, 2019, incorporated by reference to Exhibit 10.2 hereto	Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2019
10.1		Securities Purchase Agreement dated March 14, 2014 between ESCO Technologies Holding LLC and Meter Readings Holding LLC	Exhibit 10.1 to the Company’s Form 8-K filed March 28, 2014
10.2

Credit Agreement dated as of September 27, 2019 among the Registrant, the Foreign Subsidiary Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, BMO Harris Bank N.A. as Syndication Agent, and Bank of America, N.A., SunTrust Bank, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents

Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2019
10.3

Equity Purchase Agreement dated November 15, 2019 by and among Sonoco Plastics, Inc., Sonoco Holdings, Inc., ESCO Technologies Holding LLC, ESCO UK Holding Company I LTD., Thermoform Engineered Quality LLC, and Plastique Holdings Ltd.

Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2020
10.4		Form of Indemnification Agreement with each of ESCO’s non-employee directors	Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2012
10.5(a)	*	First Amendment to the ESCO Electronics Corporation Supplemental Executive Retirement Plan, effective August 2, 1993 (comprising restatement of entire Plan)	Exhibit 10.2(a) to the Company's Form 10-K for the fiscal year ended September 30, 2012

Exhibit No.		Description	Document Location
10.5(b)	*	Second Amendment to Supplemental Executive Retirement Plan, effective May 1, 2001	Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended September 30, 2001
10.5(c)	*	Form of Supplemental Executive Retirement Plan Agreement	Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended September 30, 2002
10.6	*	Directors’ Extended Compensation Plan, adopted effective October 11, 1993, restated to include all amendments through August 7, 2013 (current as of November 2019)	Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended September 30, 2019
10.7	*	Compensation Plan For Non-Employee Directors, as amended and restated November 8, 2017	Exhibit 10.3 to the Company’s Form 8-K filed November 14, 2017
10.8(a)	*	2013 Incentive Compensation Plan	Appendix A to the Company’s Schedule 14A Proxy Statement filed December 19, 2012
10.8(b)	*	Form of Award Agreement under 2013 Incentive Compensation Plan, effective November 11, 2015	Exhibit 10.1 to the Company’s Form 8-K filed November 12, 2015
10.8(c)	*	Form of Amendment to 2012-2014 Awards under 2004 and 2013 Incentive Compensation Plans, effective November 11, 2015	Exhibit 10.2 to the Company’s Form 8-K filed November 12, 2015
10.9(a)	*	2018 Omnibus Incentive Plan	Exhibit 10.1 to the Company’s Form 8-K filed February 6, 2018
10.9(b)	*	2018 Omnibus Incentive Plan as Amended and Restated November 17, 2020	Exhibit 10.3 to the Company's Form 8-K filed November 19, 2020
10.9(c)	*	Form of Award Agreement for 2018 awards of Performance-Accelerated Restricted Shares under 2018 Omnibus Incentive Plan

Exhibit 10.6(f) to the Company’s Form 10-K for the fiscal year ended September 30, 2018

(Note: Agreements executed with Victor L. Richey, Gary E. Muenster and Alyson S. Barclay are substantially identical to the referenced Exhibit and are therefore omitted as separate exhibits pursuant to Rule 12b-31)

10.9(d)	*	Form of Award Agreement for 2019 awards of Performance-Accelerated Restricted Shares under 2018 Omnibus Incentive Plan

Exhibit 10.1 to the Company's Form 8-K filed May 7, 2019

(Note: Agreements executed with Victor L. Richey, Gary E. Muenster and Alyson S. Barclay are substantially identical to the referenced Exhibit and are therefore omitted as separate exhibits pursuant to Rule 12b-31)

10.9(e)	*	Form of Amendment to 2018 and 2019 Award Agreements for Performance-Accelerated Restricted Shares under 2018 Omnibus Incentive Plan

Exhibit 10.1 to the Company’s Form 8-K filed November 19, 2020

(Note: Amendments executed with Victor L. Richey, Gary E. Muenster and Alyson S. Barclay are substantially identical to the referenced Exhibit and are therefore omitted as separate exhibits pursuant to Rule 12b-31)

10.10(a)	*	Eighth Amendment and Restatement of Employee Stock Purchase Plan, effective August 2, 2018	Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended September 30, 2018
10.10(b)		Ninth Amendment and Restatement of Employee Stock Purchase Plan, effective February 5, 2019	Exhibit 10.1 to the Company’s Form 8-K filed February 7, 2019
10.11	*	Performance Compensation Plan for Corporate, Subsidiary and Division Officers and Key Managers, adopted August 2, 1993, as amended and restated through February 4, 2019	Exhibit 10.1 to the Company’s Form 8-K filed November 19, 2019

Exhibit No.		Description	Document Location
10.12	*	Compensation Recovery Policy, adopted effective February 4, 2010	Exhibit 10.6 to the Company’s Form 8-K filed February 10, 2010
10.13(a)	*	Severance Plan adopted as of August 10, 1995, as Amended and Restated November 11, 2015	Exhibit 10.1 to the Company’s Form 8-K/A filed November 30, 2015
10.13(b)	*	Fourth Amended and Restated Severance Plan	Exhibit 10.2 to the Company's Form 8-K filed November 19, 2020
10.14(a)	*	Employment Agreement with Victor L. Richey, effective November 3, 1999

Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

(Note: Agreement with Victor L. Richey is substantially identical to the referenced Exhibit and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.14(b)	*	Second Amendment to Employment Agreement with Victor L. Richey, effective May 5, 2004	Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004
10.14(c)	*	Third Amendment to Employment Agreement with Victor L. Richey, effective December 31, 2007	Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2008
10.15(a)	*	Employment Agreement with Gary E. Muenster, effective November 3, 1999

Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

(Note: Agreement with Gary E. Muenster is substantially identical to the referenced Exhibit except that it provides a minimum base salary of $108,000, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.15(b)	*	Second Amendment to Employment Agreement with Gary E. Muenster, effective May 5, 2004	Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004
10.15(c)	*	Third Amendment to Employment Agreement with Gary E. Muenster, effective December 31, 2007

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

10.15(d)	*	Fourth Amendment to Employment Agreement with Gary E. Muenster, effective February 6, 2008	Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2008
10.16(a)	*	Employment Agreement with Alyson S. Barclay, effective November 3, 1999

Exhibit 10(bb) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

(Note: Agreement with Alyson S. Barclay is substantially identical to the referenced Exhibit except that it provides a minimum base salary of $94,000, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

10.16(b)	*	Second Amendment to Employment Agreement with Alyson S. Barclay, effective May 5, 2004

Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004

(Note: Second Amendment with Alyson S. Barclay is substantially identical to the referenced Exhibit, and is therefore omitted as a separate exhibit pursuant to Rule 12b-31)

Exhibit No.		Description	Document Location
10.16(c)	*	Third Amendment to Employment Agreement with Alyson S. Barclay, effective December 31, 2007

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

10.16(d)	*	Fourth Amendment to Employment Agreement with Alyson S. Barclay, effective July 29, 2010	Exhibit 10.1 to the Company’s Form 8-K filed August 3, 2010
21		Subsidiaries of the Company	Filed herewith
23		Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1		Certification of Chief Executive Officer	Filed herewith
31.2		Certification of Chief Financial Officer	Filed herewith
32	**	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	***	Inline XBRL Instance Document	Submitted herewith
101.SCH	***	Inline XBRL Schema Document	Submitted herewith
101.CAL	***	Inline XBRL Calculation Linkbase Document	Submitted herewith
101.LAB	***	Inline XBRL Label Linkbase Document	Submitted herewith
101.PRE	***	Inline XBRL Presentation Linkbase Document	Submitted herewith
101.DEF	***	Inline XBRL Definition Linkbase Document	Submitted herewith
104	***	Cover Page Inline Interactive Data File (contained in Exhibit 101)	Submitted herewith

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

ESCO TECHNOLOGIES INC.

By:	/s/ Victor L. Richey
Victor L. Richey
President and Chief Executive Officer

Date:	November 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor L. Richey	Chairman, President, Chief Executive Officer and Director	November 30, 2020
Victor L. Richey

/s/ Gary E. Muenster	Executive Vice President, Chief Financial Officer (Principal Accounting Officer) and Director	November 30, 2020
Gary E. Muenster

/s/ Patrick M. Dewar	Director	November 30, 2020
Patrick M. Dewar

/s/ Vinod M. Khilnani	Director	November 30, 2020
Vinod M. Khilnani

/s/ Leon J. Olivier	Director	November 30, 2020
Leon J. Olivier

/s/ Robert J. Phillippy	Director	November 30, 2020
Robert J. Phillippy

/s/ Larry W. Solley	Director	November 30, 2020
Larry W. Solley

/s/ James M. Stolze	Director	November 30, 2020
James M. Stolze

/s/ Gloria L. Valdez	Director	November 30, 2020
Gloria L. Valdez

[This page has been intentionally left blank]

FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

ESCO Technologies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ESCO Technologies Inc. and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 30, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Change in Accounting Principles

As discussed in Note 1 of the consolidated financial statements, the Company has changed its method of accounting for leases as of October 1, 2019 due to the adoption of ASU No. 2016-062, Leases (ASC Topic 842) and method of accounting for revenue contracts with customers as of October 1, 2018 due to the adoption of ASU No. 2014-09, Revenue with Contracts with Customers (ASC Topic 606).

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

Revenue recognition — Estimate of contract costs at completion

As discussed in Notes 1 and 17 to the consolidated financial statements, the Company’s Aerospace & Defense segment enters into certain long-term fixed price contracts with aerospace and defense customers to produce various products. These products do not have an alternative use and the Company has an enforceable right to payment for costs incurred plus a reasonable margin. Revenue for these contracts is recognized over time generally using a cost-to-cost model. Under such model, the Company measures the extent of progress towards completion of these contracts based on the ratio of contract costs incurred to date to the estimate of total contract costs at completion. The estimation of these costs requires judgment by the Company given the unique product specifications and requirements for contracts related to the design, development, and manufacture of complex products.

We identified the assessment of the estimate of total contract costs at completion for certain contracts in the Aerospace & Defense segment for which revenue is recognized over time using a cost-to-cost model as a critical audit matter. Complex auditor judgment was required in evaluating expected engineering and production requirements of the contracts and the associated cost estimates for labor hours and materials, which represent assumptions with a high level of estimation uncertainty and that are also susceptible to potential management bias. Changes to these estimates may have a significant impact on the net sales and earnings recorded during the fiscal year.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process. This included controls over the accumulation and estimation of costs to complete for labor hours and materials for the contracts described above. For a selection of contracts, we compared the Company’s historical estimated costs and profit margin to the actual costs and profit margin for completed contracts to assess the Company’s ability to accurately estimate costs. We challenged the Company’s assumptions for labor hours and materials to be incurred for a selection of contracts by:

●	reading the underlying contract documents, including applicable amendments, to obtain an understanding of the contractual requirements and deliverables
●	inquiring of financial and operational personnel of the Company to identify factors that should be considered within the cost to complete estimates
●	comparing the costs incurred to date, as a percentage of the estimated costs at completion, to the Company’s physical production to date under the contract, including consideration of remaining contract performance risks
●	comparing actual incurred and remaining estimated material costs to the original estimated amount of material costs at the beginning of the project plus incremental material costs due to contract modification
●	comparing actual incurred and remaining estimated labor hours to the original estimate of labor hours at the beginning of the project plus incremental labor hours due to contract modification
●	comparing the estimated costs at completion, which includes costs incurred to date plus estimated costs to complete, to actual costs incurred for similar products previously developed and produced, if applicable
●	inspecting correspondence, if applicable, between the Company and the customer regarding actual and expected contract performance to date and comparing to the estimate to complete
●	assessing the estimates for indicators of management bias by evaluating the audit evidence obtained through the procedures described above.

Sufficiency of audit evidence obtained over net sales

As discussed in Notes 1 and 17 to the consolidated financial statements, sales are recognized primarily from the sale of products across various industries and through multiple Company subsidiaries and locations around the world. The Company recorded $732.9 million of net sales for the year ended September 30, 2020.

We identified the evaluation of the sufficiency of audit evidence obtained over net sales as a critical audit matter. Evaluating the sufficiency of audit evidence obtained over net sales required especially subjective auditor judgment because of the disaggregated nature of the Company’s operations, including revenue recognition accounting policies and procedures that differ among the various subsidiaries and locations. This included determining the Company subsidiaries and locations at which procedures were performed.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net sales, including the determination of the Company subsidiaries and locations at which those procedures were to be performed. At each Company subsidiary and location where procedures were performed, we:

●	evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process at the applicable subsidiaries and locations; and
●	assessed the recorded net sales for a selection of transactions by comparing the amount recognized for consistency with underlying documentation, including contracts with customers and shipping documentation, if applicable, and the Company’s revenue recognition policies.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed.

Assessing the carrying value of goodwill and indefinite-lived intangible assets of certain reporting units in the Utility Solutions Group and Aerospace & Defense segments

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company reviews goodwill and other – indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying value. The Company uses a discounted cash flow method, using a discount rate determined to be commensurate with the risk inherent in each reporting unit’s business model when estimating fair value. The Company uses a relief from royalty method to estimate the fair value of indefinite-lived intangible assets.

We identified the assessment of the carrying value of goodwill and indefinite-lived intangible assets of certain reporting units in the Utility Solutions Group and Aerospace & Defense segments as a critical audit matter. The valuation of each reporting unit and the related indefinite-lived intangible assets involved estimation uncertainty in the projection of future cash flows, resulting in an increased level of subjective auditor judgment. Specifically, subjective and challenging auditor judgment was required to evaluate the forecasted revenue growth rates, gross margins, and discount rates used in the discounted cash flows to derive the fair value of the reporting unit. Additionally, subjective auditor judgment was required to assess the forecasted revenue growth rates, discount rate, and royalty rate assumptions used in the valuation of indefinite-lived intangible assets. Evaluation of the forecasted revenue growth rates and gross margins was challenging as they represented subjective determinations of future market and economic conditions that were sensitive to variation. Specialized skills and knowledge were required to evaluate the Company’s discount rate and royalty rate assumptions.

The following were the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill and indefinite-lived intangible asset impairment assessment process. This included controls related to the determination of the fair value of the reporting units and indefinite-lived intangible assets and the development of forecasted revenue growth rates, gross margins, discount rates, and royalty rate assumptions. We evaluated the Company’s forecasted revenue growth rates by comparing to industry and peer company forecasted revenue growth rates. We also assessed the Company’s forecasted revenue growth rates and gross margins by comparing them to historical experience and to underlying business strategies and growth plans available for market participants for each reporting unit. We compared historical forecasted revenue growth rates and gross margins to actual results in order to assess the Company’s ability to forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the royalty rate assumptions by comparing them to royalty rate ranges developed using publicly available market data for comparable company intangible assets and affordability analyses based on profitability of the reporting unit to which the indefinite-lived intangible assets relate
●	evaluating the discount rates by comparing them to discount rate ranges that were independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 1990.

St. Louis, Missouri

November 30, 2020

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
Years ended September 30,	2020	2019	2018
Net sales	$732,915	726,044	683,650
Costs and expenses:
Cost of sales	457,418	437,998	419,713
Selling, general and administrative expenses	159,490	162,734	153,065
Amortization of intangible assets	21,812	18,492	17,262
Interest expense, net	6,730	8,092	8,798
Pension plan termination charge	40,600	—	—
Other expenses, net	7,122	851	3,721
Total costs and expenses	693,172	628,167	602,559

Earnings before income tax	39,743	97,877	81,091
Income tax expense (benefit)	14,278	20,388	(5,170)
Net earnings from continuing operations	25,465	77,489	86,261
(Loss) earnings from discontinued operations, net of tax expense of $269, $789 and $1,060 in 2020, 2019 and 2018, respectively	(601)	3,550	5,875
Gain on sale from discontinued operations, net of tax expense of $23,232	77,116	—	—
Net earnings from discontinued operations	76,515	3,550	5,875
Net earnings	$101,980	81,039	92,136

Earnings per share:
Basic:
Continuing operations	$0.98	2.99	3.33
Discontinued operations	2.94	0.13	0.23
Net earnings	$3.92	3.12	3.56
Diluted:
Continuing operations	$0.97	2.97	3.31
Discontinued operations	2.93	0.13	0.23
Net earnings	$3.90	3.10	3.54
Average common shares outstanding (in thousands):
Basic	26,010	25,946	25,874
Diluted	26,135	26,097	26,058

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)
Years ended September 30,	2020	2019	2018
Net earnings	$101,980	81,039	92,136
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	3,172	(6,474)	(2,254)
Pension plan termination	40,600	—	—
Amortization of prior service costs and actuarial losses	(3,455)	(6,066)	(2,003)
Net unrealized gain on derivative instruments	—	94	37
Total other comprehensive (loss) income, net of tax	40,317	(12,446)	(4,220)
Comprehensive income	$142,297	68,593	87,916

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
As of September 30,	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$52,560	61,808
Accounts receivable, less allowance for doubtful accounts of $1,995 and $1,505 in 2020 and 2019, respectively	144,082	158,715
Contract assets, net	96,746	110,211
Inventories, net	136,189	124,956
Other current assets	17,053	14,190
Assets of discontinued operations - current	—	25,314
Total current assets	446,630	495,194

Property, plant and equipment:
Land and land improvements	9,657	8,101
Buildings and leasehold improvements	98,636	83,255
Machinery and equipment	153,718	136,881
Construction in progress	8,393	9,983
	270,404	238,220

Less accumulated depreciation and amortization	(130,534)	(110,377)
Net property, plant and equipment	139,870	127,843

Intangible assets, net	346,632	381,605
Goodwill	408,063	390,256
Operating lease assets	21,390	—
Other assets	10,938	4,445
Assets of discontinued operations - other	—	67,377

Total Assets	$1,373,523	1,466,720

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
As of September 30,	2020	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt and short-term borrowings	$22,368	20,000
Accounts payable	50,525	63,800
Contract liabilities, net	100,551	81,177
Accrued salaries	32,149	37,194
Accrued other expenses	50,436	37,947
Liabilities of discontinued operations - current	—	11,517
Total current liabilities	256,029	251,635

Pension obligations	2,481	22,682
Deferred tax liabilities	60,938	60,856
Other liabilities	52,480	36,326
Long-term debt	40,000	265,000
Liabilities of discontinued operations - other	—	3,999
Total liabilities	411,928	640,498

Shareholders’ equity:

Preferred stock, par value $.01 per share, authorized 10,000,000 shares
Common stock, par value $.01 per share, authorized 50,000,000 shares; issued 30,645,625 and 30,596,940 shares in 2020 and 2019, respectively	306	306
Additional paid-in capital	293,682	292,408
Retained earnings	778,398	684,741
Accumulated other comprehensive loss, net of tax	(3,657)	(43,974)
	1,068,729	933,481

Less treasury stock, at cost (4,607,911 and 4,615,627 common shares in 2020 and 2019, respectively)	(107,134)	(107,259)
Total shareholders’ equity	961,595	826,222

Total Liabilities and Shareholders’ Equity	$1,373,523	1,466,720

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, September 30, 2017	30,469	$305	289,785	516,718	(27,308)	(107,582)	671,918

Comprehensive income (loss):
Net earnings	—	—	—	92,136	—	—	92,136
Translation adjustments, net of tax of $0	—	—	—	—	(2,254)	—	(2,254)
Net unrecognized actuarial loss, net of tax of $(1,326)	—	—	—	—	(2,003)	—	(2,003)
Forward exchange contracts, net of tax of $(41)	—	—	—	—	37	—	37

Cash dividends declared ($0.32 per share)	—	—	—	(8,278)	—	—	(8,278)

Reclassification from accumulated other comprehensive loss as a result of the adoption of new accounting standard ASU 2018-02				6,261	—	—	6,261

Stock options and stock compensation plans, net of tax of $0	66	—	1,405	—	—	188	1,593

Balance, September 30, 2018	30,535	$305	291,190	606,837	(31,528)	(107,394)	759,410

Comprehensive income (loss):
Net earnings	—	—	—	81,039	—	—	81,039
Translation adjustments, net of tax of $0	—	—	—	—	(6,474)	—	(6,474)
Net unrecognized actuarial loss, net of tax of $1,817	—	—	—	—	(6,066)	—	(6,066)
Forward exchange contracts, net of tax of $(22)	—	—	—	—	94	—	94

Cash dividends declared ($0.32 per share)	—	—	—	(8,302)	—	—	(8,302)

Adoption of new accounting standard ASU 2014-09	—	—	—	5,167	—	—	5,167

Stock options and stock compensation plans, net of tax of $0	62	1	1,218	—	—	135	1,354

Balance, September 30, 2019	30,597	$306	292,408	684,741	(43,974)	(107,259)	826,222

Comprehensive income (loss):
Net earnings	—	—	—	101,980	—	—	101,980
Translation adjustments, net of tax of $0	—	—	—	—	3,172	—	3,172
Pension termination and net unrecognized actuarial loss, net of tax of $(1,161)	—	—	—	—	37,145	—	37,145

Cash dividends declared ($0.32 per share)	—	—	—	(8,323)	—	—	(8,323)

Stock options and stock compensation plans, net of tax of $0	49	—	1,274	—	—	125	1,399

Balance, September 30, 2020	30,646	$306	293,682	778,398	(3,657)	(107,134)	961,595

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
Years ended September 30,	2020	2019	2018
Cash flows from operating activities:
Net earnings	$101,980	81,039	92,136
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings from discontinued operations, net of tax	(76,515)	(3,550)	(5,875)
Depreciation and amortization	41,338	35,995	33,690
Stock compensation expense	5,550	5,088	5,029
Changes in assets and liabilities	23,793	(6,649)	(9,552)
Change in property, plant and equipment from gain on building sale	—	(8,922)	—
Effect of deferred taxes on tax provision	(2,562)	61	(21,031)
Pension contributions	(25,650)	(2,500)	(9,951)
Pension plan termination charge	40,600	—	—
Net cash provided by operating activities – continuing operations	108,534	100,562	84,446
Net cash (used) provided by discontinued operations	(26,254)	4,575	8,813
Net cash provided by operating activities	82,280	105,137	93,259
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(95,840)	(9,813)
Capital expenditures	(32,108)	(24,229)	(15,243)
Additions to capitalized software	(9,023)	(8,374)	(9,573)
Proceeds from sale of building and land	—	17,201	—
Net cash used by investing activities – continuing operations	(41,131)	(111,242)	(34,629)
Net cash provided (used) by investing activities – discontinued operations	182,084	(13,903)	(6,978)
Net cash provided (used) by investing activities	140,953	(125,145)	(41,607)
Cash flows from financing activities:
Proceeds from long-term debt	12,368	130,000	55,000
Principal payments on long-term debt	(235,000)	(65,000)	(110,000)
Dividends paid	(8,323)	(8,302)	(8,278)
Debt issuance costs	—	(1,071)	—
Other	(3,125)	(3,371)	(3,078)
Net cash provided (used) by financing activities – continuing operations	(234,080)	52,256	(66,356)
Net cash used by financing activities – discontinued operations	(2,140)	(2,472)	(1,922)
Net cash provided (used) by financing activities	(236,220)	49,784	(68,278)
Effect of exchange rate changes on cash and cash equivalents	3,739	1,555	1,587
Net (decrease) increase in cash and cash equivalents	(9,248)	31,331	(15,039)
Cash and cash equivalents at beginning of year	61,808	30,477	45,516
Cash and cash equivalents at end of year	$52,560	61,808	30,477

Changes in assets and liabilities:
Accounts receivable, net	$14,633	(8,722)	(340)
Contract assets	13,465	(57,177)	(5,748)
Inventories	(11,233)	7,109	(9,440)
Other assets and liabilities	(6,615)	7,708	1,334
Accounts payable	(13,275)	10,716	7,932
Contract liabilities	19,374	32,142	(1,999)
Accrued expenses	7,444	1,575	(1,291)
	$23,793	(6,649)	(9,552)
Supplemental cash flow information:
Interest paid	$5,869	8,076	8,540
Income taxes paid (including state & foreign)	37,714	26,084	8,789

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

B.      Basis of Presentation

The Company’s fiscal year ends on September 30. Throughout the Consolidated Financial Statements, unless the context indicates otherwise, references to a year (for example 2020) refer to the Company’s fiscal year ending on September 30 of that year.

The Company's former Technical Packaging segment is reflected as discontinued operations in the Consolidated Financial Statements and related notes for all periods presented, in accordance with accounting principles generally accepted in the United States of America (GAAP). Prior period amounts have been reclassified to conform to the current period presentation. See Note 2.

The Company accounts for shipping and handling costs on a gross basis and they are included in net sales. The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis and they are excluded from net sales.

C.      Nature of Operations

The Company is organized based on the products and services it offers and classifies its business operations in segments for financial reporting purposes. Under the current organization structure, the Company has three segments for financial reporting purposes: Aerospace & Defense, Utility Solutions Group (USG), and RF Shielding and Test (Test).

Aerospace & Defense: The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements and fluid control devices used in commercial aerospace applications; unique filter mechanisms used in micro-propulsion devices for satellites; custom designed filters for manned aircraft and submarines; products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; and metal processing services.

USG: The companies within this segment provide diagnostic testing solutions that enable electric power grid operators to assess the integrity of high-voltage power delivery equipment, as well as decision support tools for the renewable energy industry, primarily wind and solar.

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

E.      Revenue Recognition

On October 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). Significant changes to our policies resulting from the adoption are provided below. We adopted ASC 606 using the modified retrospective transition method applied to contracts that were not substantially complete at the end of fiscal year 2018. We recorded a $5.2 million adjustment to increase retained earnings to reflect the cumulative impact of adopting this standard at the beginning of fiscal year 2019, primarily related to certain long-term contracts in our Aerospace & Defense and Technical Packaging segments that converted to the cost-to-cost method for revenue recognition. The comparative information has not been restated and is reported under the accounting standards in effect for those periods.

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

Aerospace & Defense: Within the Aerospace & Defense segment, approximately 45% of revenues (approximately 22% of consolidated revenues) are recognized at a point in time when products are shipped (when control of the goods transfers) to unaffiliated customers. The related contracts are with commercial and military customers and have a single performance obligation as there is only one good promised or the promise to transfer the goods or services is not distinct or separately identifiable from other promises in the contract. The transaction price for these contracts reflects our estimate of returns, rebates and discounts, which are based on historical, current and forecasted information to determine the expected amount to which the Company will be entitled in exchange for transferring the promised goods or services to the customer. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant. Amounts billed to customers for shipping and handling are included in the transaction price as the related activities are performed prior to customer obtaining control of the products. They generally are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer and are expensed in selling, general, and other costs in the period they are incurred. Taxes collected from customers and remitted to government authorities are recorded on a net basis. We primarily provide standard warranty programs for products in our commercial businesses for periods that typically range from one to two years. These assurance-type programs typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation.

Approximately 55% of the segment’s revenues (approximately 26% of consolidated revenues) are accounted for over time as the product does not have an alternative use and the Company has an enforceable right to payment for costs incurred plus a reasonable margin or the inventory is owned by the customer. The related contracts are primarily cost-plus or fixed price contracts related to the design, development and manufacture of complex fluid control products, quiet valves, manifolds, shock and vibration dampening, thermal insulation and systems primarily for the commercial aerospace and military (U.S. Government) markets. The contracts may contain multiple products, which are capable of being distinct as the customer could benefit from each product on its own or together with other readily available resources. Each product is separately identifiable from the other products in the contract. Therefore, each product is distinct in context of the contract and will be accounted for as a separate performance obligation. Our contracts are frequently modified for changes in contract specifications and requirements. Most of our contract modifications are for products that are not distinct from the existing contract and are accounted for as part of that existing contract.

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

Selecting the method to measure progress towards completion for the commercial and military contracts requires judgment and is based on the nature of the products or service to be provided. We generally use the cost-to-cost method to measure progress for our Aerospace & Defense segment contracts, as the rate at which costs are incurred to fulfill a contract best depicts the transfer of control to the customer. Under this measure, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the estimated costs at completion of the performance obligation, and revenue is recorded proportionally as costs are incurred based on an estimated profit margin.

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

USG: Within the USG segment, approximately 75% of revenues (approximately 20% of consolidated revenues) are recognized at a point in time when products are shipped (when control of the goods transfers) to unaffiliated customers. The related contracts are with commercial customers. The contracts may contain multiple products which are capable of being distinct as the customer could benefit from each product on its own or together with other readily available resources. Each product is separately identifiable from the other products in the contract. Therefore, each product is distinct in context of the contract and is accounted for as a separate performance obligation. The transaction price for these contracts reflects our estimate of variable consideration in the form of returns, rebates and discounts, which are based on historical, current and forecasted information to determine the expected amount to which the Company will be entitled in exchange for transferring the promised goods or services to the customer. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant. Amounts billed to customers for shipping and handling are included in the transaction price as the related activities are performed prior to customer obtaining control of the products. They generally are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer and are expensed in selling, general, and other costs in the period they are incurred. Taxes collected from customers and remitted to government authorities are recorded on a net basis. We primarily provide standard warranty programs for products in our commercial businesses for periods that typically range from one to two years. These assurance-type programs typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation.

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

Test: Within the Test segment, approximately 18% of revenues (approximately 5% of consolidated revenues) are recognized at a point in time when products such as, antennas and probes are shipped (when control of the goods transfers) to unaffiliated customers. The related contracts are with commercial customers. The contracts may contain multiple products which are capable of being distinct as the customer could benefit from each product on its own or together with other readily available resources. Each product is separately identifiable from the other products in the contract. Therefore, each product is distinct in context of the contract and will be accounted for as a separate performance obligation. The transaction price for these contracts reflects our estimate of variable consideration in the form of returns, rebates and discounts, which are based on historical, current and forecasted information to determine the expected amount to which the Company will be entitled in exchange for transferring the promised goods or services to the customer. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant. Amounts billed to customers for shipping and handling are included in the transaction price as the related activities are performed prior to customer obtaining control of the products. They generally are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer and are expensed in selling, general, and other costs in the period they are incurred. Taxes collected from customers and remitted to government authorities are recorded on a net basis. We primarily provide standard warranty programs for products in our commercial businesses for periods that typically range from one to two years. These assurance-type programs typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation.

Approximately 82% of the segment’s revenues (approximately 20% of consolidated revenues) are recorded over time as the product does not have an alternative use and the Company has an enforceable right to payment for costs incurred plus a reasonable margin. Products accounted for under this guidance include the construction and installation of test chambers to a buyer’s specifications that provide its customers with the ability to measure and contain magnetic, electromagnetic and acoustic energy. The goods and services related to each installed test chamber are not distinct due to the significant amount of integration provided and each installed chamber is accounted for as a single performance obligation. Selecting the method to measure progress towards completion for these contracts requires judgment and is based on the nature of the products and service to be provided. We use milestones to measure progress for our Test segment contracts because it best depicts the transfer of control to the customer that occurs as we incur costs on our contracts. For arrangements that are accounted for under this guidance, the Company estimates profit as the difference between total revenue and total estimated cost of a contract and recognizes these revenues and costs based primarily on contract milestones. The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration as applicable.

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

See the further discussion of the Company’s revenue recognition in Note 17 below.

Prior to Adoption of ASC 606

Prior to October 1, 2018, Management recognized revenue consistent with ASC 605. The Aerospace & Defense segment was most impacted by the change in the timing of revenue recognition. Under ASC 605, in 2018 the Aerospace & Defense segment recognized 85% of revenues upon delivery of products (when title and risk of ownership transfers) and when the other general conditions to revenue recognition (collectability of revenues is probable, there is evidence of an arrangement, fees are fixed and determinable) were met, and 15% of revenues under percentage-of-completion. The change to recording more revenue over time as costs are incurred at the Aerospace & Defense segment is the result of the products not having an alternative use and the Company having an enforceable right to payment for costs incurred plus a reasonable margin or the inventory is owned by the customer.

The timing of revenue recognition under ASC 605 and ASC 606 was similar for the USG and Test segments. In 2018, the USG segment recognized 25% of revenues under percentage-of-completion and 75% of revenues when products were delivered or services performed (when title and risk of ownership transfers) and when the other general conditions to revenue recognition (collectability of revenues is probable, there is evidence of an arrangement, fees are fixed and determinable) were met. In 2018, the Test segment recognized 75% of revenues under percentage-of-completion and 25% of revenues when products were delivered or services performed (when title and risk of ownership transfers).

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

J.      Leases

The Company’s lease agreements primarily relate to office space, manufacturing facilities, and machinery and equipment. The Company determines at lease inception whether an arrangement that provides control over the use of an asset is a lease. The Company recognizes at lease commencement a right-of-use (ROU) asset and lease liability based on the present value of the future lease payments over the lease term. The Company has elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less. Certain of the Company’s leases include options to extend the term of the lease for up to 20 years. When it is reasonably certain that the Company will exercise the option, Management includes the impact of the option in the lease term for purposes of determining total future lease payments. As most of the Company’s lease agreements do not explicitly state the discount rate implicit in the lease, Management uses the Company’s incremental borrowing rate on the commencement date to calculate the present value of future payments based on the tenor of each arrangement.

K.      Goodwill and Other Long-Lived Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in business acquisitions. Management annually reviews goodwill and other long-lived assets with indefinite useful lives for impairment or whenever events or changes in circumstances indicate the carrying amount may be less than fair value. If the Company determines that the carrying value of the long-lived asset or reporting unit is less than fair value, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value of the Company’s reporting units is measured based on a discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in each of our reporting units’ current business models. Fair value for trade names is determined using a generally accepted valuation method based on an income approach called the relief from royalty method. During 2020, the revenue softness in the Company’s Aerospace & Defense segment as well as its USG segment due to the COVID-19 pandemic led management to perform a quantitative impairment analysis, which included a detailed calculation of the fair value of its trade names and reporting units related to certain reporting units within these segments. The results of these impairment analyses indicated that the fair values of the trade names and reporting units are not less than their carrying values. The Company’s estimates of discounted cash flows to derive the fair value were measured in accordance with ASC 350, Intangibles – Goodwill and Other. The Company is using estimates of discounted cash flows that may change, and if they change negatively it could result in the need to write down those assets to fair value.

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

N.      Research and Development Costs

Company-sponsored research and development costs include research and development and bid and proposal efforts related to the Company’s products and services. Company-sponsored product development costs are charged to expense when incurred. Customer-sponsored research and development costs incurred pursuant to contracts are accounted for similarly to other program costs. Customer-sponsored research and development costs refer to certain situations whereby customers provide funding to support specific contractually defined research and development costs. Total Company and customer-sponsored research and development expenses were approximately $13.3 million, $12.1 million and $10.9 million for 2020, 2019 and 2018, respectively. These expense amounts exclude certain engineering costs primarily associated with product line extensions, modifications and maintenance, which amounted to approximately $16.1 million, $15.8 million and $13.1 million for 2020, 2019 and 2018, respectively.

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

The number of shares used in the calculation of earnings per share for each year presented is as follows:

(in thousands)	2020	2019	2018
Weighted Average Shares Outstanding - Basic	26,010	25,946	25,874
Performance-Accelerated Restricted Stock	125	151	184
Shares - Diluted	26,135	26,097	26,058

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

R.      Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss of $(3.7) million at September 30, 2020 consisted of currency translation adjustments. Accumulated other comprehensive loss of $(44.0) million at September 30, 2019 consisted of $(37.0) million related to the pension net actuarial loss; and $(7.0) million related to currency translation adjustments.

S.      Derivative Financial Instruments

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

T.      Fair Value Measurements

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of September 30, 2020 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts due under the revolving credit facility approximate fair value as the interest on outstanding borrowings is calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at the Company’s election.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during 2020.

U.      New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-062, “Leases” (ASU 2016-02) which supersedes ASC 840, “Leases” and creates a new topic, ASC 842, “Leases.” Subsequent to the issuance of ASU 2016-02, ASC 842 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. Effective October 1, 2019, the Company adopted these updates using the optional transition method. These updates require lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. Upon initial application, the provisions of these updates are required to be applied using the modified retrospective method which requires retrospective adoption to each prior reporting period presented with the cumulative effect of adoption recorded to the earliest reporting period presented. An optional transition method can be utilized which requires retrospective adoption beginning on the date of adoption with the cumulative effect of initially applying these updates recognized at the date of initial adoption. The standard also provided several optional practical expedients for use in transition. The Company elected to use what the FASB has deemed the “package of practical expedients,” which allowed the Company not to reassess previous conclusions regarding lease identification, lease classification and the accounting treatment for initial direct costs. These updates also expand the required quantitative and qualitative disclosures surrounding leases. The adoption resulted in the addition of “right of use” assets of approximately $20 million and lease liabilities of approximately $23 million in the Consolidated Balance Sheet, with no significant change to the Consolidated Statements of Operations or Cash Flows. Refer to Note 16 for further discussion.

2.      Technical Packaging Divestiture

On December 31, 2019, pursuant to an Equity Purchase Agreement entered into on November 15, 2019, the Company completed the sale of its Technical Packaging business segment, consisting of the Company's wholly-owned subsidiaries Thermoform Engineered Quality LLC, Plastique Ltd. and Plastique sp. z o.o. (the "Technical Packaging Business"), to Sonoco Plastics, Inc. and Sonoco Holdings, Inc. ("Buyers"), two wholly-owned subsidiaries of Sonoco Products Company (NYSE:SON). The companies within this segment provide innovative solutions to the medical and commercial markets for thermoformed packages and specialty products using a wide variety of thin gauge plastics and pulp. Results of operations, financial position and cash flows for the Technical Packaging business are reflected as discontinued operations in the Consolidated Financial Statements and related notes for all periods presented.

Net sales from the Technical Packaging business were $16.5 million, $86.9 million and $87.9 million in 2020, 2019 and 2018, respectively. Pretax (loss) earnings from the Technical Packaging business was $(0.3) million, $4.3 million and $6.9 million in 2020, 2019 and 2018, respectively. The Company received net proceeds from the sale of approximately $184 million and recorded a $76.5 million after-tax gain on the sale in 2020. The Company finalized the working capital adjustment and paid $0.2 million to the buyer during the third quarter of 2020.

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

3.      Acquisitions

2019

On July 2, 2019 the Company acquired Globe Composite Solutions, LLC, for a purchase price of approximately $95 million, net of cash acquired. Globe, based in Stoughton, Massachusetts, is a well-established, vertically integrated supplier of mission-critical composite-based products and solutions for navy, defense, and industrial customers, Globe has annualized sales of approximately $37 million. Since the date of acquisition, the operating results for Globe have been included in the Company’s Aerospace & Defense segment. Based on the purchase price allocation, the Company recorded approximately $3.5 million of accounts receivable, $3.5 million of inventory, $6.3 million of property, plant and equipment, $10.5 million of accounts payable, accrued expenses and advance payments, $28.5 million of goodwill, $3.7 million of tradenames and $59.7 million of amortizable intangible assets consisting mainly of $56.7 million of customer relationships with a weighted average life of 20 years and $2.8 million of customer contract assets. The acquired goodwill relates to excess value associated with the opportunities to expand the services and markets that the Company can offer to its customers. The Company estimates approximately $25 million of the goodwill will be deductible for tax purposes.

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

The goodwill recorded for the Globe acquisition mentioned above is deductible for U.S. Federal and state income tax purposes. The goodwill recorded for the Manta acquisition is deductible for Canadian income tax purposes.

4.      Goodwill and Other Intangible Assets

Included on the Company’s Consolidated Balance Sheets at September 30, 2020 and 2019 are the following intangible assets gross carrying amounts and accumulated amortization:

(Dollars in thousands)	2020	2019
Goodwill	$408,063	390,256

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,092	1,945
Less: accumulated amortization	858	748
Net	$1,234	1,197

Capitalized software
Gross carrying amount	$84,888	78,962
Less: accumulated amortization	57,302	48,530
Net	$27,586	30,432

Customer Relationships
Gross carrying amount	$227,178	227,225
Less: accumulated amortization	67,643	55,326
Net	$159,535	171,899

Other
Gross carrying amount	$5,156	5,441
Less: accumulated amortization	3,260	2,645
Net	$1,896	2,796
Intangible assets with indefinite lives:
Trade names	$156,381	175,281

The Company performed its annual evaluation of goodwill and intangible assets for impairment during the fourth quarter of 2020 and concluded no impairment existed at September 30, 2020 and there are no accumulated impairment losses as of September 30, 2020.

The changes in the carrying amount of goodwill attributable to each business segment for 2020 and 2019 are as follows:

	Aerospace &
(Dollars in millions)	Defense	Test	USG	Total
Balance as of September 30, 2018	73.7	34.1	254.1	361.9
Acquisition activity and other	28.5	—	(0.1)	28.4
Balance as of September 30, 2019	102.2	34.1	254.0	390.3
Out-of-period adjustment	—	—	18.0	18.0
Foreign currency translation and other	(0.1)	—	(0.1)	(0.2)
Balance as of September 30, 2020	$102.1	34.1	271.9	408.1

As of September 30, 2020, the Company reclassified $18.0 million from Morgan Schaffer’s tradename to goodwill to correct a misclassification that originated in the original accounting for the acquisition in fiscal 2017. Management has determined that the effect of this misclassification was not material to the current or any prior periods and it had no impact on the Company’s total assets, results of operations or cash flows for any period.

Amortization expense related to intangible assets with determinable lives was $21.8 million, $18.5 million and $17.3 million in 2020, 2019 and 2018, respectively. Patents are amortized over the life of the patents, generally 17 years. Capitalized software is amortized over the estimated useful life of the software, generally three to seven years. Customer relationships are generally amortized over fifteen to twenty years. Intangible asset amortization for fiscal years 2021 through 2025 is estimated at approximately $21 million per year.

5.      Accounts Receivable

Accounts receivable, net of the allowance for doubtful accounts, from continuing operations consist of the following at September 30, 2020 and 2019:

(Dollars in thousands)	2020	2019
Commercial	$121,924	137,553
U.S. Government and prime contractors	22,158	21,162
Total	$144,082	158,715

6.      Inventories, Net

Inventories, net, from continuing operations consist of the following at September 30, 2020 and 2019:

(Dollars in thousands)	2020	2019
Finished goods	$28,471	23,550
Work in process	30,183	26,407
Raw materials	77,535	74,999
Total	$136,189	124,956

7.      Related Parties

One of the Company’s directors is a former officer at a customer of the Company’s subsidiary Doble. Doble sells products, rents equipment and provides testing services to the customer in the ordinary course of Doble’s business. The total amount of these sales were approximately $2.8 million, $3.3 million and $2.1 million during fiscal 2020, 2019 and 2018, respectively. All transactions between Doble and the customer are intended to be and have been consistent with Doble’s normal commercial terms offered to its customers, and the Company’s Board of Directors has determined that the relationship between the Company and the customer is not material and did not impair either the Company’s or the director’s independence.

8.      Income Tax Expense

Total income tax expense (benefit) for the years ended September 30, 2020, 2019 and 2018 was allocated to income tax expense as follows:

(Dollars in thousands)	2020	2019	2018
Income tax expense (benefit) from continuing operations	$14,278	20,388	(5,170)
Income tax expense from discontinued operations	23,501	789	1,060
Total income tax expense (benefit)	$37,779	21,177	(4,110)

The components of income from continuing operations before income taxes for 2020, 2019 and 2018 consisted of the following:

(Dollars in thousands)	2020	2019	2018
United States	$27,288	87,150	74,028
Foreign	12,455	10,727	7,063
Total income before income taxes	$39,743	97,877	81,091

The principal components of income tax expense (benefit) from continuing operations for 2020, 2019 and 2018 consist of:

(Dollars in thousands)	2020	2019	2018
Federal:
Current	$10,982	13,888	7,663
Deferred	1,507	250	(22,329)
State and local:
Current	2,042	3,039	1,885
Deferred	(905)	98	2,899
Foreign:
Current	2,875	2,439	2,208
Deferred	(2,223)	674	2,504
Total	$14,278	20,388	(5,170)

The actual income tax expense (benefit) from continuing operations for 2020, 2019 and 2018 differs from the expected tax expense for those years (computed by applying the U.S. Federal corporate statutory rate) as follows:

	2020	2019	2018
Federal corporate statutory rate	21.0%	21.0%	24.5%
State and local, net of Federal benefits	2.3	3.2	2.9
Foreign	(1.1)	0.6	0.8
Research credit	(3.4)	(0.8)	(1.6)
Domestic production deduction	—	—	(1.1)
Change in uncertain tax positions	—	(0.1)	(0.1)
Executive compensation	1.5	0.3	(0.1)
Valuation allowance	(6.3)	(2.4)	3.0
GILTI and FDII	0.4	(0.6)	—
Tax reform – impact on U.S. deferred tax assets and liabilities	—	(0.3)	(39.3)
Tax reform – transition tax	—	(0.1)	1.6
Tax reform – taxes related to foreign unremitted earnings	—	—	3.0
Pension plan termination charge	21.4	—	—
Other, net	0.1	—	—
Effective income tax rate	35.9%	20.8%	(6.4)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2020 and 2019 are presented below:

(Dollars in thousands)	2020	2019
Deferred tax assets:
Inventories	$4,998	4,800
Pension and other postretirement benefits	842	5,533
Timing differences related to revenue recognition	4,722	—
Lease liabilities	5,220	—
Net operating and capital loss carryforwards — domestic	563	602
Net operating loss carryforward — foreign	3,678	3,766
Other compensation-related costs and other cost accruals	8,953	7,764
State credit carryforward	2,366	1,914
Total deferred tax assets	31,342	24,379

Deferred tax liabilities:
Timing differences related to revenue recognition	—	(1,805)
ROU assets	(5,220)	—
Goodwill	(7,878)	(1,450)
Acquisition assets	(52,682)	(58,547)
Depreciation, software amortization	(21,283)	(18,288)
Net deferred tax liabilities before valuation allowance	(55,721)	(55,711)
Less valuation allowance	(1,932)	(4,504)
Net deferred tax liabilities	$(57,653)	(60,215)

The Company has a foreign net operating loss (NOL) carryforward of $14.0 million at September 30, 2020, which reflects tax loss carryforwards in Germany, South Africa, Canada, India and the United Kingdom. Approximately $13.8 million of the tax loss carryforwards have no expiration date while the remaining $0.2 million will expire between 2028 and 2038. The Company has deferred tax assets related to state NOL carryforwards of $0.6 million at September 30, 2020 which expire between 2025 and 2040. The Company also has net state research and other credit carryforwards of $2.4 million of which $1.7 million expires between 2023 and 2035. The remaining $0.7 million does not have an expiration date.

The valuation allowance for deferred tax assets as of September 30, 2020 and 2019 was $1.9 million and $4.5 million, respectively. The net change in the total valuation allowance for each of the years ended September 30, 2020 and 2019 was a decrease of $2.6 million and a decrease of $2.6 million, respectively.The Company has established a valuation allowance against state credit carryforwards of $0.6 million and $0.4 million at September 30, 2020 and 2019, respectively. In addition, the Company has established a valuation allowance against state NOL carryforwards that are not expected to be realized in future periods of $0.5 million and $0.6 million at September 30, 2020 and 2019, respectively. Lastly, the Company has established a valuation allowance against certain NOL carryforwards in foreign jurisdictions which may not be realized in future periods of $0.8 million and $3.6 million at September 30, 2020 and 2019, respectively.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, which made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime. As a result, cash repatriated to the U.S. is generally no longer subject to U.S. federal income tax. No provision is made for foreign withholding or any applicable U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries where these earnings are considered indefinitely invested or otherwise retained for continuing international operations. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable.

9.      Debt

Debt consists of the following at September 30, 2020 and 2019:

(Dollars in thousands)	2020	2019
Revolving credit facility, including current portion	$62,368	285,000
Current portion of long-term debt and short-term borrowings	(22,368)	(20,000)
Total long-term debt, less current portion	$40,000	265,000

The Credit Facility includes a $500 million revolving line of credit as well as provisions allowing for an increase of the commitment amount by an additional $250 million, if necessary, with the consent of the lenders. The bank syndication supporting the facility is comprised of a diverse group of eight banks led by JP Morgan Chase Bank, N.A., as Administrative Agent. The Credit Facility matures September 27, 2024.

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

The Credit Facility is secured by the unlimited guaranty of the Company's direct and indirect material U.S. subsidiaries and the pledge of 100% of the equity interests of its direct and indirect material foreign subsidiaries. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. As of September 30, 2020, the Company was in compliance with all covenants.

At September 30, 2020, the Company had approximately $430 million available to borrow under the Credit Facility, plus the $250 million increase option subject to the lenders’ consent, in addition to $52.6 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of September 30, 2020, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. In addition, the Company had $2.4 million of short-term borrowings at its foreign locations outstanding as of September 30, 2020.

During 2020 and 2019, the maximum aggregate short-term borrowings at any month-end were $281 million and $308 million, respectively, and the average aggregate short-term borrowings outstanding based on month-end balances were $175.6 million and $236.4 million, respectively. The weighted average interest rates were 3.20%, 3.21% and 3.03% for 2020, 2019 and 2018, respectively. As of September 30, 2020, the interest rate on the Company's debt was 1.09%. The letters of credit issued and outstanding under the Credit Facility totaled $9.9 million and $8.2 million at September 30, 2020 and 2019, respectively.

10.      Capital Stock

The 30,645,625 and 30,596,940 common shares as presented in the accompanying Consolidated Balance Sheets at September 30, 2020 and 2019 represent the actual number of shares issued at the respective dates. The Company held 4,607,911 and 4,615,627 common shares in treasury at September 30, 2020 and 2019, respectively.

In August 2012, the Company’s Board of Directors authorized a common stock repurchase program under which the Company may repurchase shares of its stock from time to time in its discretion, in the open market or otherwise, up to a maximum total repurchase amount of $100 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). This program has been repeatedly extended by the Company’s Board of Directors and is currently scheduled to expire September 30, 2021. There were no share repurchases in 2020, 2019 or 2018. At September 30, 2020, approximately $50.4 million remained available for repurchases under the program.

11.      Share-Based Compensation

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted share unit (PARS) awards, and to non-employee directors under a non-employee directors compensation plan. The Company has no stock options currently outstanding. As of September 30, 2020, the Company's equity compensation plans had a total of 782,412 shares authorized and available for future issuance.

Performance-Accelerated Restricted Share Unit (PARS) Awards

A PARS award represents the right to receive a specified number of shares of Company common stock if and when the award vests. A PARS award is not stock and does not give the recipient any rights as a shareholder until it vests and is paid out in shares of stock. PARS awards currently outstanding have a five-year vesting period, with accelerated vesting if certain targets based on market conditions are achieved. In these cases, if it is probable that the performance condition will be met, the Company recognizes compensation cost on a straight-line basis over the shorter performance period; otherwise, it will recognize compensation cost over the longer service period. Compensation cost for the outstanding PARS awards is being recognized over the shorter performance period, as it is probable the performance condition will be met. The PARS award grants were valued at the stock price on the date of grant. Pretax compensation expense related to the PARS awards for continuing operations was $4.3 million, $4.0 million and $3.9 million for 2020, 2019 and 2018, respectively.

The following summary presents information regarding outstanding PARS awards as of the specified dates, and changes during the specified periods:

	FY 2020		FY 2019		FY 2018
		Estimated		Estimated		Estimated
		Weighted		Weighted		Weighted
	Shares	Avg. Price	Shares	Avg. Price	Shares	Avg. Price
Nonvested at October 1,	281,004	$59.72	315,544	$47.23	335,825	$40.35
Granted	45,723	74.80	84,862	74.77	104,320	56.06
Vested	(89,822)	50.51	(113,402)	37.00	(121,301)	35.59
Cancelled	(16,605)	60.48	(6,000)	45.20	(3,300)	53.86
Nonvested at September 30,	220,300	$66.55	281,004	$59.72	315,544	$47.23

Compensation Plan for Non-Employee Directors

Through the first quarter of 2018, the Company's Compensation Plan for Non-Employee Directors provided to each non-employee director a retainer of 900 common shares per quarter. Beginning in the second quarter of 2018, the quarterly retainer was replaced by an annual retainer of Company stock having a grant date market value of $180,000. Non-employee director grants were valued at the NYSE closing price of the Company’s stock on the date of grant and were issued from the Company’s treasury stock. Compensation expense related to the non-employee director grants was $1.3 million, $1.1 million and $1.1 million for 2020, 2019 and 2018, respectively.

Total Share-Based Compensation

The total share-based compensation cost that has been recognized in results of operations and included within SG&A from continuing operations was $5.6 million, $5.1 million and $5.0 million for 2020, 2019 and 2018, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $1.2 million, $1.1 million and $1.3 million for 2020, 2019 and 2018, respectively. As of September 30, 2020, there was $8.2 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.

12.      Retirement and Other Benefit Plans

Formerly, substantially all domestic employees were covered by a defined benefit pension plan (the Plan) maintained by the Company. The Plan was frozen in 2003 and no additional benefits have been accrued since that date. On November 14, 2019, the Company’s Board of Directors approved a resolution to terminate the Plan effective as of February 29, 2020. In connection with the termination, the Company contributed $25.7 million of cash to the Plan during the fourth quarter of 2020, settled approximately $32.4 million of Plan liabilities during the fourth quarter of 2020 through lump-sum payments from existing plan assets to eligible participants who elected to receive them; and recorded approximately $40.6 million of charges associated with these settlements. During 2020, the Company settled approximately $69.1 million of Plan liabilities by entering into an agreement to purchase annuities from Massachusetts Mutual Life Insurance Company (MassMutual). This agreement covered active and former employees and their beneficiaries, with MassMutual assuming the future annuity payments for these individuals.

Substantially all domestic employees are covered by a defined contribution plan maintained by the Company. In addition, the Company offers unfunded post-retirement pre-Medicare health insurance benefits to a small number of eligible retirees and employees. The Company formerly provided unfunded post-retirement life insurance to qualifying retired employees who retired before 2005, but ceased providing this coverage on July 31, 2020. The Company currently provides unfunded Medicare supplement coverage to a small number of retired employees, but will cease providing this coverage on December 31, 2020.

The Company used a measurement date of September 30 for its pension and other postretirement benefit plans. The Company had an accrued benefit liability of $0.2 million and $0.6 million at September 30, 2020 and 2019, respectively, related to its other postretirement benefit obligations. All other information related to its postretirement benefit plans is not considered material to the Company’s results of operations or financial condition.

The following tables provide a reconciliation of the changes in the pension plans and fair value of assets over the two-year period ended September 30, 2020, and a statement of the funded status as of September 30, 2020 and 2019:

(Dollars in millions)
Reconciliation of benefit obligation	2020	2019
Net benefit obligation at beginning of year	$100.1	89.8
Interest cost	3.0	3.7
Actuarial loss	6.9	11.3
Gross benefits paid	(4.8)	(4.7)
Settlements	(102.4)	—
Net benefit obligation at end of year	$2.8	100.1

(Dollars in millions)
Reconciliation of fair value of plan assets	2020	2019
Fair value of plan assets at beginning of year	$77.2	73.3
Actual return on plan assets	3.6	5.9
Employer contributions	26.4	2.7
Gross benefits paid	(4.8)	(4.7)
Settlements	(102.4)	—
Fair value of plan assets at end of year	$—	77.2

(Dollars in millions)
Funded Status	2020	2019
Funded status at end of year	$(2.8)	(22.9)
Accrued benefit cost	(2.8)	(22.9)

Amounts recognized in the Balance Sheet consist of:
Current liability	(0.3)	(0.2)
Noncurrent liability	(2.5)	(22.7)
Accumulated other comprehensive loss (before tax effect)	0.7	49.6

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	0.7	49.6

Accumulated other comprehensive loss (before tax effect)	$0.7	49.6

The following table provides the components of net periodic benefit cost for the plans for 2020, 2019 and 2018:

(Dollars in millions)	2020	2019	2018
Service cost	$—	—	—
Interest cost	3.0	3.7	3.4
Expected return on plan assets	(4.2)	(4.4)	(3.8)
Settlements	53.6	—	—
Net actuarial loss	2.8	2.1	2.3
Net periodic benefit cost	55.2	1.4	1.9
Defined contribution plans	7.4	6.8	6.6
Total	$62.6	8.2	8.5

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

Expected Cash Flows

Information about the expected cash flows for the other postretirement benefit plans follows:

Other
(Dollars in millions)	Benefits
Expected Benefit Payments:
2021	$0.2
2022	0.2
2023	0.3
2024	0.2
2025	0.2
2026‑2030	$0.9

13.      Derivative Financial Instruments

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. In 2018, the Company entered into three interest rate swaps with a notional amount of $150 million to hedge its exposure to variability in future LIBOR-based interest payments on variable rate debt. The interest rate swaps entered into during 2018 were not designated as cash flow hedges and therefore the gain or loss on the derivative is reflected in earnings each period. The final interest rate swap was settled during September 2020; therefore there are no outstanding interest rate swaps as of September 30, 2020.

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

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments as of September 30, 2020.

	Notional Amount		Fair Value
(In thousands)	(Currency)		(US$)
Forward contracts	4,250	USD	(6)

Fair Value of Financial Instruments

The Company’s forward contracts are classified within Level 2 of the valuation hierarchy in accordance with ASC 825, as presented below as of September 30, 2020:

(In thousands)	Level 1	Level 2	Level 3	Total
Asset:
Forward contracts	$—	(6)	—	(6)

Valuation was based on third party evidence of similarly priced derivative instruments. There are no master netting arrangements with financial parties.

14.      Business Segment Information

The Company is organized based on the products and services it offers and classifies its continuing business operations in three reportable segments for financial reporting purposes: Aerospace & Defense (formerly called Filtration/Fluid Flow), Utility Solutions Group (USG) and RF Shielding and Test (Test). The former Technical Packaging segment was divested in December 2019 and has been reflected as discontinued operations for 2020.

The Aerospace & Defense segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair), Mayday Manufacturing Co. (Mayday), Hi-Tech Metals, Inc. (Hi-Tech), Westland Technologies, Inc. (Westland), and Globe Composite Solutions, LLC (Globe).The companies within this segment primarily design and manufacture specialty filtration and naval products, including hydraulic filter elements and fluid control devices used in aerospace and defense applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned aircraft and submarines, products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; and metal processing services.

The USG segment’s operations consist of Doble Engineering Company and related subsidiaries including Morgan Schaffer (collectively, Doble), and NRG Systems, Inc. (NRG). Doble is an industry leader in the development, manufacture and delivery of diagnostic testing and data management solutions that enable electric power grid operators to assess the integrity of high-voltage power delivery equipment. NRG designs and manufactures decision support tools for the renewable energy industry, primarily wind and solar.

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

The Company evaluates the performance of its operating units based on EBIT, which is defined as earnings before interest and taxes. EBIT on a consolidated basis is a non-GAAP financial measure; see “Non-GAAP Financial Measures” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Intersegment sales and transfers are not significant. Segment assets consist primarily of customer receivables, inventories, capitalized software and fixed assets directly associated with the production processes of the segment. Segment depreciation and amortization is based upon the direct assets listed above. The tables below are presented on the basis of continuing operations and exclude discontinued operations.

Net Sales

(Dollars in millions)
Year ended September 30,	2020	2019	2018
Aerospace & Defense	$354.3	325.7	286.8
USG	191.7	211.9	214.0
Test	186.9	188.4	182.9
Consolidated totals	$732.9	726.0	683.7

One customer exceeded 10% of sales in 2020 and no customer exceeded 10% of sales in 2019.

EBIT

(Dollars in millions)
Year ended September 30,	2020	2019	2018
Aerospace & Defense	$73.2	70.1	58.7
USG	24.4	52.2	43.2
Test	27.2	25.6	23.8
Reconciliation to consolidated totals (Corporate)	(78.3)	(41.9)	(35.8)
Consolidated EBIT	46.5	106.0	89.9
Less: interest expense	(6.7)	(8.1)	(8.8)
Earnings before income tax	$39.8	97.9	81.1

Identifiable Assets

(Dollars in millions)
Year ended September 30,	2020	2019
Aerospace & Defense	$279.5	260.3
USG	144.8	146.3
Test	153.0	154.2
Corporate – goodwill	408.1	390.3
Corporate – other assets	388.1	422.9
Assets from discontinued operations	–	92.7
Consolidated totals	$1,373.5	1,466.7

Corporate other assets consist primarily of deferred taxes, acquired intangible assets and cash balances.

Capital Expenditures

(Dollars in millions)
Year ended September 30,	2020	2019	2018
Aerospace & Defense	$15.9	11.7	7.0
USG	12.4	8.5	5.2
Test	3.6	4.0	3.0
Corporate	0.2	—	—
Consolidated totals	$32.1	24.2	15.2

In addition to the above amounts, the Company incurred expenditures for capitalized software of $9.0 million, $8.4 million and $9.5 million in 2020, 2019 and 2018, respectively.

Depreciation and Amortization

(Dollars in millions)
Year ended September 30,	2020	2019	2018
Aerospace & Defense	$9.4	8.3	7.6
USG	14.4	11.3	11.0
Test	5.0	5.1	4.5
Corporate	12.5	11.3	10.6
Consolidated totals	$41.3	36.0	33.7

Depreciation expense of property, plant and equipment was $19.5 million, $16.5 million and $15.4 million for 2020, 2019 and 2018, respectively.

Geographic Information

Net Sales

(Dollars in millions)
Year ended September 30,	2020	2019	2018
United States	$531.9	537.2	495.8
Asia	96.3	86.2	92.6
Europe	51.3	45.0	41.3
Canada	31.7	33.0	30.2
India	10.3	11.7	9.4
Other	11.4	12.9	14.4
Consolidated totals	$732.9	726.0	683.7

Long-Lived Assets

(Dollars in millions)
Year ended September 30,	2020	2019
United States	$131.5	120.7
Mexico	3.1	1.8
Other	5.3	5.3
Consolidated totals	$139.9	127.8

Net sales are attributed to countries based on location of customer. Long-lived assets are attributed to countries based on location of the asset.

15.      Commitments and Contingencies

At September 30, 2020, the Company had $9.9 million in letters of credit outstanding as guarantees of contract performance. As a normal incident of the businesses in which the Company is engaged, various claims, charges and litigation are asserted or commenced from time to time against the Company. Additionally, the Company is currently involved in various stages of investigation and remediation relating to environmental matters. It is the opinion of Management that the aggregate costs involved in the resolution of these matters, and final judgments, if any, which might be rendered against the Company are adequately accrued, are covered by insurance or are not likely to have a material adverse effect on the Company’s results from continuing operations, capital expenditures or competitive position.

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

Year Ended
(Dollars in thousands)	September 30, 2020
Finance lease cost:
Amortization of right-of-use assets	$2,056
Interest on lease liabilities	971
Operating lease cost	5,284
Total lease cost	$8,311

Additional information related to leases is shown below:

	Year Ended
	September 30,
(Dollars in thousands)	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,223
Operating cash flows from finance leases	971
Financing cash flows from finance leases	1,547

Right-of-use assets obtained in exchange for operating lease liabilities	$26,244

Weighted-average remaining lease term:
Operating leases	6.00	years
Finance leases	12.53	years
Weighted-average discount rate:
Operating leases	3.09%
Finance leases	4.30%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on September 30, 2020:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2021	$5,614	2,930
2022	4,985	3,011
2023	3,984	3,094
2024	2,438	3,177
2025 and thereafter	6,984	28,323
Total minimum lease payments	24,005	40,535
Less: amounts representing interest	2,211	10,270
Present value of net minimum lease payments	$21,794	30,265
Less: current portion of lease obligations	5,009	1,937
Non-current portion of lease obligations	16,785	28,328

ROU assets	$21,390	26,164

Operating and finance lease liabilities are included in the Consolidated Balance Sheet in accrued other expenses (current portion) and other liabilities (long-term portion). Operating lease ROU assets are included as a caption on the Consolidated Balance Sheet and finance lease ROU assets are included in Property, plant and equipment on the Consolidated Balance sheets.

As the Company has not restated prior-year information for the adoption of ASC 842, the following presents the Company's future minimum lease payments for operating and capital leases under ASC 840 for continuing operations as of September 30, 2019:

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

17.     Revenues

(a)	Disaggregation of Revenues

Our revenues by customer type, geographic location, and revenue recognition method for the year ended September 30, 2020 are presented in the table below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The table below also includes a reconciliation of the disaggregated revenue within our reportable segments.

Year Ended September 30, 2020	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$169,484	$184,906	$158,420	$512,810
Government	184,836	6,797	28,472	220,105
Total revenues	$354,320	$191,703	$186,892	$732,915

Geographic location:
United States	$305,155	$134,601	$92,105	$531,861
International	49,165	57,102	94,787	201,054
Total revenues	$354,320	$191,703	$186,892	$732,915

Revenue recognition method:
Point in time	$160,402	$144,192	$33,482	$338,076
Over time	193,918	47,511	153,410	394,839
Total revenues	$354,320	$191,703	$186,892	$732,915

(b)	Remaining Performance Obligations

Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At September 30, 2020, we had $517.4 million in remaining performance obligations of which we expect to recognize revenues of 73% in the next twelve months.

(c)	Contract assets and liabilities

Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At September 30, 2020, contract assets and liabilities totaled $96.7 million and $100.6 million, respectively. Upon adoption of ASC 606 on October 1, 2018, contract assets and liabilities related to our contracts with customers were $87 million and $51 million, respectively. During 2020, we recognized approximately $54 million in revenues that were included in the contract liabilities balance at the adoption date.

18.     Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
2020

Net sales	$171,728	180,492	172,665	208,030
Net earnings (loss) from continuing operations	10,764	17,822	18,687	(21,808)
Net earnings from discontinued operations	76,013	—	—	502
Net earnings (loss)	86,777	17,822	18,687	(21,306)

Basic earnings per share:
Net earnings (loss) from continuing operations	$0.41	0.69	0.72	(0.84)
Net earnings from discontinued operations	2.93	—	—	0.02
Net earnings (loss)	3.34	0.69	0.72	(0.82)

Diluted earnings per share:
Net earnings (loss) from continuing operations	$0.41	0.68	0.72	(0.83)
Net earnings from discontinued operations	2.91	—	—	0.02
Net earnings (loss)	$3.32	0.68	0.72	(0.81)

Dividends declared per common share	$0.08	0.08	0.08	0.08

Common stock price per share:
High	$93.21	107.10	94.24	95.60
Low	74.16	62.64	68.09	78.30

2019

Net sales	$163,365	171,243	178,259	213,177
Net earnings from continuing operations	17,350	17,822	19,045	23,272
Net (loss) earnings from discontinued operations	(33)	975	1,022	1,586
Net earnings	17,317	18,797	20,067	24,858

Basic earnings per share:
Net earnings from continuing operations	0.67	0.69	0.73	0.90
Net earnings from discontinued operations	—	0.04	0.04	0.06
Net earnings	$0.67	0.73	0.77	0.96

Diluted earnings per share:
Net earnings from continuing operations	0.66	0.68	0.73	0.89
Net earnings from discontinued operations	—	0.04	0.04	0.06
Net earnings	$0.66	0.72	0.77	0.95

Dividends declared per common share	$0.08	0.08	0.08	0.08

Common stock price per share:
High	$71.47	71.29	82.70	85.86
Low	59.00	62.91	67.43	73.04

See Note 2 for discussion of divestiture activity.

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

November 30, 2020

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020, using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of September 30, 2020, based on these criteria.

Our internal control over financial reporting as of September 30, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

November 30, 2020

/s/Victor L. Richey	/s/Gary E. Muenster

Victor L. Richey	Gary E. Muenster
Chairman, Chief Executive Officer	Executive Vice President
and President	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

ESCO Technologies Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited ESCO Technologies Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated November 30, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
November 30, 2020

EXHIBITS

The following exhibits are submitted with and attached to this Form 10-K; exhibit numbers correspond to the exhibit table in Item 601 of Regulation S-K. For a complete list of exhibits including those incorporated by reference, see Item 15(a)(3) of this Form 10-K, above.

Exhibit No.		Exhibit
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer
32	*	Certification of Chief Executive Officer and Chief Financial Officer
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Schema Document
101.CAL	**	Inline XBRL Calculation Linkbase Document
101.LAB	**	Inline XBRL Label Linkbase Document
101.PRE	**	Inline XBRL Presentation Linkbase Document
101.DEF	**	Inline XBRL Definition Linkbase Document
104	**	Cover Page Inline Interactive Data File (contained in Exhibit 101)

*     Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

**   Exhibits 101 and 104 to this report consist of documents formatted in XBRL (Extensible Business Reporting Language); a printed copy is not included.