Form 10-Q
period 2020-12-31
ESCO TECHNOLOGIES INC
filed 2021-02-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at January 31, 2021
Common stock, $.01 par value per share	26,037,714

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2020	2019

Net sales	$162,949	171,728
Costs and expenses:
Cost of sales	98,777	106,727
Selling, general and administrative expenses	41,000	42,105
Amortization of intangible assets	4,948	5,810
Interest expense, net	541	2,421
Other expenses, net	23	295
Total costs and expenses	145,289	157,358

Earnings before income taxes	17,660	14,370
Income tax expense	3,974	3,606
Earnings from continuing operations	13,686	10,764
Loss from discontinued operations, net of tax benefit of $269	—	(601)
Gain on sale of discontinued operations, net of tax expense of $23,734	—	76,614
Earnings from discontinued operations	—	76,013

Net earnings	$13,686	86,777

Earnings per share:
Basic — Continuing operations	$0.53	0.41
— Discontinued operations	—	2.93
— Net earnings	$0.53	3.34

Diluted — Continuing operations	$0.52	0.41
— Discontinued operations	—	2.91
— Net earnings	$0.52	3.32

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2020	2019
Net earnings	$13,686	86,777
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,349	3,923
Total other comprehensive income, net of tax	5,349	3,923
Comprehensive income	$19,035	90,700

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 31,	September 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$57,362	52,560
Accounts receivable, net	143,675	144,082
Contract assets, net	93,762	96,746
Inventories, net	144,054	136,189
Other current assets	13,392	17,053
Total current assets	452,245	446,630
Property, plant and equipment, net of accumulated depreciation of $135,500 and $130,534, respectively	141,538	139,870
Intangible assets, net of accumulated amortization of $134,005 and $129,063, respectively	347,437	346,632
Goodwill	411,161	408,063
Operating lease assets	20,315	21,390
Other assets	10,879	10,938
Total assets	$1,383,575	1,373,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term borrowings	$21,842	22,368
Accounts payable	44,198	50,525
Contract liabilities, net	112,286	100,551
Accrued salaries	27,197	32,149
Accrued other expenses	49,100	50,436
Total current liabilities	254,623	256,029
Deferred tax liabilities	60,400	60,938
Non-current operating lease liabilities	15,746	16,785
Other liabilities	39,207	38,176
Long-term debt	34,000	40,000
Total liabilities	403,976	411,928
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,645,625 and 30,645,625 shares, respectively	306	306
Additional paid-in capital	294,735	293,682
Retained earnings	790,000	778,398
Accumulated other comprehensive income (loss), net of tax	1,692	(3,657)
	1,086,733	1,068,729
Less treasury stock, at cost: 4,607,911 and 4,607,911 common shares, respectively	(107,134)	(107,134)
Total shareholders’ equity	979,599	961,595
Total liabilities and shareholders’ equity	$1,383,575	1,373,523

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$13,686	86,777
Earnings from discontinued operations	—	(76,013)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,012	10,540
Stock compensation expense	1,368	1,446
Changes in assets and liabilities	264	(19,051)
Effect of deferred taxes	(538)	(370)
Net cash provided by operating activities – continuing operations	24,792	3,329
Net cash used by operating activities – discontinued operations	—	(622)
Net cash provided by operating activities	24,792	2,707
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(6,508)	—
Additions to capitalized software	(1,554)	(1,923)
Capital expenditures	(5,973)	(12,647)
Net cash used by investing activities – continuing operations	(14,035)	(14,570)
Proceeds from sale of discontinued operations	—	183,997
Capital expenditures – discontinued operations	—	(1,728)
Net cash provided by investing activities – discontinued operations	—	182,269
Net cash (used) provided by investing activities	(14,035)	167,699
Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	30,000	10,000
Principal payments on long-term debt and short-term borrowings	(36,525)	(145,000)
Dividends paid	(2,084)	(2,079)
Net cash used by financing activities – continuing operations	(8,609)	(137,079)
Net cash used by financing activities – discontinued operations	—	(2,140)
Net cash used by financing activities	(8,609)	(139,219)
Effect of exchange rate changes on cash and cash equivalents	2,654	3,697
Net increase in cash and cash equivalents	4,802	34,884
Cash and cash equivalents, beginning of period	52,560	61,808
Cash and cash equivalents, end of period	$57,362	96,692

Supplemental cash flow information:
Interest paid	$179	2,150
Income taxes paid (including state and foreign)	4,336	305

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America (GAAP). As a result of the pension plan termination referenced in the fourth quarter of 2020, certain prior year amounts have been reclassified to conform with the current year presentation. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

The Company’s results for the three-month period ended December 31, 2020 are not necessarily indicative of the results for the entire 2021 fiscal year. References to the first quarters of 2021 and 2020 represent the fiscal quarters ended December 31, 2020 and 2019, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

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

	Three Months Ended
	December 31,
	2020	2019
Weighted Average Shares Outstanding — Basic	26,038	25,981
Dilutive Options and Restricted Shares	144	187
Adjusted Shares — Diluted	26,182	26,168

3.    SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Compensation expense related to the restricted share awards was $1.1 million and $1.1 million for the three-month periods ended December 31, 2020 and 2019, respectively. There were 220,300 non-vested shares outstanding as of December 31, 2020.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.3 million for the three-month periods ended December 31, 2020 and 2019, respectively.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.4 million for each of the three-month periods ended December 31, 2020 and 2019. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million for each of the three-month periods ended December 31, 2020 and 2019. As of December 31, 2020, there was $7.1 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

4.    INVENTORIES

Inventories, net, from continuing operations consist of the following:

	December 31,	September 30,
(In thousands)	2020	2020
Finished goods	$28,365	28,471
Work in process	37,290	30,183
Raw materials	78,399	77,535
Total inventories	$144,054	136,189

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at December 31, 2020 and September 30, 2020 are the following intangible assets gross carrying amounts and accumulated amortization from continuing operations:

	December 31,	September 30,
(Dollars in thousands)	2020	2020
Goodwill	$411,161	408,063

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,120	2,092
Less: accumulated amortization	887	858
Net	$1,233	1,234

Capitalized software
Gross carrying amount	$86,442	84,888
Less: accumulated amortization	58,957	57,302
Net	$27,485	27,586

Customer relationships
Gross carrying amount	$229,275	227,178
Less: accumulated amortization	70,746	67,643
Net	$158,529	159,535

Other
Gross carrying amount	$5,342	5,156
Less: accumulated amortization	3,415	3,260
Net	$1,927	1,896
Intangible assets with indefinite lives:
Trade names	$158,263	156,381

The changes in the carrying amount of goodwill attributable to each business segment for the three months ended December 31, 2020 is as follows:

			Aerospace
(Dollars in millions)	USG	Test	& Defense	Total
Balance as of September 30, 2020	271.9	34.1	102.1	408.1
Acquisition activity	—	—	2.3	2.3
Foreign currency translation	0.8	—	—	0.8
Balance as of December 31, 2020	$272.7	34.1	104.4	411.2

The economic uncertainty, changes in the propensity for the general public to travel by air, and reductions in demand for commercial aircraft as a result of the COVID-19 pandemic have adversely impacted net sales and operating results in certain of the Aerospace and Defense reporting units. There were no impairment charges incurred for the three months ended December 31, 2020, however, the fair value of the Mayday reporting unit exceeded carrying value by slightly less than 10%. At December 31, 2020, we had $30 million of goodwill recorded for Mayday.

6.    BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers and classifies its continuing business operations in three reportable segments for financial reporting purposes: Aerospace & Defense (formerly called Filtration/Fluid Flow), RF Shielding and Test (Test), and Utility Solutions Group (USG). The Aerospace & Defense segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair), Westland Technologies Inc. (Westland), Mayday Manufacturing Co. and its affiliate Hi-Tech Metals, Inc. (collectively referred to as Mayday) and Globe Composite Solutions, LLC (Globe). The companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements and fluid control devices used in aerospace and defense applications; unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned aircraft and submarines; products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; and metal processing services. The Test segment’s operations consist primarily of ETS-Lindgren Inc. (ETS-Lindgren). ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy. ETS-Lindgren also manufactures radio frequency shielding products and components used by manufacturers of medical equipment, communications systems, electronic products, and shielded rooms for high-security data processing and secure communication. The USG segment’s operations consist primarily of Doble Engineering Company and Morgan Schaffer Inc. (together Doble), and NRG Systems, Inc. (NRG). Doble is an industry leader in the development, manufacture and delivery of diagnostic testing solutions that enable electric power grid operators to assess the integrity of high voltage power delivery equipment. NRG designs and manufactures decision support tools for the renewable energy industry, primarily wind and solar.

Management evaluates and measures the performance of its reportable segments based on “Net Sales” and “EBIT”, which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.

	Three Months Ended
	December 31,
(In thousands)	2020	2019
NET SALES
Aerospace & Defense	$66,891	77,511
USG	54,540	52,834
Test	41,518	41,383
Consolidated totals	$162,949	171,728

EBIT
Aerospace & Defense	$9,380	12,513
USG	12,731	9,288
Test	5,342	4,656
Corporate (loss)	(9,252)	(9,666)
Consolidated EBIT	18,201	16,791
Less: Interest expense	(541)	(2,421)
Earnings before income taxes from continuing operations	$17,660	14,370

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

7.    DEBT

The Company’s debt is summarized as follows:

	December 31,	September 30,
(In thousands)	2020	2020
Total borrowings	$55,842	62,368
Current portion of long-term debt and short-term borrowings	(21,842)	(22,368)
Total long-term debt, less current portion	$34,000	40,000

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

At December 31, 2020, the Company had approximately $434 million available to borrow under the Credit Facility, plus the $250 million increase option, in addition to $57.4 million cash on hand. The Company classified $20.0 million as the current portion of long-term debt as of December 31, 2020, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $9.9 million at December 31, 2020.

Interest on borrowings under the Credit Facility is calculated at a spread over either the London Interbank Offered Rate (LIBOR ), the New York Federal Reserve Bank Rate or the prime rate, depending on various factors. The Credit Facility also requires a facility fee ranging from 10 to 25 basis points per annum on the unused portion. The Credit Facility is secured by the unlimited guaranty of the Company’s direct and indirect material U.S. subsidiaries and the pledge of 100% of the equity interests of its direct and indirect material foreign subsidiaries. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 1.45% and 3.18% for the three-month periods ending December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company was in compliance with all covenants.

8.  INCOME TAX EXPENSE

The first quarter 2021 effective income tax rate from continuing operations was 22.5% compared to 25.1% in the first quarter of 2020. There were no significant or unusual items impacting the effective income tax rate in the first quarter of 2021.

9.  SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three months of 2021 and 2020 is shown below (in thousands):

	Three Months Ended December 31,
	2020	2019

Common stock
Beginning balance	306	306
Stock plans	—	—
Ending balance	306	306

Additional paid-in-capital
Beginning balance	293,682	292,408
Stock plans	1,053	648
Ending balance	294,735	293,056

Retained earnings
Beginning balance	778,398	684,741
Net earnings common stockholders	13,686	86,777
Dividends paid	(2,084)	(2,079)
Ending balance	790,000	769,439

Accumulated other comprehensive income (loss)
Beginning balance	(3,657)	(43,974)
Foreign currency translation	5,349	3,923
Forward exchange contracts	—	—
Ending balance	1,692	(40,051)

Treasury stock
Beginning balance	(107,134)	(107,259)
Issued under stock plans	—	—
Ending balance	(107,134)	(107,259)

Total equity	979,599	915,491

10.  DERIVATIVE FINANCIAL INSTRUMENTS

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. In 2018, the Company entered into three interest rate swaps with a notional amount of $150 million to hedge some of its exposure to variability in future LIBOR-based interest payments on variable rate debt. The final interest rate swap was settled during September 2020; therefore, there are no outstanding interest rate swaps as of December 31, 2020.

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

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type as of December 31, 2020:

	Notional		Fair Value
(In thousands)	amount		(US$)
Forward contracts	3,500	USD	167

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2020 and September 30, 2020 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, debt and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of December 31, 2020:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Forward contracts and interest rate swaps	$—	167	$—	167

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three-month period ended December 31, 2020.

12.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three-month period ended December 31, 2020 are presented in the table below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The table below also includes a reconciliation of the disaggregated revenue within each reportable segment on a continuing operations basis.

	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$27,879	$53,864	$36,722	$118,465
U.S. Government	39,012	676	4,796	44,484
Total revenues	$66,891	$54,540	$41,518	$162,949

Geographic location:
United States	$57,813	$37,045	$23,266	$118,124
International	9,078	17,495	18,252	44,825
Total revenues	$66,891	$54,540	$41,518	$162,949

Revenue recognition method:
Point in time	$26,946	$42,367	$8,868	$78,181
Over time	39,945	12,173	32,650	84,768
Total revenues	$66,891	$54,540	$41,518	$162,949

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At December 31, 2020, the Company had $512.1 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 72% in the next twelve months.

Contract assets and liabilities

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At December 31, 2020, contract assets and liabilities totaled $93.8 million and $112.3 million, respectively.  During the first quarter of 2021, the Company recognized approximately $30 million in revenues that were included in the contract liabilities balance at the adoption date.

13.  LEASES

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

In addition to the base rent, real estate leases typically contain provisions for common-area maintenance and other similar services, which are considered non-lease components for accounting purposes. Non-lease components are excluded from ROU assets and lease liabilities and expensed as incurred.

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
(Dollars in thousands)	2020	2019
Finance lease cost
Amortization of right-of-use assets	$492	622
Interest on lease liabilities	313	328
Operating lease cost	1,452	1,419
Total lease costs	$2,257	2,369

Additional information related to leases are shown below:

	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Dollars in thousands)	2020		2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,425		1,408
Operating cash flows from finance leases	313		138
Financing cash flows from finance leases	417		351
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—		22,014
Weighted-average remaining lease term
Operating leases	5.9	years	6.5	years
Finance leases	12.3	years	13.2	years
Weighted-average discount rate
Operating leases	3.10%		3.14%
Finance leases	4.30%		4.28%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the Consolidated Balance Sheet on December 31, 2020:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2021 (excluding the three months ended December 31, 2020)	$4,182	2,204
2022	4,980	3,016
2023	3,984	3,098
2024	2,438	3,181
2025 and thereafter	7,208	28,285
Total minimum lease payments	22,792	39,784
Less: amounts representing interest	2,047	9,935
Present value of net minimum lease payments	$20,745	29,849
Less: current portion of lease obligations	4,999	1,972
Non-current portion of lease obligations	$15,746	27,877

ROU assets	$20,315	25,674

Operating lease liabilities are included on the Consolidated Balance Sheet in accrued other expenses (current portion) and as a caption on the Consolidated Balance Sheet (long-term portion). Finance lease liabilities are included on the Consolidated Balance Sheet in accrued other expenses (current portion) and other liabilities (long-term portion). Operating lease ROU assets are included as a caption on the Consolidated Balance Sheet and finance lease ROU assets are included in Property, plant and equipment on the Consolidated Balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the first quarters of 2021 and 2020 represent the three-month periods ended December 31, 2020 and 2019, respectively.

COVID-19 TRENDS AND UNCERTAINTIES

The COVID-19 global pandemic has created significant and unprecedented challenges, and during these highly uncertain times, our top priority remains the health and safety of our employees, customers and suppliers, thereby securing the financial well-being of the Company and supporting business continuity. Our businesses have been deemed essential and are currently operational, supplying our customers with vital and necessary products. To date, our global supply chains have not been materially affected by the pandemic. Given our diverse portfolio of strong, durable businesses serving non-discretionary end-markets, the strength and resilience of our business model positions us to continue our long-term outlook. Recognizing the uncertainty presented by this global pandemic, we are continuing to suspend our practice of providing full-year financial guidance. Our businesses continue to face varying levels of pressure depending on the markets they serve and the impact on the Company cannot be reasonably estimated at this time. A portion of our workforce has worked from home at times due to COVID-19, however we have not had to redesign or design new internal controls over financial reporting at this time. Depending on the duration of COVID-19, it may become necessary for us to redesign or design new internal controls over financial reporting in a future period. We do not believe such an event will have a material impact on our business.

The economic uncertainty, changes in the propensity for the general public to travel by air, and reductions in demand for commercial aircraft as a result of the COVID-19 pandemic have adversely impacted net sales and operating results in certain of our Aerospace and Defense reporting units. In addition, our Westland facility had a partial shutdown of its facility for several weeks during the first quarter of 2021 due to COVID-19. We are also monitoring the impacts of COVID-19 on the fair value of assets. We do not currently anticipate any material impairments on assets as a result of COVID-19. We determined that there was no impairment for the three months ended December 31, 2020 and the fair value of each reporting unit reviewed substantially exceeded carrying value, with the exception of Mayday where fair value exceeded carrying value by slightly less than 10%. At December 31, 2020, we had $30 million of goodwill recorded for Mayday. The valuation methodology we use involves estimates of discounted cash flows, which are subject to change, and if they change negatively it could result in the need to write down those assets to fair value. We will continue to monitor the impacts of COVID-19 on the fair value of assets. For further discussion, refer to Management’s Discussion and Analysis contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

OVERVIEW

Sales, net earnings and diluted earnings per share from continuing operations were $162.9 million, $13.7 million and $0.52 per share, respectively, in the first quarter of 2021 compared to $171.7 million, $10.8 million and $0.41 per share, respectively, in the first quarter of 2020.

NET SALES

Net sales decreased $8.8 million, or 5.1%, to $162.9 million in the first quarter of 2021 from $171.7 million in the first quarter of 2020. The decrease in net sales in the first quarter of 2021 as compared to the first quarter of 2020 was due to a $10.6 million decrease in the Aerospace & Defense segment, partially offset by a $1.7 million increase in the USG segment and a $0.1 million increase in the Test segment.

– Aerospace & Defense (A&D)

Net sales of $66.9 million in the first quarter of 2021 were $10.6 million, or 13.7%, lower than the $77.5 million in the first quarter of 2020. The sales decrease in the first quarter of 2021 compared to the first quarter of 2020 was mainly due to an approximately $14 million decrease in commercial aerospace sales at PTI, Crissair and Mayday driven by the COVID-19 pandemic, partially offset by a $4 million increase in navy and space sales from VACCO and Globe.

– USG

Net sales of $54.5 million in the first quarter of 2021 were $1.7 million, or 3.2% higher than the $52.8 million in the first quarter of 2020. The increase in the first quarter of 2021 compared to the first quarter of 2020 was mainly due to higher product sales at NRG and Doble.

– Test

Net sales of $41.5 million in the first quarter of 2021 were $0.1 million, or 0.2%, higher than the $41.4 million in the first quarter of 2020. The increase in the first quarter of 2021 compared to the first quarter of 2020 was primarily due to $3.6 million of higher sales from the segment’s European and Asian operations partially offset by $3.5 million of lower sales from the segment’s U.S. operations, both due to the timing of test and measurement chamber projects.

ORDERS AND BACKLOG

Backlog was $512.1 million at December 31, 2020 compared with $517.4 million at September 30, 2020. The Company received new orders totaling $157.6 million in the first quarter of 2021 compared to $220.4 million in the first quarter of 2020. Of the new orders received in the first quarter of 2021, $65.4 million related to Aerospace & Defense products, $43.5 million related to Test products, and $48.7 million related to USG products. Of the new orders received in the first quarter of 2020, $129.0 million related to Aerospace & Defense products, $38.5 million related to Test products, and $52.9 million related to USG products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses from continuing operations were $41.0 million (25.1% of net sales) for the first quarter of 2021, compared with $42.1 million (24.5% of net sales) for the first quarter of 2020. The decrease in SG&A in the first quarter of 2021 compared to the first quarter of 2020 was mainly due to lower discretionary spending related to travel and other discretionary expenses due to the COVID-19 pandemic.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets from continuing operations was $4.9 million and $5.8 million for the first quarter of 2021 and 2020, respectively. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The decrease in amortization expense in the first quarter of 2021 compared to the first quarter of 2020 was mainly due to a decrease in amortization of capitalized software.

OTHER EXPENSES, NET

Other expenses, net, were $0.1 million in the first quarter of 2021 compared to other expenses, net, of $0.3 million in the first quarter of 2020. The principal component of other expenses, net, in the first quarter of 2021 included approximately $0.7 million of facility consolidation charges for the Doble Manta facility, including employee severance and lease termination charges. There were no individually significant items in other expenses (income), net, in the first quarter of 2020.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above. EBIT was $18.2 million (11.2% of net sales) for the first quarter of 2021 compared to $16.8 million (9.8% of net sales) for the first quarter of 2020.

The following table presents a reconciliation of EBIT to net earnings from continuing operations.

	Three Months Ended
	December 31,
(In thousands)	2020	2019
Consolidated EBIT	$18,201	16,791
Less: Interest expense, net	(541)	(2,421)
Less: Income tax expense	(3,974)	(3,606)
Net earnings from continuing operations	$13,686	10,764

– Aerospace & Defense

EBIT was $9.4 million (14.0% of net sales) in the first quarter of 2021 compared to $12.5 million (16.1% of net sales) in the first quarter of 2020. The decrease in EBIT in the first quarter of 2021 compared to the first quarter of 2020 was mainly due to lower sales volumes at Mayday, PTI and Crissair partially offset by an increase in EBIT at VACCO and Globe due to favorable product mix and the higher sales volumes mentioned above. In addition, EBIT in the first quarter of 2021 was negatively impacted by a $0.3 million inventory step-up charge related to the ATM acquisition.

– USG

EBIT was $12.7 million (23.3% of net sales) in the first quarter of 2021 compared to $9.3 million (17.6% of net sales) in the first quarter of 2020. The increase in EBIT in the first quarter of 2021 compared to the first quarter of 2020 was mainly due to the higher sales volumes in the first quarter of 2021 and favorable product mix. In addition, EBIT in the first quarter of 2021 was negatively impacted by approximately $0.7 million of facility consolidation charges at its Doble Manta facility.

– Test

EBIT was $5.3 million (12.9% of net sales) in the first quarter of 2021 compared to $4.7 million (11.3% of net sales) in the first quarter of 2020. The increase in EBIT in the first quarter of 2021 compared to the first quarter of 2020 was primarily due to favorable product mix and higher sales volumes from the segment’s European and Asian operations.

– Corporate

Corporate costs included in EBIT were $9.3 million and $9.7 million in the first quarter of 2021 and 2020, respectively. The decrease in Corporate costs in the first quarter of 2021 compared to the first quarter of 2020 was mainly due to the decrease in pension expense as a result of the defined benefit pension plan termination in the fourth quarter of 2020.

INTEREST EXPENSE, NET

Interest expense was $0.5 million and $2.4 million in the first quarter of 2021 and 2020, respectively. The decrease in interest expense in the first quarter of 2021 as compared to the first quarter of 2020 was mainly due to lower average outstanding borrowings ($70 million compared to $279 million) and lower average interest rates.

INCOME TAX EXPENSE

The effective income tax rate from continuing operations was 22.5% in the first quarter of 2021 compared to 25.1% in the first quarter of 2020. There were no significant or unusual items impacting the effective income tax rate in the first quarter of 2021.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remain strong. Working capital from continuing operations (current assets less current liabilities) increased to $197.6 million at December 31, 2020 from $190.6 million at September 30, 2020. Inventories increased by $7.9 million during this period mainly due to a $4.7 million increase within the Aerospace & Defense segment and a $3.0 million increase within the Test segment resulting primarily from the timing of receipt of raw materials to meet anticipated demand and timing of manufacturing existing orders.

Net cash provided by operating activities from continuing operations was $24.8 million and $3.3 million in the first quarters of 2021 and 2020, respectively. The increase in net cash provided by operating activities from continuing operations in the first quarter of 2021 as compared to the first quarter of 2020 was driven by lower working capital requirements.

Capital expenditures from continuing operations were $6.0 million and $12.6 million in the first quarters of 2021 and 2020, respectively. The decrease in the first quarter of 2021 was mainly due to the building improvement additions at the new Doble headquarters facility of approximately $6 million in the first quarter of 2020. In addition, the Company incurred expenditures for capitalized software of approximately $1.6 million and $1.9 million in the first quarters of 2021 and 2020, respectively.

Acquisition

On October 22, 2020, the Company acquired the equity of Advanced Technology Machining, Inc. and its affiliate TECC Grinding, Inc. (referred to together as “ATM”), small privately held manufacturers of precision machined metal parts serving the aerospace, defense and space industries for a purchase price of approximately $6.5 million in cash, net of cash acquired. Located in Valencia, California near Crissair’s facility, ATM supplies custom-designed parts widely used on defense and commercial aircraft, as well as missile and tank programs, and has annual revenues of approximately $7 million. Since the date of acquisition, the operating results for ATM have been included as a product line of Crissair within the Company’s A&D segment.

Credit Facility

At December 31, 2020, the Company had approximately $434 million available to borrow under its bank credit facility, a $250 million increase option subject to lender approval, and $57.4 million cash on hand. At December 31, 2020, the Company had $55.8 million of outstanding borrowings under the credit facility and short-term borrowings in addition to outstanding letters of credit of $9.9 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 15, 2020 to stockholders of record as of October 1, 2020. Subsequent to December 31, 2020, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on January 19, 2021 to stockholders of record as of January 4, 2021.

OUTLOOK

Management’s current expectations for 2021 remain consistent with the details outlined in the Business Outlook section presented in the November 19, 2020 press release. In mid-year 2020, business disruptions related to the COVID-19 pandemic began to affect the Company’s operations and continued throughout the balance of the year. During 2021, the commercial aerospace and utility end-markets have seen some degree of customer stabilization, as well as notable pockets of recovery; however there is still uncertainty as to the timing and pace of the recovery in these areas. The wide distribution of viable COVID-19 vaccines is anticipated to benefit and accelerate the recovery of commercial air travel and utility spending with customers resuming normal testing protocols and equipment purchases, but Management has determined that it is advisable to wait at least another 90 days before resuming specific guidance. Given this uncertainty, it is difficult to predict how the balance of 2021 will be affected using normal forecasting methodologies; therefore, the Company will continue its suspension of forward-looking guidance.

To assist shareholders and analysts, Management will continue offering “directional” guidance for 2021, by stating that the Company is seeing tangible signs of recovery in the second half of fiscal 2021 that point to a solid outlook for the back half of the year. Given the strength of the first half of 2020 pre-COVID, it is projected that the first half of 2021 will be slightly lower compared to 2020’s first half, but the outlook for the second half of 2021 is expected to compare favorably to the second half of 2020 given the anticipated elements of recovery. Management’s current expectations for 2021 show growth in Sales, Adjusted EBITDA, and Adjusted EPS compared to 2020, with Adjusted EBITDA and Adjusted EPS reasonably consistent with 2019.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that reflect or are based on current expectations, estimates, forecasts, projections or assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: the effects of the COVID-19 pandemic including any impairment of the Company’s assets, impacts to commercial aerospace, military and navy markets which the Company serves, the strength of the markets served by the Company’s Test and USG segments, and the timing of the recovery of certain end markets which the Company serves; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the outcome of current litigation, claims and charges; timing of the repayment of the current portion of the Company’s long-term debt; future revenues from remaining performance obligations; fair values of reporting units; the Company’s ability to hedge against or otherwise manage market risks through the use of derivative financial instruments; the extent to which hedging gains or losses will be offset by losses or gains on related underlying exposures; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and in this Quarterly Report on Form 10-Q, and the following: the continuing impact of the COVID-19 pandemic including labor shortages, facility closures, shelter in place policies or quarantines, material shortages, transportation delays, termination or delays of Company contracts and the inability of our suppliers or customers to perform, the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future contract awards or customer orders; the appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; labor disputes; changes in U.S. tax laws and regulations; other changes in laws and regulations including but not limited to changes in accounting standards and foreign taxation; changes in interest rates; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; and the integration of recently acquired businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. The Company’s Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. All derivative instruments are reported on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the respective derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. There has been no material change to the Company’s market risks since September 30, 2020. See Note 11 to the Consolidated Financial Statements in Item 1 of this Report for a summary of the Company’s outstanding derivative financial instruments as of December 31, 2020. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 for further discussion about market risk.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 19, 2019

10.1	Form of Amendment to 2018 and 2019 Award Agreements for Performance-Accelerated Restricted Shares under 2018 Omnibus Incentive Plan	Exhibit 10.1 to the Company’s Form 8-K filed November 19, 2020

10.2	Fourth Amended and Restated Severance Plan	Exhibit 10.2 to the Company’s Form 8-K filed November 19, 2020

10.3	Compensation Plan for Non-Employee Directors, As Amended and Restated to Reflect All Amendments Through December 8, 2020	Exhibit 10.1 to the Company’s Form 8-K filed December 9, 2020

10.4	Form of Director Share Award Agreement	Exhibit 10.2 to the Company’s Form 8-K filed December 9, 2020

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

104	Cover Page Interactive Data File (contained in Exhibit 101)	Submitted herewith

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

Dated: February 9, 2021