Form 10-Q
period 2021-03-31
ESCO TECHNOLOGIES INC
filed 2021-05-07
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at April 30, 2021
Common stock, $.01 par value per share	26,040,884

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020

Net sales	$166,644	180,492
Costs and expenses:
Cost of sales	103,113	113,242
Selling, general and administrative expenses	38,746	39,982
Amortization of intangible assets	4,917	5,220
Interest expense, net	432	1,320
Other (income) expenses, net	(1,903)	703
Total costs and expenses	145,305	160,467

Earnings before income taxes	21,339	20,025
Income tax expense	5,025	2,203
Net earnings	$16,314	17,822

Earnings per share:
Basic -
Net earnings	0.63	0.69

Diluted -
Net earnings	$0.62	0.68

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended
	March 31,
	2021	2020

Net sales	$329,593	352,220
Costs and expenses:
Cost of sales	201,890	219,969
Selling, general and administrative expenses	79,746	82,087
Amortization of intangible assets	9,865	11,030
Interest expense, net	973	3,741
Other (income) expenses, net	(1,880)	998
Total costs and expenses	290,594	317,825

Earnings before income taxes	38,999	34,395
Income tax expense	8,999	5,809
Earnings from continuing operations	30,000	28,586
Loss from discontinued operations, net of tax expense of $269	—	(601)
Gain on sale of discontinued operations, net of tax expense of $23,734	—	76,614
Earnings from discontinued operations	—	76,013

Net earnings	$30,000	104,599

Earnings per share:
Basic — Continuing operations	$1.15	1.10
— Discontinued operations	—	2.93
— Net earnings	$1.15	4.03

Diluted — Continuing operations	$1.15	1.09
— Discontinued operations	—	2.91
— Net earnings	$1.15	4.00

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net earnings	$16,314	17,822	30,000	104,599
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	116	(6,885)	5,465	(2,962)
Total other comprehensive income (loss), net of tax	116	(6,885)	5,465	(2,962)
Comprehensive income	$16,430	10,937	35,465	101,637

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31,	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$45,653	52,560
Accounts receivable, net	124,580	144,082
Contract assets	95,002	96,746
Inventories, net	145,342	136,189
Other current assets	17,523	17,053
Total current assets	428,100	446,630
Property, plant and equipment, net of accumulated depreciation of $140,784 and $130,534, respectively	143,401	139,870
Intangible assets, net of accumulated amortization of $138,928 and $129,063, respectively	345,261	346,632
Goodwill	411,661	408,063
Operating lease assets	18,929	21,390
Other assets	10,050	10,938
Total assets	$1,357,402	1,373,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term borrowings	$20,000	22,368
Accounts payable	47,091	50,525
Contract liabilities	106,622	100,551
Accrued salaries	28,740	32,149
Accrued other expenses	44,130	50,436
Total current liabilities	246,583	256,029
Deferred tax liabilities	59,949	60,938
Non-current operating lease liabilities	14,501	16,785
Other liabilities	39,362	38,176
Long-term debt	2,000	40,000
Total liabilities	362,395	411,928
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,645,625 and 30,645,625 shares, respectively	306	306
Additional paid-in capital	295,796	293,682
Retained earnings	804,231	778,398
Accumulated other comprehensive income (loss), net of tax	1,808	(3,657)
	1,102,141	1,068,729
Less treasury stock, at cost: 4,607,911 and 4,607,911 common shares, respectively	(107,134)	(107,134)
Total shareholders’ equity	995,007	961,595
Total liabilities and shareholders’ equity	$1,357,402	1,373,523

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$30,000	104,599
Earnings from discontinued operations	—	(76,013)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,115	20,583
Stock compensation expense	2,745	2,896
Changes in assets and liabilities	7,401	(16,247)
Gain on sale of building and land	(1,950)	—
Effect of deferred taxes	(989)	834
Net cash provided by operating activities – continuing operations	57,322	36,652
Net cash used by operating activities – discontinued operations	—	(14,622)
Net cash provided by operating activities	57,322	22,030
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(6,684)	—
Proceeds from sale of building and land	1,950	—
Additions to capitalized software	(3,973)	(4,280)
Capital expenditures	(13,153)	(21,211)
Net cash used by investing activities – continuing operations	(21,860)	(25,491)
Proceeds from sale of discontinued operations	—	183,997
Capital expenditures – discontinued operations	—	(1,728)
Net cash provided by investing activities – discontinued operations	—	182,269
Net cash (used) provided by investing activities	(21,860)	156,778
Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	34,000	10,000
Principal payments on long-term debt and short-term borrowings	(74,368)	(145,000)
Dividends paid	(4,167)	(4,156)
Net cash used by financing activities – continuing operations	(44,535)	(139,156)
Net cash used by financing activities – discontinued operations	—	(2,140)
Net cash used by financing activities	(44,535)	(141,296)
Effect of exchange rate changes on cash and cash equivalents	2,166	875
Net (decrease) increase in cash and cash equivalents	(6,907)	38,387
Cash and cash equivalents, beginning of period	52,560	61,808
Cash and cash equivalents, end of period	$45,653	100,195

Supplemental cash flow information:
Interest paid	$281	3,477
Income taxes paid (including state and foreign)	14,047	23,098

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

The Company’s results for the three-month period ended March 31, 2021 are not necessarily indicative of the results for the entire 2021 fiscal year. References to the second quarters of 2021 and 2020 represent the fiscal quarters ended March 31, 2021 and 2020, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

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

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
Weighted Average Shares Outstanding — Basic	26,038	25,988	26,038	25,985
Dilutive Options and Restricted Shares	163	100	154	141
Adjusted Shares — Diluted	26,201	26,088	26,192	26,126

3.    SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Compensation expense related to the restricted share awards was $1.1 million and $2.1 million for the three and six-month periods ended March 31, 2021, respectively, and $1.1 million and $2.3 million for the corresponding periods in 2020. There were 220,430 non-vested shares outstanding as of March 31, 2021.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.6 million for the three and six-month periods ended March 31, 2021, respectively, and $0.3 million and $0.6 million for the corresponding periods in 2020.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.4 million and $2.7 million for the three and six-month periods ended March 31, 2021, respectively, and $1.5 million and $2.9 million for the corresponding periods in 2020. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million and $0.7 million for the three and six-month periods ended March 31, 2021, respectively, and $0.3 million and $0.7 million for the corresponding periods in

2020. As of March 31, 2021, there was $6.1 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.5 years.

4.    INVENTORIES

Inventories, net, from continuing operations consist of the following:

	March 31,	September 30,
(In thousands)	2021	2020
Finished goods	$29,363	28,471
Work in process	37,905	30,183
Raw materials	78,074	77,535
Total inventories	$145,342	136,189

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at March 31, 2021 and September 30, 2020 are the following intangible assets gross carrying amounts and accumulated amortization from continuing operations:

	March 31,	September 30,
(Dollars in thousands)	2021	2020
Goodwill	$411,661	408,063

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,136	2,092
Less: accumulated amortization	915	858
Net	$1,221	1,234

Capitalized software
Gross carrying amount	$88,862	84,888
Less: accumulated amortization	60,563	57,302
Net	$28,299	27,586

Customer relationships
Gross carrying amount	$229,322	227,178
Less: accumulated amortization	73,864	67,643
Net	$155,458	159,535

Other
Gross carrying amount	$5,356	5,156
Less: accumulated amortization	3,586	3,260
Net	$1,770	1,896
Intangible assets with indefinite lives:
Trade names	$158,513	156,381

The changes in the carrying amount of goodwill attributable to each business segment for the six months ended March 31, 2021 is as follows on a continuing operations basis:

			Aerospace
(Dollars in millions)	USG	Test	& Defense	Total
Balance as of September 30, 2020	271.9	34.1	102.1	408.1
Acquisition activity	—	—	2.5	2.5
Foreign currency translation	1.1	—	—	1.1
Balance as of March 31, 2021	$273.0	34.1	104.6	411.7

The economic uncertainty, changes in the propensity for the general public to travel by air, and reductions in demand for commercial aircraft as a result of the COVID-19 pandemic have adversely impacted net sales and operating results in certain of the Aerospace and Defense reporting units. There were no impairment charges incurred for the three and six-month periods ended March 31, 2021, however, the fair value of the Mayday reporting unit exceeded carrying value by less than 10%. At March 31, 2021, we had $30 million of goodwill recorded for Mayday.

6.    BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers and classifies its continuing business operations in three reportable segments for financial reporting purposes: Aerospace & Defense, Utility Solutions Group (USG), and RF Shielding and Test (Test). The Aerospace & Defense segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair), Westland Technologies Inc. (Westland), Mayday Manufacturing Co. and its affiliate Hi-Tech Metals, Inc. (collectively referred to as Mayday) and Globe Composite Solutions, LLC (Globe). The companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements and fluid control devices used in aerospace and defense applications; unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned aircraft and submarines; products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; and metal processing services. The USG segment’s operations consist primarily of Doble Engineering Company and Morgan Schaffer Ltd. (together Doble), and NRG Systems, Inc. (NRG). Doble is an industry leader in the development, manufacture and delivery of diagnostic testing solutions that enable electric power grid operators to assess the integrity of high voltage power delivery equipment. NRG designs and manufactures decision support tools for the renewable energy industry, primarily wind and solar. The Test segment’s operations consist primarily of ETS-Lindgren Inc. (ETS-Lindgren). ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy. ETS-Lindgren also manufactures radio frequency shielding products and components used by manufacturers of medical equipment, communications systems, electronic products, and shielded rooms for high-security data processing and secure communication.

Management evaluates and measures the performance of its reportable segments based on “Net Sales” and “EBIT”, which are detailed in the table below. EBIT is defined as earnings from continuing operations before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.

	Three Months		Six Months
	Ended March 31,		Ended March 31,
(In thousands)	2021	2020	2021	2020
NET SALES
Aerospace & Defense	$83,278	95,124	150,169	172,635
USG	39,555	43,768	94,095	96,602
Test	43,811	41,600	85,329	82,983
Consolidated totals	$166,644	180,492	329,593	352,220

EBIT
Aerospace & Defense	$18,196	21,736	27,576	34,249
USG	6,725	4,866	19,456	14,153
Test	5,688	5,651	11,030	10,307
Corporate (loss)	(8,838)	(10,908)	(18,090)	(20,573)
Consolidated EBIT	21,771	21,345	39,972	38,136
Less: Interest expense	(432)	(1,320)	(973)	(3,741)
Earnings before income taxes	$21,339	20,025	38,999	34,395

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

7.    DEBT

The Company’s debt is summarized as follows:

	March 31,	September 30,
(In thousands)	2021	2020
Total borrowings	$22,000	62,368
Current portion of long-term debt and short-term borrowings	(20,000)	(22,368)
Total long-term debt, less current portion	$2,000	40,000

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

At March 31, 2021, the Company had approximately $468 million available to borrow under the Credit Facility, plus the $250 million increase option, subject to lender approval, in addition to $45.7 million cash on hand. The Company classified $20.0 million as the current portion of long-term debt as of March 31, 2021, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $10.4 million at March 31, 2021.

Interest on borrowings under the Credit Facility is calculated at a spread over either the London Interbank Offered Rate (LIBOR), the New York Federal Reserve Bank Rate or the prime rate, depending on various factors. The Credit Facility also requires a facility fee ranging from 10 to 25 basis points per annum on the unused portion. The Credit Facility is secured by the unlimited guaranty of the Company’s direct and indirect material U.S. subsidiaries and the pledge of 100% of the equity interests of its direct and indirect material foreign subsidiaries. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 1.27% and 1.40% for the three and six- month periods ending March 31, 2021, respectively, and 3.24% and 3.21% for the three and six-month periods ending March 31, 2020. As of March 31, 2021, the Company was in compliance with all covenants.

8.  INCOME TAX EXPENSE

The second quarter 2021 effective income tax rate from continuing operations was 23.5% compared to 11.0% in the second quarter of 2020. The effective income tax rate in the first six months of 2021 was 23.1% compared to 16.9% for the first six months of 2020. Income tax expense in the second quarter of 2021 was unfavorably impacted by a change in our estimate of the fiscal 2020 research credit increasing the second quarter and year-to-date effective tax rate by 0.6% and 0.3%, respectively. Income tax expense in the second quarter of 2020 was favorably impacted by the release of a valuation allowance of $2.8 million for foreign net operating losses decreasing the second quarter 2020 and year-to-date effective tax rate by 14.3% and 8.2%, respectively.

9.  SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three and six  months of 2020 and 2019 is shown below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Common stock
Beginning balance	306	306	306	306
Stock plans	—	—	—	—
Ending balance	306	306	306	306

Additional paid-in-capital
Beginning balance	294,735	293,056	293,682	292,408
Stock plans	1,061	1,731	2,114	2,379
Ending balance	295,796	294,787	295,796	294,787

Retained earnings
Beginning balance	790,000	769,439	778,398	684,741
Net earnings common stockholders	16,314	17,822	30,000	104,599
Dividends paid	(2,083)	(2,077)	(4,167)	(4,156)
Ending balance	804,231	785,184	804,231	785,184

Accumulated other comprehensive income (loss)
Beginning balance	1,692	(40,051)	(3,657)	(43,974)
Foreign currency translation	116	(6,885)	5,465	(2,962)
Ending balance	1,808	(46,936)	1,808	(46,936)

Treasury stock
Beginning balance	(107,134)	(107,259)	(107,134)	(107,259)
Issued under stock plans	—	125	—	125
Ending balance	(107,134)	(107,134)	(107,134)	(107,134)

Total equity	995,007	926,207	995,007	926,207

10.  FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2021 and September 30, 2020 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, debt and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of March 31, 2021:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Forward contracts	$—	141	$—	141

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and six-month periods ended March 31, 2021.

11.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three and six-month periods ended March 31, 2021 are presented in the tables below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The tables below also include a reconciliation of the disaggregated revenue within each reportable segment on a continuing operations basis.

Three months ended March 31, 2021	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$33,973	$38,549	$39,305	$111,827
U.S. Government	49,305	1,006	4,506	54,817
Total revenues	$83,278	$39,555	$43,811	$166,644

Geographic location:
United States	$73,037	$27,445	$22,965	$123,447
International	10,241	12,110	20,846	43,197
Total revenues	$83,278	$39,555	$43,811	$166,644

Revenue recognition method:
Point in time	$37,127	$27,563	$9,248	$73,938
Over time	46,151	11,992	34,563	92,706
Total revenues	$83,278	$39,555	$43,811	$166,644

Six months ended March 31, 2021	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$62,114	$92,414	$76,027	$230,555
U.S. Government	88,055	1,681	9,302	99,038
Total revenues	$150,169	$94,095	$85,329	$329,593

Geographic location:
United States	$130,849	$64,490	$46,231	$241,570
International	19,320	29,605	39,098	88,023
Total revenues	$150,169	$94,095	$85,329	$329,593

Revenue recognition method:
Point in time	$64,000	$69,931	$18,116	$152,047
Over time	86,169	24,164	67,213	177,546
Total revenues	$150,169	$94,095	$85,329	$329,593

Revenues by customer type, geographic location, and revenue recognition method for the three and six-month periods ended March 31, 2020 are presented in the tables below.

Three months ended March 31, 2020	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$51,550	$43,736	$33,952	$129,238
U.S. Government	43,574	32	7,648	51,254
Total revenues	$95,124	$43,768	$41,600	$180,492

Geographic location:
United States	$81,458	$28,706	$25,121	$135,285
International	13,666	15,062	16,479	45,207
Total revenues	$95,124	$43,768	$41,600	$180,492

Revenue recognition method:
Point in time	$46,610	$32,209	$8,009	$86,828
Over time	48,514	11,559	33,591	93,664
Total revenues	$95,124	$43,768	$41,600	$180,492

Six months ended March 31, 2020	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$93,417	$95,971	$69,194	$258,582
U.S. Government	79,218	631	13,789	93,638
Total revenues	$172,635	$96,602	$82,983	$352,220

Geographic location:
United States	$146,164	$63,665	$49,959	$259,788
International	26,471	32,937	33,024	92,432
Total revenues	$172,635	$96,602	$82,983	$352,220

Revenue recognition method:
Point in time	$82,897	$72,524	$17,019	$172,440
Over time	89,738	24,078	65,964	179,780
Total revenues	$172,635	$96,602	$82,983	$352,220

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At March 31, 2021, the Company had $521.7 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 72% in the next twelve months.

Contract assets and liabilities

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At March 31, 2021, contract assets and liabilities totaled $95.0 million and $106.6 million, respectively. Contract assets and liabilities are presented as current in the consolidated balance sheets as it is expected all related transaction activity with customers will be substantially completed within twelve months. During the first six months of 2021, the Company recognized approximately $56 million in revenues that were included in the contract liabilities balance at September 30, 2020.

12.  LEASES

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2021	2020
Finance lease cost
Amortization of right-of-use assets	$492	$622
Interest on lease liabilities	311	198
Operating lease cost	1,424	1,402
Total lease costs	$2,227	$2,222

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2021	2020
Finance lease cost
Amortization of right-of-use assets	$985	$1,245
Interest on lease liabilities	623	335
Operating lease cost	2,877	2,750
Total lease costs	$4,485	$4,330

Additional information related to leases are shown below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,375	$1,380
Operating cash flows from finance leases	311	198
Financing cash flows from finance leases	419	377

	Six Months	Six Months
	March 31,	March 31,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,800	$2,717
Operating cash flows from finance leases	623	335
Financing cash flows from finance leases	838	753

Weighted-average remaining lease term	March 31, 2021	March 31, 2020
Operating leases	5.76 years	6.37 years
Finance leases	12.2 years	12.7 years
Weighted-average discount rate
Operating leases	3.11%	3.08%
Finance leases	4.31%	4.28%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on March 31, 2021:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2021 (excluding the six months ended March 31, 2021)	$2,732	1,473
2022	4,907	3,015
2023	3,984	3,098
2024	2,438	3,181
2025 and thereafter	7,173	28,285
Total minimum lease payments	21,234	39,052
Less: amounts representing interest	1,894	9,625
Present value of net minimum lease payments	$19,340	29,427
Less: current portion of lease obligations	4,839	2,001
Non-current portion of lease obligations	14,501	27,426

ROU assets	$18,929	25,182

Operating lease liabilities are included in the Consolidated Balance Sheet in accrued other expenses (current portion) and as a caption on the Consolidated Balance Sheet (long-term portion). Finance lease liabilities are included on the Consolidated Balance Sheet in accrued other expenses (current portion) and other liabilities (long-term portion). Operating lease ROU assets are included as a caption on the Consolidated Balance Sheet and finance lease ROU assets are included in Property, plant and equipment on the Consolidated Balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID-19 TRENDS AND UNCERTAINTIES

The COVID-19 global pandemic has created significant and unprecedented challenges, and during these highly uncertain times, our top priority remains the health and safety of our employees, customers and suppliers, thereby securing the financial well-being of the Company and supporting business continuity. Our businesses have been deemed essential and are currently operational, supplying our customers with vital and necessary products. To date, our global supply chains have not been materially affected by the pandemic. Given our diverse portfolio of strong, durable businesses serving non-discretionary end-markets, the strength and resilience of our business model positions us to continue our long-term outlook. Recognizing the uncertainty presented by this global pandemic, we are continuing to suspend our practice of providing financial guidance. Our businesses continue to face varying levels of pressure depending on the markets they serve and the impact on the Company cannot be reasonably estimated at this time. A portion of our workforce has worked from home at times due to COVID-19, however we have not had to redesign or design new internal controls over financial reporting at this time. Depending on the duration of COVID-19, it may become necessary for us to redesign or design new internal controls over financial reporting in a future period. We do not believe such an event will have a material impact on our business.

The economic uncertainty, changes in the propensity for the general public to travel by air, and reductions in demand for commercial aircraft as a result of the COVID-19 pandemic have adversely impacted net sales and operating results in certain of our Aerospace and Defense reporting units. In addition, our Westland facility had a partial shutdown of its facility for several weeks during the first quarter of 2021 due to COVID-19. We are also monitoring the impacts of COVID-19 on the fair value of assets. We do not currently anticipate any material impairments on assets as a result of COVID-19. We determined that there was no impairment for the three and six months ended March 31, 2021 and the fair value of each reporting unit substantially exceeded carrying value, with the exception of Mayday where fair value exceeded carrying value by less than 10%. At March 31, 2021, we had $30 million of goodwill recorded for Mayday. The valuation methodology we use involves estimates of discounted cash flows, which are subject to change, and if they change negatively it could result in the need to write down those assets to fair value. We will continue to monitor the impacts of COVID-19 on the fair value of assets. For further discussion, refer to Management’s Discussion and Analysis contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

See the “Outlook” and “Part II – Other Information, Item 1A, Risk Factors” sections below for additional details.

RESULTS OF OPERATIONS

References to the second quarters of 2021 and 2020 represent the three-month periods ended March 31, 2021 and 2020, respectively.

OVERVIEW

In the second quarter of 2021, sales, net earnings and diluted earnings per share were $166.6 million, $16.3 million and $0.62 per share, respectively, compared to $180.5 million, $17.8 million and $0.68 per share, respectively, in the second quarter of 2020. In the first six months of 2021, sales, net earnings and diluted earnings per share from continuing operations were $329.6 million, $30.0 million and $1.15 per share, respectively, compared to $352.2 million, $28.6 million and $1.09 per share, respectively, in the first six months of 2020.

NET SALES

In the second quarter of 2021, net sales of $166.6 million were $13.9 million, or 7.7%, lower than the $180.5 million in the second quarter of 2020. In the first six months of 2021, net sales of $329.6 million were $22.6 million, or 6.4%, lower than the $352.2 million in the first six months of 2020. The decrease in net sales in the second quarter of 2021 as compared to the second quarter of 2020 was due to an $11.8 million decrease in the Aerospace & Defense segment and a $4.2 million decrease in the USG segment, partially offset by a $2.2 million increase in the Test segment. The decrease in net sales in the first six months of 2021 as compared to the first six months of 2020 was due to a $22.4 million decrease in the Aerospace & Defense segment and a $2.5 million decrease in the USG segment, partially offset by a $2.3 million increase in the Test segment.

-Aerospace & Defense (A&D)

In the second quarter of 2021, net sales of $83.3 million were $11.8 million, or 12.4%, lower than the $95.1 million in the second quarter of 2020. In the first six months of 2021, net sales of $150.2 million were $22.4 million, or 13.0%, lower than the $172.6 million in the first six months of 2020. The sales decrease in the second quarter of 2021 compared to the second quarter of 2020 was mainly due to a $6.3 million decrease in net sales at Mayday, a $5.4 million decrease in net sales at Crissair, a $4.7 million decrease in net sales at PTI primarily driven by the impact of the COVID-19 pandemic, partially offset by a $3.9 million increase in sales at VACCO driven by navy defense. The sales decrease in the first six months of 2021 compared to the first six months of 2020 was mainly due to an $11.5 million decrease in net sales at Mayday, a $9.4 million decrease in net sales at Crissair, a $9.3 million decrease in net sales at PTI, and a $1.5 million decrease in net sales at Westland primarily driven by the impact of the COVID-19 pandemic, partially offset by a $7.8 million increase in net sales at VACCO and a $1.5 million increase in net sales at Globe.

-USG

In the second quarter of 2021, net sales of $39.6 million were $4.2 million, or 9.6%, lower than the $43.8 million in the second quarter of 2020. In the first six months of 2021, net sales of $94.1 million were $2.5 million, or 2.6%, lower than the $96.6 million in the first six months of 2020. The decrease in the second quarter and first six months of 2021 compared to the corresponding periods of 2020 was mainly due to lower product and service revenue at Doble primarily driven by the impact of COVID-19, partially offset by an increase in product sales at NRG.

-Test

In the second quarter of 2021, net sales of $43.8 million were $2.2 million, or 5.3%, higher than the $41.6 million in the second quarter of 2020. In the first six months of 2021, net sales of $85.3 million were $2.3 million, or 2.8%, higher than the $83.0 million in the first six months of 2020. The increase in the second quarter of 2021 as compared to the second quarter of 2020 was primarily due to higher sales from the Company’s Asian and European operations totaling $4.1 million partially offset by a $1.9 million decrease in sales from the segment’s U.S. operations due to the timing of test and measurement chamber projects. The increase in the first six months of 2021 compared to the first six months of 2020 was due to higher sales from the Company’s Asian and European operations totaling $7.7 million partially offset by a $5.4 million decrease in sales from the segment’s U.S. operations due to the timing of test and measurement chamber projects.

ORDERS AND BACKLOG

Backlog was $521.7 million at March 31, 2021 compared with $517.4 million at September 30, 2020. The Company received new orders totaling $176.2 million in the second quarter of 2021 compared to $245.6 million in the second quarter of 2020. Of the new orders received in the second quarter of 2021, $88.2 million related to Aerospace & Defense products, $44.4 million related to Test products, and $43.6 million related to USG products. Of the new orders received in the second quarter of 2020, $156.0 million related to Aerospace & Defense products, $41.8 million related to Test products, and $47.8 million related to USG products.

The Company received new orders totaling $333.9 million in the first six months of 2021 compared to $466.1 million in the first six months of 2020. Of the new orders received in the first six months of 2021, $153.6 million related to Aerospace & Defense products, $87.9 million related to Test products, and $92.4 million related to USG products. Of the new orders received in the first six months of 2020, $285.0 million related to Aerospace & Defense products, $80.3 million related to Test products, and $100.8 million related to USG products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of 2021 were $38.7 million (23.2% of net sales), compared with $40.0 million (22.2% of net sales) for the second quarter of 2020. For the first six months of 2021, SG&A expenses from continuing operations were $79.7 million (24.2% of net sales) compared to $82.1 million (23.3% of net sales) for the first six months of 2020. The decrease in SG&A in the second quarter and first six months of 2021 compared to the corresponding periods of 2020 was mainly due to lower discretionary spending related to travel and other discretionary expenses due to the COVID-19 pandemic.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets from continuing operations was $4.9 million and $9.9 million for the second quarter and first six months of 2021, respectively, compared to $5.2 million and $11.0 million for the corresponding periods of 2020. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The decrease in amortization expense in the second quarter and first six months of 2021 compared to the corresponding periods of 2020 was mainly due to a decrease in amortization of capitalized software.

OTHER (INCOME) EXPENSES, NET

Other (income) expenses, net, was $(1.9) million of income in the second quarter of 2021 compared to other expenses, net, of $0.7 million in the second quarter of 2020. The principal component of other income, net, in the second quarter of 2021 was a gain of approximately $2 million for the final settlement on the sale of the Doble Watertown, MA building, partially offset by facility consolidation charges for the Doble Manta facility. There were no individually significant items in other (income) expenses, net, in the second quarter of 2020.

Other (income) expenses, net, was $(1.9) million of income in the first six months of 2021 compared to other expenses, net, of $1.0 million in the first six months of 2020. The principal component of other (income), expenses, net, in the first six months of 2021 was a gain of approximately $2 million for the final settlement on the sale of the Doble Watertown, MA building, partially offset by facility consolidation charges for the Doble Manta facility. The principal component of other expenses, net, in the first six months of 2020 were losses on derivative instruments of $0.8 million.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above. EBIT was $21.8 million (13.1% of net sales) for the second quarter of 2021 compared to $21.3 million (11.8% of net sales) for the second quarter of 2020. For the first six months of 2021, EBIT was $40.0 million (12.1% of net sales) compared to $38.1 million (10.8% of net sales) for the first six months of 2020.

The following table presents a reconciliation of EBIT to net earnings from continuing operations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Consolidated EBIT	$21,771	21,345	39,972	38,136
Less: Interest expense, net	(432)	(1,320)	(973)	(3,741)
Less: Income tax	(5,025)	(2,203)	(8,999)	(5,809)
Net earnings from continuing operations	$16,314	17,822	30,000	28,586

-Aerospace & Defense

EBIT in the second quarter of 2021 was $18.2 million (21.8% of net sales) compared to $21.7 million (22.8% of net sales) in the second quarter of 2020. EBIT in the first six months of 2021 was $27.6 million (18.4% of net sales) compared to $34.2 million (19.8% of net sales) in the first six months of 2020. The decrease in EBIT in the second quarter and first six months of 2021 compared to the corresponding periods of 2020 was mainly due to lower sales volumes at Mayday, Crissair and PTI partially offset by an increase in EBIT at VACCO and Globe due to the higher sales volumes as mentioned above. In addition, EBIT in the first quarter of 2021 was negatively impacted by a $0.3 million inventory step-up charge related to the ATM acquisition.

-USG

EBIT in the second quarter of 2021 was $6.7 million (17.0% of net sales) compared to $4.9 million (11.1% of net sales) in the second quarter of 2020. EBIT in the first six months of 2021 was $19.5 million (20.7% of net sales) compared to $14.2 million (14.7% of net sales) in the first six months of 2020. The increase in EBIT in the second quarter of 2021 compared to the second quarter of 2020 was mainly due to the final settlement received on the sale of the Doble Watertown facility of approximately $2 million partially offset by $0.7 million of facility consolidation charges at its Doble Manta facility, and an increase in EBIT at NRG due to higher sales volumes as mentioned above. The increase in EBIT in the first six months of 2021 compared to the first six months of 2020 was mainly due to higher EBIT at Doble driven by favorable product mix, $2 million final settlement received on the sale of the Doble Watertown facility, partially offset by $1.3 million of facility consolidation charges at its Doble Manta facility, and an increase in EBIT at NRG due to higher sales volumes.

-Test

EBIT in the second quarter of 2021 was $5.7 million (13.0% of net sales) compared to $5.7 million (13.6% of net sales) in the second quarter of 2020. EBIT in the first six months of 2021 was $11.0 million (12.9% of net sales) compared to $10.3 million (12.4% of net sales) in the first six months of 2020. The increase in EBIT in the first six months of 2021 compared to the first six months of 2020 was primarily due to product mix and higher margins on projects mainly from the segment’s Asian operations.

-Corporate

Corporate costs included in EBIT were $8.8 million and $18.1 million in the second quarter and first six months of 2021, respectively, compared to $10.9 million and $20.6 million in the corresponding periods of 2020. The decrease in Corporate costs in the second quarter and first six months of 2021 compared to the corresponding periods of 2020 was mainly due to the decrease in pension expense as a result of the defined benefit pension plan termination in the fourth quarter of 2020 and losses on derivative instruments of $0.8 million recorded in the first six months of 2020.

INTEREST EXPENSE, NET

Interest expense was $0.4 million and $1.0 million in the second quarter and first six months of 2021, respectively, and $1.3 million and $3.7 million in the corresponding periods of 2020. The decrease in interest expense in the second quarter and first six months of 2021 compared to the corresponding periods of 2020 was mainly due to lower average outstanding borrowings and lower average interest rates. Average outstanding borrowings were $23 million and $47 million in the second quarter and first six months of 2021, respectively, and $150 million and $215 million in the corresponding periods of 2020.

INCOME TAX EXPENSE

The second quarter 2021 effective income tax rate from continuing operations was 23.5% compared to 11.0% in the second quarter of 2020. The effective income tax rate in the first six months of 2021 was 23.1% compared to 16.9% for the first six months of 2020. Income tax expense in the second quarter of 2021 was unfavorably impacted by return to provision true-ups increasing the second quarter and year-to-date effective tax rate by 0.6% and 0.3%, respectively. Income tax expense in the second quarter of 2020 was favorably impacted by the release of a valuation allowance of $2.8 million for foreign net operating losses decreasing the second quarter 2020 and year-to-date effective tax rate by 14.3% and 8.2%, respectively.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. The effects of COVID-19 have not materially affected liquidity. Working capital from continuing operations (current assets less current liabilities) decreased to $181.5 million at March 31, 2021 from $190.6 million at September 30, 2020. Accounts receivable decreased by $19.5 million during this period due to a $12.5 million decrease within the Test segment, a $5.7 million decrease within the Aerospace & Defense segment and a $1.3 million decrease within the USG segment; due to increased focus on collections during the period and timing of payments. Inventories increased by $9.2 million during this period due to a $3.2 million increase within the Aerospace & Defense segment, a $3.3 million increase within the Test segment and a $2.7 million increase within the USG segment; resulting primarily from the timing of receipt of raw materials to meet anticipated demand and timing of manufacturing existing orders.

Net cash provided by operating activities from continuing operations was $57.3 million and $36.7 million in the first six months of 2021 and 2020, respectively. The increase in net cash provided by operating activities from continuing operations in the first six months of 2021 as compared to the first six months of 2020 was mainly driven by lower working capital requirements.

Capital expenditures from continuing operations were $13.2 million and $21.2 million in the first six months of 2021 and 2020, respectively. The decrease in the first six months of 2021 compared to the prior year period was mainly due to the building improvement additions in 2020 at the new Doble headquarters facility of approximately $7 million. In addition, the Company incurred expenditures for capitalized software of $4.0 million and $4.3 million in the first six months of 2021 and 2020, respectively.

Credit Facility

At March 31, 2021, the Company had approximately $468 million available to borrow under its bank credit facility, a $250 million increase option subject to lender approval, and $45.7 million cash on hand. At March 31, 2021, the Company had $22 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $10.4 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 15, 2020 to stockholders of record as of October 1, 2020. A dividend of $0.08 per share, totaling $2.1 million, was paid on January 19, 2021 to stockholders of record as of January 4, 2021. Subsequent to March 31, 2021, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on April 16, 2021 to stockholders of record as of April 1, 2021.

OUTLOOK

Management’s current expectations for 2021 remain consistent with the details outlined in the Business Outlook section presented in the November 19, 2020 press release. In mid-year 2020, business disruptions related to the COVID-19 pandemic began to affect the Company’s operations and continued throughout the balance of the year. During 2021, the commercial aerospace and utility end-markets have seen some degree of customer stabilization, as well as notable pockets of recovery; however there is still uncertainty as to the timing and pace of the recovery in these areas. The wide distribution of viable COVID-19 vaccines is anticipated to benefit and accelerate the recovery of commercial air travel and utility spending with customers resuming normal testing protocols and equipment purchases, but Management has determined that it is advisable to wait before resuming specific guidance. Given this uncertainty, it is difficult to predict how the balance of 2021 will be affected using normal forecasting methodologies; therefore, the Company will continue its suspension of forward-looking guidance.

To assist shareholders and analysts, Management will continue offering “directional” guidance for 2021, by stating that the Company is seeing tangible signs of recovery in the second half of fiscal 2021 that point to a solid outlook for the back half of the year. The outlook for the second half of 2021 is expected to compare favorably to the second half of 2020 given the anticipated elements of COVID-19 recovery. Management’s current expectations for 2021 show growth in Sales, Adjusted EBITDA, and Adjusted EPS compared to 2020, with Adjusted EBITDA and Adjusted EPS reasonably consistent with 2019.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that reflect or are based on current expectations, estimates, forecasts, projections or assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: the second quarter results, growth in Sales, Adjusted EBITDA, Adjusted EPS; the effects of a widely available COVID-19 vaccine; the continuing effects of the COVID-19 pandemic including any impairment of the Company’s assets, impacts to commercial aerospace, military and navy markets which the Company serves, the strength of the markets served by the Company’s Test and USG segments, and the timing of the recovery of certain end markets which the Company serves; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the outcome of current litigation, claims and charges; cash flow; timing of the repayment of the current portion of the Company’s long-term debt; future revenues from remaining performance obligations; fair values of reporting units; the Company’s ability to hedge against or otherwise manage market risks through the use of derivative financial instruments; the extent to which hedging gains or losses will be offset by losses or gains on related underlying exposures; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and in this Quarterly Report on Form 10-Q, and the following: the success and timing of available COVID-19 vaccines in ending the pandemic; the continuing impact of the COVID-19 pandemic including labor shortages, facility closures, shelter in place policies or quarantines, material shortages, transportation delays, termination or delays of Company contracts and the inability of our suppliers or customers to perform, the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future contract awards or customer orders; the appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; labor disputes; changes in U.S. tax laws and regulations; other changes in laws and regulations including but not limited to changes in accounting standards and foreign taxation; changes in interest rates; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; and the integration of recently acquired businesses.

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

/s/ Christopher L. Tucker
Christopher L. Tucker
Senior Vice President and Chief Financial Officer
(As duly authorized officer and principal accounting and
financial officer of the registrant)

Dated: May 7, 2021