Form 10-Q
period 2021-06-30
ESCO TECHNOLOGIES INC
filed 2021-08-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at July 31, 2021
Common stock, $.01 par value per share	26,061,432

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2021	2020

Net sales	$181,394	172,665
Costs and expenses:
Cost of sales	113,610	107,686
Selling, general and administrative expenses	42,882	36,936
Amortization of intangible assets	4,864	5,535
Interest expense, net	480	1,523
Other expenses (income), net	615	(824)
Total costs and expenses	162,451	150,856

Earnings before income taxes	18,943	21,809
Income tax expense	4,034	3,122
Net earnings	$14,909	18,687

Earnings per share:
Basic -
Net earnings	0.57	0.72

Diluted -
Net earnings	$0.57	0.72

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended
	June 30,
	2021	2020

Net sales	$509,962	524,885
Costs and expenses:
Cost of sales	316,785	327,655
Selling, general and administrative expenses	122,628	119,023
Amortization of intangible assets	14,729	16,565
Interest expense, net	1,453	5,264
Other (income) expenses, net	(1,265)	174
Total costs and expenses	454,330	468,681

Earnings before income taxes	55,632	56,204
Income tax expense	12,501	8,931
Earnings from continuing operations	43,131	47,273
Loss from discontinued operations, net of tax expense of $269	—	(601)
Gain on sale of discontinued operations, net of tax expense of $23,734	—	76,614
Earnings from discontinued operations	—	76,013

Net earnings	$43,131	123,286

Earnings per share:
Basic — Continuing operations	$1.66	1.82
— Discontinued operations	—	2.92
— Net earnings	$1.66	4.74

Diluted — Continuing operations	$1.65	1.81
— Discontinued operations	—	2.91
— Net earnings	$1.65	4.72

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net earnings	$14,909	18,687	43,131	123,286
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	535	2,802	6,000	(160)
Total other comprehensive income (loss), net of tax	535	2,802	6,000	(160)
Comprehensive income	$15,444	21,489	49,131	123,126

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30,	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$78,359	52,560
Accounts receivable, net	135,343	144,082
Contract assets	94,768	94,302
Inventories, net	141,113	135,296
Other current assets	21,282	17,053
Total current assets	470,865	443,293
Property, plant and equipment, net of accumulated depreciation of $144,642 and $130,534, respectively	141,967	139,870
Intangible assets, net of accumulated amortization of $143,792 and $129,063, respectively	343,346	346,632
Goodwill	411,732	408,063
Operating lease assets	30,426	21,390
Other assets	10,347	10,938
Total assets	$1,408,683	1,370,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term borrowings	$20,000	22,368
Accounts payable	50,921	50,525
Contract liabilities	105,822	100,551
Accrued salaries	33,132	32,149
Accrued other expenses	43,517	50,436
Total current liabilities	253,392	256,029
Deferred tax liabilities	56,992	60,170
Non-current operating lease liabilities	26,458	16,785
Other liabilities	38,987	38,176
Long-term debt	28,000	40,000
Total liabilities	403,829	411,160
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,665,868 and 30,645,625 shares, respectively	307	306
Additional paid-in capital	296,578	293,682
Retained earnings	812,709	775,829
Accumulated other comprehensive income (loss), net of tax	2,343	(3,657)
	1,111,937	1,066,160
Less treasury stock, at cost: 4,604,741 and 4,607,911 common shares, respectively	(107,083)	(107,134)
Total shareholders’ equity	1,004,854	959,026
Total liabilities and shareholders’ equity	$1,408,683	1,370,186

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$43,131	123,286
Earnings from discontinued operations	—	(76,013)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,259	31,066
Stock compensation expense	5,386	4,184
Changes in assets and liabilities	2,520	(20,926)
Gain on sale of building and land	(1,950)	—
Pension contributions	—	(10,000)
Effect of deferred taxes	(3,946)	2,155
Net cash provided by operating activities – continuing operations	75,400	53,752
Net cash used by operating activities – discontinued operations	—	(14,737)
Net cash provided by operating activities	75,400	39,015
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(6,684)	—
Proceeds from sale of building and land	1,950	—
Capital expenditures	(17,887)	(28,291)
Additions to capitalized software	(6,500)	(6,564)
Net cash used by investing activities – continuing operations	(29,121)	(34,855)
Proceeds from sale of discontinued operations	—	183,812
Capital expenditures – discontinued operations	—	(1,728)
Net cash provided by investing activities – discontinued operations	—	182,084
Net cash (used) provided by investing activities	(29,121)	147,229
Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	80,000	11,577
Principal payments on long-term debt and short-term borrowings	(94,368)	(145,000)
Dividends paid	(6,251)	(6,240)
Other	(1,672)	(3,127)
Net cash used by financing activities – continuing operations	(22,291)	(142,790)
Net cash used by financing activities – discontinued operations	—	(2,140)
Net cash used by financing activities	(22,291)	(144,930)
Effect of exchange rate changes on cash and cash equivalents	1,811	1,617
Net increase in cash and cash equivalents	25,799	42,931
Cash and cash equivalents, beginning of period	52,560	61,808
Cash and cash equivalents, end of period	$78,359	104,739

Supplemental cash flow information:
Interest paid	$316	4,669
Income taxes paid (including state and foreign)	21,982	23,435

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

The Company’s results for the three-month and nine-month periods ended June 30, 2021 are not necessarily indicative of the results for the entire 2021 fiscal year. References to the third quarters of 2021 and 2020 represent the fiscal quarters ended June 30, 2021 and 2020, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

2.    EARNINGS PER SHARE (EPS)

Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and vesting of unvested restricted share units (restricted shares) by using the treasury stock method. The number of shares used in the calculation of earnings per share for each period presented is as follows (in thousands):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Weighted Average Shares Outstanding — Basic	26,045	26,031	26,040	26,002
Dilutive Options and Restricted Shares	169	103	159	128
Adjusted Shares — Diluted	26,214	26,134	26,199	26,130

3.    SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated restricted shares (restricted shares), and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Share Awards

Compensation expense related to the restricted share awards was $2.5 million and $4.5 million for the three and nine-month periods ended June 30, 2021, respectively, and $1.0 million and $3.2 million for the corresponding periods in 2020. There were 229,602 non-vested shares outstanding as of June 30, 2021.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $1.0 million for the three and nine-month periods ended June 30, 2021, respectively, and $0.3 million and $1.0 million for the corresponding periods in 2020.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $2.8 million and $5.5 million for the three and nine-month periods ended June 30, 2021, respectively, and $1.3 million and $4.2 million for the corresponding periods in 2020. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.4 million and $1.1 million for the three and nine-month periods ended June 30, 2021, respectively, and $0.2 million and $0.9 million for the corresponding periods in 2020. As of June 30, 2021, there was $9.2 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.9 years.

4.    INVENTORIES

Inventories, net, from continuing operations consist of the following:

	June 30,	September 30,
(In thousands)	2021	2020
Finished goods	$28,732	28,471
Work in process	37,874	30,183
Raw materials	74,507	76,642
Total inventories	$141,113	135,296

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at June 30, 2021 and September 30, 2020 are the following intangible assets gross carrying amounts and accumulated amortization from continuing operations:

	June 30,	September 30,
(Dollars in thousands)	2021	2020
Goodwill	$411,732	408,063

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,144	2,092
Less: accumulated amortization	943	858
Net	$1,201	1,234

Capitalized software
Gross carrying amount	$91,388	84,888
Less: accumulated amortization	62,111	57,302
Net	$29,277	27,586

Customer relationships
Gross carrying amount	$229,385	227,178
Less: accumulated amortization	76,986	67,643
Net	$152,399	159,535

Other
Gross carrying amount	$5,358	5,156
Less: accumulated amortization	3,730	3,260
Net	$1,628	1,896
Intangible assets with indefinite lives:
Trade names	$158,841	156,381

The changes in the carrying amount of goodwill attributable to each business segment for the nine months ended June 30, 2021 is as follows on a continuing operations basis:

			Aerospace
(Dollars in millions)	USG	Test	& Defense	Total
Balance as of September 30, 2020	271.9	34.1	102.1	408.1
Acquisition activity	—	—	2.2	2.2
Foreign currency translation	1.4	—	—	1.4
Balance as of June 30, 2021	$273.3	34.1	104.3	411.7

The economic uncertainty, changes in the propensity for the general public to travel by air, and reductions in demand for commercial aircraft as a result of the COVID-19 pandemic have adversely impacted net sales and operating results in certain of the Aerospace and Defense reporting units. There were no impairment charges incurred for the three and nine-month periods ended June 30, 2021, however, the fair value of the Mayday and Westland reporting units, included in the Aerospace and Defense segment, exceeded carrying value by less than 10%. At June 30, 2021, we had $30 million and $18 million of goodwill recorded for Mayday and Westland, respectively.

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

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(In thousands)	2021	2020	2021	2020
NET SALES
Aerospace & Defense	$85,576	84,072	234,720	256,707
USG	47,704	42,577	141,799	139,179
Test	48,114	46,016	133,443	128,999
Consolidated totals	$181,394	172,665	509,962	524,885

EBIT
Aerospace & Defense	$16,714	17,409	41,980	51,658
USG	8,227	6,156	27,683	20,310
Test	6,751	7,177	17,781	17,483
Corporate (loss)	(12,269)	(7,410)	(30,359)	(27,983)
Consolidated EBIT	19,423	23,332	57,085	61,468
Less: Interest expense	(480)	(1,523)	(1,453)	(5,264)
Earnings before income taxes	$18,943	21,809	55,632	56,204

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

7.    DEBT

The Company’s debt is summarized as follows:

	June 30,	September 30,
(In thousands)	2021	2020
Total borrowings	$48,000	62,368
Current portion of long-term debt and short-term borrowings	(20,000)	(22,368)
Total long-term debt, less current portion	$28,000	40,000

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

At June 30, 2021, the Company had approximately $444 million available to borrow under the Credit Facility, plus the $250 million increase option, subject to lender approval, in addition to $78.4 million cash on hand. The Company classified $20.0 million as the current portion of long-term debt as of June 30, 2021, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $8.4 million at June 30, 2021.

Interest on borrowings under the Credit Facility is calculated at a spread over either the London Interbank Offered Rate (LIBOR), the New York Federal Reserve Bank Rate or the prime rate, depending on various factors. The Credit Facility also requires a facility fee ranging from 10 to 25 basis points per annum on the unused portion. The Credit Facility is secured by the unlimited guaranty of the Company’s direct and indirect material U.S. subsidiaries and the pledge of 100% of the equity interests of its direct and indirect material foreign subsidiaries. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 1.16% and 1.33% for the three and nine- month periods ending June 30, 2021, respectively, and 3.24% and 3.22% for the three and nine-month periods ending June 30, 2020. As of June 30, 2021, the Company was in compliance with all covenants.

8.  INCOME TAX EXPENSE

The third quarter 2021 effective income tax rate was 21.3% compared to 14.3% in the third quarter of 2020. The effective income tax rate from continuing operations in the first nine months of 2021 was 22.5% compared to 15.9% in the first nine months of 2020. The income tax expense in the third quarter and first nine months of 2021 was favorably impacted by a tax return to provision true-up to foreign derived intangible income and other 2020 true-ups decreasing the third quarter and year-to-date effective tax rate by 3.9% and 1.2%, respectively.

The income tax expense in the third quarter and first nine months of 2020 was favorably impacted mainly by the following items: 1) an increase in the available 2019 foreign tax credit which was attributable to new information and tax planning strategies reducing the third quarter effective tax rate and year-to-date effective tax rate by 3.3% and 1.3%; and 2) new information and tax planning strategies resulted in an increase in the 2020 foreign tax credit and the catch-up of the benefit which reduced the 2020 third quarter effective tax rate by 2.5%. The year-to-date 2020 effective tax rate was favorably impacted by the release of a valuation allowance of $2.8 million for foreign net operating losses decreasing the year-to-date 2020 effective tax rate by 5.1%.

9.  SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three and nine months of 2021 and 2020 is shown below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Common stock
Beginning balance	306	306	306	306
Stock plans	1	1	1	1
Ending balance	307	307	307	307

Additional paid-in-capital
Beginning balance	295,796	294,787	293,682	292,408
Stock plans	782	(2,156)	2,896	223
Ending balance	296,578	292,631	296,578	292,631

Retained earnings
Beginning balance	799,884	785,184	775,829	684,741
Net earnings common stockholders	14,909	18,687	43,131	123,286
Dividends paid	(2,084)	(2,084)	(6,251)	(6,240)
Ending balance	812,709	801,787	812,709	801,787

Accumulated other comprehensive income (loss)
Beginning balance	1,808	(46,936)	(3,657)	(43,974)
Foreign currency translation	535	2,802	6,000	(160)
Ending balance	2,343	(44,134)	2,343	(44,134)

Treasury stock
Beginning balance	(107,134)	(107,134)	(107,134)	(107,259)
Issued under stock plans	51	—	51	125
Ending balance	(107,083)	(107,134)	(107,083)	(107,134)

Total equity	1,004,854	943,457	1,004,854	943,457

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2021 and September 30, 2020 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, debt and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, as presented below as of June 30, 2021:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Forward contracts	$—	(27)	$—	(27)

Valuation was based on third party evidence of similarly priced derivative instruments.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and nine-month periods ended June 30, 2021.

11.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three and nine-month periods ended June 30, 2021 are presented in the tables below as the Company believes it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The tables below also include a reconciliation of the disaggregated revenue within each reportable segment on a continuing operations basis.

Three months ended June 30, 2021	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$34,708	$46,735	$42,063	$123,506
U.S. Government	50,868	969	6,051	57,888
Total revenues	$85,576	$47,704	$48,114	$181,394

Geographic location:
United States	$75,701	$32,111	$27,719	$135,531
International	9,875	15,593	20,395	45,863
Total revenues	$85,576	$47,704	$48,114	$181,394

Revenue recognition method:
Point in time	$37,513	$35,242	$9,673	$82,428
Over time	48,063	12,462	38,441	98,966
Total revenues	$85,576	$47,704	$48,114	$181,394

Nine months ended June 30, 2021	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$95,712	$139,149	$118,089	$352,950
U.S. Government	139,008	2,650	15,354	157,012
Total revenues	$234,720	$141,799	$133,443	$509,962

Geographic location:
United States	$205,527	$96,601	$73,950	$376,078
International	29,193	45,198	59,493	133,884
Total revenues	$234,720	$141,799	$133,443	$509,962

Revenue recognition method:
Point in time	$103,492	$105,173	$27,789	$236,454
Over time	131,228	36,626	105,654	273,508
Total revenues	$234,720	$141,799	$133,443	$509,962

Revenues by customer type, geographic location, and revenue recognition method for the three and nine-month periods ended June 30, 2020 are presented in the tables below.

Three months ended June 30, 2020	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$37,485	$39,740	$38,737	$115,962
U.S. Government	46,587	2,837	7,279	56,703
Total revenues	$84,072	$42,577	$46,016	$172,665

Geographic location:
United States	$73,476	$26,499	$19,441	$119,416
International	10,596	16,078	26,575	53,249
Total revenues	$84,072	$42,577	$46,016	$172,665

Revenue recognition method:
Point in time	$36,461	$27,765	$9,138	$73,364
Over time	47,611	14,812	36,878	99,301
Total revenues	$84,072	$42,577	$46,016	$172,665

Nine months ended June 30, 2020	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$130,817	$135,711	$107,931	$374,459
U.S. Government	125,890	3,468	21,068	150,426
Total revenues	$256,707	$139,179	$128,999	$524,885

Geographic location:
United States	$219,640	$90,155	$69,399	$379,194
International	37,067	49,024	59,600	145,691
Total revenues	$256,707	$139,179	$128,999	$524,885

Revenue recognition method:
Point in time	$118,660	$100,289	$26,157	$245,106
Over time	138,047	38,890	102,842	279,779
Total revenues	$256,707	$139,179	$128,999	$524,885

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At June 30, 2021, the Company had $539.0 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 70% in the next twelve months.

Contract assets and contract liabilities

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At June 30, 2021, contract assets and contract liabilities totaled $94.8 million and $105.8 million, respectively. Contract assets and contract liabilities are presented as current in the consolidated balance sheets as it is expected all related transaction activity with customers will be substantially completed within twelve months. During the first nine months of 2021, the Company recognized approximately $75 million in revenues that were included in the contract liabilities balance at September 30, 2020.

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
(Dollars in thousands)	2021	2020
Finance lease cost
Amortization of right-of-use assets	$492	$540
Interest on lease liabilities	306	319
Operating lease cost	1,471	1,474
Total lease costs	$2,269	$2,333

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2021	2020
Finance lease cost
Amortization of right-of-use assets	$1,477	$1,622
Interest on lease liabilities	929	970
Operating lease cost	4,347	4,399
Total lease costs	$6,753	$6,991

Additional information related to leases are shown below:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,320	$1,452
Operating cash flows from finance leases	306	319
Financing cash flows from finance leases	428	418
Right-of-use assets obtained in exchange for operating lease liabilities	12,780	53

	Nine Months	Nine Months
	June 30,	June 30,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,102	$4,334
Operating cash flows from finance leases	915	655
Financing cash flows from finance leases	1,261	1,145
Right-of-use assets obtained in exchange for operating lease liabilities	12,780	22,072

Weighted-average remaining lease term	June 30, 2021	June 30, 2020
Operating leases	10.31 years	6.64 years
Finance leases	11.86 years	12.76 years
Weighted-average discount rate
Operating leases	3.12%	3.14%
Finance leases	4.31%	4.29%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on June 30, 2021:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2021 (excluding the nine months ended June 30, 2021)	$1,378	739
2022	5,093	3,015
2023	4,324	3,098
2024	3,677	3,181
2025 and thereafter	21,976	28,285
Total minimum lease payments	36,448	38,318
Less: amounts representing interest	5,460	9,320
Present value of net minimum lease payments	$30,988	28,998
Less: current portion of lease obligations	4,530	1,859
Non-current portion of lease obligations	26,458	27,139

ROU assets	$30,426	24,689

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

13.  ADJUSTED QUARTERLY FINANCIAL INFORMATION

During the third quarter of 2021, the Company identified immaterial errors in the historical consolidated financial statements of Westland, within the A&D segment, and are being corrected as an immaterial revision of those financial statements. Specifically, the adjustments include $3.5 million related to net sales being overstated, of which $2.4 million related to the fourth quarter of 2020, $0.3 million related to the first quarter of 2021, and $0.8 million related to the second quarter of 2021. In addition, $2.1 million of the total adjustments resulted from inventory being overstated and cost of goods sold being understated, of which $0.9 million related to the fourth quarter of 2020, $0.8 million related to the first quarter of 2021, and $0.4 million related to the second quarter of 2021. The tax impact of correcting these errors was a reduction in tax expense of $0.8 million, $0.2 million, and $0.3 million in the fourth quarter of 2020, first quarter of 2021, and second quarter of 2021, respectively. This correction also resulted in a reclassification in the Consolidated Statements of Cash Flows between line items of net earnings, changes in assets and liabilities, and effect of deferred taxes totaling $3.3 million in the fourth quarter of 2020, $1.1 million in the first quarter of 2021, and $1.2 million in the second quarter of 2021, with no impact to the total net cash provided by operating activities for any period. The fiscal 2021 and 2020 quarterly results have been adjusted to reflect the correction of these adjustments in the proper periods. The table below shows the impact of all adjustments to the respective periods. Management has determined that all of these adjustments are not material to any prior periods or the current fiscal year.

	First Quarter	First Quarter	Second Quarter	Second Quarter
(Dollars in thousands, except per share amounts)	(As Reported)	(As Adjusted)	(As Reported)	(As Adjusted)

2021

Net sales	$162,949	162,674	166,644	165,894
Cost of sales	98,777	99,622	103,113	103,553
Earnings before income taxes	17,660	16,540	21,339	20,149
Income tax expense	3,974	3,722	5,025	4,745
Net earnings	13,686	12,818	16,314	15,404

Diluted earnings (loss) per share:
Net earnings	$0.52	0.49	0.62	0.59

	First Quarter	First Quarter	Second Quarter	Second Quarter
	(As Reported)	(As Adjusted)	(As Reported)	(As Adjusted)
Contract assets	$93,762	91,043	95,002	91,533
Inventories	144,054	142,316	145,342	143,164
Retained earnings	$790,000	786,563	804,231	799,884

	Fourth Quarter	Fourth Quarter
(Dollars in thousands, except per share amounts)	(As Reported	(As Adjusted)

2020

Net sales	$208,030	205,586
Cost of sales	129,763	130,656
Loss before income taxes	(16,461)	(19,798)
Income tax expense	5,347	4,579
Net loss	(21,808)	(24,377)

Diluted earnings (loss) per share:
Net loss	$(0.83)	(0.93)

	Fourth Quarter	Fourth Quarter
(Dollars in thousands, except per share amounts)	(As Reported	(As Adjusted)

September 30, 2020

Contract assets	$96,746	94,302
Inventories	136,189	135,296
Total current assets	446,630	443,293
Total assets	1,373,523	1,370,186
Total shareholders’ equity	961,595	959,026
Total liabilities and shareholders’ equity	1,373,523	1,370,186

14.  SUBSEQUENT EVENTS

On May 20, 2021, the Company announced it had entered into an agreement to acquire I.S.A. Altanova Group S.R.L. (Altanova), a supplier in the field of advanced condition assessment technologies including partial discharge measurement and analysis, as well as test instruments for electrical apparatus. Altanova, which will become part of the USG operating segment, had annual sales of approximately $30 million in 2020. As of June 30, 2021, the Company had 30 million Euros held in an escrow account related to this transaction which will be used to partially fund the acquisition. The transaction was subject to Italian regulatory approval, which was obtained and the transaction closed on July 29, 2021.

On August 9, 2021, the Company announced it had acquired the assets of Phenix Technologies, Inc. (Phenix), a manufacturer of stationary and portable high voltage, high current, high power test systems, components and solutions supporting the electric utility industry. Phenix, which will become part of the USG operating segment, had annual sales of approximately $25 million in 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID-19 TRENDS AND UNCERTAINTIES

The COVID-19 global pandemic has continued to create significant and unprecedented challenges, and during these highly uncertain times, our top priority remains the health and safety of our employees, customers and suppliers, thereby securing the financial well-being of the Company and supporting business continuity. To date, our global supply chains have not been materially affected by the pandemic. Given our diverse portfolio of strong, durable businesses serving non-discretionary end-markets, the strength and resilience of our business model positions us to continue our long-term outlook. A portion of our workforce has worked from home at times due to COVID-19, however we have not had to redesign or design new internal controls over financial reporting at this time. Depending on the duration of COVID-19, it may become necessary for us to redesign or design new internal controls over financial reporting in a future period. We do not believe such an event will have a material impact on our business.

The economic uncertainty, changes in the propensity for the general public to travel by air, and reductions in demand for commercial aircraft as a result of the COVID-19 pandemic have adversely impacted net sales and operating results in certain of our Aerospace and Defense reporting units. In addition, our Westland facility had a partial shutdown of its facility for several weeks during the first quarter of 2021 due to COVID-19. We are monitoring the impacts of COVID-19 on the fair value of assets. We determined that there was no impairment for the three and nine months ended June 30, 2021 and the fair value of each reporting unit substantially exceeded carrying value, with the exception of Mayday and Westland where fair value exceeded carrying value by less than 10%. At June 30, 2021, we had $30 million and $18 million of goodwill recorded for Mayday and Westland, respectively. The valuation methodology we use involves estimates of discounted cash flows, which are subject to change, and if they change negatively it could result in the need to write down those assets to fair value. We will continue to monitor the impacts of COVID-19 on the fair value of assets. For further discussion, refer to Management’s Discussion and Analysis contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

RESULTS OF OPERATIONS

References to the third quarters of 2021 and 2020 represent the three-month periods ended June 30, 2021 and 2020, respectively.

OVERVIEW

In the third quarter of 2021, sales, net earnings and diluted earnings per share were $181.4 million, $14.9 million and $0.57 per share, respectively, compared to $172.7 million, $18.7 million and $0.72 per share, respectively, in the third quarter of 2020. In the first nine months of 2021, sales, net earnings and diluted earnings per share from continuing operations were $510.0 million, $43.1 million and $1.65 per share, respectively, compared to $524.9 million, $47.3 million and $1.81 per share, respectively, in the first nine months of 2020. See footnote 13, Quarterly Financial Information, for further discussion about the impact to the first and second quarters of 2021 and the fourth quarter of 2020.

NET SALES

In the third quarter of 2021, net sales of $181.4 million were $8.7 million, or 5.0%, higher than the $172.7 million in the third quarter of 2020. In the first nine months of 2021, net sales of $510.0 million were $14.9 million, or 2.8%, lower than the $524.9 million in the first nine months of 2020. The increase in net sales in the third quarter of 2021 as compared to the third quarter of 2020 was due to a $5.1 million increase in the USG segment, a $2.1 million increase in the Test segment, and a $1.5 million increase in the Aerospace & Defense segment. The decrease in net sales in the first nine months of 2021 as compared to the first nine months of 2020 was due to a $21.9 million decrease in the Aerospace & Defense segment, partially offset by a $4.5 million increase in the Test segment and a $2.5 million increase in the USG segment.

-Aerospace & Defense (A&D)

In the third quarter of 2021, net sales of $85.6 million were $1.5 million, or 1.8%, higher than the $84.1 million in the third quarter of 2020. In the first nine months of 2021, net sales of $234.7 million were $22.0 million, or 8.6%, lower than the $256.7 million in the first nine months of 2020. The sales increase in the third quarter of 2021 compared to the third quarter of 2020 was mainly due to a $2.4 million increase in net sales at Globe, a $1.7 million increase in net sales at VACCO and a $1.1 million increase in net sales at PTI, partially offset by a $3.4 million decrease in net sales at Mayday driven by the impact of the COVID-19 pandemic. The sales decrease in the first nine months of 2021 compared to the first nine months of 2020 was mainly due to an $14.9 million decrease in net sales at Mayday, a $9.4 million decrease in net sales at Crissair, an $8.2 million decrease in net sales at PTI, and a $2.9 million decrease in net sales at Westland primarily driven by the impact of the COVID-19 pandemic; partially offset by a $9.5 million increase in net sales at VACCO and a $3.9 million increase in net sales at Globe driven by an increase in navy defense.

-USG

In the third quarter of 2021, net sales of $47.7 million were $5.1 million, or 12.0%, higher than the $42.6 million in the third quarter of 2020. In the first nine months of 2021, net sales of $141.8 million were $2.6 million, or 1.9%, higher than the $139.2 million in the first nine months of 2020. The increase in the third quarter of 2021 compared to the third quarter of 2020 was mainly due to higher service and product revenue at Doble and an increase in product sales at NRG. The increase in the first nine months of 2021 compared to the first nine months of 2020 was mainly due to an increase in product sales at NRG, partially offset by lower events and service revenue at Doble primarily driven by the impact of COVID-19.

-Test

In the third quarter of 2021, net sales of $48.1 million were $2.1 million, or 4.6%, higher than the $46.0 million in the third quarter of 2020. In the first nine months of 2021, net sales of $133.4 million were $4.4 million, or 3.4%, higher than the $129.0 million in the first nine months of 2020. The increase in the third quarter of 2021 as compared to the third quarter of 2020 was primarily due to higher sales from the Company’s U.S. and European operations totaling $7.4 million partially offset by a $5.3 million decrease in sales from the segment’s Asian operations due to the timing of test and measurement chamber projects. The increase in the first nine months of 2021 compared to the first nine months of 2020 was due to higher sales from the Company’s European operations totaling $6.1 million partially offset by a $1.7 million decrease in sales from the segment’s Asian and U.S. operations due to the timing of test and measurement chamber projects.

ORDERS AND BACKLOG

Backlog was $539.0 million at June 30, 2021 compared with $539.0 million at September 30, 2020. The Company received new orders totaling $203.8 million in the third quarter of 2021 compared to $157.8 million in the third quarter of 2020. Of the new orders received in the third quarter of 2021, $95.1 million related to Aerospace & Defense products, $53.2 million related to Test products, and $55.5 million related to USG products. Of the new orders received in the third quarter of 2020, $65.9 million related to Aerospace & Defense products, $41.5 million related to Test products, and $50.4 million related to USG products.

The Company received new orders totaling $537.7 million in the first nine months of 2021 compared to $623.9 million in the first nine months of 2020. Of the new orders received in the first nine months of 2021, $248.8 million related to Aerospace & Defense products, $141.1 million related to Test products, and $147.8 million related to USG products. Of the new orders received in the first nine months of 2020, $350.9 million related to Aerospace & Defense products, $121.8 million related to Test products, and $151.2 million related to USG products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of 2021 were $42.9 million (23.6% of net sales), compared with $36.9 million (21.4% of net sales) for the third quarter of 2020. For the first nine months of 2021, SG&A expenses from continuing operations were $122.6 million (24.0% of net sales) compared to $119.0 million (22.7% of net sales) for the first nine months of 2020. The increase in SG&A in the third quarter and first nine months of 2021 compared to the corresponding periods of 2021 was mainly due to a $2.0 million increase at Corporate for compensation expenses due to the transition of key executives and a $1.0 million increase at Corporate due to acquisition costs.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets from continuing operations was $4.9 million and $14.7 million for the third quarter and first nine months of 2021, respectively, compared to $5.5 million and $16.6 million for the corresponding periods of 2020. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The decrease in amortization expense in the third quarter and first nine months of 2021 compared to the corresponding periods of 2020 was mainly due to a decrease in amortization of capitalized software.

OTHER EXPENSES (INCOME), NET

Other expenses (income), net, was $0.6 million in the third quarter of 2021 compared to other expenses (income), net, of $(0.8) million in the third quarter of 2020. The principal component of other expenses, net, in the third quarter of 2021 was $0.5 million of facility consolidation charges for the Doble Morgan Schaffer facility. The principal component of other income, net, in the third quarter of 2020 was a gain on derivative instruments of $0.5 million.

Other (income) expenses, net, was $(1.3) million of income in the first nine months of 2021 compared to other expenses, net, of $0.2 million in the first nine months of 2020. The principal component of other (income), expenses, net, in the first nine months of 2021 was a gain of approximately $2 million for the final settlement on the sale of the Doble Watertown, MA building, partially offset by facility consolidation charges for the Doble Manta and Morgan Schaffer facilities. There were no individually significant items in other expenses, net, in the first nine months of 2020.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above. EBIT was $19.4 million (10.7% of net sales) for the third quarter of 2021 compared to $23.3 million (13.5% of net sales) for the third quarter of 2020. For the first nine months of 2021, EBIT was $57.1 million (11.2% of net sales) compared to $61.5 million (11.7% of net sales) for the first nine months of 2020.

The following table presents a reconciliation of EBIT to net earnings from continuing operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Consolidated EBIT	$19,423	23,332	57,085	61,468
Less: Interest expense, net	(480)	(1,523)	(1,453)	(5,264)
Less: Income tax	(4,034)	(3,122)	(12,501)	(8,931)
Net earnings from continuing operations	$14,909	18,687	43,131	47,273

-Aerospace & Defense

EBIT in the third quarter of 2021 was $16.7 million (19.5% of net sales) compared to $17.4 million (20.7% of net sales) in the third quarter of 2020. EBIT in the first nine months of 2021 was $42.0 million (17.9% of net sales) compared to $51.7 million (20.1% of net sales) in the first nine months of 2020. The decrease in EBIT in the third quarter of 2021 compared to the third quarter of 2020 was mainly due to $2.1 million of pretax charges at Westland driven by new product development challenges, increased production costs, and product quality issues; lower sales volumes at Mayday; partially offset by an increase in EBIT at VACCO and Globe due to the higher sales volumes as mentioned above. The decrease in EBIT in the first nine months of 2021 compared to the first nine months of 2020 was mainly due to $4.4 million of pretax charges at Westland driven by new product development challenges, increased production costs, and product quality issues; lower sales volumes at Mayday, Crissair and PTI; partially offset by an increase in EBIT at VACCO and Globe due to the higher sales volumes as mentioned above. In addition, EBIT in the first quarter of 2021 was negatively impacted by a $0.3 million inventory step-up charge related to the acquisition of Advanced Technology Machining, Inc. and TECC Grinding, Inc. (ATM).

-USG

EBIT in the third quarter of 2021 was $8.2 million (17.2% of net sales) compared to $6.2 million (14.5% of net sales) in the third quarter of 2020. EBIT in the first nine months of 2021 was $27.7 million (19.5% of net sales) compared to $20.3 million (14.6% of net sales) in the first nine months of 2020. The increase in EBIT in the third quarter of 2021 compared to the third quarter of 2020 was mainly due higher sales volumes partially offset by $0.5 million of facility consolidation charges at its Doble Morgan Schaffer facility, and an increase in EBIT at NRG due to higher sales volumes as mentioned above. The increase in EBIT in the first nine months of 2021 compared to the first nine months of 2020 was mainly due to higher EBIT at Doble driven by favorable product mix, $2 million final settlement received on the sale of the Doble Watertown facility, partially offset by $1.8 million of facility consolidation charges at its Doble Manta and Morgan Schaffer facilities, and an increase in EBIT at NRG due to higher sales volumes.

-Test

EBIT in the third quarter of 2021 was $6.8 million (14.0% of net sales) compared to $7.2 million (15.6% of net sales) in the third quarter of 2020. EBIT in the first nine months of 2021 was $17.8 million (13.3% of net sales) compared to $17.5 million (13.5% of net sales) in the first nine months of 2020. The increase in EBIT in the first nine months of 2021 compared to the first nine months of 2020 was primarily due to product mix and higher margins on projects mainly from the segment’s Asian operations.

-Corporate

Corporate costs included in EBIT were $12.3 million and $30.4 million in the third quarter and first nine months of 2021, respectively, compared to $7.4 million and $28.0 million in the corresponding periods of 2020. The increase in Corporate costs in the third quarter and first nine months of 2021 compared to the corresponding periods of 2020 was mainly due to an increase in compensation costs related to the transition of key executives and acquisition costs.

INTEREST EXPENSE, NET

Interest expense was $0.5 million and $1.5 million in the third quarter and first nine months of 2021, respectively, and $1.5 million and $5.3 million in the corresponding periods of 2020. The decrease in interest expense in the third quarter and first nine months of 2021 compared to the corresponding periods of 2020 was mainly due to lower average outstanding borrowings and lower average interest rates. Average outstanding borrowings were $39 million and $44 million in the third quarter and first nine months of 2021, respectively, and $151 million and $193 million in the corresponding periods of 2020.

INCOME TAX EXPENSE

The third quarter 2021 effective income tax rate was 21.3% compared to 14.3% in the third quarter of 2020. The effective income tax rate from continuing operations in the first nine months of 2021 was 22.5% compared to 15.9% in the first nine months of 2020. The income tax expense in the third quarter and first nine months of 2021 was favorably impacted by a tax return to provision true-up to foreign derived intangible income and other 2020 true-ups decreasing the third quarter and year-to-date effective tax rate by 3.9% and 1.2%, respectively.

The income tax expense in the third quarter and first nine months of 2020 was favorably impacted mainly by the following items: 1) an increase in the available 2019 foreign tax credit which was attributable to new information and tax planning strategies reducing the third quarter effective tax rate and year-to-date effective tax rate by 3.3% and 1.3%; and 2) new information and tax planning strategies resulted in an increase in the 2020 foreign tax credit and the catch-up of the benefit which reduced the 2020 third quarter effective tax rate by 2.5%. The year-to-date 2020 effective tax rate was favorably impacted by the release of a valuation allowance of $2.8 million for foreign net operating losses decreasing the year-to-date 2020 effective tax rate by 5.1%.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. The effects of COVID-19 have not materially affected liquidity. Working capital from continuing operations (current assets less current liabilities) increased to $217.5 million at June 30, 2021 from $187.3 million at September 30, 2020. Accounts receivable decreased by $8.7 million during this period primarily due to a $12.6 million decrease within the Test segment due to increased focus on collections during the period and timing of payments; partially offset by a $4.8 million increase within the USG segment due to the timing of payments.

Net cash provided by operating activities from continuing operations was $75.4 million and $53.8 million in the first nine months of 2021 and 2020, respectively. The increase in net cash provided by operating activities from continuing operations in the first nine months of 2021 as compared to the first nine months of 2020 was mainly driven by lower working capital requirements.

Capital expenditures from continuing operations were $17.9 million and $28.3 million in the first nine months of 2021 and 2020, respectively. The decrease in the first nine months of 2021 compared to the prior year period was mainly due to the building improvement additions in 2020 at the new Doble headquarters facility. In addition, the Company incurred expenditures for capitalized software of $6.5 million and $6.6 million in the first nine months of 2021 and 2020, respectively.

Credit Facility

At June 30, 2021, the Company had approximately $444 million available to borrow under its bank credit facility, a $250 million increase option subject to lender approval, and $78.4 million cash on hand. At June 30, 2021, the Company had $48 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $8.4 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Subsequent Events

On May 20, 2021, the Company announced it had entered into an agreement to acquire I.S.A. Altanova Group S.R.L. (Altanova), a supplier in the field of advanced condition assessment technologies including partial discharge measurement and analysis, as well as test instruments for electrical apparatus. Altanova, which will become part of the USG operating segment, had annual sales of approximately $30 million in 2020. As of June 30, 2021, the Company had 30 million Euros held in an escrow account related to this transaction which will be used to partially fund the acquisition. The transaction was subject to Italian regulatory approval, which was obtained and the transaction closed on July 29, 2021.

On August 9, 2021, the Company announced it had acquired the assets of Phenix Technologies, Inc. (Phenix), a manufacturer of stationary and portable high voltage, high current, high power test systems, components and solutions supporting the electric utility industry. Phenix, which will become part of the USG operating segment, had annual sales of approximately $25 million in 2020.

Dividends

A quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on October 15, 2020 to stockholders of record as of October 1, 2020. A quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on January 19, 2021 to stockholders of record as of January 4, 2021. A quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on April 16, 2021 to stockholders of record as of April 1, 2021. Subsequent to June 30, 2021, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on July 16, 2021 to stockholders of record as of July 1, 2021.

New Share Repurchase Program

On August 5, 2021, the Company’s Board of Directors adopted a new stock repurchase program, replacing the previous program which was adopted in 2012 and was scheduled to expire September 30, 2021. Under the new program, which is similar to the previous one, Management may repurchase shares of its outstanding stock in the open market and otherwise throughout the period ending September 30, 2024. The total value authorized is the lesser of $200 million or the dollar limitation imposed by the Company’s Credit Agreement. The repurchase program does not obligate the Company to repurchase any particular amount of stock, and it may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases are determined by Management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. In addition, we may repurchase common stock through private or other transactions outside of the repurchase program.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that reflect or are based on current expectations, estimates, forecasts, projections or assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: the third quarter results, growth in sales, the effects of a widely available COVID-19 vaccine; the continuing effects of the COVID-19 pandemic including any impairment of the Company’s assets, impacts to commercial aerospace, military and navy markets which the Company serves, the strength of the markets served by the Company’s Test and USG segments, and the timing of the recovery of certain end markets which the Company serves; the correction of production issues, the effect of certain changes in the Company’s internal controls or in other factors on the effectiveness of its internal controls; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the outcome of current litigation, claims and charges; cash flow; timing of the repayment of the current portion of the Company’s long-term debt; future revenues from remaining performance obligations; fair values of reporting units; the Company’s ability to hedge against or otherwise manage market risks through the use of derivative financial instruments; the extent to which hedging gains or losses will be offset by losses or gains on related underlying exposures; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and the following: the success and timing of COVID-19 vaccines in ending the pandemic and the effects of known or unknown COVID-19 variants; the continuing impact of the COVID-19 pandemic including labor shortages, facility closures, shelter in place policies or quarantines, material shortages, transportation delays, termination or delays of Company contracts and the inability of our suppliers or customers to perform, the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future contract awards or customer orders; the appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; labor disputes; changes in U.S. tax laws and regulations; other changes in laws and regulations including but not limited to changes in accounting standards and foreign taxation; changes in interest rates; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; and the integration of recently acquired businesses.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 as a result of material weaknesses in the Company’s internal control over financial reporting at a reporting unit within the Aerospace & Defense (A&D) segment, related to the ineffective design of certain controls over revenue recognition and the accumulation of inventory costs and determination of inventory carrying value resulting from changes in the business.

Other than identifying the specific deficiencies at a reporting unit within the A&D segment related to the material weaknesses disclosed, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is in the process of remediating the material weaknesses and is taking the following actions: enhancing policies, procedures and controls related to inventory costing and revenue recognition, providing additional training to the segment finance department, and dedicating additional resources to improve the Company’s risk assessment process. The Company believes these measures will remediate the control deficiencies and strengthen internal control over financial reporting. The operating effectiveness of the revised and new controls will be assessed subsequent to full implementation, and the material weaknesses will be considered remediated only after the applicable controls have operated effectively for a sufficient period of time.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

10.1	Form of 2020 Award of Performance-Accelerated Restricted Shares to Executive Officers under 2018 Omnibus Incentive Plan

Filed herewith

(Note: Awards substantially identical to the referenced Exhibit except in amount have been granted to Victor L. Richey and David M. Schatz; these awards have been omitted as separate exhibits pursuant to Rule 12b-31)

10.2	Form of Restricted Stock Unit Awards to Executive Officers under 2018 Omnibus Incentive Plan

Filed herewith

(Note: Awards substantially identical to the referenced Exhibit except in amount have been granted to Victor L. Richey, Christopher L. Tucker and David M. Schatz; these awards have been omitted as separate exhibits pursuant to Rule 12b-31)

10.3	Employment Agreement with Victor L. Richey effective May 10, 2021	Filed herewith

10.4	Employment Agreement with Christopher L. Tucker effective April 30, 2021	Filed herewith

10.5	Employment Agreement with David M. Schatz effective April 30, 2021	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

104	Cover Page Interactive Data File (contained in Exhibit 101)	Submitted herewith

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

Dated: August 9, 2021