Form 10-K
period 2021-09-30
ESCO TECHNOLOGIES INC
filed 2021-11-29
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of trading on March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on March 31, 2021: approximately $2,770,000,000.*

*For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

Number of shares of Common Stock outstanding at November 20, 2021: 26,101,172

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Report incorporates by reference certain portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, which the registrant currently anticipates first sending to shareholders on or about December 15, 2021 (hereinafter, the “2021 Proxy Statement”).

i

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts and projections about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, without limitation, statements about: the effects of the continuing COVID-19 pandemic and its variants on the Company’s business and results of operations; the adequacy of the Company’s buildings, machinery and equipment; the adequacy of the Company’s credit facilities and future cash flows; the outcome of litigation, claims and charges; future costs relating to environmental matters; repayment of debt within the next twelve months; the outlook for all or any part of the Company’s business, including amounts, timing and sources of future sales, revenues, sales growth, Adjusted EBIT, EBITDA, Adjusted EBITDA and Adjusted EPS and comparisons with the current year; interest on Company debt obligations; the ability of expected hedging gains or losses to be offset by losses or gains on related underlying exposures; the Company’s ability to increase shareholder value; acquisitions; income tax expense and the Company’s expected effective tax rate; the recognition of unrecognized compensation costs related to share-based compensation arrangements; the Company’s exposure to market risk related to interest rates and to foreign currency exchange risk; the likelihood of future variations in the Company’s assumptions or estimates used in recording contracts and expected costs at completion under the percentage of completion method; the Company’s estimates and assumptions used in the preparation of its financial statements; costs and estimated earnings from long-term contracts; valuation of inventories; estimates of uncollectible accounts receivable; the risk of goodwill impairment; the Company’s estimates utilized in software revenue recognition, non-cash depreciation and the amortization of intangible assets; the valuation of deferred tax assets; estimates of future cash flows and fair values in connection with the risk of goodwill impairment; amounts of NOL not realizable and the timing and amount of the reduction of unrecognized tax benefits; the effects of implementing recently issued accounting pronouncements; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-K, and the Company undertakes no duty to update the information in this Form 10-K except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described herein under “Item 1A, Risk Factors,” and the following: the duration, scope and effects of the COVID-19 pandemic and its variants, including the impact of vaccine mandates or other restrictive protocols on our business and workforce; the impacts of climate change and related regulation of greenhouse gases, the impacts of labor disputes, civil disorder, wars, elections, political changes, tariffs and trade disputes, terrorist activities or natural disasters on the Company’s operations and those of the Company’s customers and suppliers; disruptions in manufacturing or delivery arrangements due to shortages or unavailability of materials or components or supply chain disruptions; inability to access work sites; the timing and content of future customer orders; the appropriation and allocation of Government funds; the termination for convenience of Government and other customer contracts or orders; the timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties or data breaches; the availability of selected acquisitions; defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; material changes in the cost of credit; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; the Company’s inability to successfully execute internal restructuring and other plans; and the integration and performance of recently acquired businesses.

ii

PART I

Item 1. Business

The Company

The Registrant is ESCO Technologies Inc., sometimes referred to in this report as ESCO. Except where the context indicates otherwise, the terms “Company”, “we”, “our” and “us” are used in this report to refer to ESCO together with its subsidiaries through which its businesses are conducted. We are:

●	A global provider of highly engineered filtration and fluid control products and integrated propulsion systems for the aviation, navy, space and process markets worldwide, as well as composite-based products and solutions for navy, defense and industrial customers;
●	An industry leader in radio frequency (RF) shielding and electromagnetic compatibility (EMC) test products; and
●	A provider of diagnostic instruments, software and services for the benefit of industrial power users and the electric utility and renewable energy industries.

Our business is focused on generating predictable and profitable long-term growth through continued innovation and expansion of our product offerings across each of our business segments. We conduct our business through a number of wholly-owned direct and indirect subsidiaries. Our corporate strategy is centered on a multi-segment approach designed to enhance the strength and sustainability of sales and earnings growth by providing lower risk through diversification. Our stock is listed on the New York Stock Exchange, where its ticker symbol is “ESE”.

Our fiscal year ends September 30. Throughout this Annual Report, unless the context indicates otherwise, references to a year (for example 2021) refer to our fiscal year ending on September 30 of that year, and references to the “Consolidated Financial Statements” refer to our Consolidated Financial statements included in the Financial Information section of this Annual Report beginning on page F-1, an Index to which is provided on page F-1.

We classify our business operations into three segments for financial reporting purposes, although for reporting certain financial information we treat Corporate activities as a separate segment. Our three operating segments during 2021, together with the significant domestic and foreign operating subsidiaries within each segment, are as follows:

Aerospace & Defense (A&D):

VACCO Industries (VACCO)

PTI Technologies Inc. (PTI)

Crissair, Inc. (Crissair)

Globe Composite Solutions, LLC (Globe)

Mayday Manufacturing Co. (Mayday)

Westland Technologies, Inc. (Westland)

Hi-Tech Metals, Inc. (Hi-Tech)

Utility Solutions Group (USG):

Doble Engineering Company

I.S.A. – Altanova Group S.r.l. and affiliates (Altanova)

Morgan Schaffer Ltd. (Morgan Schaffer)

NRG Systems, Inc. (NRG)

Except as the context otherwise indicates, the term “Doble” as used herein includes Doble Engineering Company and ESCO’s other USG subsidiaries except NRG.

RF Shielding and Test (Test):

ETS-Lindgren Inc.

Except as the context otherwise indicates, the term “ETS-Lindgren” as used herein includes ETS-Lindgren Inc. and ESCO’s other Test segment subsidiaries.

Our operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below. Their respective businesses are subject to a number of risks and uncertainties, including without limitation those discussed in Item 1A, “Risk Factors.” See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Forward-Looking Information.”

We are continually seeking ways to reduce our overall operating costs, streamline business processes and enhance the branding of our products and services. During 2019, Doble sold its headquarters facility in Watertown, Massachusetts, and during 2020 it consolidated its headquarters operations into a single, more cost-efficient facility in Marlborough, Massachusetts. In 2021, Doble closed its facility in Toronto, Ontario and consolidated its Manta product line into its existing production capacity for Doble instruments.

We are also continually seeking opportunities to supplement our growth by making strategic acquisitions. In 2019 we acquired Globe Composite Solutions, LLC; in October 2020 we acquired Advanced Technology Machining, Inc. (ATM) and its sister company TECC Grinding, Inc.; in July 2021 we acquired I.S.A Altanova Group S.r.l. and its affiliated companies (Altanova); and in August 2021 we acquired the assets of Phenix Technologies Inc. (Phenix). Information about these acquired businesses is provided in the following section, “Products,” and in Note 2 to the Consolidated Financial Statements.

In December 2019, we sold the businesses comprising our former Technical Packaging segment and used the proceeds from the sale to pay down debt and for other corporate purposes, including the termination of our defined benefit pension plan. The Technical Packaging segment was reported as Discontinued Operations in 2020 and is presented accordingly for all periods in this report. See Note 3 to the Consolidated Financial Statements.

Products

Our principal products are described below. See Note 12 to the Consolidated Financial Statements for financial information regarding business segments and 10% customers.

A&D

Beginning in the first quarter of 2020, we renamed our Filtration/Fluid Flow segment as Aerospace & Defense to better reflect the composition of the segment’s products, end markets and customer characteristics. The A&D segment’s individual legal and operating entities and historical financial results are unchanged from what was formerly presented as Filtration/Fluid Flow.

The A&D segment accounted for approximately 44%, 48% and 45% of our total revenue in 2021, 2020 and 2019, respectively.

Our companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements and fluid control devices used in aerospace and defense applications, unique filter mechanisms used in micro-propulsion devices for satellites, custom designed filters for manned aircraft and submarines, products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; and metal processing services.The segment has six facilities in the United States and one in Mexico.

USG

Our USG segment accounted for approximately 28%, 26% and 29% of our total revenue in 2021, 2020 and 2019, respectively.

Doble is an industry leader in the development, manufacture and delivery of diagnostic testing and data management solutions that enable electric power grid operators to assess the integrity of high-voltage power delivery equipment. It combines three core elements for customers – diagnostic test instruments and condition monitoring systems, expert consulting, and testing services. The acquisition of Phenix’s assets has enhanced Doble’s high-voltage, high current, high power test systems, components and solutions. NRG is a global market leader in the design and manufacture of decision support tools for the renewable energy industry, primarily wind and solar. Doble and NRG together have eight facilities in the United States and one in Canada.

Altanova, headquartered in Taino, Italy, provides products and services in more than 100 countries. Its strong market share in Europe and Asia creates a significant international platform for our USG segment and fills important product gaps and geographies not previously served by our existing products and solutions. Doble’s offices outside North America have been consolidated with Altanova’s, and going forward we expect that Altanova will represent their combined businesses in markets outside the U.S. and Canada.

Test

Our Test segment accounted for approximately 28%, 26% and 26% of our total revenue in 2021, 2020 and 2019, respectively.

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

ETS-Lindgren also supplies customers with a broad range of components including RF absorptive materials, RF filters, active compensation systems, antennas, antenna masts, turntables and electric and magnetic probes, RF test cells, proprietary measurement software and other test accessories required to perform a variety of tests. ETS-Lindgren offers a variety of services including calibration for antennas and field probes, chamber certification, field surveys, customer training and a variety of product tests. ETS-Lindgren’s test labs are accredited by the following organizations: American Association for Laboratory Accreditation, National Voluntary Laboratory Accreditation Program and CTIA-The Wireless Association Accredited Test Lab. ETS-Lindgren serves the acoustics, medical, health and safety, electronics, wireless communications, automotive and defense markets. ETS-Lindgren has four facilities in the United States and nine outside the United States.

Marketing and Sales

Our products generally are distributed to customers through a domestic and foreign network of distributors, sales representatives, direct sales teams and in-house sales personnel.

Our sales to international customers accounted for approximately 28%, 27% and 26% of our total revenue in 2021, 2020 and 2019, respectively. See Note 12 to the Consolidated Financial Statements for financial information by geographic area. See Item 1A, “Risk Factors,” for a discussion of risks related to our international operations.

Government Contracts

Some of our products are sold to the U.S. Government either directly under contracts with the Army, Navy and Air Force as well as other Government agencies or indirectly under subcontracts with their prime contractors. Direct and indirect sales to the U.S. Government, primarily related to the A&D segment, accounted for approximately 26%, 28% and 21% of our total revenue in 2021, 2020 and 2019, respectively.

Our Government contracts primarily include firm fixed-price contracts under which work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. All Government prime contracts and virtually all of our Government subcontracts provide that they may be terminated at the convenience of the Government or the customer. Upon a termination for convenience, we are entitled to receive equitable compensation from the customer for the work we completed prior to termination.

Executive Order 14042, Ensuring Adequate COVID Safety Protocols for Federal Contractors, issued in September 2021, when implemented, will require government contractors and subcontractors to comply with certain COVID-19 safeguards in workplaces with covered individuals, including vaccination, masking and physical distancing protocols. We are taking steps to comply with the Executive Order at affected locations.

See Item 1A, “Risk Factors,” for a discussion of risks related to our Government business.

Intellectual Property

We own or have other rights in various forms of intellectual property (i.e., patents, trademarks, service marks, copyrights, mask works, trade secrets and other items). As a major supplier of engineered products to industrial and commercial markets, we emphasize developing intellectual property and protecting our rights therein. However, the legal protection afforded by intellectual property rights is often uncertain and can involve complex legal and factual issues. Some intellectual property rights, such as patents, have a limited term, and there can be no assurance that third parties will not infringe or design around our intellectual property. Policing the unauthorized use of intellectual property is difficult, and infringement and misappropriation are persistent problems for many companies, particularly in some international markets, and in some cases, we may elect not to pursue an unauthorized user due to the high costs and uncertainties associated with litigation. Further, there can be no assurance that courts will ultimately hold issued patents or other intellectual property valid and enforceable. See Item 1A, “Risk Factors.”

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

In the USG segment, our policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products, and methods of operation for our businesses, as such developments are made. Doble has obtained and is pursuing additional patent protection on improvements to its line of diagnostic equipment and NERC CIP compliance tools. Doble also holds an extensive library of apparatus performance information useful to entities that generate, distribute or consume electric energy, and it makes part of this library available to registered users via an Internet portal. NRG has intellectual property related to certain LIDAR technology and applications, and has obtained and is pursuing additional patent protection on its line of bat deterrent systems, which are designed to significantly reduce bat mortality at windfarms and in other applications where bat conservation is a concern.

In the Test segment, we have sought patent protection for significant inventions. Examples of such inventions include novel designs for window and door assemblies used in shielded enclosures and anechoic chambers, improved acoustic techniques for sound isolation and a variety of unique antennas. In addition, the Test segment holds a number of patents, and has patents pending, on products used to perform wireless device testing.

We consider our patents and other intellectual property to be of significant value to each of our segments.

Backlog

Total Company backlog of firm orders at September 30, 2021 was $592.0 million, representing an increase of $80.8 million (15.8%) from the backlog of $511.2 million at September 30, 2020. By segment, the backlog at September 30, 2021 and September 30, 2020, respectively, was $367.2 million and $344.7 million for A&D; $91.6 million and $50.7 million for USG; and $133.2 million and $115.9 million for Test. We estimate that as of September 30, 2021 domestic customers accounted for approximately 73% of our total firm orders and international customers accounted for approximately 27%. Of our total backlog at September 30, 2021, approximately 75% is expected to be completed in the fiscal year ending September 30, 2022.

Purchased Components and Raw Materials

Our products require a wide variety of components and materials. Although we have multiple sources of supply for most of our materials requirements, certain components and raw materials are supplied by sole source vendors, and our ability to perform certain contracts depends on their timely performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities. However, we do have some risk of shortages of materials or components due to reliance on sole or limited sources of supply; and supplies of components and materials are periodically impacted by disruptions due to COVID-19 as well as complications due to current or future trade policies. Where feasible, we engineer and qualify substitute products to avoid short-term supply issues; however, we are subject to the same supply chain risks as other electronics manufacturers. An unanticipated delay in delivery by our suppliers could result in the inability to deliver our products on-time and to meet the expectations of our customers. Additionally, we have experienced, and could continue to experience, an increase in the costs of doing business, including increasing raw material prices and transportation costs, which have and could continue to have an adverse impact on our business, results of operations, financial condition and cash flows. See also Item 1A, “Risk Factors.”

Our A&D segment purchases supplies from a wide array of vendors. In most instances, multiple vendors of raw materials are screened during a qualification process to ensure that there will not be an interruption of supply should one of them underperform or discontinue operations. Nonetheless, in some situations, there is a risk of shortages due to reliance on a limited number of suppliers or because of price fluctuations due to the nature of the raw materials. For example, aerospace-grade titanium and gaseous helium, important raw materials for our A&D segment subsidiaries, may at times be in short supply.

Our USG segment manufactures electronic instrumentation through a network of regional contract manufacturers under long-term contracts. In general, USG purchases the same kinds of component parts as do other electronic products manufacturers, and these electronic components can be subject to supply chain constraints. USG purchases only a limited amount of raw materials.

Our Test segment is a vertically integrated supplier of electro-magnetic (EM) shielding and RF absorbing products, producing most of its critical RF components itself. This segment purchases significant quantities of raw materials such as polyurethane foam, polystyrene beads, steel, aluminum, copper, nickel and wood. Accordingly, it is subject to price fluctuations in the worldwide raw materials markets. While ETS-Lindgren has long-term contracts with a number of its suppliers, performance of these contracts is vulnerable to the risks described below and in Item 1A.

Competition

Competition in our major markets is broadly based and global in scope. This competition can be particularly intense during periods of economic slowdown, and we have experienced this in some of our markets. Although we are a leading supplier in several of the markets we serve, we maintain a relatively small share of the business in many of our other markets. Individual competitors range in size from annual revenues of less than $1 million to billion-dollar enterprises. Because of the specialized nature of our products, our competitive position with respect to our products cannot be precisely stated. In our major served markets, competition is driven primarily by quality, technology, price and delivery performance. See also Item 1A, “Risk Factors.”

Primary competitors of our A&D segment include Pall Corporation, Moog, Inc., Safran (Sofrance), CLARCOR Inc., TransDigm (PneuDraulics), Marotta Controls, and Parker Hannifin.

Significant competitors of our USG segment include OMICRON electronics Corp., Megger Group Limited, Vaisala, and Qualitrol Company LLC (a subsidiary of Fortive Corporation).

Our Test segment is a global leader in EM shielding. Significant competitors in this market include Rohde & Schwarz GMBH, Microwave Vision SA (MVG), TDK RF Solutions Inc., Albatross GmbH, IMEDCO AG, and Universal Shielding Corp.

Research and Development

Research and development and our technological expertise are important factors in our business. Our research and development programs are designed to develop technology for new products or to extend or upgrade the capability of existing products, and to enhance their commercial potential. We perform research and development at our own expense, and also engage in research and development funded by our customers. See Note 1 to the Consolidated Financial Statements for financial information about our research and development expenditures.

Environmental Matters and Government Regulation

We are involved in various stages of investigation and cleanup relating to environmental matters. It is difficult to estimate the potential costs of these matters and the possible impact of these costs on the Company at this time due in part to: the uncertainty regarding the extent of pollution; the complexity and changing nature of Government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of cost recovery; the uncertain level of our responsibility for any contamination; the possibility of joint and several liability with other contributors under applicable law; and the ability of other contributors to make required contributions toward cleanup costs. Based on information currently available, we do not believe that the aggregate costs involved in the resolution of environmental matters or compliance with Governmental regulations will have a material adverse effect on our financial condition or results of operations.

Human Capital Management

As of September 30, 2021, we employed 2,822 persons, including 2,700 full time employees of whom 15% were located in 14 foreign countries.

As a responsible member of the communities in which we operate, we are dedicated to preserving operational excellence and remaining an employer of choice. We provide and maintain a work environment that attracts, develops and retains top talent by offering our employees an engaging work experience that contributes to their career development. Through our charitable Foundation and wellness activities we provide opportunities for meaningful civic involvement that not only support our communities but also provide experiences for our employees to promote a collaborative and rewarding work environment. We strive to maintain a culture that enables all employees to be treated with dignity and respect while devoting their best efforts to performing their jobs to the best of their abilities. We operate in a supportive culture that incorporates strong ethical behavior and reinforces our human rights commitment through annual ethics training which incorporates instruction on human rights, anti-human trafficking, and anti-harassment, as well as other areas of importance such as supervisory training on diversity and inclusion.

Our subsidiaries enjoy modest turnover at less than half the national average for our industry. Fewer than 4% of our workforce are contingent workers. We invest in creating a diverse, inclusive and safe work environment which will inspire our employees to give their best efforts every day. In fact, nearly half of our employee base comes from diverse backgrounds.

We generally conduct formal compensation benchmarking reviews every 1-2 years to ensure wages are competitive in local markets and support retention and recruiting efforts. Additionally, we invest time and resources in reviewing pay equity within our workforce. All full-time domestic and international employees are eligible for bonus or commission plans, most of which are designed to incentivize and reward performance based on results such as EPS, EBIT, cash flow, quality and backlog reduction, or other measures.

We recognize that our success is based on the talents and dedication of those we employ, and we are invested in their success. Significant investments are made in the areas of talent development, technical skills and compliance (ethics, safety, hazmat, ITAR, etc.). For succession planning purposes, we focus on identifying high-potential future leaders and working with them on individual development plans.

Our product development and manufacturing processes require a variety of manufacturing and testing tools and equipment. As a part of our commitment to the safety of our employees, customers, suppliers and third parties, we have established safety programs, policies, procedures and training requirements. Our local safety committees meet routinely throughout the year to ensure the safety of our employees, and that is reflected in our experience with lost time injuries, which is below industry incidence rates.

Throughout 2021, our attention continued to be focused on the effective handling of the COVID-19 pandemic and included maintaining the re-layout of many of our factory floors to ensure sufficient distancing in high density areas. We also installed shields, modified training programs to comply with distancing requirements, limited visitor entry, continued the use of virtual meetings, and adjusted shifts to aid in physical distancing. We also implemented the use of remote work arrangements and encouraged employees to receive, and provided time off for, vaccinations.

We are committed to the health and wellbeing of our employees and their families by encouraging participation in wellness programs. Generally, all our full-time employees, both domestic and international, are offered health and welfare benefits. We remain committed to our communities through financial support from our employees and the ESCO Foundation, and through personal participation of our employees with a variety of local organizations, such as, Family Outreach, the Boys & Girls Club, the United Way, and Special Olympics. We believe strong human capital is our competitive differentiator, and we focus not only on ensuring we have the right domestic and international talent in place to drive our strategic initiatives today, but well into the future.

Workforce Composition

(As of September 30, 2021)

By Gender		By Race
Male	75%	Minorities	49%
Female	24%	White	43%
Unknown	1%	Unknown	8%

By Generation
Gen Z (1996-2015)	5%
Millennials (1977-1995)	26%
Gen X (1965-1976)	32%
Boomers (1946-1964)	27%
Silent (1945 & before)	<1%
Unknown	9%

Minorities are defined to include individuals of Native American or Alaskan Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Islander, and Two or More Races.

The above is based on employees’ self-identification or other information believed by the Company to be reliable, Some countries do not permit the collection or reporting of some or all of the above types of data.

Financing

For information about our credit facility, see Note 8 to the Consolidated Financial Statements, which is incorporated into this Item by reference.

Additional Information

The information set forth in Item 1A, “Risk Factors,” is incorporated in this Item by reference.

We make available free of charge on or through our website, www.escotechnologies.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as our recent Proxy Statements for meetings of our shareholders, as soon as reasonably practicable after we file or furnish this material to the Securities and Exchange Commission. Information contained on our website is not incorporated into this Report.

Information about our Executive Officers

The following sets forth certain information as of the date of this report with respect to our executive officers. These officers are elected annually to terms which expire at the first meeting of the Board of Directors held after the Annual Meeting of Stockholders.

Name	Age	Position(s) and Business Experience
Victor L. Richey	64

Mr. Richey has been Chairman of the Board of Directors and Chief Executive Officer
since April 2003, and President since October 2006. He also serves as Chairman of the
Executive Committee of the Board of Directors.

Christopher L. Tucker	50

Mr. Tucker has been Senior Vice President and Chief Financial Officer since April 2021, succeeding Gary E. Muenster, who resigned as an executive officer prior to his retirement in June 2021. Prior to joining ESCO, Mr. Tucker worked at Emerson Electric Co (NYSE:EMR) for 24 years, where he held a series of financial and administrative positions, most recently as Vice President and Chief Financial Officer of Emerson’s Commercial and Residential Solutions business, consisting of 11 business units generating approximately $6 billion in annual revenue.

David M. Schatz	58

Mr. Schatz has been Senior Vice President, General Counsel and Secretary since April 2021, succeeding Alyson S. Barclay, who resigned as an executive officer prior to her retirement in May 2021. Mr. Schatz has worked at ESCO since 1998 in various positions with increasing responsibility, including serving as Vice President, IP Counsel and Assistant Secretary from 2015 until April 2021; he has extensive knowledge of ESCO’s operations, technologies, intellectual property, regulatory matters, M&A and other complex legal matters.

There are no family relationships among any of our executive officers and directors.

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

In addition to the risks and uncertainties discussed in those Items and elsewhere in this Form 10-K, and risks and uncertainties that apply to businesses or public companies generally, the following important risk factors which are particularly applicable to our business could cause actual results and events to differ materially from those contained in any forward-looking statements, or could otherwise materially adversely affect our business, operating results or financial condition:

COVID-19 Related Risks

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

We have been and may continue to be subject to postponement or cancellation of certain contracts to which we are a party. We have also suffered a significant reduction in our commercial aircraft business due to slowdowns in OEM production and reduced flights, and this business is unlikely to return to pre-COVID levels for an unknown but possibly significant period of time. Current restrictions and conditions have and may continue to prevent or delay us in accessing customer facilities to deliver products and provide services, and disrupt or delay our supply chain. Even though our businesses have been classified as essential businesses and allowed to remain in operation in jurisdictions in which facility closures have been mandated, we can give no assurance that this will not change in the future or that our businesses will be classified as essential in each of the jurisdictions in which we operate. Further, although we have implemented prevention measures at our own facilities, including enhanced cleaning procedures, social distancing efforts and working from home where feasible, and substantially all of our facilities have so far remained in business, we have occasionally incurred short-term disruptions in some facility operations, and due to the nature of the COVID-19 pandemic there can be no assurance that we will not suffer facility closures or other adverse effects on our business operations in the future.

The facilities of our suppliers and customers have experienced, and may continue to experience, disruptions in manufacturing and supply arrangements due to the loss or disruption of critical manufacturing and supply elements, such as raw materials or other finished product components, transportation, workforce or other manufacturing and distribution capability. We may also experience failure of third parties on which we rely, including our suppliers, distributors and contractors, to meet their obligations to us, or significant restrictions in their ability to do so. In addition, our compliance with applicable safety requirements may cause us to lose critical employees who are unwilling or unable to comply with the requirements.

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

Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. Over the past three fiscal years, from 21% to 28% of our revenues have been generated from sales to the U.S. Government or its contractors, primarily within our A&D segment. These sales are dependent on government funding of the underlying programs, which is generally subject to annual Congressional appropriations. There could be reductions or terminations of, or delays in, the government funding on programs which apply to us or our customers. These funding effects could adversely affect our sales and profit, and could bring about a restructuring of our operations, which could result in an adverse effect on our financial condition or results of operations. A significant portion of VACCO’s, Westland’s and Globe’s sales involve major U.S. Government programs such as NASA’s Space Launch System (SLS) and U.S. Navy submarines. A reduction or delay in Government spending on these programs could have a significant adverse impact on our financial results which could extend for more than a single year.

Our Government business increases the risk that we may not realize the full amount of our backlog.

As of September 30, 2021, our twelve-month backlog was approximately $441 million, which represents confirmed orders we believe will be recognized as revenue within the next twelve months. There can be no assurance that our customers will purchase all the orders represented in our backlog, particularly as to contracts which are subject to the U.S. Government’s and its subcontractors’ ability to modify or terminate major programs or contracts, and if and to the extent that this occurs, our future revenues could be materially reduced.

The end of customer product life cycles could negatively affect our A&D segment’s results.

Many of our A&D segment products are sold to be components in our customers’ end-products. If a customer discontinues a certain end-product line, our ability to continue to sell those components will be reduced or eliminated. The result could be a significant decrease in our sales. For example, a substantial portion of PTI’s revenue is generated from commercial aviation aftermarket sales. As certain aircraft are retired and replaced by newer aircraft, there could be a corresponding decrease in sales associated with our current products. Such a decrease could adversely affect our operating results.

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

In addition, increases in foreign-country tariffs applicable to our exported products could increase the effective prices of our products to our customers in those countries unless we are able to offset the tariffs by reducing our selling prices. Any or all of these factors could decrease the demand for our products, reduce our profitability, and/or make our products less competitive than those of other manufacturers that are not subject to the same tariffs. For example, since 2019 increased tariffs imposed by China on U.S. origin goods have adversely affected sales of NRG’s products in China by increasing their prices to Chinese customers.

In addition, trade restrictions against certain foreign-made products or entities may adversely affect our business and our ability to compete in certain markets. Our business may also be impacted by the ongoing trade tensions between the U.S. and China which are causing U.S. goods to be viewed in a less favorable light by Chinese customers.

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

In 2021, approximately 28% of our net sales were to customers outside the United States. Increases in international tariffs resulting from changes in domestic or foreign trade policies could increase the costs of the raw materials used in our products and/or the costs of our products. In addition, an economic downturn or an adverse change in the political situation in certain foreign countries in which we do business could cause a decline in revenues and adversely affect our financial condition. For example, our Test segment does significant business in Asia, and changes in the Asian political climate or political changes in specific Asian countries could negatively affect our business; several of our subsidiaries are based in Europe and could be negatively impacted by weakness in the European economy; and Doble’s future business in the Middle East could be adversely affected by continuing political unrest, wars and terrorism in the region.

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

Risks Related to our Manufacturing and Sales Operations and Technology

Disruptions of Our Information Technology Systems, or Information Security and/or Data Privacy Breaches, Could Adversely Affect Our Business.

We have many information technology systems that are important to the operation of our businesses, some of which are managed by third parties. These systems are used to obtain, process, transmit and store electronic information and to manage or support a variety of integral business processes and activities. Our primary and backup computer systems are vulnerable to damage, disruptions or shutdowns during the process of upgrading or replacing software, databases or components and from power outages, computer and telecommunication failures, security breaches, natural disasters and errors by employees. Any failure in the operation of our information technology systems could adversely affect our businesses or operating results. Although losses arising from some of these issues may be covered by information security insurance, we cannot guarantee that our coverage will be adequate for all costs or losses incurred.

Global information technology security threats and targeted computer crime are increasing in frequency and sophistication and pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. We attempt to mitigate these risks through numerous measures, including employee training and testing, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems. Although we do not believe we have experienced a material information security breach in the last three years, and we have incurred no fines, settlement costs or other material expenses related to information security breaches, if we were to experience such a breach it could adversely affect our reputation and result in litigation, regulatory action, liability for fines, penalties and related expenses, and costs of implementing additional data protection procedures. In addition, even though we generally do not conduct business directly with retail or individual customers or consumers we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. Compliance with data privacy laws and regulations increases operational complexity, and failure to comply with legal or regulatory standards could subject us to fines and penalties, as well as legal and reputational risks, including proceedings against us by governmental entities or others. Although we maintain insurance coverage for data privacy risks, we cannot guarantee that our coverage will be adequate for all costs or losses incurred.

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

The cost of raw materials and product components is a major element of the total cost of many of our products. For example, our Test segment’s critical components rely on purchases of raw materials from third parties. Increases in the prices of raw materials (such as steel, copper, nickel, zinc, wood and petrochemical products) could have an adverse impact on our business by, among other things, increasing costs and reducing margins. Aerospace-grade titanium and gaseous helium, important raw materials for our A&D segment, may at times be in short supply; in addition, although we try to tie our supplier pricing to long-term contracts this is not always possible, and we are experiencing price inflation on a number of products. Further, some of Doble’s items of equipment which are provided to its customers for their use are in the maturity of their life cycles, which creates the risk that replacement components may be unavailable or available only at increased costs. Doble has experienced COVID-related short term disruptions in the supply chain which have periodically resulted in extended lead times and cost increases, and the long term impacts of these disruptions are uncertain. See also “COVID-19 Related Risks” above.

In addition, our reliance on sole or limited sources of supply of raw materials and components in each of our segments could adversely affect our business, as described in the preceding Risk Factor. The potential physical impacts of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt our supply chain, and cause our suppliers to incur significant costs in preparing for or responding to these effects. These and other weather-created disruptions in supply, in addition to affecting costs, could impact our ability to procure an adequate supply of these raw materials and components, and delay or prevent deliveries of products to our customers. The entire electronics industry is currently disrupted due to limited sources of supply, and we are subject to the same supply chain risks as other manufacturers of products containing electronic components. See also “COVID-19 Related Risks” above.

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

Product defects or customer claims could result in costly fixes, litigation and damages.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and sale of our products and the products of third-party vendors which we use or resell, many of which are mission-critical to our customers. If there are claims related to defective products (under warranty or otherwise), particularly in a product recall situation, we could be faced with significant expenses in replacing or repairing the product. For example, the A&D segment obtains raw materials, machined parts and other product components from suppliers who provide certifications of quality which we rely on. Should these product components be defective and pass undetected into finished products, or should a finished product contain a defect, we could incur significant costs for repairs, re-work and/or removal and replacement of the defective product. In addition, if a dispute over product claims cannot be settled, arbitration or litigation may result, requiring us to incur attorneys’ fees and exposing us to the potential of damage awards against us.

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

Environmental laws and regulations or environmental contamination could increase our expenses and adversely affect our profitability.

Our operations and properties are subject to U.S. and foreign environmental laws and regulations governing, among other things, the generation, storage, emission, discharge, transportation, treatment and disposal of hazardous materials and the clean-up of contaminated properties. In addition, governments around the world are increasingly focused on enacting laws and regulations regarding climate change and regulation of greenhouse gases. These regulations, and changes to them, could increase our cost of compliance, and our failure to comply could result in the imposition of significant fines, suspension of production, alteration of product processes, cessation of operations or other actions which could materially and adversely affect our business, financial condition and results of operations.

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

Our inability to hire or retain qualified key employees could affect our performance and revenues.

There is a risk of our losing key employees having engineering and technical expertise. For example, our USG segment relies heavily on engineers with significant experience and reputation in the utility industry to furnish expert consulting services and support to customers, and our other segments similarly rely on qualified and experienced employees to carry on their businesses. Despite our active recruitment efforts, there remains a shortage of these qualified engineers and other employees because of hiring competition from other companies in the industry and a generally tight labor market, possibly exacerbated by COVID-related retirements or career changes. Losing current employees or qualified candidates to other employers or for other reasons could reduce our ability to provide services and negatively affect our revenues.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We believe our buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for our current production requirements and other needs.

At September 30, 2021, our physical properties, including those described in the table below, comprised approximately 1,558,000 square feet of floor space, of which approximately 680,000 square feet were owned and approximately 878,000 square feet were leased. The table below includes our principal physical properties. We do not believe any of the omitted properties, consisting primarily of office and/or warehouse space, are individually or collectively material to our operations or business. See also Note 14 to the Consolidated Financial Statements.

			Principal Use(s)
			(M=Manufacturing,
	Approx.	Owned / Leased (with	E=Engineering, O=Office,	Operating
Location	Sq. Ft.	Expiration Date)	W=Warehouse)	Segment
Modesto, CA	181,500	Leased (9/30/2033)	M, E, O,W	A&D
Denton, TX	145,000	Leased (9/30/2029, plus options)	M, E, O, W	A&D
Cedar Park, TX	130,000	Owned	M, E, O, W	Test
Oxnard, CA	127,400	Owned	M, E, O, W	A&D
South El Monte, CA	100,100	Owned	M, E, O, W	A&D
Durant, OK	100,000	Owned	M, O, W	Test
Valencia, CA	79,300	Owned	M, E, O	A&D
Marlborough, MA	79,100	Leased (2/28/2037)	M, E, O, W	USG
Hinesburg, VT	77,000	Leased (4/30/2029)*	M, E, O, W	USG
Stoughton, MA	71,400	Leased (1/31/2029)	M, E, O, W	A&D
Accident, MD	66,800	Owned	M, E, O, W	USG
South El Monte, CA	63,300	Leased (various term ends)	M, O, W	A&D
Eura, Finland	41,500	Owned	M, E, O, W	Test
Montreal, Québec	38,400	Leased (8/31/2041)	M, E, O, W	USG
Tianjin, China	38,100	Leased (11/19/2027)	M, E, O	Test
Minocqua, WI	35,400	Owned	M, O, W	Test
Avon, MA	30,000	Leased (5/31/2022)	W	A&D
Ontario, CA	26,900	Leased (8/31/2025)	M, E, O, W	USG
St. Louis, MO	21,500	Leased (8/31/2025)	ESCO Corporate Office	Corporate
Taino, Italy	18,000	Leased (2033 & 2034)	M, E, O, W	USG
Zola Predosa, Italy	11,600	Leased (1/31/2029)	M, E, O, W	USG
Morrisville, NC	11,600	Leased (1/31/2027), plus options	O	USG
Wood Dale, IL	10,700	Leased (6/30/2024)	E, O	Test

*The Company purchased this building in the first quarter of fiscal 2022.

Item 3. Legal Proceedings

As a normal incident of the businesses in which we are engaged, various claims, charges and litigation are asserted or commenced from time to time against us. With respect to claims and litigation currently asserted or commenced against us, it is the opinion of our Management that final judgments, if any, which might be rendered against us are adequately reserved for, are covered by insurance, or are not likely to have a material adverse effect on our financial condition or results of operations. Nevertheless, given the uncertainties of litigation, it is possible that certain types of claims, charges and litigation could have a material adverse impact on us; see Item 1A, “Risk Factors.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record. As of November 20, 2021, there were approximately 1,836 holders of record of our common stock.

Price Range of Common Stock and Dividends. Our common stock is listed on the New York Stock Exchange; its trading symbol is “ESE”.

Company Purchases of Equity Securities. For information about our common stock repurchase programs, please refer to Note 9 to the Consolidated Financial Statements. We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2021.

Securities Authorized for Issuance Under Equity Compensation Plans. For information about securities authorized for issuance under our equity compensation plans, please refer to Item 12 of this Form 10-K and to Note 10 to the Consolidated Financial Statements.

Performance Graph. The graph and table on the following page present a comparison of the cumulative total shareholder return on our common stock as measured against the cumulative total returns of the Russell 2000 index, which is a broad equity market index, and the S&P SmallCap 600 Industrials index, which is a published industry index designed to measure the performance of small-cap companies that are classified as members of the GICS Industrials sector. The Company is a component of both the Russell 2000 index and the S&P SmallCap 600 Industrials index.

We determined to use the S&P SmallCap 600 Industrials index for comparison beginning in 2021 rather than using a peer group of individual companies as we had done in prior years, because of the difficulty of finding comparable companies to select for the peer group and the frequent changes in the selected peer group from year to year necessitated by acquisitions, mergers or other transactions.

Because of this change, we also show the returns for the six remaining public companies in the customized peer group we used in 2020: CIRCOR International, Inc., Donaldson Company, Inc., Moog Inc., Ameresco, Inc., Thermon Group Holdings, Inc. and FARO Technologies, Inc. In calculating the composite return of the modified 2020 peer group, we weighted the return of each of the companies by (a) its market capitalization in relation to the other companies in its corresponding Company industry segment, and (b) the percentage of the Company’s total revenue from continuing operations represented by its corresponding Company industry segment.

The measurement period begins on September 30, 2016 and measures at each September 30 thereafter. These figures assume that all dividends, if any, paid over the measurement period were reinvested, and that the starting values of each index and the investments in our common stock and the modified 2020 peer group were $100 at the close of trading on September 30, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among ESCO Technologies Inc., the Russell 2000 Index,

the S&P SmallCap 600 Industrials Index and the modified 2020 Peer Group

	9/30/16	9/30/17	9/30/18	9/30/19	9/30/20	9/30/21
ESCO Technologies Inc.	$100.00	$129.68	$148.00	$173.83	$176.91	$169.67
Russell 2000 Index	100.00	120.74	139.14	126.77	127.27	187.94
S&P Small Cap 600 Industrials Index	100.00	123.30	136.67	122.03	111.54	160.86
Modified 2020 Peer Group	100.00	113.99	157.27	138.59	142.41	189.08

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and refers to our results from continuing operations except where noted.

Selected financial information for each of our business segments is provided in the discussion below and in Note 12 to the Company’s Consolidated Financial Statements.

This section includes comparisons of certain 2021 financial information to the same information for 2020. Year-to-year comparisons of the 2020 financial information to the same information for 2019 are contained in Item 7 of our Form 10-K for 2020 filed with the Securities and Exchange Commission on November 30, 2020 and available through the SEC’s website at https://www.sec.gov/edgar/searchedgar/companysearch.html.

Introduction

We classify our business operations into three segments for financial reporting purposes, although for reporting certain financial information we treat Corporate activities as a separate segment. Our three operating segments during 2021 were Aerospace & Defense (A&D), Utility Solutions Group (USG), and RF Shielding and Test (Test). Our operating segments are comprised of the following primary operating subsidiaries:

●	A&D: PTI Technologies Inc. (PTI); VACCO Industries (VACCO); Crissair, Inc. (Crissair); Westland Technologies, Inc. (Westland); Mayday Manufacturing Co. (Mayday), Hi-Tech Metals, Inc. (Hi-Tech); and Globe Composite Solutions, LLC (Globe).
●	USG: Doble Engineering Company, I.S.A. – Altanova Group S.r.l. and affiliates (Altanova) and Morgan Schaffer Ltd. (collectively, Doble); and NRG Systems, Inc. (NRG).
●	Test: ETS-Lindgren Inc. (ETS-Lindgren).

A&D. PTI, VACCO and Crissair primarily design and manufacture specialty filtration products, including hydraulic filter elements and fluid control devices used in commercial aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned aircraft and submarines. Westland and Globe design, develop and manufacture elastomeric-based signature reduction solutions for U.S. naval vessels. Mayday designs and manufactures mission-critical bushings, pins, sleeves and precision-tolerance machined components for landing gear, rotor heads, engine mounts, flight controls, and actuation systems for the aerospace and defense industries.

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

We continue to operate with meaningful growth prospects in our primary served markets and with considerable financial flexibility. We continue to focus on new products that incorporate proprietary design and process technologies. Our Management is committed to delivering shareholder value through organic growth, ongoing performance improvement initiatives, and acquisitions.

In December 2019, we sold the businesses comprising our former Technical Packaging segment. We received net proceeds from the sale of approximately $184 million and recorded $76.5 million of after-tax net earnings on the sale in 2020. The Technical Packaging segment is reflected as discontinued operations in the Consolidated Financial Statements and related notes for all periods presented, in accordance with accounting principles generally accepted in the United States of America (GAAP). See Note 3 to the Consolidated Financial Statements for further discussion.

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

The economic uncertainty, changes in the propensity for the general public to travel by air, and reductions in demand for commercial aircraft as a result of the COVID-19 pandemic have adversely impacted net sales and operating results in certain of our A&D reporting units. We continue to monitor the impacts of COVID-19 for events or changes in circumstances that indicate the carrying amount of our assets may be impaired.

Throughout 2021, our Navy, defense aerospace, space and Test segment end-markets have remained solid and now we are beginning to see recovery in our core markets most affected by the pandemic. We are encouraged by the growing strength of our entered orders across the commercial aerospace, electric utility and renewable energy end-markets. While there is still uncertainty as to the timing and pace of recovery in the commercial aerospace and electric utility markets, we believe we now have a clearer picture of the near term. Increased U.S. domestic passenger boardings and recent orders for new planes by major airlines are encouraging signs for 2022.

The effects of the COVID-19 pandemic have adversely impacted our net sales and operating results in certain of our A&D reporting units that have a higher concentration of business serving the commercial aerospace industry. For the year ended September 30, 2021, we reviewed our indefinite lived intangible assets, long-lived assets and goodwill for impairment and determined that there was no impairment. The valuation methodology we use involves estimates of discounted cash flows, which are subject to change, and if they change negatively it could result in the need to write down those assets to fair value. We will continue to monitor the impacts of COVID-19 on the fair value of assets. The defense portion of A&D, both military aerospace and navy products, is expected to remain at approximately historical business levels given its backlog coupled with the timing of expected platform deliveries.

See also Item 1A, “Risk Factors” in Part I above, and “Outlook” below for additional information.

Highlights of 2021

●	Diluted EPS – GAAP for 2021 was $2.42, compared to Diluted EPS – GAAP for 2020 of $3.81, which consisted of $0.88 per share from continuing operations and $2.93 from discontinued operations.
●	Sales, net earnings and diluted earnings per share from continuing operations in 2021 were $715.4 million, $63.5 million and $2.42 per share, respectively, compared to sales, net earnings and diluted earnings per share from continuing operations in 2020 of $730.5 million, $22.9 million and $0.88 per share, respectively.

●	Diluted EPS – Continuing Operations As Adjusted for 2021 was $2.59 and excludes $6.0 million of pretax charges (or $0.17 per share after tax) consisting of one-time compensation and acquisition related costs at Corporate ($0.12 per share); restructuring costs within the USG segment, primarily facility consolidation charges ($0.08 per share); purchase accounting adjustments related to the Phenix and Altanova acquisitions, primarily inventory step-up charges ($0.03 per share); partially offset by the final settlement from the sale of the Doble Watertown facility ($0.06 per share). Diluted EPS – Continuing Operations As Adjusted for 2020 was $2.67 and excludes the pension plan termination charge of $40.6 million (or $1.55 per share after tax) and $8.3 million of pretax charges (or $0.24 per share after tax) consisting primarily of facility consolidation charges for the Doble Manta facility (including employee severance and compensation benefits), asset impairment charges and the incremental costs associated with the COVID-19 pandemic. See “Non-GAAP Financial Measures” below.

	Fiscal year ended
(Dollars in millions)	2021	2020
Diluted EPS – Continuing Operations GAAP	$2.42	0.88
One time compensation & acquisition related costs	0.12	—
Restructuring adjustments	0.08	0.24
Purchase accounting adjustments	0.03	—
Gain on building sale	(0.06)	—
Pension termination adjustment	—	1.55
Diluted EPS – Continuing Operations As Adjusted	$2.59	2.67

●	Net cash provided by operating activities from continuing operations was $123.1 million in 2021 compared to $108.5 million in 2020.
●	At September 30, 2021, cash on hand was $56.2 million and outstanding debt was $154.0 million, for a net debt position (total debt less cash on hand) of approximately $97.8 million.
●	Entered orders for 2021 were $796.3 million (including $29 million of acquired backlog) resulting in a book-to-bill ratio of 1.11x. Backlog at September 30, 2021 was $592.0 million compared to $511.2 million at September 30, 2020.
●	The Company declared dividends of $0.32 per share during 2021, totaling $8.3 million in dividend payments.

Results of Continuing Operations

Net Sales

			Change
	Fiscal year ended		2021
(Dollars in millions)	2021	2020	vs. 2020
A&D	$314.8	351.9	(10.5)%
USG	202.9	191.7	5.8%
Test	197.7	186.9	5.8%
Total	$715.4	730.5	(2.1)%

Net sales decreased $15.1 million, or 2.1%, to $715.4 million in 2021 from $730.5 million in 2020. The decrease in net sales in 2021 as compared to 2020 was mainly due to a $37.1 million decrease in the A&D segment, partially offset by an $11.2 million increase in the USG segment, including $4.4 million of sales from the acquisitions of Altanova and the assets of Phenix, and a $10.8 million increase in the Test segment.

A&D.

The $37.1 million, or 10.5%, decrease in net sales in 2021 as compared to 2020 was mainly due to a $16.7 million decrease in net sales at Mayday, an $11.0 million decrease in net sales at Crissair, a $9.8 million decrease in net sales at PTI all primarily driven by the impact of the COVID-19 pandemic, and a $3.7 million decrease in net sales at Westland driven by new product development challenges, partially offset by a $3.7 million increase in net sales at Globe and a $0.4 million increase in net sales at VACCO driven by an increase in navy defense shipments.

USG.

The $11.2 million, or 5.8%, increase in net sales in 2021 as compared to 2020 was mainly due to a $7.7 million increase in net sales at NRG driven by renewable energy products and $4.4 million of sales from the acquisitions of Altanova and the assets of Phenix that closed during the fourth quarter of 2021.

Test.

The $10.8 million, or 5.8%, increase in net sales in 2021 as compared to 2020 was mainly due to a $4.1 million increase in net sales from the Company’s Asian operations, $3.7 million increase in net sales from the Company’s U.S. operations and a $3.0 million increase in net sales from the Company’s European operations, primarily driven by the timing of test and measurement chamber projects.

Orders and Backlog

New orders received were $796.3 million in both 2021 and 2020. Order backlog was $592.0 million at September 30, 2021, compared to order backlog of $511.2 million at September 30, 2020. Orders are entered into backlog as firm purchase order commitments are received.

By operating segment, 2021 orders were $337.4 million related to A&D products, $243.9 million related to USG products (including $29 million of acquired backlog), and $215.0 million related to Test products; and 2020 orders were $420.4 million related to A&D products, $200.7 million related to USG products, and $175.3 million related to Test products.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $167.5 million, or 23.4% of net sales, in 2021, and $159.5 million, or 21.8% of net sales, in 2020.

The increase in SG&A expenses in 2021 as compared to 2020 was mainly due to an increase at Doble due to the return of discretionary spending to more normal levels, the inclusion of SG&A from the Phenix and Altanova acquisitions, compensation expenses due to the transition of key executives, and an increase in acquisition related costs at Corporate.

Amortization of Intangible Assets

Amortization of intangible assets was $20.8 million in 2021 and $21.8 million in 2020, including $14.3 million and $13.0 million of amortization of acquired intangible assets in 2021 and 2020, respectively, related to our acquisitions. The amortization of acquired intangible assets related to acquisitions is included in the Corporate segment’s results. The remaining amortization expenses relate to other identifiable intangible assets (primarily software, patents and licenses), which are included in the respective segment’s operating results. The decrease in amortization expense in 2021 as compared to 2020 was mainly due to a decrease in amortization of capitalized software.

Other Expenses or Income, Net

Other income, net, was $0.9 million in 2021, compared to other expenses, net, of $7.1 million in 2020. The principal components of other, net, in 2021 included a gain of approximately $2 million for the final settlement on the sale of the Doble Watertown, MA property, partially offset by facility consolidation charges within the USG segment (Doble Manta, Morgan Schaffer and Altanova facilities). The principal components of other expenses, net, in 2020 included approximately $8 million of pretax charges consisting primarily of facility consolidation charges for the Doble Manta facility, including employee severance and compensation benefits, and asset impairment charges. There were no other individually significant items included in other expenses, net, in 2021 or 2020.

Non-GAAP Financial Measures

The information reported herein includes the financial measures Diluted EPS – Continuing Operations As Adjusted, which we define as Diluted EPS – Continuing Operations excluding the per-share net impact of one-time compensation and acquisition related costs, facility consolidation charges within the USG segment, and purchase accounting charges related to the Company’s recent acquisitions in 2021, partially offset by a gain on the final installment of the Double Watertown, MA prrperty sale; and pension plan termination charge and restructuring charges related to our facility consolidation restructuring plans in 2020; EBIT, which we define as earnings before interest and taxes; and EBIT margin, which we define as EBIT expressed as a percentage of net sales. Diluted EPS – Continuing Operations As Adjusted, EBIT on a consolidated basis, and EBIT margin on a consolidated basis are not recognized in accordance with U.S. generally accepted accounting principles (GAAP). However, we believe that EBIT and EBIT margin provide investors and Management with valuable information for assessing our operating results. Management evaluates the performance of our operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of our business segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations and incentive compensation. We believe that the presentation of EBIT, EBIT margin and Diluted EPS – Continuing Operations As Adjusted provides important supplemental information to investors by facilitating comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. The use of non-GAAP financial measures is not intended to replace any measures of performance determined in accordance with GAAP.

EBIT

The reconciliation of EBIT to a GAAP financial measure is as follows:

(Dollars in millions)	2021	2020
Net earnings from continuing operations	$63.5	22.9
Plus: Interest expense	2.2	6.7
Plus: Income tax expense	17.2	13.5
EBIT	$82.9	43.1

EBIT by business segment is as follows:

			Change
	Fiscal year ended		2021
(Dollars in millions)	2021	2020	vs. 2020
A&D	$56.5	69.9	(19.2)%
% of net sales	17.9%	19.9%
USG	40.9	24.4	67.6%
% of net sales	20.2%	12.7%
Test	27.6	27.2	1.5%
% of net sales	14.0%	14.6%
Corporate	(42.1)	(78.4)	46.3%
Total	$82.9	43.1	92.3%
% of net sales	11.6%	5.9%

A&D

The $13.4 million decrease in EBIT in 2021 as compared to 2020 was primarily due to charges at Westland driven by new product development challenges, increased production costs, and product quality issues; lower sales volumes at Mayday, Crissair and PTI; partially offset by an increase in EBIT at VACCO and Globe due to the higher sales volumes mentioned above. In addition, EBIT in 2021 was negatively impacted by a $0.3 million inventory step-up charge related to the acquisition of ATM.

USG

The $16.5 million increase in EBIT in 2021 as compared to 2020 was mainly due to higher sales volumes with a favorable product mix, approximately $2 million final settlement received on the sale of the Doble Watertown property, partially offset by $2.4 million of facility consolidation charges at its Doble Manta, Morgan Schaffer and Altanova facilities, and purchase accounting charges of approximately $1.0 million related to the Phenix and Altanova acquisitions mainly consisting of inventory step-up charges. In addition, NRG’s EBIT increased $3.1 million in 2021 due to higher sales volumes as compared to the prior year.

Test

The $0.4 million increase in EBIT in 2021 as compared to 2020 was primarily due to product mix and increase in sales volumes as mentioned above partially offset by higher material prices.

Corporate

Corporate operating charges included in 2021 consolidated EBIT decreased to $42.1 million as compared to $78.4 million in 2020 mainly due to a $40.6 million pension plan termination charge in 2020 as a result of the decision to terminate and annuitize the Company’s defined benefit pension plan. Corporate’s operating charges were negatively impacted in 2021 due to higher compensation expenses due to the transition of key executives and an increase in acquisition related costs.

The “Reconciliation to Consolidated Totals (Corporate)” in Note 12 to the Consolidated Financial Statements represents Corporate office operating charges.

Interest Expense, Net

Interest expense, net was $2.2 million and $6.7 million in 2021 and 2020, respectively. The decrease in interest expense in 2021 was mainly due to lower average outstanding borrowings and lower average interest rates. Average outstanding borrowings were $71 million in 2021 compared to $176 million in 2020. The weighted average interest rates were 1.20% in 2021 compared to 3.20% in 2020.

Income Tax Expense

The effective tax rates from continuing operations for 2021, 2020 and 2019 were 21.3%, 37.1% and 20.8%, respectively. The 2020 effective tax rate was unfavorably impacted by a pension plan termination charge of $40.6 million which is not deductible for tax purposes, increasing the effective tax rate by 23.4%. The 2020 effective tax rate was favorably impacted by the following: (1) an increase in the available 2019 foreign tax credit which was attributable to new information and tax planning strategies reducing the 2020 effective tax rate by 1.9%; (2) the release of a valuation allowance of $2.8 million for foreign net operating losses decreasing the effective tax rate by 7.8%; and (3) favorable 2019 state tax return to provision true-ups decreasing the effective tax rate by 1.7%.

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

Acquisitions and Divestiture

Information regarding our acquisitions and divestiture during 2021, 2020 and 2019 is set forth in Notes 2 and 3 to the Consolidated Financial Statements, which Notes are incorporated by reference herein.

All of our acquisitions have been accounted for using the purchase method of accounting, and accordingly, the respective purchase prices were allocated to the assets (including intangible assets) acquired and liabilities assumed based on estimated fair values at the date of acquisition. The financial results from these acquisitions have been included in our financial statements from the date of acquisition.

Capital Resources and Liquidity

Our overall financial position and liquidity are strong. Working capital from continuing operations (current assets less current liabilities) increased to $188.4 million at September 30, 2021 from $187.8 million at September 30, 2020. Inventories increased by $11.9 million during 2021 mainly due to a $14.7 million increase within the USG segment driven by the acquisitions of Altanova and the assets of Phenix. Accounts payable increased by $6.1 million during 2021 mainly due to the USG segment driven by the Altanova and Phenix acquisitions.

Net cash provided by operating activities from continuing operations was $123.1 million in 2021 and $108.5 million in 2020.

Net cash used in investing activities from continuing operations was $202.4 million in 2021 and $41.1 million in 2020. The increase in net cash used in investing activities in 2021 as compared to 2020 was mainly due to the Altanova and Phenix acquisitions totaling approximately $162 million. Capital expenditures from continuing operations were $26.7 million in 2021 and $32.1 million in 2020. The decrease in 2021as compared to 2020 was mainly due to the building improvement additions in 2020 at the new Doble headquarters facility. In addition, the Company incurred expenditures for capitalized software of $8.8 million in 2021 and $9.0 million in 2020.

There were no commitments outstanding that were considered material for capital expenditures at September 30, 2021, except for a commitment to purchase the NRG building for approximately $10 million which closed in the first quarter of fiscal 2022.

Net cash provided by financing activities from continuing operations was $81.5 million in 2021 compared to net cash used by financing activities from continuing operations of $(234.1) million in 2020, primarily due to the increase in borrowings in 2021 as a result of the Company’s recent acquisitions.

Bank Credit Facility

A description of our credit facility (the “Credit Facility”) is set forth in Note 8 to the Consolidated Financial Statements, which Note is incorporated by reference herein.

Cash flow from operations and borrowings under the Credit Facility is expected to provide adequate resources to meet our capital requirements and operational needs both for the next 12 months and for the foreseeable future.

Dividends

Since 2010, we have paid a regular quarterly cash dividend at an annual rate of $0.32 per share. We paid dividends totaling $8.3 million in both 2021 and 2020.

Off-Balance-Sheet Arrangements

We had no off-balance-sheet arrangements outstanding at September 30, 2021.

Share Repurchases

Information about our common stock repurchases is provided in Note 9 to the Consolidated Financial Statements.

Subsequent Event

On November 4, 2021, the Company acquired Networks Electronic Company, LLC. (NEco) which provides miniature electro-explosive devices utilized in mission-critical defense and aerospace applications. NEco is based in Chatsworth, CA and will become part of the A&D segment. Their annual sales are expected to be approximately $7 million in 2022.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires Management to make estimates and assumptions in certain circumstances that affect amounts reported in the Consolidated Financial Statements. In preparing these financial statements, Management has made its best estimates and judgments of certain amounts included in the Consolidated Financial Statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our senior Management discusses the critical accounting policies described below with the Audit and Finance Committee of our Board of Directors on a periodic basis.

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

Revenue Recognition

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. The unit of account in ASC Topic 606 is a performance obligation. The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration, as applicable, which are based on historical, current and forecasted information. The transaction price is allocated to each distinct performance obligation within the contract and recognized as revenue when, or as, the performance obligation is satisfied. Certain of our long-term contracts contain incentive fees that can increase the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. The estimated amounts are based on an assessment of our anticipated performance and all other information that is reasonably available to us.

Approximately 57% of the A&D segment’s revenue (25% of consolidated revenue) is recognized over time as the products do not have an alternative use and either we have an enforceable right to payment for costs incurred plus a reasonable margin or the inventory is owned by the customer. Selecting the method to measure progress towards completion for our contracts requires judgment and is based on the nature of the products or services to be provided.

The A&D segment generally uses the cost-to-cost method to measure progress on our contracts, as the rate at which costs are incurred to fulfill a contract best depicts the transfer of control to the customer. Under this method, we measure the extent of progress towards completion based on the ratio of costs incurred to date to the estimated costs at completion of the performance obligation, and we record revenue proportionally as costs are incurred based on an estimated profit margin.

The Test segment generally uses the milestone output method to measure progress on our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs on our contracts. Under this method, we estimate profit as the difference between total revenue and total estimated costs at completion of a contract and recognize these revenues and costs based on milestones achieved.

Total contract cost estimates are based on current contract specifications and expected engineering requirements and require us to make estimates on expected profit. The estimates on profit are based on judgments we make to project the outcome of future events, and can often span more than one year and include labor productivity and availability, the complexity of the work to be performed, change orders issued by our customers, and other specialized engineering and production related activities. Our cost estimation process is based on historical results of contracts and historical actuals to original estimates, and the application of professional knowledge and experience of engineers and program managers along with finance professionals to these historical results. We review and update our estimates of costs quarterly or more frequently when circumstances significantly change, which can affect the profitability of our contracts.

For contracts where revenue is recognized over time, we recognize changes in estimated contract revenues, costs and profits using the cumulative catch-up method of accounting. This method recognizes the cumulative effect of changes on current and prior periods with the impact of the change from inception-to-date recorded in the current period. We have net revenue recognized in the current year from performance obligations satisfied in the prior year due to changes in our estimated costs to complete the related performance obligations. We recognize anticipated losses on contracts in full in the period in which the losses become known.

The impact of adjustments in contract estimates on our operating earnings can be reflected in either revenue or operating costs and expenses. The aggregate impact of adjustments in contract estimates increased our earnings before income tax and diluted earnings per share by $1.7 million and $0.05 per share, respectively, in 2021.

Income Taxes

We operate in numerous taxing jurisdictions and are subject to examination by various U.S. Federal, state and foreign jurisdictions for various tax periods. Our income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which we do business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, Management’s estimates of income tax liabilities may differ from actual payments or assessments.

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We may reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when Management believes it is more likely than not such assets will not be recovered, taking into consideration historical operating results, expectations of future earnings, tax planning strategies, and the expected timing of the reversals of existing temporary differences.

Goodwill and Other Long-Lived Assets

Our Management annually reviews goodwill and other long-lived assets for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If we determine that the carrying value of the goodwill and other long-lived assets may not be recoverable, we record a permanent impairment charge for the amount by which the carrying value of the goodwill and other long-lived assets exceeds its fair value. We measure fair value based on a discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in each of our reporting units’ or asset groups’ current business models. Our estimates of cash flows and discount rate are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. We believe that Management’s estimates of future cash flows and fair value are reasonable; however, changes in estimates could result in impairment charges. At September 30, 2021 we have determined that no goodwill or other long-lived assets were impaired.

We amortize intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and review them for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.

Other Matters

Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. We are exposed to market risk related to changes in interest rates, and we selectively use derivative financial instruments, including forward contracts and swaps, to manage these risks. Our Canadian subsidiary Morgan Schaffer has entered into foreign exchange contracts to manage foreign currency risk, because a portion of their revenue is denominated in U.S. dollars. We report all derivative instruments on our balance sheet at fair value. For derivative instruments designated as cash flow hedges, we defer the gain or loss on the derivative in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. See further discussion regarding our market risks in “Market Risk Analysis,” above.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference to the Consolidated Financial Statements of the Company, the Notes thereto, and the related “Report of Independent Registered Public Accounting Firm” of KPMG LLP, as set forth in the Financial Information section of this Annual Report, an Index to which is provided on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”) carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2021. Our Certifying Officers concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In light of the material weaknesses at a reporting unit within the Company’s Aerospace & Defense (A&D) segment, described below, management performed additional analyses and other procedures to ensure that our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, management believes that the Consolidated Financial Statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s management, with participation of the Certifying Officers, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2021, due to the material weaknesses in internal control over financial reporting, described below.

Based on this assessment, the Company’s management concluded that an effective risk assessment process responsive to changes in the operating environment and business at a reporting unit in the Company’s Aerospace & Defense (A&D) segment did not occur, resulting in the ineffective design and implementation of certain controls to reduce the risks of material misstatements at that reporting unit. Specifically, the design of certain controls over revenue recognition, and the accumulation of inventory costs and the determination of inventory carrying values were ineffective. The control deficiencies resulted in immaterial misstatements of net sales and cost of sales. The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and that our internal control over financial reporting was not effective as of September 30, 2021.

The Company acquired Altanova and the assets of Phenix (together, the “Acquired Businesses”) during the year ended September 30, 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, the Acquired Businesses’ internal control over financial reporting associated with total assets representing 12.2 percent of consolidated assets, and total sales representing 0.6 percent of consolidated net sales, included in the consolidated financial statements of the Company as of and for the year ended September 30, 2021.

The Company’s independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page F-33 of this Annual Report on Form 10-K.

Remediation

The Company is in the process of remediating the material weaknesses and is taking the following actions:

a)	Dedicating additional resources to improve the Company’s risk assessment process to ensure that it is comprehensive, continuous, and designed to identify and assess changes that could significantly impact internal control over financial reporting.
b)	Improving Company policies, procedures and system and process controls related to inventory costing and revenue recognition.
c)	Providing additional risk assessment training to the A&D segment finance department on the applicable financial reporting requirements and related accounting policies.

We believe these measures will remediate the control deficiencies and strengthen internal control over financial reporting. The operating effectiveness of the revised and new controls are currently being assessed and the material weaknesses will be considered remediated only after the applicable controls have operated effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, nominees and nominating procedures, Code of Ethics, Audit and Finance Committee, and non-compliance (if any) with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the sections captioned “Proposal 1: Election of Directors,” “Board of Directors – Governance Policies and Management Oversight,” “Committees” and “Securities Ownership” in the 2021 Proxy Statement.

Information regarding our executive officers is set forth in Item 1, “Business – Information about our Executive Officers,” above.

Item 11. Executive Compensation

Information regarding our compensation committee and director and executive officer compensation is hereby incorporated by reference to the sections captioned “Committees – Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Executive Compensation Information” in the 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the beneficial ownership of our common stock by our directors, director nominees and executive officers individually and as a group, and by any known holder of five percent or more of the common stock, is hereby incorporated by reference to the section captioned “Securities Ownership” in the 2021 Proxy Statement.

The following table summarizes certain information regarding shares of our common stock that may be issued pursuant to our equity compensation plans existing as of September 30, 2021:

	Number of securities to be		Weighted-average		Number of securities remaining available
	issued upon exercise of		exercise price of		for future issuance under equity
	outstanding options,		outstanding options,		compensation plans (excluding securities
Plan Category	warrants and rights (1)		warrants and rights		reflected in the first column) (1)
Equity compensation plans approved by security holders (2)	226,705	(3)	N/A	(4)	690,391	(5)
Equity compensation plans not approved by security holders (6)	92,778	(6)	N/A	(4)	21,701	(6)
Total	319,483		N/A	(4)	712,092

__________________

(1)	The number of shares is subject to adjustment for future changes in capitalization by stock splits, stock dividends and similar events. Does not include shares that may be purchased on the open market pursuant to the Company’s Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants may elect to have up to 10% of their current salary or wages withheld and contributed to one or more independent trustees for the purchase of shares. At the discretion of an officer of the Company, the Company or a domestic subsidiary or division may contribute cash in an amount not to exceed 20% of the amounts contributed by participants; however, the total number of shares purchased with the Company’s matching contributions after October 15, 2003 may not exceed 275,000. As of September 30, 2021, 629,911 shares had been purchased with the Company’s matching funds of which 217,889 were purchased after October 15, 2003.
(2)	Consists of the Company’s 2018 Omnibus Incentive Plan (the “Omnibus Plan”).
(3)	Represents shares issuable pursuant to unvested performance-accelerated restricted share (PARS) awards and unvested shares of time-vested restricted stock, all under the Omnibus Plan.
(4)	The securities outstanding at September 30, 2021 have no exercise price.
(5)	Represents shares currently available for awards under the Omnibus Plan.
(6)	Consists of the Company’s Compensation Plan for Non-Employee Directors (the “Directors Compensation Plan”), under which the Company’s directors were compensated prior to the 2021 Annual Meeting; at that time the Company’s shareholders approved granting future director compensation awards under the Omnibus Plan rather than the Directors Compensation Plan. As of September 30, 2021, of the 400,000 shares authorized for issuance under the Directors Compensation Plan a total of 285,521 shares had been issued and approximately 92,778 shares had been elected by various directors to be issued on a deferred basis; the remaining 21,701 shares will be used, if at all, only to satisfy dividend accrual rights attached to deferred shares previously awarded under the Directors Compensation Plan. Details of the directors’ compensation, including elective deferrals and dividend accrual rights, are hereby incorporated by reference to the section captioned “Directors Compensation” in the 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding transactions with related parties and the independence of our directors, nominees for directors and members of the committees of our board of directors is hereby incorporated by reference to the sections captioned “Board of Directors” and “Committees” in the 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding our independent registered public accounting firm, its fees and services, and our Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services, is hereby incorporated by reference to the section captioned “Audit-Related Matters” in the 2021 Proxy Statement.

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
10.1

Credit Agreement dated as of September 27, 2019 among ESCO Technologies Inc., the Foreign Subsidiary Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, BMO Harris Bank N.A. as Syndication Agent, and Bank of America, N.A., SunTrust Bank, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents

Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2019
10.2

Equity Purchase Agreement dated November 15, 2019 by and among Sonoco Plastics, Inc., Sonoco Holdings, Inc., ESCO Technologies Holding LLC, ESCO UK Holding Company I LTD., Thermoform Engineered Quality LLC, and Plastique Holdings Ltd.

Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2020
10.3		Form of Indemnification Agreement with each of ESCO’s non-employee directors	Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2012

Exhibit No.		Description	Document Location
10.4(a)	*	First Amendment to the ESCO Electronics Corporation Supplemental Executive Retirement Plan, effective August 2, 1993 (comprising restatement of entire Plan)	Exhibit 10.2(a) to the Company's Form 10-K for the fiscal year ended September 30, 2012
10.4(b)	*	Second Amendment to Supplemental Executive Retirement Plan, effective May 1, 2001	Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended September 30, 2001
10.4(c)	*	Form of Supplemental Executive Retirement Plan Agreement	Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended September 30, 2002
10.5	*	Directors’ Extended Compensation Plan, adopted effective October 11, 1993, restated to include all amendments through August 7, 2013 (current as of November 2021)	Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended September 30, 2019
10.6(a)	*	Compensation Plan For Non-Employee Directors, as amended and restated to reflect all amendments through December 8, 2020	Exhibit 10.1 to the Company’s Form 8-K filed December 9, 2020
10.6(b)	*	Form of Director Share Award Agreement (Non-Employee Director)	Exhibit 10.2 to the Company’s Form 8-K filed December 9, 2020
10.7(a)	*	2018 Omnibus Incentive Plan	Exhibit 10.1 to the Company’s Form 8-K filed February 6, 2018
10.7(b)	*	2018 Omnibus Incentive Plan as Amended and Restated November 17, 2020	Exhibit 10.3 to the Company’s Form 8-K filed November 19, 2020
10.8(a)	*	Form of Award Agreement for 2018 awards of Performance-Accelerated Restricted Shares under 2018 Omnibus Incentive Plan	Exhibit 10.6(f) to the Company’s Form 10-K for the fiscal year ended September 30, 2018
10.8(b)	*	Form of Award Agreement for 2019 awards of Performance-Accelerated Restricted Shares under 2018 Omnibus Incentive Plan	Exhibit 10.1 to the Company's Form 8-K filed May 7, 2019
10.8(c)	*	Form of Amendment to 2018 and 2019 Award Agreements for Performance-Accelerated Restricted Shares under 2018 Omnibus Incentive Plan	Exhibit 10.1 to the Company’s Form 8-K filed November 19, 2020
10.8(d)	*	Form of 2020 Award of Performance-Accelerated Restricted Shares to Executive Officers under 2018 Omnibus Incentive Plan	Exhibit 10.1 to the Company’s Form 8-K filed May 7, 2021
10.8(e)	*	2021 Form of Restricted Share Unit Awards to Executive Officers under 2018 Omnibus Incentive Plan	Exhibit 10.2 to the Company’s Form 10-Q filed August 9,2021
10.10(a)	*	Eighth Amendment and Restatement of Employee Stock Purchase Plan, effective August 2, 2018	Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended September 30, 2018
10.10(b)		Ninth Amendment and Restatement of Employee Stock Purchase Plan, effective February 5, 2019	Exhibit 10.1 to the Company’s Form 8-K filed February 7, 2019
10.11	*	Performance Compensation Plan for Corporate, Subsidiary and Division Officers and Key Managers, adopted August 2, 1993, as amended and restated through February 4, 2019	Exhibit 10.1 to the Company’s Form 8-K filed November 19, 2019
10.12	*	Compensation Recovery Policy, adopted effective February 4, 2010	Exhibit 10.6 to the Company’s Form 8-K filed February 10, 2010
10.13	*	Fourth Amended and Restated Severance Plan dated November 17, 2020	Exhibit 10.2 to the Company's Form 8-K filed November 19, 2020

Exhibit No.		Description	Document Location
10.14	*	Employment and Compensation Agreement with Victor L. Richey effective May 10, 2021	Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2021
10.15	*	Employment and Compensation Agreement with Christopher L. Tucker effective April 30, 2021	Exhibit 10.4 to the Company’s Form 10-Q filed August 9, 2021
10.16	*	Employment and Compensation Agreement with David M. Schatz effective April 30, 2021	Exhibit 10.5 to the Company’s Form 10-Q filed August 9, 2021
21		Subsidiaries of the Company	Filed herewith
23		Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1		Certification of Chief Executive Officer	Filed herewith
31.2		Certification of Chief Financial Officer	Filed herewith
32	**	Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith
101.INS	***	Inline XBRL Instance Document	Submitted herewith
101.SCH	***	Inline XBRL Schema Document	Submitted herewith
101.CAL	***	Inline XBRL Calculation Linkbase Document	Submitted herewith
101.LAB	***	Inline XBRL Label Linkbase Document	Submitted herewith
101.PRE	***	Inline XBRL Presentation Linkbase Document	Submitted herewith
101.DEF	***	Inline XBRL Definition Linkbase Document	Submitted herewith
104	***	Cover Page Inline Interactive Data File (contained in Exhibit 101)	Submitted herewith

*       Indicates a management contract or compensatory plan or arrangement.

**     Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

***   Exhibits 101 and 104 to this report consist of documents formatted in XBRL (Extensible Business Reporting Language) and filed with the Securities and Exchange Commission; they are not included in printed copies of this Report.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCO TECHNOLOGIES INC.

By:	/s/ Victor L. Richey
Victor L. Richey
President and Chief Executive Officer

Date:	November 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor L. Richey	Chairman, President, Chief Executive Officer (Principal Executive Officer) and Director	November 29, 2021
Victor L. Richey

/s/ Christopher L. Tucker	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2021
Christopher L. Tucker

/s/ Patrick M. Dewar	Director	November 29, 2021
Patrick M. Dewar

/s/ Vinod M. Khilnani	Director	November 29, 2021
Vinod M. Khilnani

/s/ Leon J. Olivier	Director	November 29, 2021
Leon J. Olivier

/s/ Robert J. Phillippy	Director	November 29, 2021
Robert J. Phillippy

/s/ Larry W. Solley	Director	November 29, 2021
Larry W. Solley

/s/ James M. Stolze	Director	November 29, 2021
James M. Stolze

/s/ Gloria L. Valdez	Director	November 29, 2021
Gloria L. Valdez

FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

ESCO Technologies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ESCO Technologies Inc. and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2021 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 29, 2021 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Revenue Recognition — Estimate of contract costs at completion

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company’s Aerospace & Defense segment enters into certain long-term fixed price contracts with aerospace and defense customers to produce various products. These products do not have an alternative use and the Company has an enforceable right to payment for costs incurred plus a reasonable margin. Revenue for these contracts is recognized over time generally using a cost-to-cost model. Under such model, the Company measures the extent of progress towards completion of these contracts based on the ratio of contract costs incurred to date to the estimate of total contract costs at completion. The estimation of these costs requires judgment by the Company given the unique product specifications and requirements for contracts related to the design, development, and manufacture of complex products.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process. This included controls over the accumulation and estimation of costs to complete for labor hours and materials for the contracts described above. For a selection of contracts, we compared the Company’s historical estimated costs and profit margin to the actual costs and profit margin for completed contracts to assess the Company’s ability to accurately estimate costs. We challenged the Company’s assumptions for labor hours and materials to be incurred for a selection of contracts by:

●	reading the underlying contract documents, including applicable amendments, to obtain an understanding of the contractual requirements and deliverables
●	inquiring of financial and operational personnel of the Company to identify factors that should be considered within the cost to complete estimates
●	comparing the costs incurred to date, as a percentage of the estimated costs at completion, to the Company’s production to date under the contract, including consideration of remaining contract performance risks
●	comparing actual incurred and remaining estimated material costs to the original estimated amount of material costs at the beginning of the project plus incremental material costs due to contract modification
●	comparing actual incurred and remaining estimated labor hours to the original estimate of labor hours at the beginning of the project plus incremental labor hours due to contract modification
●	comparing the estimated costs at completion, which includes costs incurred to date plus estimated costs to complete, to actual costs incurred for similar products previously developed and produced, if applicable
●	inspecting correspondence, if applicable, between the Company and the customer regarding actual and expected contract performance to date and comparing to the estimate to complete
●	assessing the estimates for indicators of management bias by evaluating the audit evidence obtained through the procedures described above.

Sufficiency of audit evidence obtained over net sales

As discussed in Notes 1 and 15 to the consolidated financial statements, sales are recognized primarily from the sale of products across various industries and through multiple Company subsidiaries and locations around the world. The Company recorded $715.4 million of net sales for the year ended September 30, 2021.

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

Assessing the carrying value of goodwill of certain reporting units in the Aerospace & Defense segment

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company uses a discounted cash flow method, using a discount rate determined to be commensurate with the risk inherent in each reporting unit’s business model when estimating fair value.

We identified the assessment of the carrying value of goodwill of certain reporting units in the Aerospace & Defense segment as a critical audit matter. The valuation of each reporting unit involved estimation uncertainty in the projection of future cash flows, resulting in an increased level of subjective auditor judgment. Specifically, subjective and challenging auditor judgment was required to evaluate the forecasted revenue growth rates, gross margins, and discount rates used in the discounted cash flows to derive the fair value of the reporting unit. Evaluation of the forecasted revenue growth rates and gross margins was challenging as they represented subjective determinations of future market and economic conditions that were sensitive to variation. Specialized skills and knowledge were required to evaluate the Company’s discount rate assumptions.

The following were the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process. This included controls related to the determination of the fair value of the reporting units and the development of forecasted revenue growth rates, gross margins, and discount rates. We evaluated the Company’s forecasted revenue growth rates by comparing to industry and peer company forecasted revenue growth rates. We also assessed the Company’s forecasted revenue growth rates and gross margins by comparing them to historical experience and to underlying business strategies and growth plans available for market participants for each reporting unit. We compared historical forecasted revenue growth rates and gross margins to actual results in order to assess the Company’s ability to forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates by comparing them to discount rate ranges that were independently developed using publicly available market data for comparable entities.

Evaluation of the fair value of acquired intangible assets

As discussed in Note 2 to the consolidated financial statements, the Company acquired I.S.A. – Altanova Group S.r.l., (Altanova) on July 29, 2021 and the assets of Phenix Technologies, Inc. (Phenix) on August 9, 2021. As a result of these transactions, the Company acquired customer relationship intangible assets with a preliminary valuation of $4.3 million and $3.7 million, respectively, and trade name intangible assets with a preliminary valuation of $50.5 million and $9.6 million, respectively (collectively, the intangible assets).

We identified the evaluation of the fair value of these intangible assets acquired in the Altanova and Phenix business combinations as a critical audit matter. A higher degree of subjective auditor judgment was required to evaluate forecasted revenue from existing customers, inclusive of attrition, and the related forecasted cost of sales and operating expenses, discount rate, and the selection of guideline public companies (GPC) assumptions used by the Company to value the customer relationship intangible assets. A higher degree of subjective auditor judgment was also required to evaluate forecasted revenue, royalty rate, and discount rate assumptions used by the Company to value the trade name intangible assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls related to the development of the relevant assumptions listed above. We compared the Company’s estimates of forecasted revenues from existing customers, total forecasted revenues and the related forecasted cost of sales and operating expenses to the acquiree’s historical results. We evaluated the Company’s forecasted revenues from existing customers, total forecasted revenues, and forecasted cost of sales and operating expenses by comparing them to those of the Company’s peers and trends in the industry. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the Company’s determination of the weighted average cost of capital (WACC) by comparing it to the WACCs of comparable peer companies and evaluating the selection of the discount rate by reconciling the weighted average return on assets to the WACC and internal rate of return
●	comparing the selection of GPCs made by the Company to an independent search of GPCs and evaluating the reasonableness of each GPC selected by reviewing the business descriptions, industries, and markets served
●	comparing the selected revenue long-term growth rate to publicly available market forecasts of gross domestic product and relevant economic data in the relevant markets and industries
●	comparing customer attrition to an independent estimate developed based on historical attrition rates for Altanova and Phenix and certain qualitative market factors

●	evaluating the Company’s royalty rates, by comparing them to royalty rates used for similar assets in the same industry
●	evaluating the Company’s discount rates, by comparing them against a discount rate range that was independently developed using publicly available market data for comparable peers.
/s/ KPMG LLP

We have served as the Company’s auditor since 1990.

St. Louis, Missouri

November 29, 2021

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
Years ended September 30,	2021	2020	2019
Net sales	$715,440	730,471	726,044
Costs and expenses:
Cost of sales	445,045	458,311	437,998
Selling, general and administrative expenses	167,534	159,490	162,734
Amortization of intangible assets	20,829	21,812	18,492
Interest expense, net	2,255	6,730	8,092
Pension plan termination charge	—	40,600	—
Other (income) expenses, net	(894)	7,122	851
Total costs and expenses	634,769	694,065	628,167
Earnings before income tax	80,671	36,406	97,877
Income tax expense	17,175	13,510	20,388
Net earnings from continuing operations	63,496	22,896	77,489
(Loss) earnings from discontinued operations, net of tax expense of $269 and $789 in 2020 and 2019, respectively	—	(601)	3,550
Gain on sale from discontinued operations, net of tax expense of $23,232	—	77,116	—
Net earnings from discontinued operations	—	76,515	3,550
Net earnings	$63,496	99,411	81,039

Earnings per share:
Basic:
Continuing operations	$2.44	0.88	2.99
Discontinued operations	—	2.94	0.13
Net earnings	$2.44	3.82	3.12
Diluted:
Continuing operations	$2.42	0.88	2.97
Discontinued operations	—	2.93	0.13
Net earnings	$2.42	3.81	3.10
Average common shares outstanding (in thousands):
Basic	26,046	26,010	25,946
Diluted	26,225	26,135	26,097

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)
Years ended September 30,	2021	2020	2019
Net earnings	$63,496	99,411	81,039
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	1,496	3,172	(6,474)
Pension plan termination	—	40,600	—
Amortization of prior service costs, actuarial losses and other	—	(3,455)	(5,972)
Total other comprehensive (loss) income, net of tax	1,496	40,317	(12,446)
Comprehensive income	$64,992	139,728	68,593

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
As of September 30,	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$56,232	52,560
Accounts receivable, less allowance for doubtful accounts of $1,949 and $1,995 in 2021 and 2020, respectively	146,341	144,082
Contract assets, net	93,771	94,302
Inventories, net	147,148	135,296
Other current assets	22,662	17,053
Total current assets	466,154	443,293

Property, plant and equipment:
Land and land improvements	10,547	9,657
Buildings and leasehold improvements	109,279	98,636
Machinery and equipment	176,447	153,718
Construction in progress	5,543	8,393
	301,816	270,404

Less accumulated depreciation and amortization	(147,551)	(130,534)
Net property, plant and equipment	154,265	139,870

Intangible assets, net	409,250	346,632
Goodwill	504,853	408,063
Operating lease assets	31,846	21,390
Other assets	10,977	10,938

Total Assets	$1,577,345	1,370,186

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
As of September 30,	2021	2020
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt and short-term borrowings	$20,000	22,368
Accounts payable	56,669	50,525
Contract liabilities, net	108,814	100,551
Accrued salaries	39,768	32,149
Accrued other expenses	52,513	49,891
Total current liabilities	277,764	255,484

Deferred tax liabilities	73,560	60,715
Non-current operating lease liabilities	28,032	16,785
Other liabilities	44,293	38,176
Long-term debt	134,000	40,000
Total liabilities	557,649	411,160

Shareholders’ equity:

Preferred stock, par value $.01 per share, authorized 10,000,000 shares
Common stock, par value $.01 per share, authorized 50,000,000 shares; issued 30,666,173and 30,645,625 shares in 2021 and 2020, respectively	307	306
Additional paid-in capital	297,644	293,682
Retained earnings	830,989	775,829
Accumulated other comprehensive loss, net of tax	(2,161)	(3,657)
	1,126,779	1,066,160

Less treasury stock, at cost (4,604,741 and 4,607,911 common shares in 2021 and 2020, respectively)	(107,083)	(107,134)
Total shareholders’ equity	1,019,696	959,026

Total Liabilities and Shareholders’ Equity	$1,577,345	1,370,186

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, September 30, 2018	30,535	$305	291,190	606,837	(31,528)	(107,394)	759,410

Comprehensive income (loss):
Net earnings	—	—	—	81,039	—	—	81,039
Translation adjustments, net of tax of $0	—	—	—	—	(6,474)	—	(6,474)
Net unrecognized actuarial loss, net of tax of $1,817	—	—	—	—	(6,066)	—	(6,066)
Forward exchange contracts, net of tax of $(22)	—	—	—	—	94	—	94

Cash dividends declared ($0.32 per share)	—	—	—	(8,302)	—	—	(8,302)

Adoption of new accounting standard ASU 2014-09	—	—	—	5,167	—	—	5,167

Stock compensation plans, net of tax of $0	62	1	1,218	—	—	135	1,354

Balance, September 30, 2019	30,597	$306	292,408	684,741	(43,974)	(107,259)	826,222

Comprehensive income (loss):
Net earnings	—	—	—	99,411	—	—	99,411
Translation adjustments, net of tax of $0	—	—	—	—	3,172	—	3,172

Pension termination and net unrecognized actuarial loss, net of tax of $(1,161)	—	—	—	—	37,145	—	37,145
Cash dividends declared ($0.32 per share)	—	—	—	(8,323)	—	—	(8,323)

Stock compensation plans, net of tax of $0	49	—	1,274	—	—	125	1,399

Balance, September 30, 2020	30,646	$306	293,682	775,829	(3,657)	(107,134)	959,026

Comprehensive income (loss):
Net earnings	—	—	—	63,496	—	—	63,496
Translation adjustments, net of tax of $0	—	—	—	—	1,496	—	1,496

Cash dividends declared ($0.32 per share)	—	—	—	(8,336)	—	—	(8,336)

Stock compensation plans, net of tax of $0	20	1	3,962	—	—	51	4,014

Balance, September 30, 2021	30,666	$307	297,644	830,989	(2,161)	(107,083)	1,019,696

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
Years ended September 30,	2021	2020	2019
Cash flows from operating activities:
Net earnings	$63,496	99,411	81,039
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings from discontinued operations, net of tax	—	(76,515)	(3,550)
Depreciation and amortization	42,049	41,338	35,995
Stock compensation expense	6,914	5,550	5,088
Changes in assets and liabilities	15,671	26,585	(6,649)
Gain on sale of building and land	(1,950)	—	(8,922)
Effect of deferred taxes on tax provision	(3,041)	(2,785)	61
Pension contributions	—	(25,650)	(2,500)
Pension plan termination charge	—	40,600	—
Net cash provided by operating activities – continuing operations	123,139	108,534	100,562
Net cash (used) provided by discontinued operations	—	(26,254)	4,575
Net cash provided by operating activities	123,139	82,280	105,137
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(168,903)	—	(95,840)
Capital expenditures	(26,705)	(32,108)	(24,229)
Additions to capitalized software	(8,783)	(9,023)	(8,374)
Proceeds from sale of building and land	1,950	—	17,201
Net cash used by investing activities – continuing operations	(202,441)	(41,131)	(111,242)
Net cash provided (used) by investing activities – discontinued operations	—	182,084	(13,903)
Net cash (used) provided by investing activities	(202,441)	140,953	(125,145)
Cash flows from financing activities:
Proceeds from long-term debt	216,000	12,368	130,000
Principal payments on long-term debt	(124,368)	(235,000)	(65,000)
Dividends paid	(8,336)	(8,323)	(8,302)
Debt issuance costs	—	—	(1,071)
Other	(1,823)	(3,125)	(3,371)
Net cash provided (used) by financing activities – continuing operations	81,473	(234,080)	52,256
Net cash used by financing activities – discontinued operations	—	(2,140)	(2,472)
Net cash provided (used) by financing activities	81,473	(236,220)	49,784
Effect of exchange rate changes on cash and cash equivalents	1,501	3,739	1,555
Net increase (decrease) in cash and cash equivalents	3,672	(9,248)	31,331
Cash and cash equivalents at beginning of year	52,560	61,808	30,477
Cash and cash equivalents at end of year	$56,232	52,560	61,808

Changes in assets and liabilities:
Accounts receivable, net	$11,266	14,633	(8,722)
Contract assets	531	15,909	(57,177)
Inventories	612	(10,340)	7,109
Other assets and liabilities	(477)	(8,609)	7,708
Accounts payable	(688)	(13,275)	10,716
Contract liabilities	8,263	19,374	32,142
Accrued expenses	(3,836)	8,893	1,575
	$15,671	26,585	(6,649)
Supplemental cash flow information:
Interest paid	$590	5,869	8,076
Income taxes paid (including state & foreign)	26,054	37,714	26,084

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

A.      Principles of Consolidation

The Consolidated Financial Statements include the accounts of ESCO Technologies Inc. (ESCO) and its wholly owned subsidiaries. Except where the context indicates otherwise, the terms “Company”, “we”, “our” and “us” are used in this report to refer to ESCO together with its subsidiaries through which its businesses are conducted. All significant intercompany transactions and accounts have been eliminated in consolidation.

B.      Basis of Presentation

Our fiscal year ends on September 30. Throughout the Consolidated Financial Statements, unless the context indicates otherwise, references to a year (for example 2021) refer to fiscal year ending on September 30 of that year.

Our former Technical Packaging segment is reflected as discontinued operations in the Consolidated Financial Statements and related notes for all periods presented, in accordance with accounting principles generally accepted in the United States of America (GAAP).

During 2021, the Company identified immaterial errors in the 2020 historical consolidated financial statements of Westland, within the A&D segment. These have been corrected as an immaterial revision of those consolidated financial statements. Specifically, the adjustments include $2.4 million of net sales and contract assets being overstated, and $0.9 million of inventory being overstated and cost of goods sold understated by the same amount, and $0.8 million income tax expense, $0.2 million deferred tax liabilities, and $0.6 million accrued other expense being overstated. The net impact of the above adjustments resulted in a decrease in net earnings from continuing operations, net earnings, comprehensive income and retained earnings of $2.5 million and a decrease of $0.10 in reported basic and diluted earnings per share. This correction also resulted in a reclassification in the 2020 consolidated statement of cash flows between line items of net earnings, changes in assets and liabilities, and effect of deferred taxes totaling $2.6 million in 2020, with no impact to the total net cash provided by operating activities.

C.      Nature of Operations

We are organized based on the products and services we offer and we currently classify our business operations in three segments for financial reporting purposes: Aerospace & Defense (A&D), Utility Solutions Group (USG), and RF Shielding and Test (Test).

A&D: The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements and fluid control devices used in commercial aerospace applications; unique filter mechanisms used in micro-propulsion devices for satellites; custom designed filters for manned aircraft and submarines; products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; and metal processing services.

USG: The companies within this segment provide diagnostic testing solutions that enable electric power grid operators to assess the integrity of high-voltage power delivery equipment, as well as decision support tools for the renewable energy industry, primarily wind and solar.

Test: The companies within this segment provide their customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy.

In addition, for reporting certain financial information we treat Corporate activities as a separate segment.

D.      Use of Estimates

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

E.      Revenue Recognition

On October 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). Significant changes to our policies resulting from the adoption are provided below. We adopted ASC 606 using the modified retrospective transition method applied to contracts that were not substantially complete at the end of fiscal year 2018. We recorded a $5.2 million adjustment to increase retained earnings to reflect the cumulative impact of adopting this standard at the beginning of fiscal year 2019, primarily related to certain long-term contracts in our A&D and Technical Packaging segments that converted to the cost-to-cost method for revenue recognition.

Revenue Recognition

We recognize revenue when control of the goods or services promised under the contract is transferred to the customer either at a point in time (e.g., upon delivery) or over time (e.g., as we perform under the contract). We account for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. We review contracts to determine whether there are one or multiple performance obligations. A performance obligation is a promise to transfer a distinct good or service to a customer and represents the unit of accounting for revenue recognition. For contracts with multiple performance obligations, we allocate the expected consideration, or the transaction price, to each performance obligation identified in the contract based on the relative standalone selling price of each performance obligation. We then recognize revenue for the transaction price allocated to the performance obligation when control of the promised goods or services underlying the performance obligation is transferred.

Payment terms with our customers vary by the type and location of the customer and the products or services offered. We do not adjust the promised amount of consideration for the effects of significant financing components based on the expectation that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Arrangements with customers that include payment terms extending beyond one year are not significant. We account for shipping and handling costs on a gross basis and include them in net sales. We account for taxes collected from customers and remitted to governmental authorities on a net basis and exclude them from net sales.

A&D: Within the A&D segment, approximately 43% of revenues (approximately 19% of consolidated revenues) are recognized at a point in time when products are shipped (when control of the goods transfers) to unaffiliated customers. The related contracts are with commercial and military customers and have a single performance obligation as there is only one good promised or the promise to transfer the goods or services is not distinct or separately identifiable from other promises in the contract. The transaction price for these contracts reflects our estimate of returns and discounts, which are based on historical, current and forecasted information to determine the expected amount to which we will be entitled in exchange for transferring the promised goods or services to the customer. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant. Amounts billed to customers for shipping and handling are included in the transaction price as the related activities are performed prior to the customer obtaining control of the products. They generally are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer and are expensed in cost of goods sold in the period they are incurred. Taxes collected from customers and remitted to government authorities are recorded on a net basis. We primarily provide standard warranty programs for products in our commercial businesses for periods that typically range from one to two years. These assurance-type programs typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation.

Approximately 57% of the segment’s revenues (approximately 25% of consolidated revenues) are accounted for over time as the product does not have an alternative use and we have an enforceable right to payment for costs incurred plus a reasonable margin or the inventory is owned by the customer. The related contracts are primarily cost-plus or fixed price contracts related to the design, development and manufacture of complex fluid control products, quiet valves, manifolds, shock and vibration dampening, thermal insulation and systems primarily for the commercial aerospace and military (U.S. Government) markets. The contracts may contain multiple products, which are capable of being distinct as the customer could benefit from each product on its own or together with other readily available resources. Each product is separately identifiable from the other products in the contract. Therefore, each product is distinct in context of the contract and will be accounted for as a separate performance obligation. Our contracts are frequently modified for changes in contract specifications and requirements. Most of our contract modifications are for products that are not distinct from the existing contract and are accounted for as part of that existing contract.

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

Selecting the method to measure progress towards completion for the commercial and military contracts requires judgment and is based on the nature of the products or service to be provided. We generally use the cost-to-cost method to measure progress for our Aerospace & Defense segment contracts, as the rate at which costs are incurred to fulfill a contract best depicts the transfer of control to the customer. Under this method, we measure the extent of progress towards completion based on the ratio of costs incurred to date to the estimated costs at completion of the performance obligation, and record revenue proportionally as costs are incurred based on an estimated profit margin.

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

Under the typical payment terms of our long term fixed price contracts, the customer pays us either performance-based or progress payments. Performance-based payments represent interim payments based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments of costs incurred as the work progresses. Because of the timing difference of revenue recognition and customer billing, these contracts will often result in revenue recognized in excess of billings and billings in excess of costs incurred, which we present as contract assets and contract liabilities, respectively, in the Consolidated Balance Sheets. We classify amounts billed and due from our customers in Accounts receivable, net. For short term fixed price and cost-type contracts, we are generally paid within a short period of time.

For contracts where revenue is recognized over time, we recognize changes in estimated contract revenues, costs and profits using the cumulative catch-up method of accounting. This method recognizes the cumulative effect of changes on current and prior periods with the impact of the change from inception-to-date recorded in the current period. We have net revenue recognized in the current year from performance obligations satisfied in the prior year due to changes in our estimated costs to complete the related performance obligations. We recognize anticipated losses on contracts in full in the period in which the losses become known.

USG: Within the USG segment, approximately 75% of revenues (approximately 21% of consolidated revenues) are recognized at a point in time when products are shipped (when control of the goods transfers) to unaffiliated customers. The related contracts are with commercial customers. The contracts may contain multiple products which are capable of being distinct as the customer could benefit from each product on its own or together with other readily available resources. Each product is separately identifiable from the other products in the contract. Therefore, each product is distinct in context of the contract and is accounted for as a separate performance obligation. The transaction price for these contracts reflects our estimate of variable consideration in the form of returns, rebates and discounts, which are based on historical, current and forecasted information to determine the expected amount to which we will be entitled in exchange for transferring the promised goods or services to the customer. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant. Amounts billed to customers for shipping and handling are included in the transaction price as the related activities are performed prior to customer obtaining control of the products. We generally do not treat them as separate performance obligations as these costs fulfill a promise to transfer the product to the customer and are expensed in selling, general, and other costs in the period they are incurred. We record taxes collected from customers and remitted to government authorities on a net basis. We primarily provide standard warranty programs for products in our commercial businesses for periods that typically range from one to two years. These assurance-type programs typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation.

Approximately 25% of the segment’s revenues (approximately 7% of consolidated revenues) are recognized over time as services are performed. The services accounted for under this method include an obligation to provide testing services using hardware and embedded software, software maintenance, training, lab testing, and consulting services. The related contracts contain a bundle of goods and services that are integrated in the context of the contract. Therefore, the goods and services are not distinct and we have a single performance obligation. Selecting the method to measure progress towards completion for these contracts requires judgment and is based on the nature of the products and service to be provided. We will recognize revenue as a series of distinct services based on each day of providing services (straight-line over the contract term) for our USG segment contracts. The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration as applicable. Under the typical payment terms of our service contracts, the customer pays us in advance of when services are performed. Because of the timing difference of revenue recognition and customer payment, which is typically received upon commencement of the contract, these contracts result in deferred revenue, which we present as contract liabilities, in the Consolidated Balance Sheets.

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

Test: Within the Test segment, approximately 20% of revenues (approximately 6% of consolidated revenues) are recognized at a point in time when products such as, antennas and probes are shipped (when control of the goods transfers) to unaffiliated customers. The related contracts are with commercial customers. The contracts may contain multiple products which are capable of being distinct because the customer could benefit from each product on its own or together with other readily available resources. Each product is separately identifiable from the other products in the contract. Therefore, each product is distinct in the context of the contract and will be accounted for as a separate performance obligation. The transaction price for these contracts reflects our estimate of variable consideration in the form of returns, rebates and discounts, which are based on historical, current and forecasted information to determine the expected amount to which we will be entitled in exchange for transferring the promised goods or services to the customer. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant. Amounts billed to customers for shipping and handling are included in the transaction price as the related activities are performed prior to customer obtaining control of the products. They generally are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer and are expensed in selling, general, and other costs in the period they are incurred. Taxes collected from customers and remitted to government authorities are recorded on a net basis. We primarily provide standard warranty programs for products in our commercial businesses for periods that typically range from one to two years. These assurance-type programs typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation.

Approximately 80% of the segment’s revenues (approximately 22% of consolidated revenues) are recorded over time as the product does not have an alternative use and we have an enforceable right to payment for costs incurred plus a reasonable margin. Products accounted for under this guidance include the construction and installation of test chambers to a buyer’s specifications that provide its customers with the ability to measure and contain magnetic, electromagnetic and acoustic energy. The goods and services related to each installed test chamber are not distinct due to the significant amount of integration provided and each installed chamber is accounted for as a single performance obligation. Selecting the method to measure progress towards completion for these contracts requires judgment and is based on the nature of the products and service to be provided. We use milestones to measure progress for our Test segment contracts because it best depicts the transfer of control to the customer that occurs as we incur costs on our contracts. For arrangements that are accounted for under this guidance, we estimate profit as the difference between total revenue and total estimated cost of a contract and recognize these revenues and costs based primarily on contract milestones. The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration as applicable.

We estimate total contract cost utilizing current contract specifications and expected engineering requirements. Contract costs typically are incurred over a period of several months to a year, and the estimation of these costs requires judgment. Our cost estimation process is based on the professional knowledge and experience of engineers and program managers along with finance professionals. We review and update our projections of costs quarterly or more frequently when circumstances significantly change.

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

For contracts where revenue is recognized over time, we generally recognize changes in estimated contract revenues, costs and profits using the cumulative catch-up method of accounting. This method recognizes the cumulative effect of changes on current and prior periods with the impact of the change from inception-to-date recorded in the current period. We have net revenue recognized in the current year from performance obligations satisfied in the prior year due to changes in our estimated costs to complete the related performance obligations. We recognize anticipated losses on contracts in full in the period in which the losses become probable and estimable.

Contract Assets and Liabilities

Contract assets arise from contracts when revenue is recognized over time and the amount of revenue recognized, including our estimate of variable consideration that has been included in the transaction price, exceeds the amount billed to the customer. These amounts are included in contract assets until the right to payment is no longer conditional on events other than the passage of time. These contract assets are reclassified to receivables when the right to consideration becomes unconditional. Contract liabilities include deposits, deferred revenue, upfront payments and billings in excess of revenue recognized. We include liabilities for customer rebates and discounts in other current liabilities in the Consolidated Balance Sheets.

See the further discussion of our revenue recognition in Note 15 below.

F.      Cash and Cash Equivalents

Cash equivalents include temporary investments that are readily convertible into cash, such as money market funds, with original maturities of three months or less.

G.      Accounts Receivable

We reduce accounts receivable by an allowance for amounts that we estimate are uncollectible in the future. This estimated allowance is based on Management’s evaluation of the financial condition of the customer and historical write-off experience.

H.      Inventories

We value inventories at the lower of cost (first-in, first-out) or market value. We regularly review inventories for excess quantities and obsolescence based upon historical experience, specific identification of discontinued items, future demand, and market conditions. Inventories under long-term contracts reflect accumulated production costs, factory overhead, initial tooling and other related costs less the portion of such costs charged to cost of sales.

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

J.      Leases

Our lease agreements primarily relate to office space, manufacturing facilities, and machinery and equipment. We determine at lease inception whether an arrangement that provides control over the use of an asset is a lease. We recognize at lease commencement a right-of-use (ROU) asset and lease liability based on the present value of the future lease payments over the lease term. We have elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less. Certain of our leases include options to extend the term of the lease for up to 20 years. When it is reasonably certain that we will exercise the option, Management includes the impact of the option in the lease term for purposes of determining total future lease payments. As most of our lease agreements do not explicitly state the discount rate implicit in the lease, Management uses our incremental borrowing rate on the commencement date to calculate the present value of future payments based on the tenor of each arrangement.

K.      Goodwill and Other Long-Lived Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in business acquisitions. Management annually reviews goodwill and other long-lived assets with indefinite useful lives for impairment or whenever events or changes in circumstances indicate the carrying amount may be less than fair value. If we determine that the carrying value of the long-lived asset or reporting unit is less than fair value, we record a permanent impairment charge for the amount by which the carrying value of the long-lived asset exceeds its fair value. We measure the fair value of our reporting units based on a discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in each of our reporting units’ current business models. We determine the fair value of trade names using a generally accepted valuation method based on an income approach called the relief from royalty method. During 2021, Management performed a quantitative impairment analysis, which included a detailed calculation of the fair value of our trade names and reporting units related to certain reporting units within these segments. The results of these impairment analyses indicated that the fair values of the trade names and reporting units are not less than their carrying values. Our estimates of discounted cash flows to derive the fair value were measured in accordance with ASC 350, Intangibles – Goodwill and Other. We are using estimates of discounted cash flows that may change, and if they change negatively it could result in the need to write down those assets to fair value.

Other intangible assets represent costs allocated to identifiable intangible assets, principally customer relationships, capitalized software, patents, trademarks, and technology rights. We amortize intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and review them for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.

See Note 4 regarding goodwill and other intangible assets activity.

L.      Capitalized Software

Costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are charged to research and development expense when incurred, until technological feasibility has been established for the product. Technological feasibility is typically established upon completion of a detailed program design. Costs incurred after this point are capitalized on a project-by-project basis. Capitalized costs consist of internal and external development costs. Upon general release of the product to customers, we cease capitalization and begin amortization, which is calculated on a project-by-project basis as the greater of (1) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product or (2) the straight-line method over the estimated economic life of the product. We generally amortize software development costs over a three-to-seven year period based upon the estimated future economic life of the product. Factors we consider in determining the estimated future economic life of the product include anticipated future revenues, and changes in software and hardware technologies. Management annually reviews the carrying values of capitalized costs for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If expected cash flows are insufficient to recover the carrying amount of the asset, then we recognize an impairment loss to state the asset at its net realizable value.

M.      Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We may reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when Management believes it is more likely than not such assets will not be recovered, taking into consideration historical operating results, expectations of future earnings, tax planning strategies, and the expected timing of the reversals of existing temporary differences. Our policy is to include interest related to unrecognized tax benefits in income tax expense and penalties in operating expense.

N.      Research and Development Costs

Company-sponsored research and development costs include research and development and bid and proposal efforts related to our products and services. We charge Company-sponsored product development costs to expense when incurred. Customer-sponsored research and development costs refer to certain situations whereby customers provide funding to support specific contractually defined research and development costs. We account for customer-sponsored research and development costs incurred pursuant to contracts similarly to other program costs. Total Company and customer-sponsored research and development expenses were approximately $15.4 million, $13.3 million and $12.1 million for 2021, 2020 and 2019, respectively.

O.      Foreign Currency Translation

We translate the financial statements of our foreign operations into U.S. dollars in accordance with FASB ASC Topic 830, Foreign Currency Matters. We record the resulting translation adjustments as a separate component of accumulated other comprehensive income.

P.      Earnings Per Share

We calculate basic earnings per share using the weighted average number of common shares outstanding during the period. We calculate diluted earnings per share using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive vesting of unvested restricted units (restricted shares) using the treasury stock method. There are no anti-dilutive shares.

The number of shares used in the calculation of earnings per share for each year presented is as follows:

(in thousands)	2021	2020	2019
Weighted Average Shares Outstanding — Basic	26,046	26,010	25,946
Dilutive Restricted Shares	179	125	151
Shares — Diluted	26,225	26,135	26,097

Q.      Share-Based Compensation

We provide compensation benefits to certain key employees under several share-based plans providing for performance-accelerated, performance-based and/or time-vested restricted stock unit awards, and to non-employee directors under a separate compensation plan for non-employee directors. We measure share-based payment expense at the grant date based on the fair value of the award and recognize it on a straight-line basis over the requisite service period (generally the vesting period of the award).

R.      Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss of $(2.2) million at September 30, 2021 consisted of currency translation adjustments. Accumulated other comprehensive loss of $(3.7) million at September 30, 2020 consisted of currency translation adjustments.

S.      Derivative Financial Instruments

We report all derivative financial instruments on the balance sheet at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as a hedge and on the type of hedge. For each derivative instrument designated as a cash flow hedge, we defer the effective portion of the gain or loss on the derivative in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. Regardless of type, a fully effective hedge will result in no net earnings impact while the derivative is outstanding. To the extent that any hedge is ineffective at offsetting cash flow or fair value changes in the underlying hedged item, there could be a net earnings impact.

T.      Fair Value Measurements

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties or the amount that would be paid to transfer a liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, we base fair value on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, we apply valuation models. These valuation techniques involve some level of Management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

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

Financial Assets and Liabilities

We have estimated the fair value of our financial instruments as of September 30, 2021 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts due under the revolving credit facility approximate fair value as the interest on outstanding borrowings is calculated at a spread over the London Interbank Offered Rate (LIBOR) or based on the prime rate, at our election.

Nonfinancial Assets and Liabilities

Our nonfinancial assets such as property, plant and equipment, inventories, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during 2021.

2.    Acquisitions

2021

On August 9, 2021 we acquired the assets of Phenix Technologies, Inc. (Phenix), for a purchase price of approximately $47.2 million in cash. Phenix, based in Accident, Maryland, is a leading designer and manufacturer of high voltage, high current, high power test systems and components and solutions supporting the electric utility industry, high voltage test laboratories, and field service organizations worldwide. Since the date of acquisition, the operating results for the Phenix business have been included as part of the USG segment. The acquisition date fair value of the assets acquired and liabilities assumed were as follows: approximately $2.6 million of accounts receivable, $5.8 million of inventory, $8.0 million of property, plant and equipment, $6.2 million of accounts payable and accrued expenses, $3.7 million for tradenames, $9.6 million of customer relationships and $0.5 million of miscellaneous items. The tradename was determined to have an indefinite useful life and the customer relationships were determined to have a useful life of 13 years. The acquired goodwill of $23.2 million relates to excess value associated with opportunities to expand the services and products that the Company can offer to its customers. The Company estimates approximately $20 million of the goodwill will be deductible for tax purposes. The allocation of the purchase price to acquired assets and assumed liabilities is preliminary as we are in the process of obtaining additional information necessary to identify and determine the fair value of all acquired assets and assumed liabilities and calculate a final residual.

On July 29, 2021 we acquired I.S.A. – Altanova Group S.r.l., (Altanova), headquartered in Taino, Italy, for a purchase price of approximately $115 million, net of cash acquired. Altanova is a supplier of diagnostic products, monitoring systems and services related to power generation, transmission and distribution networks, renewable energy and storage, and process industries to customers in more than 100 countries. Since the date of acquisition, the operating results for the Altanova business have been included as part of the USG segment. The acquisition date fair value of the assets acquired and liabilities assumed were as follows: $9.7 million of accounts receivable, $5.6 million of inventory, $1.2 million of property, plant and equipment, $8.0 million of other assets, $12.8 million of accounts payable and accrued expenses, $6.9 million of other liabilities, $16.4 million of deferred tax liabilities, $50.5 million of customer relationships and $4.3 million of tradenames. The tradename was determined to have a useful life of ten years and the customer relationships were determined to have a useful life of twenty years. The acquired goodwill of $71.9 million relates to the excess value associated with opportunities to expand the services and products that the Company can offer to its customers, access to new markets, and synergies anticipated by combining Altanova with existing USG businesses. The Company does not expect the goodwill will be deductible for tax purposes. The allocation of the purchase price to acquired assets and assumed liabilities is preliminary as we are in the process of obtaining additional information necessary to identify and determine the fair value of all acquired assets and assumed liabilities and calculate a final residual.

We accounted for these acquisitions using the purchase method of accounting, and accordingly, we allocated the respective purchase prices to the assets (including intangible assets) acquired and liabilities assumed based on estimated fair values at the date of acquisition. We have included the financial results from these acquisitions in our financial statements from the date of acquisition.

3.      Technical Packaging Divestiture

In December 2019, we completed the sale of our Technical Packaging business segment, consisting of our wholly-owned subsidiaries Thermoform Engineered Quality LLC, Plastique Ltd. and Plastique sp. z o.o. (the “Technical Packaging Business”), to Sonoco

Plastics, Inc. and Sonoco Holdings, Inc. (“Buyers”), two wholly-owned subsidiaries of Sonoco Products Company (NYSE:SON). The companies within this segment provide innovative solutions to the medical and commercial markets for thermoformed packages and specialty products using a wide variety of thin gauge plastics and pulp. Results of operations, financial position and cash flows for the Technical Packaging business are reflected as discontinued operations in the Consolidated Financial Statements and related notes for all periods presented.

Net sales from the Technical Packaging business were $16.5 million and $86.9 million in 2020 and 2019, respectively. Pretax (loss) earnings from the Technical Packaging business was $(0.3) million and $4.3 million in 2020 and 2019, respectively. We received net proceeds from the sale of approximately $184 million and recorded $76.5 million after-tax net earnings on the sale in 2020. We finalized a contractual working capital adjustment and paid $0.2 million to the buyer during the third quarter of 2020.

4.      Goodwill and Other Intangible Assets

Included on the Consolidated Balance Sheets at September 30, 2021 and 2020 are the following intangible assets gross carrying amounts and accumulated amortization:

(Dollars in thousands)	2021	2020
Goodwill	$504,853	408,063

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,131	2,092
Less: accumulated amortization	972	858
Net	$1,159	1,234

Capitalized software
Gross carrying amount	$93,671	84,888
Less: accumulated amortization	63,740	57,302
Net	$29,931	27,586

Customer Relationships
Gross carrying amount	$288,530	227,178
Less: accumulated amortization	80,882	67,643
Net	$207,648	159,535

Other
Gross carrying amount	$8,680	5,156
Less: accumulated amortization	4,298	3,260
Net	$4,382	1,896
Intangible assets with indefinite lives:
Trade names	$166,130	156,381

We performed our annual evaluation of goodwill and intangible assets for impairment during the fourth quarter of 2021 and concluded that no impairment existed at September 30, 2021. There were no accumulated impairment losses as of September 30, 2021.

The changes in the carrying amount of goodwill attributable to each business segment for 2021 and 2020 are as follows:

(Dollars in millions)	A&D	Test	USG	Total
Balance as of September 30, 2019	$102.2	34.1	254.0	390.3
Out-of-period adjustment	—	—	18.0	18.0
Foreign currency translation and other	(0.1)	—	(0.1)	(0.2)
Balance as of September 30, 2020	$102.1	34.1	271.9	408.1
Acquisition activity	2.2	—	95.2	97.4
Foreign currency translation and other	—	—	(0.6)	(0.6)
Balance as of September 30, 2021	$104.3	34.1	366.5	504.9

Amortization expense related to intangible assets with determinable lives was $20.8 million, $21.8 million and $18.5 million in 2021, 2020 and 2019, respectively. Patents are amortized over the life of the patents, generally ten to twenty years. Capitalized software is amortized over the estimated useful life of the software, generally three to seven years. Customer relationships are generally amortized over thirteen to twenty years.

As of September 30, 2020, we reclassified $18.0 million from Morgan Schaffer’s tradename to goodwill to correct a misclassification that originated in the original accounting for the acquisition in fiscal 2017. Management has determined that the effect of this misclassification was not material to the current or any prior periods and it had no impact on our total assets, results of operations or cash flows for any period.

5.      Accounts Receivable

Accounts receivable, net of the allowance for doubtful accounts, from continuing operations consisted of the following at September 30, 2021 and 2020:

(Dollars in thousands)	2021	2020
Commercial	$128,952	121,924
U.S. Government and prime contractors	17,389	22,158
Total	$146,341	144,082

6.      Inventories, Net

Inventories, net, from continuing operations consisted of the following at September 30, 2021 and 2020:

(Dollars in thousands)	2021	2020
Finished goods	$32,998	28,435
Work in process	34,201	29,864
Raw materials	79,949	76,997
Total	$147,148	135,296

7.      Income Tax Expense

We allocated total income tax expense (benefit) for the years ended September 30, 2021, 2020 and 2019 to income tax expense as follows:

(Dollars in thousands)	2021	2020	2019
Income tax expense from continuing operations	$17,175	13,510	20,388
Income tax expense from discontinued operations	—	23,501	789
Total income tax expense (benefit)	$17,175	37,011	21,177

The components of income from continuing operations before income taxes for 2021, 2020 and 2019 consisted of the following:

(Dollars in thousands)	2021	2020	2019
United States	$70,214	23,951	87,150
Foreign	10,457	12,455	10,727
Total income before income taxes	$80,671	36,406	97,877

The principal components of income tax expense (benefit) from continuing operations for 2021, 2020 and 2019 consist of:

(Dollars in thousands)	2021	2020	2019
Federal:
Current	$14,807	10,495	13,888
Deferred	(1,598)	1,311	250
State and local:
Current	2,257	1,984	3,039
Deferred	(786)	(932)	98
Foreign:
Current	2,922	2,875	2,439
Deferred	(427)	(2,223)	674
Total	$17,175	13,510	20,388

The actual income tax expense (benefit) from continuing operations for 2021, 2020 and 2019 differs from the expected tax expense for those years (computed by applying the U.S. Federal corporate statutory rate) as follows:

	2021	2020	2019
Federal corporate statutory rate	21.0%	21.0%	21.0%
State and local, net of Federal benefits	1.9	2.3	3.2
Foreign	(0.4)	1.3	0.6
Research credit	(0.9)	(3.7)	(0.8)
Change in uncertain tax positions	—	—	(0.1)
Executive compensation	0.9	1.6	0.3
Valuation allowance	—	(6.8)	(2.4)
GILTI and FDII	(1.3)	(2.1)	(0.6)
Tax reform – impact on U.S. deferred tax assets and liabilities	—	—	(0.3)
Tax reform – transition tax	—	—	(0.1)
Pension plan termination charge	—	23.4	—
Other, net	0.1	0.1	—
Effective income tax rate	21.3%	37.1%	20.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2021 and 2020 are presented below:

(Dollars in thousands)	2021	2020
Deferred tax assets:
Inventories	$4,267	5,007
Pension and other postretirement benefits	859	842
Timing differences related to revenue recognition	9,365	4,936
Lease liabilities	7,614	5,220
Net operating and capital loss carryforwards — domestic	542	563
Net operating loss carryforward — foreign	4,279	3,678
Other compensation-related costs and other cost accruals	8,174	8,953
State credit carryforward	2,639	2,366
Foreign credit carryforward	192	—
Total deferred tax assets	37,931	31,565

Deferred tax liabilities:
ROU assets	(7,614)	(5,220)
Goodwill	(13,746)	(7,878)
Acquisition intangible assets	(62,052)	(52,682)
Depreciation, software amortization	(22,418)	(21,283)
Net deferred tax liabilities before valuation allowance	(67,899)	(55,498)
Less valuation allowance	(2,011)	(1,932)
Net deferred tax liabilities	$(69,910)	(57,430)

We had a foreign net operating loss (NOL) carryforward of $15.5 million at September 30, 2021, which reflects tax loss carryforwards in Germany, South Africa, Canada, Japan and the United Kingdom. Approximately $13.3 million of the tax loss carryforwards have no expiration date while the remaining $2.1 million will expire between 2031 and 2041. We had net foreign credit carryforwards of $0.2 million, of which all expire in 2041.We had deferred tax assets related to state NOL carryforwards of $0.5 million at September 30, 2021 which expire between 2025 and 2041. We also had net state research and other credit carryforwards of $2.6 million of which $1.9 million expires between 2022 and 2041. The remaining $0.8 million does not have an expiration date.

The valuation allowance for deferred tax assets as of September 30, 2021 and 2020 was $2.0 million and $1.9 million, respectively. The net change in the total valuation allowance for each of the years ended September 30, 2021 and 2020 was an increase of $0.1 million and a decrease of $2.6 million, respectively.We established a valuation allowance against state credit carryforwards of $0.6 million at September 30 of both 2021 and 2020. In addition, we established a valuation allowance against state NOL carryforwards that are not expected to be realized in future periods of $0.5 million at September 30 of both 2021 and 2020, respectively. Lastly, we established a valuation allowance against certain NOL carryforwards in foreign jurisdictions which may not be realized in future periods of $0.9 million and $0.8 million at September 30, 2021 and 2020, respectively.

8.      Debt

Debt consists of the following at September 30, 2021 and 2020:

(Dollars in thousands)	2021	2020
Total borrowings	$154,000	62,368
Current portion of long-term debt and short-term borrowings	(20,000)	(22,368)
Total long-term debt, less current portion	$134,000	40,000

The Credit Facility includes a $500 million revolving line of credit as well as provisions allowing for an increase of the credit facility commitment amount by an additional $250 million, if necessary, with the consent of the lenders. The bank syndication supporting the facility is comprised of a diverse group of eight banks led by JP Morgan Chase Bank, N.A., as Administrative Agent. The Credit Facility matures September 27, 2024.

Interest on borrowings under the Credit Facility is calculated at a spread over either the New York Federal Reserve Bank Rate, the prime rate, or the London Interbank Offered Rate (LIBOR), depending on various factors. The Credit Facility also requires a facility fee ranging from 10 to 25 basis points per annum on the unused portion. The interest rate spreads and the facility fee are subject to increase or decrease depending on the Company's leverage ratio.

The Credit Facility is secured by the unlimited guaranty of our direct and indirect material U.S. subsidiaries and the pledge of 100% of the equity interests of our direct and indirect material foreign subsidiaries. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. As of September 30, 2021, we were in compliance with all covenants.

At September 30, 2021, we had approximately $337 million available to borrow under the Credit Facility, plus the $250 million increase option subject to the lenders’ consent, in addition to $56.2 million cash on hand. We classified $20 million as the current portion of long-term debt as of September 30, 2021, as we intend to repay this amount within the next twelve months; however, we have no contractual obligation to repay such amount during the next twelve months.

During 2021 and 2020, our maximum aggregate short-term borrowings at any month-end were $174 million and $281 million, respectively, and the average aggregate short-term borrowings outstanding based on month-end balances were $71.3 million and $175.6 million, respectively. The weighted average interest rates were 1.20%, 3.20% and 3.21% for 2021, 2020 and 2019, respectively. As of September 30, 2021, the interest rate on our debt was 1.06%. The letters of credit issued and outstanding under the Credit Facility totaled $8.5 million and $9.9 million at September 30, 2021 and 2020, respectively.

9.      Capital Stock

The 30,666,173 and 30,645,625 common shares as presented in the accompanying Consolidated Balance Sheets at September 30, 2021 and 2020 represent the actual number of shares issued at the respective dates. We held 4,604,741and 4,607,911 common shares in treasury at September 30, 2021 and 2020, respectively.

In August 2012, our Board of Directors approved a common stock repurchase program authorizing us to repurchase shares of our stock from time to time in Management’s discretion, in the open market or otherwise, up to a maximum total repurchase amount of $100 million (or the maximum amount permitted under our bank credit agreements, if less). After being repeatedly extended by the Company’s Board of Directors, this program expired September 30, 2021.

In August 2021, our Board of Directors approved a new common stock repurchase program authorizing us to repurchase shares of our stock from time to time in Management’s discretion, in the open market or otherwise, up to a maximum total repurchase amount of $200 million (or the maximum amount permitted under our bank credit agreements, if less). This program is scheduled to expire September 30, 2024. We did not repurchase any shares in 2021, 2020, or 2019.

10.      Share-Based Compensation

We provide compensation benefits to certain key employees under several share-based plans providing for performance-accelerated and/or time-vested restricted stock unit awards, and to non-employee directors under a separate compensation plan for non-employee directors. As of September 30, 2021, our equity compensation plans had a total of 712,092 shares authorized and available for future issuance.

Performance-Accelerated Restricted Stock Unit (PARS) Awards and Time-Vested Restricted Stock Unit (RSU) Awards

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

The terms of the RSU awards are similar to those of the PARS awards, but without any provision for acceleration of the vesting date. Each RSU represents the right to receive one share of Company common stock if the recipient remains continuously employed by the

Company until the award vests, in this case 3 ½ years after the effective award date. The RSU award grants were valued at the stock price on the date of grant.

Pretax compensation expense related to the PARS/RSU awards for continuing operations was $5.6 million, $4.3 million and $4.0 million for 2021, 2020 and 2019, respectively.

The following summary presents information regarding outstanding PARS/RSU awards as of the specified dates, and changes during the specified periods:

	FY 2021		FY 2020		FY 2019
		Estimated		Estimated		Estimated
		Weighted		Weighted		Weighted
	Shares	Avg. Price	Shares	Avg. Price	Shares	Avg. Price
Nonvested at October 1,	220,300	$66.55	281,004	$59.72	315,544	$47.23
Granted	51,476	108.05	45,723	74.80	84,862	74.77
Vested	(35,753)	64.40	(89,822)	50.51	(113,402)	37.00
Cancelled	(9,318)	70.50	(16,605)	60.48	(6,000)	45.20
Nonvested at September 30,	226,705	$76.15	220,300	$66.55	281,004	$59.72

Compensation Plan for Non-Employee Directors

In addition to an annual cash retainer, we provide each non-employee director with an annual equity award having a grant date market value of $180,000, based on the NYSE closing price of the Company’s stock on the date of grant. For calendar years prior to 2021, the award consisted of actual shares of Company stock, but beginning in January 2021, the award has been in the form of Restricted Stock Units, each of which represents the right to receive one share of Company stock at the end of a one-year vesting period. At the end of the vesting period, each award will be converted into the right to receive the same number of actual shares of common stock, plus additional shares representing the value of the quarterly dividends which would have accrued on the underlying shares during the vesting period. Compensation expense related to the non-employee director grants was $1.3 million, $1.3 million and $1.1 million for 2021, 2020 and 2019, respectively.

Total Share-Based Compensation

The total share-based compensation cost that has been recognized in results of operations and included within SG&A from continuing operations was $6.9 million, $5.6 million and $5.1 million for 2021, 2020 and 2019, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $1.4 million, $1.2 million and $1.1 million for 2021, 2020 and 2019, respectively. As of September 30, 2021, there was $7.9 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years.

11.      Retirement and Other Benefit Plans

Formerly, substantially all our domestic employees were covered by a defined benefit pension plan (the Plan) maintained by the Company. The Plan was frozen in 2003 and no additional benefits have been accrued since that date. On November 14, 2019, our Board of Directors approved a resolution to terminate the Plan effective as of February 29, 2020. In connection with the termination, we contributed $25.7 million of cash to the Plan during 2020, settled approximately $32.4 million of Plan liabilities during 2020 through lump-sum payments from existing plan assets to eligible participants who elected to receive them, and recorded approximately $40.6 million of charges associated with these settlements. During 2020, we settled approximately $69.1 million of Plan liabilities by entering into an agreement to purchase annuities from a third party insurance company . This agreement covered active and former employees and their beneficiaries, with the insurance company assuming the future annuity payments for these individuals.

Substantially all our domestic employees are covered by a defined contribution plan maintained by the Company. In addition, we offer unfunded post-retirement pre-Medicare health insurance benefits to a small number of eligible retirees and employees. We formerly provided unfunded post-retirement life insurance to qualifying retired employees who retired before 2005, but ceased providing this coverage on July 31, 2020. There was no financial impact of this plan in 2021.

12.      Business Segment Information

We are organized based on the products and services we offer, and we classify our continuing business operations in three reportable segments for financial reporting purposes: Aerospace & Defense (A&D), Utility Solutions Group (USG) and RF Shielding and Test (Test). In addition, for reporting certain financial information we treat Corporate activities as a separate segment. The former Technical Packaging segment was divested in December 2019 and is reflected as discontinued operations for 2020.

The A&D segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair), Mayday Manufacturing Co. (Mayday), Hi-Tech Metals, Inc. (Hi-Tech), Westland Technologies, Inc. (Westland), and Globe Composite Solutions, LLC (Globe).The companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements and fluid control devices used in aerospace and defense applications, unique filter mechanisms used in micro-propulsion devices for satellites, custom designed filters for manned aircraft and submarines, products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; and metal processing services.

The USG segment’s operations consist of Doble Engineering Company and related subsidiaries including Morgan Schaffer and Altanova (collectively, Doble), and NRG Systems, Inc. (NRG). Doble is an industry leader in the development, manufacture and delivery of diagnostic testing and data management solutions that enable electric power grid operators to assess the integrity of high-voltage power delivery equipment. It combines three core elements for customers – diagnostic test and condition monitoring instruments, expert consulting, and testing services – and provides access to its large reserve of related empirical knowledge. NRG is a global market leader in the design and manufacture of decision support tools for the renewable energy industry, primarily wind and solar. The recent acquisition of Altanova not only complements our existing products and services but its strong market share in Europe and Asia provides a significant international platform for our USG segment.

The Test segment’s operations consist of ETS-Lindgren Inc. and related subsidiaries (ETS-Lindgren). ETS-Lindgren is an industry leader in designing and manufacturing products which provide its customers with the ability to identify, measure and contain magnetic, electromagnetic and acoustic energy. It supplies its customers with a broad range of isolated environments and turnkey systems, including RF test facilities, acoustic test enclosures, RF and magnetically shielded rooms, secure communication facilities, RF measurement systems and broadcast and recording studios. Many of these facilities include proprietary features such as shielded doors and windows. ETS-Lindgren also provides the design, program management, installation and integration services required to successfully complete these types of facilities. ETS-Lindgren also supplies customers with a broad range of components including RF absorptive materials, RF filters, active compensation systems, antennas, antenna masts, turntables and electric and magnetic probes, RF test cells, proprietary measurement software and other test accessories required to perform a variety of tests. ETS-Lindgren offers a variety of services including calibration for antennas and field probes, chamber certification, field surveys, customer training and a variety of product tests. ETS-Lindgren serves the acoustics, medical, health and safety, electronics, wireless communications, automotive and defense markets.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. The operating units within each reporting segment have been aggregated because of similar economic characteristics and meet the other aggregation criteria of FASB ASC 280.

We evaluate the performance of our operating units based on EBIT, which is defined as earnings before interest and taxes. EBIT on a consolidated basis is a non-GAAP financial measure. Intersegment sales and transfers are not significant. Segment assets consist primarily of customer receivables, inventories, capitalized software and fixed assets directly associated with the production processes of the segment. Segment depreciation and amortization is based upon the direct assets listed above. The tables below are presented on the basis of continuing operations and exclude discontinued operations.

Net Sales

(Dollars in millions)
Year ended September 30,	2021	2020	2019
A&D	$314.8	351.9	325.7
USG	202.9	191.7	211.9
Test	197.7	186.9	188.4
Consolidated totals	$715.4	730.5	726.0

No customer exceeded 10% of sales in 2021 or 2019 and one customer exceeded 10% of sales in 2020.

EBIT

(Dollars in millions)
Year ended September 30,	2021	2020	2019
A&D	$56.5	69.9	70.1
USG	40.9	24.4	52.2
Test	27.6	27.2	25.6
Reconciliation to consolidated totals (Corporate)	(42.1)	(78.4)	(41.9)
Consolidated EBIT	82.9	43.1	106.0
Less: interest expense	(2.2)	(6.7)	(8.1)
Earnings before income tax	$80.7	36.4	97.9

Identifiable Assets

(Dollars in millions)
Year ended September 30,	2021	2020
A&D	$270.0	276.2
USG	197.5	144.8
Test	153.6	153.0
Corporate	956.2	796.2
Consolidated totals	$1,577.3	1,370.2

Corporate consists primarily of deferred taxes, acquired intangible assets including goodwill and cash balances.

Capital Expenditures

(Dollars in millions)
Year ended September 30,	2021	2020	2019
A&D	$10.4	15.9	11.7
USG	11.6	12.4	8.5
Test	4.7	3.6	4.0
Corporate	—	0.2	—
Consolidated totals	$26.7	32.1	24.2

In addition to the above amounts, we incurred expenditures for capitalized software of $8.8 million, $9.0 million and $8.4 million in 2021, 2020 and 2019, respectively.

Depreciation and Amortization

(Dollars in millions)
Year ended September 30,	2021	2020	2019
A&D	$10.4	9.4	8.3
USG	13.5	14.4	11.3
Test	5.2	5.0	5.1
Corporate	12.9	12.5	11.3
Consolidated totals	$42.0	41.3	36.0

Depreciation expense of property, plant and equipment was $21.2 million, $19.5 million and $16.5 million for 2021, 2020 and 2019, respectively.

Geographic Information

Net Sales

(Dollars in millions)
Year ended September 30,	2021	2020	2019
United States	$517.0	529.4	537.2
Asia	92.3	96.3	86.2
Europe	53.5	51.3	45.0
Canada	27.0	31.7	33.0
India	12.4	10.3	11.7
Other	13.2	11.5	12.9
Consolidated totals	$715.4	730.5	726.0

Long-Lived Assets

(Dollars in millions)
Year ended September 30,	2021	2020
United States	$141.0	131.5
Mexico	3.8	3.1
Other	9.5	5.3
Consolidated totals	$154.3	139.9

We attribute net sales to countries based on the location of the customer. We attribute long-lived assets to countries based on the location of the asset.

13.      Commitments and Contingencies

At September 30, 2021, we had $8.5 million in letters of credit outstanding as guarantees of contract performance. The Company also had a commitment to purchase the NRG building for approximately $10 million, which closed in the first quarter of fiscal 2022. As a normal incident of the businesses in which we are engaged, various claims, charges and litigation are asserted or commenced from time to time against us. Additionally, we are currently involved in various stages of investigation and remediation relating to environmental matters. It is the opinion of Management that the aggregate costs involved in the resolution of these matters, and final judgments, if any, which might be rendered against us are adequately accrued, are covered by insurance or are not likely to have a material adverse effect on our financial results as the estimated exposure to loss is not material.

14.      Leases

Effective October 1, 2019 we adopted ASC 842, Leases. We determine at lease inception whether an arrangement that provides control over the use of an asset is a lease. We recognize at lease commencement a right-of-use (ROU) asset and lease liability based on the present value of the future lease payments over the lease term. We have elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less. Certain of our leases include options to extend the term of the lease for up to 20 years.

When it is reasonably certain that we will exercise the option, Management includes the impact of the option in the lease term for purposes of determining total future lease payments. As most of our lease agreements do not explicitly state the discount rate implicit in the lease, Management uses our incremental borrowing rate on the commencement date to calculate the present value of future payments based on the tenor of each arrangement.

Our leases for real estate commonly include escalating payments. We include these variable lease payments in the calculation of our ROU asset and lease liability. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes any deferred rent, lease pre-payments and initial direct costs of obtaining the lease.

In addition to the base rent, real estate leases typically contain provisions for common-area maintenance and other similar services, which are considered non-lease components for accounting purposes. Non-lease components are excluded from our ROU assets and lease liabilities and expensed as incurred.

Our leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Year Ended	Year Ended
	September 30,	September 30,
(Dollars in thousands)	2021	2020
Finance lease cost:
Amortization	$2,413	$2,056
Interest on lease liabilities	1,235	971
Operating lease cost	5,879	5,284
Total lease cost	$9,527	$8,311

Additional information related to leases is shown below:

	Year Ended		Year Ended
	September 30,		September 30,
(Dollars in thousands)	2021		2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,504		$5,223
Operating cash flows from finance leases	1,228		971
Financing cash flows from finance leases	1,757		1,547

Right-of-use assets obtained in exchange for operating lease liabilities	$15,609		$26,244

Weighted-average remaining lease term:
Operating leases	10.3	yrs.	6.0	yrs.
Finance leases	11.7	yrs.	12.5	yrs.
Weighted-average discount rate:
Operating leases	3.1%		3.1%
Finance leases	4.2%		4.3%

The table below is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on September 30, 2021:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2022	$5,448	3,153
2023	4,679	3,235
2024	4,032	3,319
2025	3,654	3,399
2026 and thereafter	20,453	25,516
Total minimum lease payments	38,266	38,622
Less: amounts representing interest	5,691	9,092
Present value of net minimum lease payments	$32,575	29,530
Less: current portion of lease obligations	4,543	2,180
Non-current portion of lease obligations	28,032	27,350
ROU assets	$31,846	24,964

The table below is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on September 30, 2020:

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

We include operating and finance lease liabilities in the Consolidated Balance Sheet in accrued other expenses (current portion) and other liabilities (long-term portion). We include operating lease ROU assets as a caption on the Consolidated Balance Sheet and include finance lease ROU assets in Property, plant and equipment on the Consolidated Balance Sheet.

15.     Revenues

(a)	Disaggregation of Revenues

The tables below present our revenues by customer type, geographic location, and revenue recognition method for the years ended September 30, 2021 and 2020, as we believe this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The tables also include a reconciliation of the disaggregated revenue within our reportable segments.

Year Ended September 30, 2021
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$130,217	199,111	177,601	506,929
Government	184,607	3,797	20,107	208,511
Total revenues	$314,824	202,908	197,708	715,440

Geographic location:
United States	$275,976	140,545	100,438	516,959
International	38,848	62,363	97,270	198,481
Total revenues	$314,824	202,908	197,708	715,440

Revenue recognition method:
Point in time	$136,449	153,163	40,609	330,221
Over time	178,375	49,745	157,099	385,219
Total revenues	$314,824	202,908	197,708	715,440

Year Ended September 30, 2020
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$169,484	184,906	158,420	512,810
Government	182,392	6,797	28,472	217,661
Total revenues	$351,876	191,703	186,892	730,471

Geographic location:
United States	$302,711	134,601	92,105	529,417
International	49,165	57,102	94,787	201,054
Total revenues	$351,876	191,703	186,892	730,471

Revenue recognition method:
Point in time	$160,402	144,192	33,482	338,076
Over time	191,474	47,511	153,410	392,395
Total revenues	$351,876	191,703	186,892	730,471

(b)	Remaining Performance Obligations

Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At September 30, 2021, we had $592 million in remaining performance obligations of which we expect to recognize revenues of 75% in the next twelve months.

(c)	Contract assets and contract liabilities

We report assets and liabilities related to our contracts with customers on a contract-by-contract basis at the end of each reporting period. At September 30, 2021, our contract assets and contract liabilities totaled $93.8 million and $108.8 million, respectively. During 2021, we recognized approximately $82 million in revenues that were included in the contract liabilities balance at September 30, 2020.

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

The Consolidated Financial Statements have been audited by KPMG LLP, whose report is included herein.

November 29, 2021

/s/Victor L. Richey	/s/Christopher L. Tucker
Victor L. Richey	Christopher L. Tucker
Chairman, Chief Executive Officer	Senior Vice President
and President	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

ESCO Technologies Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited ESCO Technologies Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated November 29, 2021 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A material weakness related to an ineffective risk assessment process resulted in the ineffective design of certain controls over revenue recognition, and the accumulation of inventory costs and the determination of inventory carrying values at a reporting unit has been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired I.S.A. – Altanova Group (Altanova) on July 29, 2021, and the assets of Phenix Technologies (Phenix) on August 9, 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, Altanova’s and Phenix’s internal control over financial reporting associated with total assets representing 12.2 percent of consolidated assets, and total sales representing 0.6 percent of consolidated net sales, included in the consolidated financial statements of ESCO Technologies Inc. and subsidiaries as of and for the year ended September 30, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Altanova and Phenix.

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
November 29, 2021

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

*     Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

**   Exhibits 101 and 104 to this report consist of documents formatted in XBRL (Extensible Business Reporting Language) and filed with the Securities and Exchange Commission; they are not included in printed copies of this Report.