Form 10-Q
period 2021-12-31
ESCO TECHNOLOGIES INC
filed 2022-02-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at January 31, 2022
Common stock, $.01 par value per share	25,992,716

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2021	2020

Net sales	$177,010	162,674
Costs and expenses:
Cost of sales	108,305	99,622
Selling, general and administrative expenses	46,635	41,000
Amortization of intangible assets	6,467	4,948
Interest expense, net	733	541
Other expenses, net	33	23
Total costs and expenses	162,173	146,134

Earnings before income taxes	14,837	16,540
Income tax expense	3,313	3,722
Net earnings	$11,524	12,818

Earnings per share:
Basic - Net earnings	$0.44	0.49

Diluted - Net earnings	$0.44	0.49

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2021	2020
Net earnings	$11,524	12,818
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,500)	5,349
Total other comprehensive income (loss), net of tax	(2,500)	5,349
Comprehensive income	$9,024	18,167

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 31,	September 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$55,715	56,232
Accounts receivable, net of allowance for doubtful accounts of $3,588 and $3,445, respectively	135,874	146,341
Contract assets, net	100,863	93,771
Inventories, net	165,021	147,148
Other current assets	27,329	22,662
Total current assets	484,802	466,154
Property, plant and equipment, net of accumulated depreciation of $150,818 and $147,551, respectively	155,712	154,265
Intangible assets, net of accumulated amortization of $156,359 and $149,892, respectively	411,679	409,250
Goodwill	509,268	504,853
Operating lease assets	31,117	31,846
Other assets	11,638	10,977
Total assets	$1,604,216	1,577,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term borrowings	$20,000	20,000
Accounts payable	63,651	56,669
Contract liabilities, net	111,596	108,814
Accrued salaries	29,691	39,768
Accrued other expenses	40,936	52,513
Total current liabilities	265,874	277,764
Deferred tax liabilities	80,962	73,560
Non-current operating lease liabilities	26,709	28,032
Other liabilities	37,394	44,293
Long-term debt	178,000	134,000
Total liabilities	588,939	557,649
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,705,913 and 30,666,173 shares, respectively	307	307
Additional paid-in capital	296,277	297,644
Retained earnings	840,434	830,989
Accumulated other comprehensive loss, net of tax	(4,661)	(2,161)
	1,132,357	1,126,779
Less treasury stock, at cost: 4,720,417 and 4,604,741 common shares, respectively	(117,080)	(107,083)
Total shareholders’ equity	1,015,277	1,019,696
Total liabilities and shareholders’ equity	$1,604,216	1,577,345

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$11,524	12,818
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,172	10,012
Stock compensation expense	1,685	1,368
Changes in assets and liabilities	(30,837)	1,132
Effect of deferred taxes	7,402	(538)
Net cash provided by operating activities	1,946	24,792
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(15,592)	(6,508)
Additions to capitalized software	(1,958)	(1,554)
Capital expenditures	(14,133)	(5,973)
Net cash used by investing activities	(31,683)	(14,035)
Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	74,000	30,000
Principal payments on long-term debt and short-term borrowings	(30,000)	(36,525)
Dividends paid	(2,079)	(2,084)
Purchases of common stock into treasury	(9,997)	—
Other	(2,737)	—
Net cash provided (used) by financing activities	29,187	(8,609)
Effect of exchange rate changes on cash and cash equivalents	33	2,654
Net (decrease) increase in cash and cash equivalents	(517)	4,802
Cash and cash equivalents, beginning of period	56,232	52,560
Cash and cash equivalents, end of period	$55,715	57,362

Supplemental cash flow information:
Interest paid	$388	179
Income taxes paid (including state and foreign)	195	4,336

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

The Company’s results for the three-month period ended December 31, 2021 are not necessarily indicative of the results for the entire 2022 fiscal year. References to the first quarters of 2022 and 2021 represent the fiscal quarters ended December 31, 2021 and 2020, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

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

	Three Months
	Ended December 31,
	2021	2020
Weighted Average Shares Outstanding — Basic	26,060	26,038
Dilutive Restricted Shares	82	144
Adjusted Shares — Diluted	26,142	26,182
1.

3.    ACQUISITION

On November 4, 2021, the Company acquired Networks Electronic Company, LLC (NEco) for a purchase price of approximately $15.2 million, net of cash acquired. NEco, based in Chatsworth, California, provides miniature electro-explosive devices utilized in mission-critical defense and aerospace applications. Since the date of acquisition, the operating results for the NEco business have been included as part of PTI in the A&D segment. The acquisition date fair value of the assets acquired and liabilities assumed primarily were as follows: approximately $0.6 million of accounts receivable, $1.5 million of inventory, $0.2 million of property, plant and equipment, $0.7 million of accounts payable and accrued expenses, $8.1 million of identifiable intangible assets, mainly consisting of customer relationships totaling $6.3 million. The acquired goodwill of $5.7 million related to excess value associated with opportunities to expand the services and products that the Company can offer to its customers. The Company anticipates that the goodwill will be deductible for tax purposes.

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

Performance-Accelerated Restricted Stock Unit (PARS) Awards and Time-Vested Restricted Stock Unit (RSU) Awards

Compensation expense related to the PARS/RSU awards was $1.4 million and $1.1 million for the three-month periods ended December 31, 2021 and 2020, respectively. There were 208,354 non-vested shares outstanding as of December 31, 2021.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.3 million for the three-month periods ended December 31, 2021 and 2020, respectively.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.7 million and $1.4 million for the three-month periods ended December 31, 2021 and 2020, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.4 million and $0.3 million for the three-month periods ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $12.2 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 2.4 years.

5.    INVENTORIES

Inventories, net, from continuing operations consist of the following:

	December 31,	September 30,
(In thousands)	2021	2021
Finished goods	$34,629	32,998
Work in process	42,485	34,201
Raw materials	87,907	79,949
Total inventories, net	$165,021	147,148
2.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at December 31, 2021 and September 30, 2021 are the following intangible assets gross carrying amounts and accumulated amortization from continuing operations:

	December 31,	September 30,
(Dollars in thousands)	2021	2021
Goodwill	$509,268	504,853

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,170	2,131
Less: accumulated amortization	1,000	972
Net	$1,170	1,159

Capitalized software
Gross carrying amount	$95,629	93,671
Less: accumulated amortization	65,366	63,740
Net	$30,263	29,931

Customer relationships
Gross carrying amount	$293,819	288,530
Less: accumulated amortization	84,893	80,882
Net	$208,926	207,648

Other
Gross carrying amount	$14,663	13,080
Less: accumulated amortization	5,100	4,301
Net	$9,563	8,779
Intangible assets with indefinite lives:
Trade names	$161,757	161,733

The changes in the carrying amount of goodwill attributable to each business segment for the three months ended December 31, 2021 is as follows:

			Aerospace
(Dollars in millions)	USG	Test	& Defense	Total
Balance as of September 30, 2021	$366.5	34.1	104.3	504.9
Acquisition activity and adjustments	0.2	—	5.7	5.9
Foreign currency translation	(1.5)	—	—	(1.5)
Balance as of December 31, 2021	$365.2	34.1	110.0	509.3
3.

7.    BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers and classifies its business operations in three reportable segments for financial reporting purposes: Aerospace & Defense (A&D), Utility Solutions Group (USG) and RF Shielding and Test (Test). The A&D segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair), Mayday Manufacturing Co. (Mayday), Westland Technologies, Inc. (Westland) and Globe Composite Solutions, LLC (Globe). The companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements and fluid control devices used in aerospace and defense applications; unique filter mechanisms used in micro-propulsion devices for satellites, custom designed filters for manned aircraft and submarines, products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; and metal processing services.

The USG segment’s operations consist primarily of Doble Engineering Company and related subsidiaries including Morgan Schaffer and Altanova (collectively, Doble), and NRG Systems, Inc. (NRG). Doble is an industry leader in the development, manufacture and delivery of diagnostic testing and data management solutions that enable electric power grid operators to assess the integrity of high voltage power delivery equipment. It combines three core elements for customers – diagnostic test and condition monitoring instruments, expert consulting, and testing services – and provides access to its large reserve of related empirical knowledge. NRG is a global market leader in the design and manufacture of decision support tools for the renewable energy industry, primarily wind and solar.

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

	Three Months
	Ended December 31,
(In thousands)	2021	2020
NET SALES
Aerospace & Defense	$70,244	66,616
USG	63,485	54,540
Test	43,281	41,518
Consolidated totals	$177,010	162,674

EBIT
Aerospace & Defense	$9,955	8,260
USG	13,391	12,731
Test	3,965	5,342
Corporate (loss)	(11,741)	(9,252)
Consolidated EBIT	15,570	17,081
Less: Interest expense	(733)	(541)
Earnings before income taxes	$14,837	16,540

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

8.    DEBT

The Company’s debt is summarized as follows:

	December 31,	September 30,
(In thousands)	2021	2021
Total borrowings	$198,000	154,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$178,000	134,000

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

At December 31, 2021, the Company had approximately $291 million available to borrow under the Credit Facility, plus the $250 million increase option, in addition to $55.7 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of December 31, 2021, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $10.7 million at December 31, 2021.

Interest on borrowings under the Credit Facility is calculated at a spread over either the New York Federal Reserve Bank Rate, the prime rate, or the London Interbank Offered Rate (LIBOR), depending on various factors. The Credit Facility also requires a facility fee ranging from 10 to 25 basis points per annum on the unused portion. The Credit Facility is secured by the unlimited guaranty of the Company’s direct and indirect material U.S. subsidiaries and the pledge of 100% of the equity interests of its direct and indirect material foreign subsidiaries. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 1.17% and 1.45% for the three-month periods ending December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company was in compliance with all covenants.

9.    INCOME TAX EXPENSE

The first quarter 2022 effective income tax rate was 22.3% compared to 22.5% in the first quarter of 2021. Income tax expense in the first quarter of 2022 was favorably impacted by excess tax benefit related to the vesting of share based compensation, decreasing the effective tax rate for the quarter by 1.7%.

10.  SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three months ended December 31, 2021 and 2020 is shown below (in thousands):

	Three Months Ended December 31,
	2021	2020

Common stock
Beginning balance	$307	306
Stock plans	—	—
Ending balance	307	306

Additional paid-in-capital
Beginning balance	297,644	293,682
Stock plans	(1,367)	1,053
Ending balance	296,277	294,735

Retained earnings
Beginning balance	830,989	775,829
Net earnings common stockholders	11,524	12,818
Dividends paid	(2,079)	(2,084)
Ending balance	840,434	786,563

Accumulated other comprehensive income (loss)
Beginning balance	(2,161)	(3,657)
Foreign currency translation	(2,500)	5,349
Ending balance	(4,661)	1,692

Treasury stock
Beginning balance	(107,083)	(107,134)
Share repurchases	(9,997)	—
Ending balance	(117,080)	(107,134)

Total equity	$1,015,277	976,162

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2021 and September 30, 2021 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, and are immaterial.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three-month period ended December 31, 2021.

12.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three-month period ended December 31, 2021 are presented in the table below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The table below also includes a reconciliation of the disaggregated revenue within each reportable segment.

	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$28,075	$62,842	$41,037	$131,954
U.S. Government	42,169	643	2,244	45,056
Total revenues	$70,244	$63,485	$43,281	$177,010

Geographic location:
United States	$60,687	$38,741	$22,975	$122,403
International	9,557	24,744	20,306	54,607
Total revenues	$70,244	$63,485	$43,281	$177,010

Revenue recognition method:
Point in time	$28,558	$50,835	$12,821	$92,214
Over time	41,686	12,650	30,460	84,796
Total revenues	$70,244	$63,485	$43,281	$177,010

Revenues by customer type, geographic location, and revenue recognition method for the three-month period ended December 31, 2020 are presented in the table below:

	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$27,604	$53,864	$36,722	$118,190
U.S. Government	39,012	676	4,796	44,484
Total revenues	$66,616	$54,540	$41,518	$162,674

Geographic location:
United States	$57,538	$37,045	$23,266	$117,849
International	9,078	17,495	18,252	44,825
Total revenues	$66,616	$54,540	$41,518	$162,674

Revenue recognition method:
Point in time	$26,946	$42,367	$8,868	$78,181
Over time	39,670	12,173	32,650	84,493
Total revenues	$66,616	$54,540	$41,518	$162,674

Revenue Recognition

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

For our overtime revenue recognized using the output method of costs incurred, contract cost is estimated utilizing current contract specifications and expected engineering requirements. Contract costs typically are incurred over a period of several months to one or more years, and the estimation of these costs requires judgment. Our cost estimation process is based on the professional knowledge and experience of engineers and program managers along with finance professionals. We review and update our projections of costs quarterly or more frequently when circumstances significantly change. In addition, in the USG segment, we recognize revenue as a series of distinct services based on each day of providing services (straight-line over the contract term) for certain of our USG segment contracts. Under the typical payment terms of our service contracts, the customer pays us in advance of when services are performed. In addition, in the Test segment, we use milestones to measure progress for our Test segment contracts because it best depicts the transfer of control to the customer that occurs as we incur costs on our contracts.

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At December 31, 2021, the Company had $639.4 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 77% in the next twelve months.

Contract assets and liabilities

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. Because of the timing difference of revenue recognition and customer billing, these contracts will often result in revenue recognized in excess of billings and billings in excess of costs incurred. At December 31, 2021, contract assets and liabilities totaled $100.9 million and $111.6 million, respectively. During the first quarter of 2022, the Company recognized approximately $29 million in revenues that were included in the contract liabilities balance at September 30, 2021. The increase in net contract assets in the first quarter of 2022 was due to revenue being recognized for performance completed during the period that exceeded customer billings. Other factors that impacted the change in net contract liabilities were immaterial. At October 1, 2020, contract assets and liabilities totaled $94.3 million and $100.6 million, respectively.

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
(Dollars in thousands)	2021	2020
Finance lease cost
Amortization of right-of-use assets	$607	492
Interest on lease liabilities	302	313
Operating lease cost	1,561	1,452
Total lease costs	$2,470	2,257

Additional information related to leases are shown below:

	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Dollars in thousands)	2021		2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,503		1,425
Operating cash flows from finance leases	248		313
Financing cash flows from finance leases	301		417
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$901		—
Weighted-average remaining lease term
Operating leases	9.9	years	5.9	years
Finance leases	12.7	years	12.3	years
Weighted-average discount rate
Operating leases	3.12%		3.10%
Finance leases	4.58%		4.30%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the Consolidated Balance Sheet on December 31, 2021:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2022 (excluding the three months ended December 31, 2021)	$4,313	1,599
2023	5,094	2,189
2024	4,136	2,248
2025	3,640	2,304
2026 and thereafter	19,246	21,649
Total minimum lease payments	36,429	29,989
Less: amounts representing interest	5,374	7,915
Present value of net minimum lease payments	$31,055	22,074
Less: current portion of lease obligations	4,346	1,250
Non-current portion of lease obligations	$26,709	20,824

ROU assets	$31,117	18,523

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

14.  ADJUSTED QUARTERLY FINANCIAL INFORMATION

During 2021, the Company identified immaterial errors in the historical consolidated financial statements of Westland, within the A&D segment, that are being corrected as an immaterial revision of those financial statements. Specifically, the adjustments include net sales being overstated by $0.3 million in the first quarter of 2021, along with inventory being overstated and cost of goods sold being understated by $0.8 million in the first quarter of 2021. The tax impact of correcting these errors was a reduction in tax expense of $0.2 million in the first quarter of 2021. The table below shows the impact of these adjustments to the first quarter of 2021. Management has determined that these adjustments are not material to the prior year period.

	First Quarter	First Quarter
(Dollars in thousands, except per share amounts)	(As Reported)	(As Adjusted)

2021

Net sales	$162,949	162,674
Cost of sales	98,777	99,622
Earnings before income taxes	17,660	16,540
Income tax expense	3,974	3,722
Net earnings	13,686	12,818

Diluted earnings (loss) per share:
Net earnings	$0.52	0.49

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the first quarters of 2022 and 2021 represent the three-month periods ended December 31, 2021 and 2020, respectively.

COVID-19 TRENDS AND UNCERTAINTIES

The COVID-19 global pandemic has continued to create significant and unprecedented challenges, and during these highly uncertain times, our top priority remains the health and safety of our employees, customers and suppliers, thereby securing the financial well-being of the Company and supporting business continuity. The economic uncertainty, changes in the propensity for the general public to travel by air, and reductions in demand for commercial aircraft as a result of the COVID-19 pandemic have adversely impacted net sales and operating results in certain of our A&D reporting units. Additionally, the electric utility market has been impacted by reduced domestic electricity consumption related to the pandemic, which in turn impacts utility spending on investments in grid maintenance and testing.

Throughout 2021 and the first quarter of 2022, our Navy, defense aerospace, space and Test segment end-markets have remained solid and now we are beginning to see recovery in our core markets most affected by the pandemic. We are encouraged by the growing strength of our entered orders across the commercial aerospace, electric utility and renewable energy end-markets. While there is still uncertainty as to the timing and pace of recovery in the commercial aerospace and electric utility markets, we have seen these markets begin to stabilize and expect strong growth in the second half of fiscal 2022.

We are also monitoring the impacts of COVID-19 on the fair value of assets. We do not currently anticipate any material asset impairments as a result of the COVID-19 global pandemic. We determined that there was no impairment for the three months ended December 31, 2021. We will continue to monitor the impacts of COVID-19 on the fair value of assets. For further discussion, refer to Management’s Discussion and Analysis contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

OVERVIEW

Sales, net earnings and diluted earnings per share were $177.0 million, $11.5 million and $0.44 per share, respectively, in the first quarter of 2022 compared to $162.7 million, $12.8 million and $0.49 per share, respectively, in the first quarter of 2021.

NET SALES

Net sales increased $14.3 million, or 8.8%, to $177.0 million in the first quarter of 2022 from $162.7 million in the first quarter of 2021. The increase in net sales in the first quarter of 2022 as compared to the first quarter of 2021 was due to an $8.9 million increase in the USG segment, a $3.6 million increase in the Aerospace & Defense segment, and a $1.8 million increase in the Test segment.

-Aerospace & Defense (A&D)

Net sales of $70.2 million in the first quarter of 2022 were $3.6 million, or 5.4%, higher than the $66.6 million in the first quarter of 2021. The sales increase in the first quarter of 2022 compared to the first quarter of 2021 was primarily due to an approximately $6.1 million increase in aerospace shipments at PTI and Mayday and a $2.6 million increase in navy sales at Westland, partially offset by a $4.5 million decrease in navy and space sales from VACCO and Globe due to supply chain issues and a $0.6 million decrease in aerospace shipments at Crissair.

-USG

Net sales of $63.5 million in the first quarter of 2022 were $8.9 million, or 16.4% higher than the $54.5 million in the first quarter of 2021. The increase in the first quarter of 2022 compared to the first quarter of 2021 was mainly due to the recent acquisitions of Altanova and Phenix which contributed $14.5 million in sales partially offset by lower sales of core Doble products, and a $1.7 million increase in net sales at NRG driven by solar products.

-Test

Net sales of $43.3 million in the first quarter of 2022 were $1.8 million, or 4.2%, higher than the $41.5 million in the first quarter of 2021. The increase in the first quarter of 2022 compared to the first quarter of 2021 was primarily due to $5.3 million of higher sales from the segment’s Asian operations partially offset by $3.5 million of lower sales from the segment’s U.S. and European operations, both due to the timing of test and measurement chamber projects.

ORDERS AND BACKLOG

Backlog was $639.4 million at December 31, 2021 compared with $592.0 million at September 30, 2021. The Company received new orders totaling $224.4 million in the first quarter of 2022 compared to $157.6 million in the first quarter of 2021. Of the new orders received in the first quarter of 2022, $90.2 million related to Aerospace & Defense products, $66.2 million related to USG products, and $68.0 million related to Test products. Of the new orders received in the first quarter of 2021, $65.4 million related to Aerospace & Defense products, $48.7 million related to USG products, and $43.5 million related to Test products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses were $46.6 million (26.3% of net sales) for the first quarter of 2022, compared with $41.0 million (25.2% of net sales) for the first quarter of 2021. The increase in SG&A in the first quarter of 2022 compared to the first quarter of 2021 was mainly due to higher expenses at Doble as a result of the SG&A contribution from the Altanova and Phenix acquisitions and higher expenses at Corporate due to acquisition related costs and professional fees.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $6.5 million and $4.9 million for the first quarter of 2022 and 2021, respectively. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the first quarter of 2022 compared to the first quarter of 2021 was mainly due to the Company’s recent acquisitions of Phenix, Altanova and NEco.

OTHER EXPENSES, NET

Other expenses, net, were $0.1 million in the first quarter of 2022 compared to other expenses, net, of $0.1 million in the first quarter of 2021. There were no individually significant items in other expenses (income), net, in the first quarter of 2022. The principal component of other expenses, net, in the first quarter of 2021 included approximately $0.7 million of facility consolidation charges for the Doble Manta facility, including employee severance and lease termination charges.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT was $15.6 million (8.8% of net sales) for the first quarter of 2022 compared to $17.1 million (10.5% of net sales) for the first quarter of 2021.

The following table presents a reconciliation of EBIT to a GAAP financial measure:

	Three Months Ended
	December 31,
(In thousands)	2021	2020
Net earnings	$11,524	12,818
Plus: Interest expense, net	733	541
Plus: Income tax expense	3,313	3,722
Consolidated EBIT	$15,570	17,081

– Aerospace & Defense

EBIT was $10.0 million (14.2% of net sales) in the first quarter of 2022 compared to $8.3 million (12.4% of net sales) in the first quarter of 2021. The increase in EBIT in the first quarter of 2022 compared to the first quarter of 2021 was mainly due to higher sales volumes at PTI, Westland and Mayday partially offset a decrease in EBIT at VACCO, Crissair and Globe due to the lower sales volumes mentioned above. In addition, EBIT in the first quarter of 2022 was negatively impacted by a $0.1 million inventory step-up charge related to the NEco acquisition.

– USG

EBIT was $13.4 million (21.1% of net sales) in the first quarter of 2022 compared to $12.7 million (23.3% of net sales) in the first quarter of 2021. The increase in EBIT in the first quarter of 2022 compared to the first quarter of 2021 was mainly due to the higher sales volumes in the first quarter of 2022. EBIT in the first quarter of 2022 was negatively impacted by approximately $0.5 million of inventory step-up charges related to the Altanova acquisition.

– Test

EBIT was $4.0 million (9.2% of net sales) in the first quarter of 2022 compared to $5.3 million (12.9% of net sales) in the first quarter of 2021. The decrease in EBIT in the first quarter of 2022 compared to the first quarter of 2021 was primarily due to lower sales volumes from the segment’s U.S. and European operations and higher material and labor costs which have negatively impacted EBIT.

– Corporate

Corporate costs included in EBIT were $11.7 million and $9.3 million in the first quarter of 2022 and 2021, respectively. The increase in Corporate costs in the first quarter of 2022 compared to the first quarter of 2021 was mainly due to the increase in amortization expense of acquired intangible assets related to the Company’s recent acquisitions of Phenix, Altanova and NEco.

INTEREST EXPENSE, NET

Interest expense was $0.7 million and $0.5 million in the first quarter of 2022 and 2021, respectively. The increase in interest expense in the first quarter of 2022 as compared to the first quarter of 2021 was mainly due to higher average outstanding borrowings ($183 million compared to $70 million).

INCOME TAX EXPENSE

The effective income tax rate was 22.3% in the first quarter of 2022 compared to 22.5% in the first quarter of 2021. Income tax expense in the first quarter of 2022 was favorably impacted by excess tax benefit related to the vesting of share based compensation, decreasing the effective tax rate for the quarter by 1.7%.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remain strong. Working capital from continuing operations (current assets less current liabilities) increased to $218.9 million at December 31, 2021 from $188.4 million at September 30, 2021. Inventories increased by $17.9 million during this period mainly due to an $8.8 million increase within the Test segment, a $4.6 million increase within the Aerospace & Defense segment and a $4.5 million increase within the USG segment resulting primarily from the timing of receipt of raw materials to meet anticipated demand and an increase in work in process inventories due to timing of manufacturing existing orders.

Net cash provided by operating activities was $1.9 million and $24.8 million in the first quarters of 2022 and 2021, respectively. The decrease in net cash provided by operating activities in the first quarter of 2022 as compared to the first quarter of 2021 was driven by higher working capital requirements.

Capital expenditures were $14.1 million and $6.0 million in the first quarters of 2022 and 2021, respectively. The increase in the first quarter of 2022 was mainly due to the purchase of the NRG building of approximately $10 million in the first quarter of 2022. In addition, the Company incurred expenditures for capitalized software of approximately $2.0 million and $1.6 million in the first quarters of 2022 and 2021, respectively.

Acquisition

On November 4, 2021, the Company acquired Networks Electronic Company, LLC (NEco) for a purchase price of approximately $15.2 million, net of cash acquired. NEco, based in Chatsworth, California, provides miniature electro-explosive devices utilized in mission-critical defense and aerospace applications. Since the date of acquisition, the operating results for the NEco business have been included as part of PTI in the A&D segment.

Credit Facility

At December 31, 2021, the Company had approximately $291 million available to borrow under its bank credit facility, a $250 million increase option subject to lender approval, and $55.7 million cash on hand. At December 31, 2021, the Company had $198 million of outstanding borrowings under the credit facility and short-term borrowings in addition to outstanding letters of credit of $10.7 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Share Repurchases

During the first quarter of 2022, the Company repurchased approximately 116,000 shares for $10.0 million. For further information on the share repurchases during the first quarter of 2022, see Part II, Item 2 of this Report.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 15, 2021 to stockholders of record as of October 1, 2021. Subsequent to December 31, 2021, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on January 19, 2022 to stockholders of record as of January 4, 2022.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that reflect or are based on current expectations, estimates, forecasts, projections or assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These may include, but are not necessarily limited to, statements about: the continuing effects of the COVID-19 pandemic including any impairment of the Company’s assets, impacts to commercial aerospace, military and utility markets which the Company serves, the strength of certain end markets served by the Company, and the timing of the recovery of certain end markets which the Company serves; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the outcome of current litigation, claims and charges; timing of the repayment of the current portion of the Company’s long-term debt; future revenues from remaining performance obligations; fair values of reporting units; the deductibility of goodwill; estimates and assumptions that affect the reported amounts of assets and liabilities; the recognition of compensation cost related to share-based compensation arrangements; the Company’s ability to hedge against or otherwise manage market risks through the use of derivative financial instruments; the extent to which hedging gains or losses will be offset by losses or gains on related underlying exposures; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and the following: the continuing impact of the COVID-19 pandemic including the effects of known or unknown COVID-19 variants, labor shortages, facility closures, shelter in place policies or quarantines, material shortages, transportation delays, termination or delays of Company contracts and the inability of our suppliers or customers to perform; the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future contract awards or customer orders; the appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; labor disputes; changes in U.S. tax laws and regulations; other changes in laws and regulations including but not limited to changes in accounting standards and foreign taxation; changes in interest rates; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; and the integration of recently acquired businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. The Company’s Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. All derivative instruments are reported on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the respective derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. There has been no material change to the Company’s market risks since September 30, 2021. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 for further discussion about market risk.

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

As previously disclosed in Part II Item 9A in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, Management concluded there were material weaknesses in the Company’s internal control over financial reporting at a reporting unit within the Company’s Aerospace & Defense (A&D) segment, related to an ineffective design and implementation of certain controls over revenue recognition and the accumulation of inventory costs and the determination of inventory carrying values. Remedial actions have been identified and implemented to address these controls including the following: a) Dedicated additional resources to improve the Company’s risk assessment process to ensure that it is comprehensive, continuous, and designed to identify and assess changes that could significantly impact internal control over financial reporting; b) Improved Company policies, procedures and system and process controls related to inventory costing and revenue recognition; and c) Provided additional risk assessment training to the A&D segment finance department on the applicable financial reporting requirements and related accounting policies. During the first quarter of 2022, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weaknesses have been remediated as of December 31, 2021.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES*

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs*
October 1-31, 2021	—	N/A	—	$200.0 million
November 1-30, 2021	6,892	$82.11	6,892	$199.4 million
December 1-31, 2021	108,784	$86.70	108,784	$190.0 million
Total	115,676	$86.43	115,676	$190.0 million

*     On August 5, 2021, the Company’s Board of Directors approved a new common stock program, which was announced on August 9, 2021, authorizing us to repurchase shares of our stock from time to time at our discretion, in the open market or otherwise, up to a maximum total repurchase amount equal to $200 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). This program is scheduled to expire September 30, 2024. The Company has not determined whether or when it will make additional repurchases under the program.

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 19, 2019

10.1	Form of Performance Share Unit Awards to Executive Officers under 2018 Omnibus Incentive Plan	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

104	Cover Page Interactive Data File (contained in Exhibit 101)	Submitted herewith

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

Dated: February 9, 2022