Form 10-Q
period 2022-03-31
ESCO TECHNOLOGIES INC
filed 2022-05-10
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at April 30, 2022
Common stock, $.01 par value per share	25,850,916

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021

Net sales	$204,928	165,894
Costs and expenses:
Cost of sales	128,375	103,553
Selling, general and administrative expenses	47,959	38,746
Amortization of intangible assets	6,510	4,917
Interest expense, net	1,020	432
Other income, net	(604)	(1,903)
Total costs and expenses	183,260	145,745

Earnings before income taxes	21,668	20,149
Income tax expense	5,085	4,745
Net earnings	$16,583	15,404

Earnings per share:
Basic -
Net earnings	0.64	0.59

Diluted -
Net earnings	$0.64	0.59

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended
	March 31,
	2022	2021

Net sales	$381,938	328,568
Costs and expenses:
Cost of sales	236,680	203,175
Selling, general and administrative expenses	94,594	79,746
Amortization of intangible assets	12,977	9,865
Interest expense, net	1,753	973
Other income, net	(571)	(1,880)
Total costs and expenses	345,433	291,879

Earnings before income taxes	36,505	36,689
Income tax expense	8,398	8,467
Net earnings	$28,107	28,222

Earnings per share:
Basic — Net earnings	$1.08	1.08

Diluted — Net earnings	$1.08	1.08

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net earnings	$16,583	15,404	28,107	28,222
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,811)	116	(5,311)	5,465
Total other comprehensive income (loss), net of tax	(2,811)	116	(5,311)	5,465
Comprehensive income	$13,772	15,520	22,796	33,687

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31,	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$54,324	56,232
Accounts receivable, net of allowance for doubtful accounts of $3,403 and $3,445, respectively	140,497	146,341
Contract assets	111,453	93,771
Inventories, net	175,152	147,148
Other current assets	31,972	22,662
Total current assets	513,398	466,154
Property, plant and equipment, net of accumulated depreciation of $156,237 and $147,551, respectively	156,963	154,265
Intangible assets, net of accumulated amortization of $162,869 and $149,892, respectively	407,203	409,250
Goodwill	508,406	504,853
Operating lease assets	30,139	31,846
Other assets	9,677	10,977
Total assets	$1,625,786	1,577,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term borrowings	$20,000	20,000
Accounts payable	71,811	56,669
Contract liabilities	108,629	106,045
Accrued salaries	30,150	39,768
Accrued other expenses	47,205	52,513
Total current liabilities	277,795	274,995
Deferred tax liabilities	82,187	73,560
Non-current operating lease liabilities	26,302	28,032
Other liabilities	42,329	47,062
Long-term debt	176,000	134,000
Total liabilities	604,613	557,649
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,705,913 and 30,666,173 shares, respectively	307	307
Additional paid-in capital	298,353	297,644
Retained earnings	854,946	830,989
Accumulated other comprehensive loss, net of tax	(7,472)	(2,161)
	1,146,134	1,126,779
Less treasury stock, at cost: 4,826,545 and 4,604,741 common shares, respectively	(124,961)	(107,083)
Total shareholders’ equity	1,021,173	1,019,696
Total liabilities and shareholders’ equity	$1,625,786	1,577,345

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$28,107	28,222
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,292	20,115
Stock compensation expense	3,428	2,745
Changes in assets and liabilities	(41,451)	9,179
Gain on sale of building and land	—	(1,950)
Effect of deferred taxes	8,627	(989)
Net cash provided by operating activities	23,003	57,322
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(15,592)	(6,684)
Proceeds from sale of building and land	—	1,950
Additions to capitalized software	(4,727)	(3,973)
Capital expenditures	(20,715)	(13,153)
Net cash used by investing activities	(41,034)	(21,860)
Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	88,000	34,000
Principal payments on long-term debt and short-term borrowings	(46,000)	(74,368)
Purchases of common stock into treasury	(17,878)	—
Dividends paid	(4,150)	(4,167)
Other	(2,719)	—
Net cash provided (used) by financing activities	17,253	(44,535)
Effect of exchange rate changes on cash and cash equivalents	(1,130)	2,166
Net decrease in cash and cash equivalents	(1,908)	(6,907)
Cash and cash equivalents, beginning of period	56,232	52,560
Cash and cash equivalents, end of period	$54,324	45,653

Supplemental cash flow information:
Interest paid	$1,002	281
Income taxes paid (including state and foreign)	1,558	14,047

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

The Company’s results for the three-month period ended March 31, 2022 are not necessarily indicative of the results for the entire 2022 fiscal year. References to the second quarters of 2022 and 2021 represent the fiscal quarters ended March 31, 2022 and 2021, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates. Certain prior period deferred revenue amounts have been reclassified to noncurrent to conform with the current year presentation.

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

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2022	2021	2022	2021
Weighted Average Shares Outstanding — Basic	25,953	26,038	26,008	26,038
Dilutive Restricted Shares	92	163	90	154
Adjusted Shares — Diluted	26,045	26,201	26,098	26,192

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

4.    SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated and/or time-vested restricted stock unit awards, and to non-employee directors under a non-employee directors compensation plan.

Performance-Accelerated Restricted Stock Unit (PARS) Awards and Time-Vested Restricted Stock Unit (RSU) Awards

Compensation expense related to the PARS/RSU awards was $1.5 million and $2.8 million for the three and six-month periods ended March 31, 2022, respectively, and $1.1 million and $2.1 million for the corresponding periods in 2021. As of March 31, 2022, there were 210,119 unvested stock units outstanding.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.6 million for the three and six-month periods ended March 31, 2022, respectively, and $0.3 million and $0.6 million for the corresponding periods in 2021.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.7 million and $3.4 million for the three and six-month periods ended March 31, 2022, respectively, and $1.4 million and $2.7 million for the corresponding periods in 2021. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million and $0.5 million for the three and six-month periods ended March 31, 2022, respectively, and $0.3 million and $0.7 million for the corresponding periods in 2021. As of March 31, 2022, there was $10.9 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.9 years.

5.    INVENTORIES

Inventories, net, consist of the following:

	March 31,	September 30,
(In thousands)	2022	2021
Finished goods	$37,434	32,998
Work in process	46,447	34,201
Raw materials	91,271	79,949
Total inventories, net	$175,152	147,148

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at March 31, 2022 and September 30, 2021 are the following intangible assets gross carrying amounts and accumulated amortization:

	March 31,	September 30,
(Dollars in thousands)	2022	2021
Goodwill	$508,406	504,853

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,208	2,131
Less: accumulated amortization	1,029	972
Net	$1,178	1,159

Capitalized software
Gross carrying amount	$98,398	93,671
Less: accumulated amortization	67,013	63,740
Net	$31,385	29,931

Customer relationships
Gross carrying amount	$292,887	288,530
Less: accumulated amortization	88,933	80,882
Net	$203,954	207,648

Other
Gross carrying amount	$14,567	13,080
Less: accumulated amortization	5,897	4,301
Net	$8,670	8,779
Intangible assets with indefinite lives:
Trade names	$162,016	161,733

The changes in the carrying amount of goodwill attributable to each business segment for the six months ended March 31, 2022 is as follows:

			Aerospace
(Dollars in millions)	USG	Test	& Defense	Total
Balance as of September 30, 2021	366.5	34.1	104.3	504.9
Acquisition activity and adjustments	0.3	—	5.7	6.0
Foreign currency translation	(2.5)	—	—	(2.5)
Balance as of March 31, 2022	$364.3	34.1	110.0	508.4

7.    BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers and classifies its continuing business operations in three reportable segments for financial reporting purposes: Aerospace & Defense, Utility Solutions Group (USG), and RF Shielding and Test (Test).

The Aerospace & Defense segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair), Westland Technologies Inc. (Westland), Mayday Manufacturing Co. (Mayday) and Globe Composite Solutions, LLC (Globe). The companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements and fluid control devices used in aerospace and defense applications; unique filter mechanisms used in micro-propulsion devices for satellites, custom designed filters for manned aircraft and submarines; products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; and metal processing services.

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

	Three Months		Six Months
	Ended March 31,		Ended March 31,
(In thousands)	2022	2021	2022	2021
NET SALES
Aerospace & Defense	$84,821	82,528	155,065	149,144
USG	64,191	39,555	127,676	94,095
Test	55,916	43,811	99,197	85,329
Consolidated totals	$204,928	165,894	381,938	328,568

EBIT
Aerospace & Defense	$14,349	17,006	24,304	25,266
USG	11,314	6,725	24,705	19,456
Test	8,494	5,688	12,459	11,030
Corporate (loss)	(11,469)	(8,838)	(23,210)	(18,090)
Consolidated EBIT	22,688	20,581	38,258	37,662
Less: Interest expense	(1,020)	(432)	(1,753)	(973)
Earnings before income taxes	$21,668	20,149	36,505	36,689

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

8.    DEBT

The Company’s debt is summarized as follows:

	March 31,	September 30,
(In thousands)	2022	2021
Total borrowings	$196,000	154,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$176,000	134,000

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

At March 31, 2022, the Company had approximately $296 million available to borrow under the Credit Facility, plus the $250 million increase option, subject to lender approval, in addition to $54.3 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of March 31, 2022, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $8.1 million at March 31, 2022.

Interest on borrowings under the Credit Facility is calculated at a spread over either the New York Federal Reserve Bank Rate, the prime rate or the London Interbank Offered Rate (LIBOR), depending on various factors. The Credit Facility also requires a facility fee ranging from 10 to 25 basis points per annum on the unused portion. The Credit Facility is secured by the unlimited guaranty of the Company’s direct and indirect material U.S. subsidiaries and the pledge of 100% of the equity interests of its direct and indirect material foreign subsidiaries. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 1.29% and 1.23% for the three and six-month periods ending March 31, 2022, respectively, and 1.27% and 1.40% for the three and six-month periods ending March 31, 2021. As of March 31, 2022, the Company was in compliance with all covenants.

9.    INCOME TAX EXPENSE

The second quarter 2022 effective income tax rate was 23.5% compared to 23.5% in the second quarter of 2021. The effective income tax rate in the first six months of 2022 was 23.0% compared to 23.1% for the first six months of 2021. There were no significant or unusual items impacting the 2022 second quarter or year-to-date effective tax rate.

10.  SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three and six months of 2022 and 2021 is shown below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Common stock
Beginning balance	307	306	307	306
Stock plans	—	—	—	—
Ending balance	307	306	307	306

Additional paid-in-capital
Beginning balance	296,277	294,735	297,644	293,682
Stock plans	2,076	1,061	709	2,114
Ending balance	298,353	295,796	298,353	295,796

Retained earnings
Beginning balance	840,434	786,563	830,989	775,829
Net earnings common stockholders	16,583	15,404	28,107	28,222
Dividends paid	(2,071)	(2,083)	(4,150)	(4,167)
Ending balance	854,946	799,884	854,946	799,884

Accumulated other comprehensive income (loss)
Beginning balance	(4,661)	1,692	(2,161)	(3,657)
Foreign currency translation	(2,811)	116	(5,311)	5,465
Ending balance	(7,472)	1,808	(7,472)	1,808

Treasury stock
Beginning balance	(117,080)	(107,134)	(107,083)	(107,134)
Issued under stock plans	(7,881)	—	(17,878)	—
Ending balance	(124,961)	(107,134)	(124,961)	(107,134)

Total equity	1,021,173	990,660	1,021,173	990,660

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2022 and September 30, 2021 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, and are immaterial.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and six-month periods ended March 31, 2022.

12.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three and six-month periods ended March 31, 2022 are presented in the tables below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The tables below also include a reconciliation of the disaggregated revenue within each reportable segment.

Three months ended March 31, 2022	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$33,562	$63,379	$51,903	$148,844
U.S. Government	51,259	812	4,013	56,084
Total revenues	$84,821	$64,191	$55,916	$204,928

Geographic location:
United States	$72,621	$41,458	$31,071	$145,150
International	12,200	22,733	24,845	59,778
Total revenues	$84,821	$64,191	$55,916	$204,928

Revenue recognition method:
Point in time	$35,666	$51,202	$14,838	$101,706
Over time	49,155	12,989	41,078	103,222
Total revenues	$84,821	$64,191	$55,916	$204,928

Six months ended March 31, 2022	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$61,489	$126,221	$92,941	$280,651
U.S. Government	93,576	1,455	6,256	101,287
Total revenues	$155,065	$127,676	$99,197	$381,938

Geographic location:
United States	$133,313	$80,199	$54,047	$267,559
International	21,752	47,477	45,150	114,379
Total revenues	$155,065	$127,676	$99,197	$381,938

Revenue recognition method:
Point in time	$64,223	$102,037	$27,660	$193,920
Over time	90,842	25,639	71,537	188,018
Total revenues	$155,065	$127,676	$99,197	$381,938

Revenues by customer type, geographic location, and revenue recognition method for the three and six-month periods ended March 31, 2021 are presented in the tables below.

Three months ended March 31, 2021	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$33,223	$38,549	$39,305	$111,077
U.S. Government	49,305	1,006	4,506	54,817
Total revenues	$82,528	$39,555	$43,811	$165,894

Geographic location:
United States	$72,287	$27,445	$22,965	$122,697
International	10,241	12,110	20,846	43,197
Total revenues	$82,528	$39,555	$43,811	$165,894

Revenue recognition method:
Point in time	$37,127	$27,563	$9,248	$73,938
Over time	45,401	11,992	34,563	91,956
Total revenues	$82,528	$39,555	$43,811	$165,894

Six months ended March 31, 2021	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$61,089	$92,414	$76,027	$229,530
U.S. Government	88,055	1,681	9,302	99,038
Total revenues	$149,144	$94,095	$85,329	$328,568

Geographic location:
United States	$129,824	$64,490	$46,231	$240,545
International	19,320	29,605	39,098	88,023
Total revenues	$149,144	$94,095	$85,329	$328,568

Revenue recognition method:
Point in time	$64,000	$69,931	$18,116	$152,047
Over time	85,144	24,164	67,213	176,521
Total revenues	$149,144	$94,095	$85,329	$328,568

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

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At March 31, 2022, the Company had $670.9 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 77% in the next twelve months.

Contract assets and liabilities

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. Because of the timing difference of revenue recognition and customer billing, these contracts will often result in revenue recognized in excess of billings and billings in excess of costs incurred. At March 31, 2022, contract assets and liabilities totaled

$111.5 million and $113.0 million, respectively. During the first six months of 2022, the Company recognized approximately $51 million in revenues that were included in the contract liabilities balance at September 30, 2021. The increase in net contract assets in the first six months of 2022 was due to revenue being recognized for performance completed during the period that exceeded customer billings. Other factors that impacted the change in net contract liabilities were immaterial. At October 1, 2020, contract assets and liabilities totaled $94.3 million and $100.6 million, respectively.

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2022	2021
Finance lease cost
Amortization of right-of-use assets	$607	$492
Interest on lease liabilities	291	311
Operating lease cost	1,578	1,424
Total lease costs	$2,476	$2,227

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2022	2021
Finance lease cost
Amortization of right-of-use assets	$1,214	$985
Interest on lease liabilities	593	623
Operating lease cost	3,131	2,877
Total lease costs	$4,938	$4,485

Additional information related to leases are shown below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,512	$1,375
Operating cash flows from finance leases	245	311
Financing cash flows from finance leases	304	419
Right-of-use assets obtained in exchange for operating lease liabilities	346	—

	Six Months Ended	Six Months Ended
	March 31,	March 31,
(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,008	$2,800
Operating cash flows from finance leases	492	623
Financing cash flows from finance leases	605	838
Right-of-use assets obtained in exchange for operating lease liabilities	1,247	—

	March 31, 2022		March 31, 2021
Weighted-average remaining lease term
Operating leases	9.9	years	5.8	years
Finance leases	12.5	years	12.2	years
Weighted-average discount rate
Operating leases	3.12%		3.11%
Finance leases	4.58%		4.31%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on March 31, 2022:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2022 (excluding the six months ended March 31, 2022)	$2,843	1,100
2023	5,244	2,256
2024	4,198	2,315
2025	3,639	2,370
2026 and thereafter	20,161	21,431
Total minimum lease payments	36,085	29,472
Less: amounts representing interest	5,145	7,670
Present value of net minimum lease payments	$30,940	21,802
Less: current portion of lease obligations	4,638	1,277
Non-current portion of lease obligations	26,302	20,525

ROU assets	$30,139	18,129

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

14.  ADJUSTED QUARTERLY FINANCIAL INFORMATION

During 2021, the Company identified immaterial errors in the historical consolidated financial statements of Westland, within the A&D segment, that are being corrected as an immaterial revision of those financial statements. Specifically, the adjustments include net sales being overstated by $0.8 million in the second quarter of 2021, along with inventory being overstated and cost of goods sold being understated by $0.4 million in the second quarter of 2021. The tax impact of correcting these errors was a reduction in tax expense of $0.3 million in the second quarter of 2021. The table below shows the impact of these adjustments to the second quarter of 2021. Management has determined that these adjustments are not material to the prior year period.

	Second Quarter	Second Quarter
(Dollars in thousands, except per share amounts)	(As Reported)	(As Adjusted)

2021

Net sales	$166,644	165,894
Cost of sales	103,113	103,553
Earnings before income taxes	21,339	20,149
Income tax expense	5,025	4,745
Net earnings	16,314	15,404

Diluted earnings (loss) per share:
Net earnings	$0.62	0.59

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID-19 TRENDS AND UNCERTAINTIES

The COVID-19 global pandemic has continued to create significant and unprecedented challenges, including constraints on the Company’s supply chain. The economic uncertainty, changes in the propensity for the general public to travel by air, and reductions in demand for commercial aircraft as a result of the COVID-19 pandemic have adversely impacted net sales and operating results in certain of our A&D reporting units. Additionally, the electric utility market has been impacted by reduced domestic electricity consumption related to the pandemic, which in turn impacts utility spending on investments in grid maintenance and testing.

Throughout 2021 and the first six months of 2022, our Navy, defense aerospace, space and Test segment end-markets have remained solid and we are now seeing recovery in our core markets most affected by the pandemic. We are encouraged by the growing strength of our entered orders across the commercial aerospace, electric utility and renewable energy end-markets. While there is still uncertainty as to the timing and pace of recovery in the commercial aerospace and electric utility markets, we have seen these markets begin to stabilize and expect strong growth in the second half of fiscal 2022.

We are also monitoring the impacts of COVID-19 on the fair value of assets. We do not currently anticipate any material asset impairments as a result of the COVID-19 global pandemic. We determined that there was no impairment for the three and six-month period ended March 31, 2022. We will continue to monitor the impacts of COVID-19 on the fair value of assets. For further discussion, refer to Management’s Discussion and Analysis contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

RESULTS OF OPERATIONS

References to the second quarters of 2022 and 2021 represent the three-month periods ended March 31, 2022 and 2021, respectively.

OVERVIEW

In the second quarter of 2022, sales, net earnings and diluted earnings per share were $204.9 million, $16.6 million and $0.64 per share, respectively, compared to $165.9 million, $15.4 million and $0.59 per share, respectively, in the second quarter of 2021. In the first six months of 2022, sales, net earnings and diluted earnings per share were $381.9 million, $28.1 million and $1.08 per share, respectively, compared to $328.6 million, $28.2 million and $1.08 per share, respectively, in the first six months of 2021.

NET SALES

In the second quarter of 2022, net sales of $204.9 million were $39.0 million, or 23.5%, higher than the $165.9 million in the second quarter of 2021. In the first six months of 2022, net sales of $381.9 million were $53.3 million, or 16.2%, higher than the $328.6 million in the first six months of 2021. The increase in net sales in the second quarter of 2022 as compared to the second quarter of 2021 was due to a $24.6 million increase in the USG segment, a $12.1 million increase in the Test segment, and a $2.3 million increase in the Aerospace & Defense segment. The increase in net sales in the first six months of 2022 as compared to the first six months of 2021 was due to a $33.5 million increase in the USG segment, a $13.8 million increase in the Test segment, and a $6.0 million increase in the Aerospace & Defense segment.

-Aerospace & Defense (A&D)

In the second quarter of 2022, net sales of $84.8 million were $2.3 million, or 2.8%, higher than the $82.5 million in the second quarter of 2021. In the first six months of 2022, net sales of $155.1 million were $6.0 million, or 4.0%, higher than the $149.1 million in the first six months of 2021. The sales increase in the second quarter of 2022 compared to the second quarter of 2021 was mainly due to a $2.8 million increase in net sales at Mayday, a $1.0 million increase in net sales at PTI, a $0.9 million increase in net sales at Globe, an $0.8 million increase in net sales at Westland, a $0.4 million increase in net sales at Crissair, primarily due to an increase in commercial aerospace sales driven by the rebound from the COVID-19 pandemic, partially offset by a $3.6 million decrease in sales at VACCO driven by timing of navy defense projects. The sales increase in the first six months of 2022 compared to the first six months of 2021 was mainly due to a $4.5 million increase in net sales at Mayday, a $5.4 million increase in net sales at PTI, a $3.4 million increase in net sales at Westland, and a $0.3 million increase in net sales at Globe, primarily due to an increase in commercial aerospace sales driven by the rebound from the COVID-19 pandemic, partially offset by a $7.6 million decrease in net sales at VACCO driven by timing of navy defense projects.

-USG

In the second quarter of 2022, net sales of $64.2 million were $24.6 million, or 62.1%, higher than the $39.6 million in the second quarter of 2021. In the first six months of 2022, net sales of $127.7 million were $33.6 million, or 35.7%, higher than the $94.1 million in the first six months of 2021. The increase in the second quarter and first six months of 2022 compared to the corresponding periods of 2021 was mainly due to higher product and service revenue at Doble primarily driven by the acquisitions of Altanova and Phenix, and an increase in product sales at NRG. The revenue contribution from the Altanova and Phenix acquisitions totaled $10.4 million and $25.0 million for the second quarter and first six months of 2022, respectively.

-Test

In the second quarter of 2022, net sales of $55.9 million were $12.1 million, or 27.6%, higher than the $43.8 million in the second quarter of 2021. In the first six months of 2022, net sales of $99.2 million were $13.9 million, or 16.3%, higher than the $85.3 million in the first six months of 2021. The increase in the second quarter of 2022 as compared to the second quarter of 2021 was primarily due to higher sales from the Company’s U.S. and Asian operations totaling $12.8 million partially offset by a $0.7 million decrease in sales from the segment’s European operations due to the timing of test and measurement chamber projects. The increase in the first six months of 2022 compared to the first six months of 2021 was due to higher sales from the Company’s Asian and U.S. operations totaling $17.3 million partially offset by a $3.4 million decrease in sales from the segment’s European operations due to the timing of test and measurement chamber projects.

ORDERS AND BACKLOG

Backlog was $670.9 million at March 31, 2022 compared with $592.0 million at September 30, 2021. The Company received new orders totaling $236.5 million in the second quarter of 2022 compared to $176.2 million in the second quarter of 2021. Of the new orders received in the second quarter of 2022, $94.6 million related to Aerospace & Defense products, $86.5 million related to USG products, and $55.4 million related to Test products. Of the new orders received in the second quarter of 2021, $88.2 million related to Aerospace & Defense products, $43.6 million related to USG products, and $44.4 million related to Test products.

The Company received new orders totaling $460.9 million in the first six months of 2022 compared to $333.9 million in the first six months of 2021. Of the new orders received in the first six months of 2022, $184.8 million related to Aerospace & Defense products, $152.7 million related to USG products, and $123.4 million related to Test products. Of the new orders received in the first six months of 2021, $153.6 million related to Aerospace & Defense products, $92.4 million related to USG products, and $87.9 million related to Test products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of 2022 were $48.0 million (23.4% of net sales), compared with $38.7 million (23.3% of net sales) for the second quarter of 2021. For the first six months of 2022, SG&A expenses were $94.6 million (24.8% of net sales) compared to $79.7 million (24.3% of net sales) for the first six months of 2021. The increase in SG&A in the second quarter and first six months of 2022 compared to the corresponding periods of 2021 was mainly due to higher expenses at Doble as a result of the SG&A contribution from the Altanova and Phenix acquisitions and higher expenses at Corporate due to acquisition related costs and professional fees.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets from continuing operations was $6.5 million and $13.0 million for the second quarter and first six months of 2022, respectively, compared to $4.9 million and $9.9 million for the corresponding periods of 2021. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the second quarter and first six months of 2022 compared to the corresponding periods of 2021 was mainly due to the Company’s recent acquisitions of Phenix, Altanova and NEco.

OTHER INCOME, NET

Other income, net, was $0.6 million of income in the second quarter of 2022 compared to $1.9 million of income in the second quarter of 2021. There were no individually significant items in other income, net, in the second quarter of 2022. The principal component of other income, net, in the second quarter of 2021 was a gain of approximately $2 million for the final settlement on the sale of the Doble Watertown, MA building, partially offset by facility consolidation charges for the Doble Manta facility.

Other income, net, was $0.6 million of income in the first six months of 2022 compared to $1.9 million of income in the first six months of 2021. There were no individually significant items in other income, net, in the first six months of 2022. The principal component of other income, net, in the first six months of 2021 was a gain of approximately $2 million for the final settlement on the sale of the Doble Watertown, MA building, partially offset by facility consolidation charges for the Doble Manta facility.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT was $22.7 million (11.1% of net sales) for the second quarter of 2022 compared to $20.6 million (12.4% of net sales) for the second quarter of 2021. For the first six months of 2022, EBIT was $38.3 million (10.0% of net sales) compared to $37.7 million (11.5% of net sales) for the first six months of 2021.

The following table presents a reconciliation of EBIT to net earnings.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2022	2021	2022	2021
Net earnings	$16,583	15,404	28,107	28,222
Plus: Interest expense, net	1,020	432	1,753	973
Plus: Income tax expense	5,085	4,745	8,398	8,467
Consolidated EBIT	$22,688	20,581	38,258	37,662

– Aerospace & Defense

EBIT in the second quarter of 2022 was $14.3 million (16.9% of net sales) compared to $17.0 million (20.6% of net sales) in the second quarter of 2021. EBIT in the first six months of 2022 was $24.3 million (15.7% of net sales) compared to $25.3 million (16.9% of net sales) in the first six months of 2021. The decrease in EBIT in the second quarter and first six months of 2022 compared to the corresponding periods of 2021 was mainly due to lower sales volumes at VACCO and unfavorable product mix impact at PTI and Crissair partially offset by an increase in EBIT at Westland, Mayday and Globe due to the higher sales volumes as mentioned above. EBIT in the first six months of 2022 was negatively impacted by a $0.3 million inventory step-up charge related to the NEco acquisition. EBIT in the first six months of 2021 was negatively impacted by a $0.3 million inventory step-up charge related to the ATM acquisition.

-USG

EBIT in the second quarter of 2022 was $11.3 million (17.6% of net sales) compared to $6.7 million (17.0% of net sales) in the second quarter of 2021. EBIT in the first six months of 2022 was $24.7 million (19.3% of net sales) compared to $19.5 million (20.7% of net sales) in the first six months of 2021. The increase in EBIT in the second quarter and first six months of 2022 compared to the corresponding periods of 2021 was mainly due to the higher sales volumes at Doble and NRG as mentioned above. EBIT in the first six months of 2022 was negatively impacted by approximately $0.5 million of inventory step-up charges related to the Altanova acquisition.

-Test

EBIT in the second quarter of 2022 was $8.5 million (15.2% of net sales) compared to $5.7 million (13.0% of net sales) in the second quarter of 2021. EBIT in the first six months of 2022 was $12.5 million (12.6% of net sales) compared to $11.0 million (12.9% of net sales) in the first six months of 2021. The increase in EBIT in the second quarter and first six months of 2022 compared to the corresponding periods of 2021 was primarily due to product mix and higher margins on projects mainly from the segment’s Asian and U.S. operations.

– Corporate

Corporate costs included in EBIT were $11.5 million and $23.2 million in the second quarter and first six months of 2022, respectively, compared to $8.8 million and $18.1 million in the corresponding periods of 2021. The increase in Corporate costs in the second quarter and first six months of 2022 compared to the corresponding periods of 2021 was mainly due to the increase in amortization expense of acquired intangible assets related to the Company’s recent acquisitions of Phenix, Altanova and NEco.

INTEREST EXPENSE, NET

Interest expense was $1.0 million and $1.8 million in the second quarter and first six months of 2022, respectively, and $0.4 million and $1.0 million in the corresponding periods of 2021. The increase in interest expense in the second quarter and first six months of 2022 compared to the corresponding periods of 2021 was mainly due to higher average outstanding borrowings. Average outstanding borrowings were $197 million and $190 million in the second quarter and first six months of 2022, respectively, and $23 million and $47 million in the corresponding periods of 2021.

INCOME TAX EXPENSE

The second quarter 2022 effective income tax rate was 23.5% compared to 23.5% in the second quarter of 2021. The effective income tax rate in the first six months of 2022 was 23.0% compared to 23.1% for the first six months of 2021. There were no significant or unusual items impacting the 2022 second quarter or year-to-date effective tax rate.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $235.6 million at March 31, 2022 from $191.2 million at September 30, 2021. Inventories increased by $28.0 million during this period due to a $12.6 million increase within the Test segment, a $10.2 million increase within the USG segment and a $5.2 million increase within the Aerospace & Defense segment resulting primarily from the timing of receipt of raw materials to meet anticipated demand and an increase in work in process inventories due to timing of manufacturing existing orders.

Net cash provided by operating activities was $23.0 million and $57.3 million in the first six months of 2022 and 2021, respectively. The decrease in net cash provided by operating activities in the first six months of 2022 as compared to the first six months of 2021 was mainly driven by higher working capital requirements.

Capital expenditures were $20.7 million and $13.2 million in the first six months of 2022 and 2021, respectively. The increase in the first six months of 2022 compared to the prior year period was mainly due to the purchase of the NRG building of approximately $10 million in the first quarter of 2022. In addition, the Company incurred expenditures for capitalized software of $4.7 million and $4.0 million in the first six months of 2022 and 2021, respectively.

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

Credit Facility

At March 31, 2022, the Company had approximately $296 million available to borrow under its bank credit facility, a $250 million increase option subject to lender approval, and $54.3 million cash on hand. At March 31, 2022, the Company had $196 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $8.1 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Share Repurchases

During the first six months of 2022, the Company repurchased approximately 229,000 shares for approximately $18.0 million. For further information on the share repurchases during the second quarter of 2022, see Part II, Item 2 of this Report.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 15, 2021 to stockholders of record as of October 1, 2021. A dividend of $0.08 per share, totaling $2.1 million, was paid on January 19, 2022 to stockholders of record as of January 4, 2022. Subsequent to March 31, 2022, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on April 19, 2022 to stockholders of record as of April 4, 2022.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that reflect or are based on current expectations, estimates, forecasts, projections or assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: the continuing effects of the COVID-19 pandemic including any impairment of the Company’s assets, impacts to commercial aerospace, military and utility markets which the Company serves, the strength of certain end markets served by the Company’s Test and USG segments, and the timing of the recovery of certain end markets which the Company serves, the adequacy of the Company’s credit facility and the Company’s ability to increase it; the outcome of current litigation, claims and charges; timing of the repayment of the current portion of the Company’s long-term debt; future revenues from remaining performance obligations; fair values of reporting units; the deductibility of goodwill; estimates and assumptions that affect the reported amounts of assets and liabilities; the recognition of compensation cost related to share-based compensation arrangements; the Company’s ability to hedge against or otherwise manage market risks through the use of derivative financial instruments; the extent to which hedging gains or losses will be offset by losses or gains on related underlying exposures; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and the following: the continuing impact of the COVID-19 pandemic including the impacts of known or unknown COVID-19 variants, labor shortages, facility closures, shelter in place policies or quarantines, material shortages, transportation delays, termination or delays of Company contracts and the inability of our suppliers or customers to perform, the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future contract awards or customer orders; the appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; inflationary pressures on the Company’s costs of materials, components and supplies; labor disputes; changes in U.S. tax laws and regulations; other changes in laws and regulations including but not limited to changes in accounting standards and foreign taxation; changes in interest rates; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; and the integration of recently acquired businesses.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES*

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs*
January 1-31, 2022	—	$ N/A	—	$190.0 million
February 1-28, 2022	42,217	$71.04	42,217	$187.0 million
March 1-31, 2022	71,131	$70.27	71,131	$182.0 million
Total	113,348	$70.56	113,348	$182.0 million
*	On August 5, 2021, the Company’s Board of Directors approved a new common stock program, which was announced on August 9, 2021, authorizing us to repurchase shares of our stock from time to time at our discretion, in the open market or otherwise, up to a maximum total repurchase amount equal to $200 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). This program is scheduled to expire September 30, 2024. The Company has not determined whether or when it will make additional repurchases under the program.

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 19, 2019

10.1	Sub-Plan for Compensation of Non-Employee Directors under 2018 Omnibus Incentive Plan	Filed herewith

10.2	Form of Director Share Award Agreement for Non-Employee Directors	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

104	Cover Page Interactive Data File (contained in Exhibit 101)	Submitted herewith

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

Dated: May 10, 2022