Form 10-Q
period 2022-06-30
ESCO TECHNOLOGIES INC
filed 2022-08-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at July 31, 2022
Common stock, $.01 par value per share	25,852,570

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2022	2021

Net sales	$219,066	181,394
Costs and expenses:
Cost of sales	134,454	113,610
Selling, general and administrative expenses	47,479	42,882
Amortization of intangible assets	6,406	4,864
Interest expense, net	1,331	480
Other (income) expenses, net	(106)	615
Total costs and expenses	189,564	162,451

Earnings before income taxes	29,502	18,943
Income tax expense	6,329	4,034
Net earnings	$23,173	14,909

Earnings per share:
Basic -
Net earnings	0.90	0.57

Diluted -
Net earnings	$0.89	0.57

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended
	June 30,
	2022	2021

Net sales	$601,004	509,962
Costs and expenses:
Cost of sales	371,134	316,785
Selling, general and administrative expenses	142,073	122,628
Amortization of intangible assets	19,383	14,729
Interest expense, net	3,084	1,453
Other income, net	(677)	(1,265)
Total costs and expenses	534,997	454,330

Earnings before income taxes	66,007	55,632
Income tax expense	14,727	12,501
Net earnings	$51,280	43,131

Earnings per share:
Basic — Net earnings	$1.98	1.66

Diluted — Net earnings	$1.97	1.65

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net earnings	$23,173	14,909	51,280	43,131
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11,905)	535	(17,216)	6,000
Total other comprehensive income (loss), net of tax	(11,905)	535	(17,216)	6,000
Comprehensive income	$11,268	15,444	34,064	49,131

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30,	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$61,019	56,232
Accounts receivable, net of allowance for doubtful accounts of $3,328 and $3,445, respectively	168,720	146,341
Contract assets	115,840	93,771
Inventories, net	178,168	147,148
Other current assets	29,718	22,662
Total current assets	553,465	466,154
Property, plant and equipment, net of accumulated depreciation of $161,177 and $147,551, respectively	155,961	154,265
Intangible assets, net of accumulated amortization of $169,274 and $149,892, respectively	401,337	409,250
Goodwill	503,439	504,853
Operating lease assets	28,922	31,846
Other assets	9,562	10,977
Total assets	$1,652,686	1,577,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term borrowings	$20,000	20,000
Accounts payable	70,748	56,669
Contract liabilities	117,863	106,045
Accrued salaries	35,256	39,768
Accrued other expenses	48,228	52,513
Total current liabilities	292,095	274,995
Deferred tax liabilities	82,580	73,560
Non-current operating lease liabilities	25,209	28,032
Other liabilities	41,920	47,062
Long-term debt	181,000	134,000
Total liabilities	622,804	557,649
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,707,567 and 30,666,173 shares, respectively	307	307
Additional paid-in capital	299,863	297,644
Retained earnings	876,050	830,989
Accumulated other comprehensive loss, net of tax	(19,377)	(2,161)
	1,156,843	1,126,779
Less treasury stock, at cost: 4,854,997 and 4,604,741 common shares, respectively	(126,961)	(107,083)
Total shareholders’ equity	1,029,882	1,019,696
Total liabilities and shareholders’ equity	$1,652,686	1,577,345

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$51,280	43,131
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	36,247	30,259
Stock compensation expense	5,318	5,386
Changes in assets and liabilities	(60,172)	2,520
Gain on sale of building and land	—	(1,950)
Effect of deferred taxes	9,020	(3,946)
Net cash provided by operating activities	41,693	75,400
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(15,592)	(6,684)
Proceeds from sale of building and land	—	1,950
Additions to capitalized software	(9,359)	(6,500)
Capital expenditures	(25,893)	(17,887)
Net cash used by investing activities	(50,844)	(29,121)
Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	111,000	80,000
Principal payments on long-term debt and short-term borrowings	(64,000)	(94,368)
Purchases of common stock into treasury	(19,878)	—
Dividends paid	(6,219)	(6,251)
Other	(2,787)	(1,672)
Net cash provided (used) by financing activities	18,116	(22,291)
Effect of exchange rate changes on cash and cash equivalents	(4,178)	1,811
Net increase in cash and cash equivalents	4,787	25,799
Cash and cash equivalents, beginning of period	56,232	52,560
Cash and cash equivalents, end of period	$61,019	78,359

Supplemental cash flow information:
Interest paid	$1,685	316
Income taxes paid (including state and foreign)	5,574	21,982

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for consolidated annual financial statements by accounting principles generally accepted in the United States of America (GAAP).

The Company’s results for the three-month and nine-month periods ended June 30, 2022 are not necessarily indicative of the results for the entire 2022 fiscal year. References to the third quarters of 2022 and 2021 represent the fiscal quarters ended June 30, 2022 and 2021, respectively. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates. Certain prior period deferred revenue amounts have been reclassified to noncurrent to conform with the current year presentation.

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

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Weighted Average Shares Outstanding — Basic	25,856	26,045	25,959	26,040
Dilutive Restricted Shares	94	169	91	159
Weighted Average Shares Outstanding — Diluted	25,950	26,214	26,050	26,199

3.    ACQUISITION

On November 4, 2021, the Company acquired Networks Electronic Company, LLC (NEco) for a purchase price of approximately $15.4 million, net of cash acquired. NEco, based in Chatsworth, California, provides miniature electro-explosive devices utilized in mission-critical defense and aerospace applications. Since the date of acquisition, the operating results for the NEco business have been included as part of PTI in the A&D segment. The acquisition date fair value of the assets acquired and liabilities assumed primarily were as follows: approximately $0.6 million of accounts receivable, $1.5 million of inventory, $0.2 million of property, plant and equipment, $0.7 million of accounts payable and accrued expenses, $8.1 million of identifiable intangible assets, mainly consisting of customer relationships totaling $6.3 million. The acquired goodwill of $5.7 million related to excess value associated with opportunities to expand the services and products that the Company can offer to its customers. The Company anticipates that the goodwill will be deductible for tax purposes.

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

Performance-Accelerated Restricted Stock Unit (PARS) Awards and Time-Vested Restricted Stock Unit (RSU) Awards

Compensation expense related to the PARS/RSU awards was $1.6 million and $4.4 million for the three and nine-month periods ended June 30, 2022, respectively, and $2.5 million and $4.5 million for the corresponding periods in 2021. As of June 30, 2022, there were 265,643 unvested stock units outstanding.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.9 million for the three and nine-month periods ended June 30, 2022, respectively, and $0.3 million and $1.0 million for the corresponding periods in 2021.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.9 million and $5.3 million for the three and nine-month periods ended June 30, 2022, respectively, and $2.8 million and $5.5 million for the corresponding periods in 2021. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.4 million and $1.0 million for the three and nine-month periods ended June 30, 2022, respectively, and $0.4 million and $1.1 million for the corresponding periods in 2021. As of June 30, 2022, there was $12.9 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.9 years.

5.    INVENTORIES

Inventories, net, consist of the following:

	June 30,	September 30,
(In thousands)	2022	2021
Finished goods	$39,904	32,998
Work in process	43,408	34,201
Raw materials	94,856	79,949
Total inventories, net	$178,168	147,148

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at June 30, 2022 and September 30, 2021 are the following intangible assets gross carrying amounts and accumulated amortization:

	June 30,	September 30,
(Dollars in thousands)	2022	2021
Goodwill	$503,439	504,853

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,246	2,131
Less: accumulated amortization	1,059	972
Net	$1,187	1,159

Capitalized software
Gross carrying amount	$103,030	93,671
Less: accumulated amortization	68,643	63,740
Net	$34,387	29,931

Customer relationships
Gross carrying amount	$290,133	288,530
Less: accumulated amortization	92,943	80,882
Net	$197,190	207,648

Other
Gross carrying amount	$13,885	13,080
Less: accumulated amortization	6,629	4,301
Net	$7,256	8,779
Intangible assets with indefinite lives:
Trade names	$161,317	161,733

The changes in the carrying amount of goodwill attributable to each business segment for the nine months ended June 30, 2022 is as follows:

			Aerospace
(Dollars in millions)	USG	Test	& Defense	Total
Balance as of September 30, 2021	366.5	34.1	104.3	504.9
Acquisition activity and adjustments	—	—	5.7	5.7
Foreign currency translation	(7.2)	—	—	(7.2)
Balance as of June 30, 2022	$359.3	34.1	110.0	503.4

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

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(In thousands)	2022	2021	2022	2021
NET SALES
Aerospace & Defense	$92,606	85,576	247,671	234,720
USG	67,201	47,704	194,877	141,799
Test	59,259	48,114	158,456	133,443
Consolidated totals	$219,066	181,394	601,004	509,962

EBIT
Aerospace & Defense	$20,738	16,714	45,042	41,980
USG	13,135	8,227	37,840	27,683
Test	8,354	6,751	20,813	17,781
Corporate (loss)	(11,394)	(12,269)	(34,604)	(30,359)
Consolidated EBIT	30,833	19,423	69,091	57,085
Less: Interest expense	(1,331)	(480)	(3,084)	(1,453)
Earnings before income taxes	$29,502	18,943	66,007	55,632

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

8.    DEBT

The Company’s debt is summarized as follows:

	June 30,	September 30,
(In thousands)	2022	2021
Total borrowings	$201,000	154,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$181,000	134,000

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

At June 30, 2022, the Company had approximately $291.0 million available to borrow under the Credit Facility, plus the $250 million increase option, subject to lender approval, in addition to $61.0 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of June 30, 2022, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $7.8 million at June 30, 2022.

Interest on borrowings under the Credit Facility is calculated at a spread over either the New York Federal Reserve Bank Rate, the prime rate or the London Interbank Offered Rate (LIBOR), depending on various factors. The Credit Facility also requires a facility fee ranging from 10 to 25 basis points per annum on the unused portion. The Credit Facility is secured by the unlimited guaranty of the Company’s direct and indirect material U.S. subsidiaries and the pledge of 100% of the equity interests of its direct and indirect material foreign subsidiaries. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. The weighted average interest rates were 2.20% and 1.57% for the three and nine-month periods ending June 30, 2022, respectively, and 1.16% and 1.33% for the three and nine-month periods ending June 30, 2021. As of June 30, 2022, the Company was in compliance with all covenants.

9.    INCOME TAX EXPENSE

The third quarter 2022 effective income tax rate was 21.5% compared to 21.3% in the third quarter of 2021. The effective income tax rate in the first nine months of 2022 was 22.3% compared to 22.5% for the first nine months of 2021. The income tax expense in the third quarter and first nine months of 2022 was favorably impacted by tax return to provision true-ups on U.S. tax on the distribution of foreign earnings and the re-rating of deferred taxes as a result of a Vermont law change, decreasing the third quarter and year-to-date effective tax rate by 1.6% and 0.7%, respectively. The income tax expense in the third quarter and first nine months of 2021 was favorably impacted by a tax return to provision true-up for foreign derived intangible income and other 2020 true-ups decreasing the third quarter and year-to-date effective tax rate by 3.9% and 1.2% respectively.

10.  SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the third quarter and first nine months of 2022 and 2021 is shown below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Common stock
Beginning balance	307	306	307	306
Stock plans	—	1	—	1
Ending balance	307	307	307	307

Additional paid-in-capital
Beginning balance	298,353	295,796	297,644	293,682
Stock plans	1,510	782	2,219	2,896
Ending balance	299,863	296,578	299,863	296,578

Retained earnings
Beginning balance	854,946	799,884	830,989	775,829
Net earnings common stockholders	23,173	14,909	51,280	43,131
Dividends paid	(2,069)	(2,084)	(6,219)	(6,251)
Ending balance	876,050	812,709	876,050	812,709

Accumulated other comprehensive income (loss)
Beginning balance	(7,472)	1,808	(2,161)	(3,657)
Foreign currency translation	(11,905)	535	(17,216)	6,000
Ending balance	(19,377)	2,343	(19,377)	2,343

Treasury stock
Beginning balance	(124,961)	(107,134)	(107,083)	(107,134)
Issued under stock plans /(repurchased)	(2,000)	51	(19,878)	51
Ending balance	(126,961)	(107,083)	(126,961)	(107,083)

Total equity	1,029,882	1,004,854	1,029,882	1,004,854

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2022 and September 30, 2021 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, and are immaterial.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and nine-month periods ended June 30, 2022 and 2021.

12.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three and nine-month periods ended June 30, 2022 are presented in the tables below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The tables below also include a reconciliation of the disaggregated revenue within each reportable segment.

Three Months Ended June 30, 2022	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$38,918	$65,610	$54,449	$158,977
U.S. Government	53,688	1,591	4,810	60,089
Total revenues	$92,606	$67,201	$59,259	$219,066
		65
Geographic location:
United States	$79,536	$41,822	$34,662	$156,020
International	13,070	25,379	24,597	63,046
Total revenues	$92,606	$67,201	$59,259	$219,066

Revenue recognition method:
Point in time	$35,238	$53,656	$15,827	$104,721
Over time	57,368	13,545	43,432	114,345
Total revenues	$92,606	$67,201	$59,259	$219,066

Nine months ended June 30, 2022	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$100,407	$191,832	$147,390	$439,629
U.S. Government	147,264	3,045	11,066	161,375
Total revenues	$247,671	$194,877	$158,456	$601,004

Geographic location:
United States	$212,849	$122,021	$88,708	$423,578
International	34,822	72,856	69,748	177,426
Total revenues	$247,671	$194,877	$158,456	$601,004

Revenue recognition method:
Point in time	$99,464	$155,693	$43,488	$298,645
Over time	148,207	39,184	114,968	302,359
Total revenues	$247,671	$194,877	$158,456	$601,004

Revenues by customer type, geographic location, and revenue recognition method for the three and nine-month periods ended June 30, 2021 are presented in the tables below.

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

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At June 30, 2022, the Company had $706.8 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 80% in the next twelve months.

Contract assets and liabilities

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. Because of the timing difference of revenue recognition and customer billing, these contracts will often result in revenue recognized in excess of billings and billings in excess of costs incurred. At June 30, 2022, contract assets and liabilities totaled $115.8 million and $122.2 million, respectively. During the first nine months of 2022, the Company recognized approximately $74 million in revenues that were included in the contract liabilities balance at September 30, 2021. The increase in net contract assets in the first nine months of 2022 was due to revenue being recognized for performance completed during the period that exceeded customer billings. The increase in net contract liabilities in the first nine months of 2022 was due to higher payments received in advance of revenue recognition criteria being met under the Company’s contracts with customers. At October 1, 2020, contract assets and liabilities totaled $94.3 million and $100.6 million, respectively.

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
(Dollars in thousands)	2022	2021
Finance lease cost
Amortization of right-of-use assets	$393	$492
Interest on lease liabilities	242	306
Operating lease cost	2,104	1,471
Total lease costs	$2,739	$2,269

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2022	2021
Finance lease cost
Amortization of right-of-use assets	$1,179	$1,477
Interest on lease liabilities	734	929
Operating lease cost	4,709	4,347
Total lease costs	$6,622	$6,753

Additional information related to leases are shown below:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,989	$1,320
Operating cash flows from finance leases	242	306
Financing cash flows from finance leases	307	428
Right-of-use assets obtained in exchange for operating lease liabilities	760	12,780

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,502	$4,102
Operating cash flows from finance leases	734	915
Financing cash flows from finance leases	911	1,261
Right-of-use assets obtained in exchange for operating lease liabilities	1,813	12,780

	June 30, 2022		June 30, 2021
Weighted-average remaining lease term
Operating leases	9.8	years	10.3	years
Finance leases	12.3	years	11.9	years
Weighted-average discount rate
Operating leases	3.11%		3.12%
Finance leases	4.59%		4.31%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on June 30, 2022:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2022 (excluding the nine months ended June 30, 2022)	$1,316	552
2023	5,126	2,256
2024	4,330	2,315
2025	3,751	2,370
2026 and thereafter	20,251	21,431
Total minimum lease payments	34,774	28,924
Less: amounts representing interest	4,999	7,429
Present value of net minimum lease payments	$29,775	21,495
Less: current portion of lease obligations	4,566	1,304
Non-current portion of lease obligations	25,209	20,191

ROU assets	$28,922	17,736

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID-19 TRENDS AND UNCERTAINTIES

The COVID-19 global pandemic has continued to create unprecedented challenges, including constraints on the Company’s supply chain. The economic uncertainty, changes in the propensity for the general public to travel by air, and reductions in demand for commercial aircraft as a result of the COVID-19 pandemic have adversely impacted net sales and operating results in certain of our A&D reporting units since the pandemic began. Additionally, the electric utility market has been impacted by reduced domestic electricity consumption related to the pandemic, which in turn impacts utility spending on investments in grid maintenance and testing.

Throughout 2021 and the first nine months of 2022, our Navy, defense aerospace, space and Test segment end-markets have remained solid and we are seeing recovery in our core markets most affected by the pandemic. We are encouraged by the growing strength of our entered orders across the commercial aerospace, electric utility and renewable energy end-markets.

We are also monitoring the impacts of COVID-19 on the fair value of assets. We do not currently anticipate any material asset impairments as a result of the COVID-19 global pandemic. We determined that there was no impairment for the three and nine-month periods ended June 30, 2022. We will continue to monitor the impacts of COVID-19 on the fair value of assets. For further discussion, refer to Management’s Discussion and Analysis contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

RESULTS OF OPERATIONS

References to the third quarters of 2022 and 2021 represent the three-month periods ended June 30, 2022 and 2021, respectively.

OVERVIEW

In the third quarter of 2022, sales, net earnings and diluted earnings per share were $219.1 million, $23.2 million and $0.89 per share, respectively, compared to $181.4 million, $14.9 million and $0.57 per share, respectively, in the third quarter of 2021. In the first nine months of 2022, sales, net earnings and diluted earnings per share were $601.0 million, $51.3 million and $1.97 per share, respectively, compared to $510.0 million, $43.1 million and $1.65 per share, respectively, in the first nine months of 2021.

NET SALES

In the third quarter of 2022, net sales of $219.1 million were $37.7 million, or 20.8%, higher than the $181.4 million in the third quarter of 2021. In the first nine months of 2022, net sales of $601.0 million were $91.0 million, or 17.8%, higher than the $510.0 million in the first nine months of 2021. The increase in net sales in the third quarter of 2022 as compared to the third quarter of 2021 was due to a $19.5 million increase in the USG segment, an $11.2 million increase in the Test segment, and a $7.0 million increase in the Aerospace & Defense segment. The increase in net sales in the first nine months of 2022 as compared to the first nine months of 2021 was due to a $53.1 million increase in the USG segment, a $25.0 million increase in the Test segment, and a $13.0 million increase in the Aerospace & Defense segment.

-Aerospace & Defense (A&D)

In the third quarter of 2022, net sales of $92.6 million were $7.0 million, or 8.2%, higher than the $85.6 million in the third quarter of 2021. In the first nine months of 2022, net sales of $247.7 million were $12.9 million, or 5.5%, higher than the $234.7 million in the first nine months of 2021. The sales increase in the third quarter of 2022 compared to the third quarter of 2021 was mainly due to a $3.9 million increase in net sales at Mayday primarily driven by an increase in commercial aerospace sales, a $3.1 million increase in net sales at VACCO driven by higher navy defense products, a $0.8 million increase in net sales at PTI, a $0.4 million increase in net sales at Globe, partially offset by a $1.2 million decrease in net sales at Westland. The sales increase in the first nine months of 2022 compared to the first nine months of 2021 was mainly due to a $8.5 million increase in net sales at Mayday, a $6.2 million increase in net sales at PTI, both primarily due to an increase in commercial aerospace sales driven by the rebound from the COVID-19 pandemic, a $2.1 million increase in net sales at Westland, and a $0.6 million increase in net sales at Globe, partially offset by a $4.5 million decrease in net sales at VACCO driven by timing of navy defense projects.

-USG

In the third quarter of 2022, net sales of $67.2 million were $19.5 million, or 40.9%, higher than the $47.7 million in the third quarter of 2021. In the first nine months of 2022, net sales of $194.9 million were $53.1 million, or 37.4%, higher than the $141.8 million in the first nine months of 2021. The increase in the third quarter and first nine months of 2022 compared to the corresponding periods of 2021 was mainly due to higher product and service revenue at Doble primarily driven by the acquisitions of Altanova and Phenix, and an increase in product sales at NRG. The revenue contribution from the Altanova and Phenix acquisitions totaled $11.5 million and $36.5 million for the third quarter and first nine months of 2022, respectively.

-Test

In the third quarter of 2022, net sales of $59.3 million were $11.2 million, or 23.3%, higher than the $48.1 million in the third quarter of 2021. In the first nine months of 2022, net sales of $158.4 million were $25.0 million, or 18.7%, higher than the $133.4 million in the first nine months of 2021. The increase in the third quarter of 2022 as compared to the third quarter of 2021 was primarily due to higher sales from the Company’s U.S. and Asian operations totaling $11.8 million partially offset by a $0.6 million decrease in sales from the segment’s European operations due to the timing of test and measurement chamber projects. The increase in the first nine months of 2022 compared to the first nine months of 2021 was due to higher sales from the Company’s Asian and U.S. operations totaling $29.1 million partially offset by a $4.1 million decrease in sales from the segment’s European operations due to the timing of test and measurement chamber projects.

ORDERS AND BACKLOG

Backlog was $706.8 million at June 30, 2022 compared with $592.0 million at September 30, 2021. The Company received new orders totaling $254.9 million in the third quarter of 2022 compared to $203.8 million in the third quarter of 2021. Of the new orders received in the third quarter of 2022, $110.2 million related to Aerospace & Defense products, $74.4 million related to USG products, and $70.3 million related to Test products. Of the new orders received in the third quarter of 2021, $95.1 million related to Aerospace & Defense products, $55.5 million related to USG products, and $53.2 million related to Test products.

The Company received new orders totaling $715.8 million in the first nine months of 2022 compared to $537.7 million in the first nine months of 2021. Of the new orders received in the first nine months of 2022, $295.0 million related to Aerospace & Defense products, $227.1 million related to USG products, and $193.7 million related to Test products. Of the new orders received in the first nine months of 2021, $248.8 million related to Aerospace & Defense products, $147.8 million related to USG products, and $141.1 million related to Test products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of 2022 were $47.5 million (21.7% of net sales), compared with $42.9 million (23.6% of net sales) for the third quarter of 2021. For the first nine months of 2022, SG&A expenses were $142.1 million (23.6% of net sales) compared to $122.6 million (24.0% of net sales) for the first nine months of 2021. The increase in SG&A in the third quarter and first nine months of 2022 compared to the corresponding periods of 2021 was mainly due to higher expenses at Doble as a result of the SG&A contribution from the Altanova and Phenix acquisitions.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $6.4 million and $19.4 million for the third quarter and first nine months of 2022, respectively, compared to $4.9 million and $14.7 million for the corresponding periods of 2021. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the third quarter and first nine months of 2022 compared to the corresponding periods of 2021 was mainly due to the Company’s recent acquisitions of Phenix, Altanova and NEco.

OTHER (INCOME) EXPENSES, NET

Other income, net, was $0.1 million of income in the third quarter of 2022 compared to $0.6 million of expenses in the third quarter of 2021. There were no individually significant items in other income, net, in the third quarter of 2022. The principal component of other (income) expenses, net, in the third quarter of 2021 was $0.5 million of facility consolidation charges for the Doble Morgan Schaffer facility.

Other income, net, was $0.7 million of income in the first nine months of 2022 compared to $1.3 million of income in the first nine months of 2021. There were no individually significant items in other income, net, in the first nine months of 2022. The principal component of other income, net, in the first nine months of 2021 was a gain of approximately $2 million for the final settlement on the sale of the Doble Watertown, MA building, partially offset by facility consolidation charges for the Doble Manta facility and Morgan Schaffer facilities.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT was $30.8 million (14.1% of net sales) for the third quarter of 2022 compared to $19.4 million (10.7% of net sales) for the third quarter of 2021. For the first nine months of 2022, EBIT was $69.1 million (11.5% of net sales) compared to $57.1 million (11.2% of net sales) for the first nine months of 2021.

The following table presents a reconciliation of EBIT to net earnings.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Consolidated EBIT	$30,833	19,423	69,091	57,085
Less: Interest expense, net	(1,331)	(480)	(3,084)	(1,453)
Less: Income tax expense	(6,329)	(4,034)	(14,727)	(12,501)
Net earnings	$23,173	14,909	51,280	43,131

– Aerospace & Defense

EBIT in the third quarter of 2022 was $20.7 million (22.4% of net sales) compared to $16.7 million (19.5% of net sales) in the third quarter of 2021. EBIT in the first nine months of 2022 was $45.0 million (18.2% of net sales) compared to $42.0 million (17.9% of net sales) in the first nine months of 2021. The increase in EBIT in the third quarter of 2022 compared to the corresponding period of 2021 was mainly due to improved operating performance at Westland and higher sales volumes at Mayday, VACCO and Globe. The increase in EBIT for the first nine months of 2022 compared to the corresponding period of 2021 was mainly due to favorable product mix and higher sales volumes at Mayday, Westland and Globe partially offset by a decrease in EBIT at VACCO and Crissair due to product mix and lower sales volumes. EBIT in the first nine months of 2022 was negatively impacted by a $0.3 million inventory step-up charge related to the NEco acquisition. EBIT in the first nine months of 2021 was negatively impacted by a $0.3 million inventory step-up charge related to the ATM acquisition.

-USG

EBIT in the third quarter of 2022 was $13.1 million (19.5% of net sales) compared to $8.2 million (17.2% of net sales) in the third quarter of 2021. EBIT in the first nine months of 2022 was $37.8 million (19.4% of net sales) compared to $27.7 million (19.5% of net sales) in the first nine months of 2021. The increase in EBIT in the third quarter and first nine months of 2022 compared to the corresponding periods of 2021 was mainly due to the higher sales volumes at Doble and NRG as mentioned above. EBIT in the first nine months of 2022 was negatively impacted by approximately $0.5 million of inventory step-up charges related to the Altanova acquisition.

-Test

EBIT in the third quarter of 2022 was $8.4 million (14.1% of net sales) compared to $6.8 million (14.0% of net sales) in the third quarter of 2021. EBIT in the first nine months of 2022 was $20.8 million (13.1% of net sales) compared to $17.8 million (13.3% of net sales) in the first nine months of 2021. The increase in EBIT in the third quarter and first nine months of 2022 compared to the corresponding periods of 2021 was primarily due to product mix and higher margins on projects mainly from the segment’s Asian and U.S. operations.

– Corporate

Corporate costs included in EBIT were $11.4 million and $34.6 million in the third quarter and first nine months of 2022, respectively, compared to $12.3 million and $30.4 million in the corresponding periods of 2021. The decrease in Corporate costs in the third quarter of 2022 compared to the prior year quarter was due to executive transition related compensation and acquisition costs in 2021. The increase in Corporate costs in the first nine months of 2022 compared to the corresponding period of 2021 was mainly due to the increase in amortization expense of acquired intangible assets related to the Company’s recent acquisitions of Phenix, Altanova and NEco.

INTEREST EXPENSE, NET

Interest expense was $1.3 million and $3.1 million in the third quarter and first nine months of 2022, respectively, and $0.5 million and $1.5 million in the corresponding periods of 2021. The increase in interest expense in the third quarter and first nine months of 2022 compared to the corresponding periods of 2021 was mainly due to higher average outstanding borrowings. Average outstanding borrowings were $205 million and $195 million in the third quarter and first nine months of 2022, respectively, and $39 million and $44 million in the corresponding periods of 2021.

INCOME TAX EXPENSE

The third quarter 2022 effective income tax rate was 21.5% compared to 21.3% in the third quarter of 2021. The effective income tax rate in the first nine months of 2022 was 22.3% compared to 22.5% for the first nine months of 2021. The income tax expense in the third quarter and first nine months of 2022 was favorably impacted by tax return to provision true-ups on U.S. tax on the distribution of foreign earnings and the re-rating of deferred taxes as a result of a Vermont law change, decreasing the third quarter and year-to-date effective tax rate by 1.6% and 0.7%, respectively. The income tax expense in the third quarter and first nine months of 2021 was favorably impacted by a tax return to provision true-up for foreign derived intangible income and other 2020 true-ups decreasing the third quarter and year-to-date effective tax rate by 3.9% and 1.2% respectively.

CAPITAL RESOURCES AND LIQUIDITY

The Company's overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $261.4 million at June 30, 2022 from $191.2 million at September 30, 2021. Inventories increased by $31.0 million during this period due to a $14.0 million increase within the USG segment, an $11.9 million increase within the Test segment and a $5.1 million increase within the Aerospace & Defense segment resulting primarily from the timing of receipt of raw materials to meet anticipated demand and an increase in work in process inventories due to timing of manufacturing existing orders. Accounts receivable increased by $22.4 million during this period due to a $14.9 million increase within the Aerospace & Defense segment, a $4.2 million increase within the Test segment and a $3.3 million increase within the USG segment, due to timing of sales and collections.

Net cash provided by operating activities was $41.7 million and $75.4 million in the first nine months of 2022 and 2021, respectively. The decrease in net cash provided by operating activities in the first nine months of 2022 as compared to the first nine months of 2021 was mainly driven by higher working capital requirements.

Capital expenditures were $25.9 million and $17.9 million in the first nine months of 2022 and 2021, respectively. The increase in the first nine months of 2022 compared to the prior year period was mainly due to the purchase of the NRG building of approximately $10 million in the first quarter of 2022. In addition, the Company incurred expenditures for capitalized software of $9.4 million and $6.5 million in the first nine months of 2022 and 2021, respectively.

Acquisition

On November 4, 2021, the Company acquired Networks Electronic Company, LLC (NEco) for a purchase price of approximately $15.4 million, net of cash acquired. NEco, based in Chatsworth, California, provides miniature electro-explosive devices utilized in mission-critical defense and aerospace applications. Since the date of acquisition, the operating results for the NEco business have been included as part of PTI in the A&D segment.

Credit Facility

At June 30, 2022, the Company had approximately $291.0 million available to borrow under its bank credit facility, a $250 million increase option subject to lender approval, and $61.0 million cash on hand. At June 30, 2022, the Company had $201.0 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $7.8 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Share Repurchases

During the first nine months of 2022, the Company repurchased approximately 257,000 shares for approximately $20.0 million. For further information on the share repurchases during the third quarter of 2022, see Part II, Item 2 of this Report.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 15, 2021 to stockholders of record as of October 1, 2021. A dividend of $0.08 per share, totaling $2.1 million, was paid on January 19, 2022 to stockholders of record as of January 4, 2022. A dividend of $0.08 per share, totaling $2.1 million, was paid on April 19, 2022 to stockholders of record as of April 4, 2022. Subsequent to June 30, 2022, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on July 19, 2022 to stockholders of record as of July 5, 2022.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES*

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs*
April 1-30, 2022	28,452	$70.27	28,452	$180.0 million
May 1-31, 2022	—	$ N/A	—	$180.0 million
June 1-30, 2022	—	$ N/A	—	$180.0 million
Total	28,452	$70.27	28,452	$180.0 million
*	On August 5, 2021, the Company’s Board of Directors approved a new common stock program, which was announced on August 9, 2021, authorizing us to repurchase shares of our stock from time to time at our discretion, in the open market or otherwise, up to a maximum total repurchase amount equal to $200 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). This program is scheduled to expire September 30, 2024. The Company has not determined whether or when it will make additional repurchases under the program.

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 19, 2019

10.1	Form of Restricted Share Unit Awards to Executive Officers under 2018 Omnibus Incentive Plan (2022)	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith
101.SCH	XBRL Schema Document*	Submitted herewith
101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith
101.DEF	XBRL Definition Linkbase Document*	Submitted herewith
101.LAB	XBRL Label Linkbase Document*	Submitted herewith
101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

104	Cover Page Interactive Data File (contained in Exhibit 101)	Submitted herewith
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

Dated: August 9, 2022