Form 10-Q
period 2022-12-31
ESCO TECHNOLOGIES INC
filed 2023-02-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at January 31, 2023
Common stock, $.01 par value per share	25,805,275

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2022	2021

Net sales	$205,501	177,010
Costs and expenses:
Cost of sales	126,383	108,305
Selling, general and administrative expenses	51,302	46,635
Amortization of intangible assets	6,861	6,467
Interest expense, net	1,658	733
Other expenses, net	398	33
Total costs and expenses	186,602	162,173

Earnings before income taxes	18,899	14,837
Income tax expense	4,172	3,313
Net earnings	$14,727	11,524

Earnings per share:
Basic - Net earnings	$0.57	0.44

Diluted - Net earnings	$0.57	0.44

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2022	2021
Net earnings	$14,727	11,524
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11,513	(2,500)
Total other comprehensive income (loss), net of tax	11,513	(2,500)
Comprehensive income	$26,240	9,024

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 31,	September 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$51,922	97,724
Accounts receivable, net of allowance for credit losses of $2,665 and $2,612, respectively	159,658	164,645
Contract assets, net	122,518	125,154
Inventories, net	181,743	162,403
Other current assets	18,930	22,696
Total current assets	534,771	572,622
Property, plant and equipment, net of accumulated depreciation of $171,143 and $165,322, respectively	155,722	155,973
Intangible assets, net of accumulated amortization of $182,789 and $175,928, respectively	394,824	394,464
Goodwill	498,383	492,709
Operating lease assets	42,156	29,150
Other assets	10,133	9,538
Total assets	$1,635,989	1,654,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term borrowings	$20,000	20,000
Accounts payable	73,770	78,746
Contract liabilities, net	121,220	125,009
Accrued salaries	27,339	40,572
Accrued other expenses	50,431	53,802
Total current liabilities	292,760	318,129
Deferred tax liabilities	81,213	82,023
Non-current operating lease liabilities	38,346	24,853
Other liabilities	45,272	48,294
Long-term debt	112,000	133,000
Total liabilities	569,591	606,299
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,745,335 and 30,707,748 shares, respectively	307	307
Additional paid-in capital	300,697	301,553
Retained earnings	917,682	905,022
Accumulated other comprehensive loss, net of tax	(20,251)	(31,764)
	1,198,435	1,175,118
Less treasury stock, at cost: 4,912,636 and 4,854,997 common shares, respectively	(132,037)	(126,961)
Total shareholders’ equity	1,066,398	1,048,157
Total liabilities and shareholders’ equity	$1,635,989	1,654,456

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$14,727	11,524
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,367	12,172
Stock compensation expense	1,860	1,685
Changes in assets and liabilities	(36,920)	(30,837)
Effect of deferred taxes	(1,042)	7,402
Net cash (used) provided by operating activities	(9,008)	1,946
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(15,592)
Additions to capitalized software	(2,795)	(1,958)
Capital expenditures	(4,791)	(14,133)
Net cash used by investing activities	(7,586)	(31,683)
Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	17,000	74,000
Principal payments on long-term debt and short-term borrowings	(38,000)	(30,000)
Dividends paid	(2,067)	(2,079)
Purchases of common stock into treasury	(4,147)	(9,997)
Other	(2,412)	(2,737)
Net cash (used) provided by financing activities	(29,626)	29,187
Effect of exchange rate changes on cash and cash equivalents	418	33
Net decrease in cash and cash equivalents	(45,802)	(517)
Cash and cash equivalents, beginning of period	97,724	56,232
Cash and cash equivalents, end of period	$51,922	55,715

Supplemental cash flow information:
Interest paid	$1,875	388
Income taxes paid	200	195

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

The Company’s results for the three-month period ended December 31, 2022 are not necessarily indicative of the results for the entire 2023 fiscal year. References to the first quarters of 2023 and 2022 represent the fiscal quarters ended December 31, 2022 and 2021, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

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

	Three Months
	Ended December 31,
	2022	2021
Weighted Average Shares Outstanding — Basic	25,863	26,060
Dilutive Restricted Shares	80	82
Adjusted Shares — Diluted	25,943	26,142

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

Performance-Accelerated Restricted Stock Unit (PARS) Awards, Time-Vested Restricted Stock Unit (RSU) Awards, and Performance Share Unit (PSU) Awards

Compensation expense related to these awards was $1.6 million and $1.4 million for the three-month periods ended December 31, 2022 and 2021, respectively. There were 223,233 non-vested shares outstanding as of December 31, 2022.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.3 million for the three-month periods ended December 31, 2022 and 2021, respectively.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.9 million and $1.7 million for the three-month periods ended December 31, 2022 and 2021, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.1 million and $0.4 million for the three-month periods ended December 31, 2022 and 2021, respectively. As of December 31, 2022 there was $12.0 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

4.    INVENTORIES

Inventories, net, consist of the following:

	December 31,	September 30,
(In thousands)	2022	2022
Finished goods	$31,723	32,471
Work in process	46,514	38,492
Raw materials	103,506	91,440
Total inventories, net	$181,743	162,403

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at December 31, 2022 and September 30, 2022 are the following intangible assets gross carrying amounts and accumulated amortization from continuing operations:

	December 31,	September 30,
(Dollars in thousands)	2022	2022
Goodwill	$498,383	492,709

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,373	2,353
Less: accumulated amortization	1,122	1,091
Net	$1,251	1,262

Capitalized software
Gross carrying amount	$109,379	106,583
Less: accumulated amortization	72,605	70,476
Net	$36,774	36,107

Customer relationships
Gross carrying amount	$291,067	287,447
Less: accumulated amortization	100,910	96,921
Net	$190,157	190,526

Other
Gross carrying amount	$14,322	13,985
Less: accumulated amortization	8,066	7,440
Net	$6,256	6,545
Intangible assets with indefinite lives:
Trade names	$160,386	160,024

The changes in the carrying amount of goodwill attributable to each business segment for the three months ended December 31, 2022 is as follows:

			Aerospace
(Dollars in millions)	USG	Test	& Defense	Total
Balance as of September 30, 2022	$348.7	34.0	110.0	492.7
Foreign currency translation	5.7	—	—	5.7
Balance as of December 31, 2022	$354.4	34.0	110.0	498.4

6.    BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers and classifies its business operations in three reportable segments for financial reporting purposes: Aerospace & Defense (A&D), Utility Solutions Group (USG) and RF Shielding and Test (Test).The A&D segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair), Mayday Manufacturing Co. (Mayday), Westland Technologies, Inc. (Westland) and Globe Composite Solutions, LLC (Globe). The companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements and fluid control devices used in aerospace and defense applications; unique filter mechanisms used in micro-propulsion devices for satellites, custom designed filters for manned aircraft and submarines, products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; and metal processing services.

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

	Three Months
	Ended December 31,
(In thousands)	2022	2021
NET SALES
Aerospace & Defense	$82,983	70,244
USG	71,045	63,485
Test	51,473	43,281
Consolidated totals	$205,501	177,010

EBIT
Aerospace & Defense	$12,536	9,955
USG	16,131	13,391
Test	5,411	3,965
Corporate (loss)	(13,521)	(11,741)
Consolidated EBIT	20,557	15,570
Less: Interest expense	(1,658)	(733)
Earnings before income taxes	$18,899	14,837

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

7.    DEBT

The Company’s debt is summarized as follows:

	December 31,	September 30,
(In thousands)	2022	2022
Total borrowings	$132,000	153,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$112,000	133,000

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

At December 31, 2022, the Company had approximately $360 million available to borrow under the Credit Facility, plus the $250 million increase option subject to lenders’ consent, in addition to $51.9 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of December 31, 2022, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $8.2 million at December 31, 2022.

Interest on borrowings under the Credit Facility is calculated at a spread over either the New York Federal Reserve Bank Rate, the prime rate, or the London Interbank Offered Rate (LIBOR), depending on various factors. The Credit Facility also requires a facility fee ranging from 10 to 25 basis points per annum on the unused portion. The interest rate spreads on the facility and the facility fee are subject to increase or decrease depending on the Company’s leverage ratio. The weighted average interest rates were 4.56% and 1.17% for the three-month periods ending December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company was in compliance with all covenants.

8.    INCOME TAX EXPENSE

The first quarter 2023 effective income tax rate was 22.1% compared to 22.3% in the first quarter of 2022. The income tax expense in the first quarter of 2023 was favorably impacted by excess tax benefit related to the vesting of share-based compensation and the release of a valuation allowance on acquired federal net operating losses, decreasing the effective tax rate for the quarter by 1.3%.Income tax expense in the first quarter of 2022 was favorably impacted by excess tax benefit related to the vesting of share-based compensation, decreasing the effective tax rate for the quarter by 1.7%.

9.    SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three months ended December 31, 2022 and 2021 is shown below (in thousands):

	Three Months Ended December 31,
	2022	2021

Common stock
Beginning balance	$307	307
Stock plans	—	—
Ending balance	307	307

Additional paid-in-capital
Beginning balance	301,553	297,644
Stock plans	(856)	(1,367)
Ending balance	300,697	296,277

Retained earnings
Beginning balance	905,022	830,989
Net earnings common stockholders	14,727	11,524
Dividends paid	(2,067)	(2,079)
Ending balance	917,682	840,434

Accumulated other comprehensive income (loss)
Beginning balance	(31,764)	(2,161)
Foreign currency translation	11,513	(2,500)
Ending balance	(20,251)	(4,661)

Treasury stock
Beginning balance	(126,961)	(107,083)
Share repurchases	(5,076)	(9,997)
Ending balance	(132,037)	(117,080)

Total equity	$1,066,398	1,015,277

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2022 and September 30, 2022 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, and are immaterial.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three-month period ended December 31, 2022.

11.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three-month period ended December 31, 2022 are presented in the table below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The table below also includes a reconciliation of the disaggregated revenue within each reportable segment.

	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$36,740	$70,162	$45,992	$152,894
U.S. Government	46,243	883	5,481	52,607
Total revenues	$82,983	$71,045	$51,473	$205,501

Geographic location:
United States	$68,934	$46,379	$27,503	$142,816
International	14,049	24,666	23,970	62,685
Total revenues	$82,983	$71,045	$51,473	$205,501

Revenue recognition method:
Point in time	$33,604	$56,031	$9,101	$98,736
Over time	49,379	15,014	42,372	106,765
Total revenues	$82,983	$71,045	$51,473	$205,501

Revenues by customer type, geographic location, and revenue recognition method for the three-month period ended December 31, 2021 are presented in the table below:

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

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At December 31, 2022, the Company had $718.4 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 80% in the next twelve months.

Contract assets and liabilities

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. Because of the timing difference of revenue recognition and customer billing, these contracts will often result in revenue recognized in excess of billings and billings in excess of costs incurred. At December 31, 2022, contract assets and liabilities totaled $122.5 million and $133.6 million, respectively. During the first quarter of 2023, the Company recognized approximately $31.0 million in revenues that were included in the contract liabilities balance at September 30, 2022. At September 30, 2022, contract assets and liabilities totaled $125.2 million and $137.6 million, respectively.

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
(Dollars in thousands)	2022	2021
Finance lease cost
Amortization of right-of-use assets	$393	433
Interest on lease liabilities	236	267
Operating lease cost	1,645	1,561
Total lease costs	$2,274	2,261

Additional information related to leases are shown below:

	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Dollars in thousands)	2022		2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,601		1,503
Operating cash flows from finance leases	236		267
Financing cash flows from finance leases	327		361
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$13,964		901
Weighted-average remaining lease term
Operating leases	11.6	years	9.9	years
Finance leases	11.7	years	12.5	years
Weighted-average discount rate
Operating leases	4.36%		3.12%
Finance leases	4.60%		4.58%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the Consolidated Balance Sheet on December 31, 2022:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2023 (excluding the three months ended December 31, 2022)	$5,303	1,693
2024	6,280	2,315
2025	4,955	2,370
2026	4,073	2,434
2027 and thereafter	36,443	18,997
Total minimum lease payments	57,054	27,809
Less: amounts representing interest	13,296	6,954
Present value of net minimum lease payments	$43,758	20,855
Less: current portion of lease obligations	5,412	1,359
Non-current portion of lease obligations	$38,346	19,496

ROU assets	$42,156	16,950

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the first quarters of 2023 and 2022 represent the three-month periods ended December 31, 2022 and 2021, respectively.

OVERVIEW

Sales, net earnings and diluted earnings per share were $205.5 million, $14.7 million and $0.57 per share, respectively, in the first quarter of 2023 compared to $177.0 million, $11.5 million and $0.44 per share, respectively, in the first quarter of 2022.

NET SALES

Net sales increased $28.5 million, or 16.1%, to $205.5 million in the first quarter of 2023 from $177.0 million in the first quarter of 2022. The increase in net sales in the first quarter of 2023 as compared to the first quarter of 2022 was due to a $12.8 million increase in the Aerospace & Defense segment, an $8.2 million increase in the Test segment, and a $7.5 million increase in the USG segment.

-Aerospace & Defense (A&D)

Net sales of $83.0 million in the first quarter of 2023 were $12.8 million, or 18.2%, higher than the $70.2 million in the first quarter of 2022. The sales increase in the first quarter of 2023 compared to the first quarter of 2022 was primarily due to an approximately $9.2 million increase in aerospace shipments at Mayday, Crissair and PTI and a $5.0 million increase in net sales at VACCO and Globe driven by navy sales, partially offset by a $1.6 million decrease in navy sales at Westland.

-USG

Net sales of $71.0 million in the first quarter of 2023 were $7.5 million, or 11.8% higher than the $63.5 million in the first quarter of 2022. The increase in the first quarter of 2023 compared to the first quarter of 2022 was mainly due to a $4.5 million increase in net sales at NRG driven by continued strength in the renewables end-market and a $3.0 million increase at Doble driven by higher sales of protection testing instruments and software.

-Test

Net sales of $51.5 million in the first quarter of 2023 were $8.2 million, or 18.9%, higher than the $43.3 million in the first quarter of 2022. The increase in the first quarter of 2022 compared to the first quarter of 2021 was primarily due to $5.8 million of higher sales from the segment’s U.S operations and $3.4 million of higher sales from the segment’s European operations partially offset by $1.0 million of lower sales from the segment’s Asian operations, all due to the timing of test and measurement chamber projects.

ORDERS AND BACKLOG

Backlog was $718.4 million at December 31, 2022 compared with $695.0 million at September 30, 2022. The Company received new orders totaling $228.9 million in the first quarter of 2023 compared to $224.4 million in the first quarter of 2022. Of the new orders received in the first quarter of 2023, $97.3 million related to Aerospace & Defense products, $80.2 million related to USG products, and $51.4 million related to Test products. Of the new orders received in the first quarter of 2022, $90.2 million related to Aerospace & Defense products, $66.2 million related to USG products, and $68.0 million related to Test products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses were $51.3 million (25.0% of net sales) for the first quarter of 2023, compared with $46.6 million (26.3% of net sales) for the first quarter of 2022. The increase in SG&A in the first quarter of 2023 compared to the first quarter of 2022 was mainly due to higher expenses at Corporate due to the executive management transition (primarily relocation and recruiting costs) and an increase within the A&D and USG segments due to higher sales and commissions.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $6.9 million and $6.5 million for the first quarter of 2023 and 2022, respectively. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the first quarter of 2023 compared to the first quarter of 2022 was mainly due to an increase in amortization of capitalized software.

OTHER EXPENSES, NET

Other expenses, net, were $0.4 million in the first quarter of 2023 compared to other expenses, net, of $0.1 million in the first quarter of 2022. The principal component of other expenses, net, in the first quarter of 2023 included approximately $0.2 million of restructuring charges within the A&D segment. There were no individually significant items in other expenses (income), net, in the first quarter of 2022.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above. EBIT was $20.6 million (10.0% of net sales) for the first quarter of 2023 compared to $15.6 million (8.8% of net sales) for the first quarter of 2022.

The following table presents a reconciliation of EBIT to a GAAP financial measure:

	Three Months Ended
	December 31,
(In thousands)	2022	2021
Net earnings	$14,727	11,524
Plus: Interest expense, net	1,658	733
Plus: Income tax expense	4,172	3,313
Consolidated EBIT	$20,557	15,570

– Aerospace & Defense

EBIT was $12.5 million (15.1% of net sales) in the first quarter of 2023 compared to $10.0 million (14.2% of net sales) in the first quarter of 2022. The increase in EBIT in the first quarter of 2023 compared to the first quarter of 2022 was mainly due to higher sales volumes at Mayday, Crissair & PTI partially offset by a decrease in EBIT at Westland due to the lower sales volumes mentioned above. In addition, EBIT in the first quarter of 2023 was negatively impacted by a $0.2 million of restructuring charges (primarily severance) within the A&D segment.

-USG

EBIT was $16.1 million (22.7% of net sales) in the first quarter of 2023 compared to $13.4 million (21.1% of net sales) in the first quarter of 2022. The increase in EBIT in the first quarter of 2023 compared to the first quarter of 2022 was mainly due to the higher sales volumes at both Doble and NRG in the first quarter of 2023.

-Test

EBIT was $5.4 million (10.5% of net sales) in the first quarter of 2023 compared to $4.0 million (9.2% of net sales) in the first quarter of 2022. The increase in EBIT in the first quarter of 2023 compared to the first quarter of 2022 was primarily due to higher sales volumes from the segment’s U.S. and European operations.

– Corporate

Corporate costs included in EBIT were $13.5 million and $11.7 million in the first quarter of 2023 and 2022, respectively. The increase in Corporate costs in the first quarter of 2023 compared to the first quarter of 2022 was mainly due to approximately $0.8 million of management transition costs (mainly relocation and recruiting) related to the Company’s CEO transition.

INTEREST EXPENSE, NET

Interest expense was $1.7 million and $0.7 million in the first quarter of 2023 and 2022, respectively. The increase in interest expense in the first quarter of 2023 as compared to the first quarter of 2022 was mainly due to higher average interest rates (4.56% in the first quarter of 2023 compared to 1.17% in the first quarter of 2022).

INCOME TAX EXPENSE

The effective income tax rate was 22.1% in the first quarter of 2023 compared to 22.3% in the first quarter of 2022. Income tax expense in the first quarter of 2023 was favorably impacted by excess tax benefit related to the vesting of share-based compensation and the release of a valuation allowance on acquired federal net operating losses, decreasing the effective tax rate for the quarter by 1.3%. Income tax expense in the first quarter of 2022 was favorably impacted by excess tax benefit related to the vesting of share-based compensation, decreasing the effective tax rate for the quarter by 1.7%.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remain strong. Working capital (current assets less current liabilities) decreased to $242.0 million at December 31, 2022 from $254.5 million at September 30, 2022 mainly driven by a decrease in cash including repayment of debt. Inventories increased by $19.3 million during this period mainly due to an $11.0 million increase within the USG segment, a $4.3 million increase within the Aerospace & Defense segment and a $4.0 million increase within the Test segment resulting primarily from the timing of receipt of raw materials to meet anticipated demand and an increase in work in process inventories due to timing of manufacturing existing orders. Accrued salaries decreased by $13.2 million due to timing of salaries and bonus payments.

Net cash used by operating activities was $(9.0) million and net cash provided by operating activities was $1.9 million in the first quarters of 2023 and 2022, respectively. The decrease in net cash provided by operating activities in the first quarter of 2023 as compared to the first quarter of 2022 was mainly driven by higher inventory balances, lower accounts payable and accrued expenses and the effect of deferred taxes.

Capital expenditures were $4.8 million and $14.1 million in the first quarters of 2023 and 2022, respectively. The decrease in the first quarter of 2023 was mainly due to the purchase of the NRG building of approximately $10 million in the first quarter of 2022. In addition, the Company incurred expenditures for capitalized software of approximately $2.8 million and $2.0 million in the first quarters of 2023 and 2022, respectively.

Credit Facility

At December 31, 2022, the Company had approximately $360 million available to borrow under its bank credit facility, a $250 million increase option, and $51.9 million cash on hand. At December 31, 2022, the Company had $132 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $8.2 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Share Repurchases

During the first quarter of 2023, the Company repurchased approximately 58,000 shares for $5.1 million, of which $4.1 million was paid during the quarter and the remainder was settled in January 2023. For further information on the share repurchases during the first quarter of 2023, see Part II, Item 2 of this Report.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 18, 2022 to stockholders of record as of October 4, 2022. Subsequent to December 31, 2022, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on January 20, 2023 to stockholders of record as of January 5, 2023.

Subsequent Event

On February 1, 2023, the Company acquired CMT Materials, LLC and its affiliate Engineered Syntactic Systems, LLC (CMT) for a purchase price of $18 million. CMT, based in Attleboro, Massachusetts, is a leading supplier of syntactic materials for buoyancy and specialty applications. The business has annualized sales of approximately $15 million and will become part of Globe within the A&D segment.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and the following: the continuing impact of the COVID-19 pandemic including the effects of known or unknown COVID-19 variants, labor shortages, facility closures, shelter in place policies or quarantines, material shortages, transportation delays, termination or delays of Company contracts and the inability of our suppliers or customers to perform; the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future contract awards or customer orders; the appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; inflationary pressures on the Company’s costs of materials, components and supplies; labor disputes; changes in U.S. tax laws and regulations; other changes in laws and regulations including but not limited to changes in accounting standards and foreign taxation; changes in interest rates; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; and the integration of recently acquired businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. The Company’s Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. All derivative instruments are reported on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the respective derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. There has been no material change to the Company’s market risks since September 30, 2022.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES*

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs*
October 1-31, 2022	—	N/A	—	$180.0 million
November 1-30, 2022	—	N/A	—	$180.0 million
December 1-31, 2022	57,639	$88.07	57,639	$174.9 million
Total	57,639	$88.07	57,639	$174.9 million
*	On August 5, 2021, the Company’s Board of Directors approved a new common stock program, which was announced on August 9, 2021, authorizing the Company to repurchase shares of its common stock from time to time at its discretion, in the open market or otherwise, up to a maximum total repurchase amount equal to $200 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). This program is scheduled to expire September 30, 2024. The Company has not determined whether or when it will make additional repurchases under the program.

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 22, 2022

4.2	Credit Agreement dated September 27, 2019, incorporated by reference to Exhibit 10.1 hereto	Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2019

10.1

Credit Agreement dated as of September 27, 2019 among ESCO Technologies Inc., the Foreign Subsidiary Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, BMO Harris Bank N.A. as Syndication Agent, and Bank of America, N.A., SunTrust Bank, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents

Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2019

10.2	Form of Fiscal 2023 Performance Share Unit Awards to Executive Officers under 2018 Omnibus Incentive Plan	Filed herewith

10.3	Amendment to Employment Agreement of Victor L. Richey effective December 31, 2022	Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2023

10.4	Transition Award Agreement with Victor L. Richey effective January 3, 2023	Exhibit 10.2 to the Company’s Form 8-K filed January 6, 2023

10.5	Employment and Compensation Agreement with Bryan H. Sayler effective January 1, 2023	Exhibit 10.3 to the Company’s Form 8-K filed January 6, 2023

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith

101.SCH	XBRL Schema Document*	Submitted herewith

101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith

101.DEF	XBRL Definition Linkbase Document*	Submitted herewith

101.LAB	XBRL Label Linkbase Document*	Submitted herewith

101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

104	Cover Page Interactive Data File (contained in Exhibit 101)	Submitted herewith
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

Dated: February 9, 2023