Form 10-Q
period 2023-03-31
ESCO TECHNOLOGIES INC
filed 2023-05-10
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at April 30, 2023
Common stock, $.01 par value per share	25,758,077

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022

Net sales	$229,136	204,928
Costs and expenses:
Cost of sales	142,296	128,375
Selling, general and administrative expenses	53,877	47,959
Amortization of intangible assets	7,030	6,510
Interest expense, net	2,269	1,020
Other expenses (income), net	314	(604)
Total costs and expenses	205,786	183,260

Earnings before income taxes	23,350	21,668
Income tax expense	5,472	5,085
Net earnings	$17,878	16,583

Earnings per share:
Basic - Net earnings	0.69	0.64

Diluted - Net earnings	$0.69	0.64

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended
	March 31,
	2023	2022

Net sales	$434,637	381,938
Costs and expenses:
Cost of sales	268,679	236,680
Selling, general and administrative expenses	105,179	94,594
Amortization of intangible assets	13,891	12,977
Interest expense, net	3,927	1,753
Other expenses (income), net	712	(571)
Total costs and expenses	392,388	345,433

Earnings before income taxes	42,249	36,505
Income tax expense	9,644	8,398
Net earnings	$32,605	28,107

Earnings per share:
Basic — Net earnings	$1.26	1.08

Diluted — Net earnings	$1.26	1.08

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net earnings	$17,878	16,583	32,605	28,107
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,233	(2,811)	13,747	(5,311)
Total other comprehensive income (loss), net of tax	2,233	(2,811)	13,747	(5,311)
Comprehensive income	$20,111	13,772	46,352	22,796

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31,	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$48,221	97,724
Accounts receivable, net of allowance for credit losses of $2,693 and $2,612, respectively	180,817	164,645
Contract assets	128,205	125,154
Inventories, net	185,753	162,403
Other current assets	27,144	22,696
Total current assets	570,140	572,622
Property, plant and equipment, net of accumulated depreciation of $166,699 and $165,322, respectively	154,020	155,973
Intangible assets, net of accumulated amortization of $189,819 and $175,928, respectively	401,717	394,464
Goodwill	505,194	492,709
Operating lease assets	41,418	29,150
Other assets	10,113	9,538
Total assets	$1,682,602	1,654,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	79,619	78,746
Contract liabilities	119,970	125,009
Accrued salaries	31,092	40,572
Accrued other expenses	46,374	53,802
Total current liabilities	297,055	318,129
Deferred tax liabilities	81,150	82,023
Non-current operating lease liabilities	37,657	24,853
Other liabilities	44,945	48,294
Long-term debt	141,000	133,000
Total liabilities	601,807	606,299
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,751,449 and 30,707,748 shares, respectively	308	307
Additional paid-in capital	304,184	301,553
Retained earnings	933,499	905,022
Accumulated other comprehensive loss, net of tax	(18,018)	(31,764)
	1,219,973	1,175,118
Less treasury stock, at cost: 4,993,372 and 4,854,997 common shares, respectively	(139,178)	(126,961)
Total shareholders’ equity	1,080,795	1,048,157
Total liabilities and shareholders’ equity	$1,682,602	1,654,456

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$32,605	28,107
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	24,910	24,292
Stock compensation expense	5,309	3,428
Changes in assets and liabilities	(67,140)	(41,451)
Effect of deferred taxes	(1,145)	8,627
Net cash (used) provided by operating activities	(5,461)	23,003
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(17,901)	(15,592)
Additions to capitalized software and other	(5,918)	(4,727)
Capital expenditures	(10,305)	(20,715)
Net cash used by investing activities	(34,124)	(41,034)
Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	68,000	88,000
Principal payments on long-term debt and short-term borrowings	(60,000)	(46,000)
Purchases of common stock into treasury	(12,217)	(17,878)
Dividends paid	(4,128)	(4,150)
Other	(2,374)	(2,719)
Net cash (used) provided by financing activities	(10,719)	17,253
Effect of exchange rate changes on cash and cash equivalents	801	(1,130)
Net decrease in cash and cash equivalents	(49,503)	(1,908)
Cash and cash equivalents, beginning of period	97,724	56,232
Cash and cash equivalents, end of period	$48,221	54,324

Supplemental cash flow information:
Interest paid	$3,384	1,002
Income taxes paid (including state and foreign)	13,346	1,558

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

The Company’s results for the three-month period ended March 31, 2023 are not necessarily indicative of the results for the entire 2023 fiscal year. References to the second quarters of 2023 and 2022 represent the fiscal quarters ended March 31, 2023 and 2022, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

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

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2023	2022	2023	2022
Weighted Average Shares Outstanding — Basic	25,800	25,953	25,831	26,008
Dilutive Restricted Shares	95	92	88	90
Adjusted Shares — Diluted	25,895	26,045	25,919	26,098

3.    ACQUISITION

On February 1, 2023, the Company acquired CMT Materials, LLC and its affiliate Engineered Syntactic Systems, LLC (CMT) for a purchase price of approximately $18 million, net of cash acquired. CMT, based in Attleboro, Massachusetts, is a supplier of syntactic materials for buoyancy and specialty applications. Since the date of acquisition, the operating results for the CMT business have been included as part of Globe in the A&D segment. The acquisition date fair value of the assets acquired and liabilities assumed primarily were as follows: approximately $1.7 million of accounts receivable, $3.0 million of inventory, $1.3 million of property, plant and equipment, $1.2 million of accounts payable and accrued expenses, $7.3 million of identifiable intangible assets, mainly consisting of customer relationships totaling $6.2 million. The acquired goodwill of $5.7 million related to excess value associated with opportunities to expand the services and products that the Company can offer to its customers. The Company anticipates that the goodwill will be deductible for tax purposes.

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

Performance-Accelerated Restricted Stock Unit (PARS) Awards and Time-Vested Restricted Stock Unit (RSU) Awards

Compensation expense related to the PARS/RSU awards was $3.1 million and $4.7 million for the three and six-month periods ended March 31, 2023, respectively, and $1.5 million and $2.8 million for the corresponding periods in 2022. As of March 31, 2023, there were 244,387 unvested stock units outstanding.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.6 million for the three and six-month periods ended March 31, 2023, respectively, and $0.3 million and $0.6 million for the corresponding periods in 2022.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $3.4 million and $5.3 million for the three and six-month periods ended March 31, 2023, respectively, and $1.7 million and $3.4 million for the corresponding periods in 2022. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million and $0.6 million for the three and six-month periods ended March 31, 2023, respectively, and $0.3 million and $0.5 million for the corresponding periods in 2022. As of March 31, 2023, there was $10.8 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

5.    INVENTORIES

Inventories, net, consist of the following:

	March 31,	September 30,
(In thousands)	2023	2022
Finished goods	$32,712	32,471
Work in process	46,596	38,492
Raw materials	106,445	91,440
Total inventories, net	$185,753	162,403

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at March 31, 2023 and September 30, 2022 are the following intangible assets gross carrying amounts and accumulated amortization:

	March 31,	September 30,
(Dollars in thousands)	2023	2022
Goodwill	$505,194	492,709

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,425	2,353
Less: accumulated amortization	1,154	1,091
Net	$1,271	1,262

Capitalized software
Gross carrying amount	$115,191	106,583
Less: accumulated amortization	74,787	70,476
Net	$40,404	36,107

Customer relationships
Gross carrying amount	$298,005	287,447
Less: accumulated amortization	105,013	96,921
Net	$192,992	190,526

Other
Gross carrying amount	$14,298	13,985
Less: accumulated amortization	8,779	7,440
Net	$5,519	6,545
Intangible assets with indefinite lives:
Trade names	$161,531	160,024

The changes in the carrying amount of goodwill attributable to each business segment for the six months ended March 31, 2023 is as follows:

			Aerospace
(Dollars in millions)	USG	Test	& Defense	Total
Balance as of September 30, 2022	$348.7	34.0	110.0	492.7
Acquisition activity and adjustments	—	—	5.7	5.7
Foreign currency translation	6.8	—	—	6.8
Balance as of March 31, 2023	$355.5	34.0	115.7	505.2

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

	Three Months		Six Months
	Ended March 31,		Ended March 31,
(In thousands)	2023	2022	2023	2022
NET SALES
Aerospace & Defense	$98,982	84,821	181,965	155,065
USG	79,161	64,191	150,206	127,676
Test	50,993	55,916	102,466	99,197
Consolidated totals	$229,136	204,928	434,637	381,938

EBIT
Aerospace & Defense	$18,795	14,349	31,331	24,304
USG	14,061	11,314	30,192	24,705
Test	7,226	8,494	12,637	12,459
Corporate (loss)	(14,463)	(11,469)	(27,984)	(23,210)
Consolidated EBIT	25,619	22,688	46,176	38,258
Less: Interest expense	(2,269)	(1,020)	(3,927)	(1,753)
Earnings before income taxes	$23,350	21,668	42,249	36,505

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

8.    DEBT

The Company’s debt is summarized as follows:

	March 31,	September 30,
(In thousands)	2023	2022
Total borrowings	$161,000	153,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$141,000	133,000

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

At March 31, 2023, the Company had approximately $332 million available to borrow under the Credit Facility, plus the $250 million increase option, subject to lenders’ consent, in addition to $48.2 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of March 31, 2023, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $7.3 million at March 31, 2023.

Interest on borrowings under the Credit Facility is calculated at a spread over either the Standard Overnight Financing Rate (SOFR) or the prime rate depending on various factors. The Credit Facility also requires a facility fee ranging from 10 to 25 basis points per annum on the unused portion. The interest rate spreads on the facility and the facility fee are subject to increase or decrease depending on the Company’s leverage ratio. The weighted average interest rates were 5.97% and 5.33% for the three and six-month periods ending March 31, 2023, respectively, and 1.29% and 1.23% for the three and six-month periods ending March 31, 2022. As of March 31, 2023, the Company was in compliance with all covenants.

9.    INCOME TAX EXPENSE

The second quarter 2023 effective income tax rate was 23.4% compared to 23.5% in the second quarter of 2022. The effective income tax rate in the first six months of 2023 was 22.8% compared to 23.0% for the first six months of 2022. There were no significant or unusual items impacting the 2023 second quarter or year-to-date effective tax rate.

10.    SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three and six months of 2023 and 2022 is shown below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Common stock
Beginning balance	307	307	307	307
Stock plans	1	—	1	—
Ending balance	308	307	308	307

Additional paid-in-capital
Beginning balance	300,697	296,277	301,553	297,644
Stock plans	3,487	2,076	2,631	709
Ending balance	304,184	298,353	304,184	298,353

Retained earnings
Beginning balance	917,682	840,434	905,022	830,989
Net earnings common stockholders	17,878	16,583	32,605	28,107
Dividends paid	(2,061)	(2,071)	(4,128)	(4,150)
Ending balance	933,499	854,946	933,499	854,946

Accumulated other comprehensive income (loss)
Beginning balance	(20,251)	(4,661)	(31,764)	(2,161)
Foreign currency translation	2,233	(2,811)	13,746	(5,311)
Ending balance	(18,018)	(7,472)	(18,018)	(7,472)

Treasury stock
Beginning balance	(132,037)	(117,080)	(126,961)	(107,083)
Share repurchases	(7,141)	(7,881)	(12,217)	(17,878)
Ending balance	(139,178)	(124,961)	(139,178)	(124,961)

Total equity	1,080,795	1,021,173	1,080,795	1,021,173

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2023 and September 30, 2022 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, and are immaterial.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and six-month periods ended March 31, 2023.

12.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three and six-month periods ended March 31, 2023 are presented in the tables below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The tables below also include a reconciliation of the disaggregated revenue within each reportable segment.

Three months ended March 31, 2023	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$48,228	$78,110	$43,188	$169,526
Government	50,754	1,051	7,805	59,610
Total revenues	$98,982	$79,161	$50,993	$229,136

Geographic location:
United States	$82,516	$53,020	$27,504	$163,040
International	16,466	26,141	23,489	66,096
Total revenues	$98,982	$79,161	$50,993	$229,136

Revenue recognition method:
Point in time	$47,255	$64,080	$11,968	$123,303
Over time	51,727	15,081	39,025	105,833
Total revenues	$98,982	$79,161	$50,993	$229,136

Six months ended March 31, 2023	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$84,968	$148,273	$89,180	$322,421
Government	96,997	1,933	13,286	112,216
Total revenues	$181,965	$150,206	$102,466	$434,637

Geographic location:
United States	$151,450	$99,399	$55,007	$305,856
International	30,515	50,807	47,459	128,781
Total revenues	$181,965	$150,206	$102,466	$434,637

Revenue recognition method:
Point in time	$80,859	$120,111	$21,069	$222,039
Over time	101,106	30,095	81,397	212,598
Total revenues	$181,965	$150,206	$102,466	$434,637

Revenues by customer type, geographic location, and revenue recognition method for the three and six-month periods ended March 31, 2022 are presented in the tables below.

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

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At March 31, 2023, the Company had $740.9 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 79% in the next twelve months.

Contract assets and liabilities

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. Because of the timing difference of revenue recognition and customer billing, these contracts will often result in revenue recognized in excess of billings and billings in excess of costs incurred. At March 31, 2023, contract assets and liabilities totaled $128.2 million and $131.7 million, respectively. During the first six months of 2023, the Company recognized approximately $55 million in revenues that were included in the contract liabilities balance at September 30, 2022. At September 30, 2022, contract assets and liabilities totaled $125.2 million and $137.6 million, respectively.

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2023	2022
Finance lease cost
Amortization of right-of-use assets	$393	$393
Interest on lease liabilities	233	245
Operating lease cost	1,853	1,578
Total lease costs	$2,479	$2,216

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2023	2022
Finance lease cost
Amortization of right-of-use assets	$786	$826
Interest on lease liabilities	469	511
Operating lease cost	3,498	3,131
Total lease costs	$4,753	$4,468

Additional information related to leases are shown below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,779	$1,512
Operating cash flows from finance leases	233	245
Financing cash flows from finance leases	330	304
Right-of-use assets obtained in exchange for operating lease liabilities	618	346

	Six Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2023		2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,380		$3,008
Operating cash flows from finance leases	469		511
Financing cash flows from finance leases	658		665
Right-of-use assets obtained in exchange for operating lease liabilities	14,582		1,247

	March 31, 2023		March 31, 2022
Weighted-average remaining lease term
Operating leases	11.5	years	9.9	years
Finance leases	11.5	years	12.3	years
Weighted-average discount rate
Operating leases	4.40%		3.12%
Finance leases	4.61%		4.58%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on March 31, 2023:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2023 (excluding the six months ended March 31, 2023)	$3,579	1,130
2024	6,387	2,315
2025	5,085	2,370
2026	4,213	2,434
2027 and thereafter	36,773	18,996
Total minimum lease payments	56,037	27,245
Less: amounts representing interest	12,936	6,721
Present value of net minimum lease payments	$43,101	20,524
Less: current portion of lease obligations	5,444	1,387
Non-current portion of lease obligations	37,657	19,137

ROU assets	$41,418	16,557

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the second quarters of 2023 and 2022 represent the three-month periods ended March 31, 2023 and 2022, respectively.

OVERVIEW

In the second quarter of 2023, sales, net earnings and diluted earnings per share were $229.1 million, $17.9 million and $0.69 per share, respectively, compared to $204.9 million, $16.6 million and $0.64 per share, respectively, in the second quarter of 2022. In the first six months of 2023, sales, net earnings and diluted earnings per share were $434.6 million, $32.6 million and $1.26 per share, respectively, compared to $381.9 million, $28.1 million and $1.08 per share, respectively, in the first six months of 2022.

NET SALES

In the second quarter of 2023, net sales of $229.1 million were $24.2 million, or 11.8%, higher than the $204.9 million in the second quarter of 2022. In the first six months of 2023, net sales of $434.6 million were $52.7 million, or 13.8%, higher than the $381.9 million in the first six months of 2022. The increase in net sales in the second quarter of 2023 as compared to the second quarter of 2022 was due to a $15.0 million increase in the USG segment, a $14.2 million increase in the Aerospace & Defense segment, partially offset by a $4.9 million decrease in the Test segment. The increase in net sales in the first six months of 2023 as compared to the first six months of 2022 was due to a $26.9 million increase in the Aerospace & Defense segment, a $22.5 million increase in the USG segment, and a $3.3 million increase in the Test segment.

-Aerospace & Defense (A&D)

In the second quarter of 2023, net sales of $99.0 million were $14.2 million, or 16.7%, higher than the $84.8 million in the second quarter of 2022. In the first six months of 2023, net sales of $182.0 million were $26.9 million, or 17.3%, higher than the $155.1 million in the first six months of 2022. The sales increase in the second quarter of 2023 compared to the second quarter of 2022 was mainly due to a $6.8 million increase in net sales at Mayday, a $3.1 million increase in net sales at Globe driven by the CMT acquisition, a $2.6 million increase in net sales at Crissair, a $2.6 million increase in net sales at PTI, a $1.3 million increase in net sales at VACCO, partially offset by a $2.2 million decrease in sales at Westland driven by timing of navy projects. The sales increase in the first six months of 2023 compared to the first six months of 2022 was mainly due to an $11.8 million increase in net sales at Mayday, a $4.9 million increase in net sales at VACCO, a $4.8 million increase in net sales at Crissair, a $4.6 million increase in net sales at PTI, and a $4.6 million increase in net sales at Globe driven by the CMT acquisition, partially offset by a $3.8 million decrease in net sales at Westland driven by timing of navy projects. The increase in net sales at Mayday, Crissair and PTI in the second quarter and first six months of 2023 as compared to the corresponding periods of 2022 was primarily due to an increase in commercial aerospace sales driven by the rebound from the COVID-19 pandemic.

-USG

In the second quarter of 2023, net sales of $79.2 million were $15.0 million, or 23.4%, higher than the $64.2 million in the second quarter of 2022. In the first six months of 2023, net sales of $150.2 million were $22.5 million, or 17.6%, higher than the $127.7 million in the first six months of 2022. The increase in the second quarter and first six months of 2023 compared to the corresponding periods of 2022 was mainly due to higher shipments of condition monitoring products and service revenue at Doble and an increase in product sales at NRG.

-Test

In the second quarter of 2023, net sales of $51.0 million were $4.9 million, or 8.8%, lower than the $55.9 million in the second quarter of 2022. In the first six months of 2023, net sales of $102.5 million were $3.3 million, or 3.3%, higher than the $99.2 million in the first six months of 2022. The decrease in the second quarter of 2023 as compared to the second quarter of 2022 was primarily due to a $9.7 million decrease in sales from the Company’s U.S. and Asian operations driven by COVID disruptions in China partially offset by a $4.8 million increase in sales from the segment’s European operations due to strength from test and measurement chamber projects. The increase in the first six months of 2023 compared to the first six months of 2022 was due to a $10.3 million increase in sales from the Company’s European and U.S. operations partially offset by a $7.0 million decrease in sales from the segment’s Asian operations due to COVID disruptions in China and timing of test and measurement chamber projects.

ORDERS AND BACKLOG

Backlog was $740.9 million at March 31, 2023 compared with $695.0 million at September 30, 2022. The Company received new orders totaling $251.6 million in the second quarter of 2023 compared to $236.5 million in the second quarter of 2022. Of the new orders received in the second quarter of 2023, $111.7 million related to Aerospace & Defense products (including $7 million of acquired backlog from the CMT acquisition), $84.6 million related to USG products, and $55.3 million related to Test products. Of the new orders received in the second quarter of 2022, $94.6 million related to Aerospace & Defense products, $86.5 million related to USG products, and $55.4 million related to Test products.

The Company received new orders totaling $480.5 million in the first six months of 2023 compared to $460.9 million in the first six months of 2022. Of the new orders received in the first six months of 2023, $208.9 million related to Aerospace & Defense products, $164.8 million related to USG products, and $106.8 million related to Test products. Of the new orders received in the first six months of 2022, $184.8 million related to Aerospace & Defense products, $152.7 million related to USG products, and $123.4 million related to Test products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of 2023 were $53.9 million (23.5% of net sales), compared with $48.0 million (23.4% of net sales) for the second quarter of 2022. For the first six months of 2023, SG&A expenses were $105.2 million (24.2% of net sales) compared to $94.6 million (24.8% of net sales) for the first six months of 2022. The increase in SG&A in the second quarter and first six months of 2023 compared to the corresponding periods of 2022 was mainly due to higher expenses at Corporate due to executive management transition costs and professional fees and higher expenses at Doble as a result of increased sales and marketing and event costs.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $7.0 million and $13.9 million for the second quarter and first six months of 2023, respectively, compared to $6.5 million and $13.0 million for the corresponding periods of 2022. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the second quarter and first six months of 2023 compared to the corresponding periods of 2022 was mainly due to the Company’s recent acquisition of CMT.

OTHER EXPENSES (INCOME), NET

Other expenses, net, was $0.3 million in the second quarter of 2023 compared to ($0.6) million of income in the second quarter of 2022. Other expenses, net, was $0.7 million in the first six months of 2023 compared to ($0.6) million of income in the first six months of 2022. There were no individually significant items in other expenses (income), net, in the second quarter or first six months of 2023 or 2022, respectively.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT was $25.6 million (11.2% of net sales) for the second quarter of 2023 compared to $22.7 million (11.1% of net sales) for the second quarter of 2022. For the first six months of 2023, EBIT was $46.2 million (10.6% of net sales) compared to $38.3 million (10.0% of net sales) for the first six months of 2022.

The following table presents a reconciliation of EBIT to net earnings.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2023	2022	2023	2022
Net earnings	$17,878	16,583	32,605	28,107
Plus: Interest expense, net	2,269	1,020	3,927	1,753
Plus: Income tax expense	5,472	5,085	9,644	8,398
Consolidated EBIT	$25,619	22,688	46,176	38,258

– Aerospace & Defense

EBIT in the second quarter of 2023 was $18.8 million (19.0% of net sales) compared to $14.3 million (16.9% of net sales) in the second quarter of 2022. EBIT in the first six months of 2023 was $31.3 million (17.2% of net sales) compared to $24.3 million (15.7% of net sales) in the first six months of 2022. The increase in EBIT in the second quarter and first six months of 2023 compared to the corresponding periods of 2022 was mainly due to higher sales volumes at Mayday, VACCO, PTI, Crissair and Globe partially offset by a decrease in EBIT at Westland due to the lower sales volumes as mentioned above. EBIT in the second quarter of 2023 was negatively impacted by a $0.6 million inventory step-up charge related to the CMT acquisition. EBIT in the first six months of 2022 was negatively impacted by a $0.3 million inventory step-up charge related to the NEco acquisition.

-USG

EBIT in the second quarter of 2023 was $14.1 million (17.8% of net sales) compared to $11.3 million (17.6% of net sales) in the second quarter of 2022. EBIT in the first six months of 2023 was $30.2 million (20.1% of net sales) compared to $24.7 million (19.3% of net sales) in the first six months of 2022. The increase in EBIT in the second quarter and first six months of 2023 compared to the corresponding periods of 2022 was mainly due to the higher sales volumes at Doble and NRG as mentioned above. EBIT in the first six months of 2022 was negatively impacted by approximately $0.5 million of inventory step-up charges related to the Altanova acquisition.

-Test

EBIT in the second quarter of 2023 was $7.2 million (14.2% of net sales) compared to $8.5 million (15.2% of net sales) in the second quarter of 2022. EBIT in the first six months of 2023 was $12.6 million (12.3% of net sales) compared to $12.5 million (12.6% of net sales) in the first six months of 2022. The decrease in EBIT in the second quarter of 2023 compared to the second quarter of 2022 was primarily due to lower sales volumes mainly from the segment’s Asian operations due to the COVID disruptions in China. The increase in EBIT in the first six months of 2023 compared to the first six months of 2022 was primarily due to the higher sales volumes from the segment’s European operations.

– Corporate

Corporate costs included in EBIT were $14.5 million and $28.0 million in the second quarter and first six months of 2023, respectively, compared to $11.5 million and $23.2 million in the corresponding periods of 2022. The increase in Corporate costs in the second quarter and first six months of 2023 compared to the corresponding periods of 2022 was mainly due to executive management transition costs and an increase in professional fees and amortization expense of acquired intangible assets related to the Company’s recent acquisition of CMT.

INTEREST EXPENSE, NET

Interest expense was $2.3 million and $3.9 million in the second quarter and first six months of 2023, respectively, and $1.0 million and $1.8 million in the corresponding periods of 2022. The increase in interest expense in the second quarter and first six months of 2023 compared to the corresponding periods of 2022 was mainly due to higher average interest rates. The weighted average interest rates were 5.97% and 5.33% for the three and six-month periods ending March 31, 2023, respectively, and 1.29% and 1.23% for the three and six-month periods ending March 31, 2022.

INCOME TAX EXPENSE

The second quarter 2023 effective income tax rate was 23.4% compared to 23.5% in the second quarter of 2022. The effective income tax rate in the first six months of 2023 was 22.8% compared to 23.0% for the first six months of 2022. There were no significant or unusual items impacting the 2023 second quarter or year-to-date effective tax rate.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $273.1 million at March 31, 2023 from $254.5 million at September 30, 2022. Inventories increased by $23.4 million during this period due to a $12.8 million increase within the USG segment, a $9.3 million increase within the Aerospace & Defense segment and a $1.3 million increase within the Test segment resulting primarily from the timing of receipt of raw materials to meet anticipated demand and an increase in work in process inventories due to timing of manufacturing existing orders. Accounts receivable increased $16.2 million during this period mainly due to a $12.3 million increase within the Test segment and a $4.2 million increase within the A&D segment, due to timing of projects within the Test segment and higher sales volumes. within the A&D segment.

Net cash (used) provided by operating activities was ($5.5) million and $23.0 million in the first six months of 2023 and 2022, respectively. The decrease in net cash provided by operating activities in the first six months of 2023 as compared to the first six months of 2022 was mainly driven by higher working capital requirements, including an increase in inventories and accounts receivable.

Capital expenditures were $10.3 million and $20.7 million in the first six months of 2023 and 2022, respectively. The decrease in the first six months of 2023 compared to the prior year period was mainly due to the purchase of the NRG building of approximately $10 million in the first quarter of 2022. In addition, the Company incurred expenditures for capitalized software of $5.9 million and $4.7 million in the first six months of 2023 and 2022, respectively.

Acquisition

On February 1, 2023, the Company acquired CMT Materials, LLC and its affiliate Engineered Syntactic Systems, LLC (CMT) for a purchase price of $18 million. CMT, based in Attleboro, Massachusetts, is a leading supplier of syntactic materials for buoyancy and specialty applications. Since the date of acquisition, the operating results for the CMT business have been included as part of Globe within the A&D segment.

Credit Facility

At March 31, 2023, the Company had approximately $332 million available to borrow under its bank credit facility, a $250 million increase option, and $48.2 million cash on hand. At March 31, 2023, the Company had $161 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $7.3 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Share Repurchases

During the first six months of 2023, the Company repurchased approximately 138,000 shares for approximately $12.2 million. For further information on the share repurchases during the second quarter of 2023, see Part II, Item 2 of this Report.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 18, 2022 to stockholders of record as of October 4, 2022. A dividend of $0.08 per share, totaling $2.1 million, was paid on January 20, 2023 to stockholders of record as of January 5, 2023. Subsequent to March 31, 2023, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on April 18, 2023 to stockholders of record as of April 3, 2023.

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

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and the following: the continuing impact of the COVID-19 pandemic including the impacts of known or unknown COVID-19 variants, labor shortages, facility closures, shelter in place policies or quarantines, material shortages, transportation delays, termination or delays of Company contracts and the inability of our suppliers or customers to perform, the impacts of natural disasters on the Company’s operations and those of the Company’s customers and suppliers; the timing and content of future contract awards or customer orders; the appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; inflationary pressures on the Company’s costs of labor, materials, components and supplies; labor disputes; changes in U.S. tax laws and regulations; other changes in laws and regulations including but not limited to changes in accounting standards and foreign taxation; changes in interest rates; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; and the integration of recently acquired businesses.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES*

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
January 1-31, 2023	33,538	$88.22	33,538	$171.9 million
February 1-28, 2023	934	$89.98	934	$171.8 million
March 1-31, 2023	46,264	$88.58	46,264	$167.8 million
Total	80,736	$88.45	80,736	$167.8 million
*	On August 5, 2021, the Company’s Board of Directors approved a new common stock program, which was announced on August 9, 2021, authorizing us to repurchase shares of our stock from time to time at our discretion, in the open market or otherwise, up to a maximum total repurchase amount equal to $200 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). This program is scheduled to expire September 30, 2024. The Company has not determined whether or when it may cease making repurchases under the program prior to its expiration.

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 22, 2022

4.2	Amendment No. 2 dated as of March 13, 2023 to Credit Agreement dated September 27, 2019, incorporated by reference to Exhibit 10.1 hereto	Filed herewith

10.1

Amendment No. 2 dated as of March 13, 2023 to Credit Agreement dated as of September 27, 2019 among ESCO Technologies Inc., the Foreign Subsidiary Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, BMO Harris Bank N.A. as Syndication Agent, and Bank of America, N.A., SunTrust Bank, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents

Filed herewith

10.2	Amendment to Employment Agreement with Victor L. Richey effective December 31, 2022	Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2023

10.3	Transition Award Agreement with Victor L. Richey effective January 3, 2023	Exhibit 10.2 to the Company’s Form 8-K filed January 6, 2023

10.4	Employment and Compensation Agreement with Bryan H. Sayler effective January 1, 2023	Exhibit 10.3 to the Company’s Form 8-K filed January 6, 2023

10.5	Form of Restricted Stock Unit Award to Christopher L. Tucker dated February 3, 2023	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith

101.SCH	XBRL Schema Document*	Submitted herewith

101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith

101.DEF	XBRL Definition Linkbase Document*	Submitted herewith

101.LAB	XBRL Label Linkbase Document*	Submitted herewith

101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

104	Cover Page Interactive Data File (contained in Exhibit 101)	Submitted herewith
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

Dated: May 10, 2023