Form 10-Q
period 2023-06-30
ESCO TECHNOLOGIES INC
filed 2023-08-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at July 31, 2023
Common stock, $.01 par value per share	25,782,563

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2023	2022

Net sales	$248,749	219,066
Costs and expenses:
Cost of sales	147,274	134,454
Selling, general and administrative expenses	55,376	47,479
Amortization of intangible assets	7,132	6,406
Interest expense, net	2,495	1,331
Other expenses (income), net	966	(106)
Total costs and expenses	213,243	189,564

Earnings before income taxes	35,506	29,502
Income tax expense	7,563	6,329
Net earnings	$27,943	23,173

Earnings per share:
Basic - Net earnings	1.08	0.90

Diluted - Net earnings	$1.08	0.89

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended
	June 30,
	2023	2022

Net sales	$683,386	601,004
Costs and expenses:
Cost of sales	415,953	371,134
Selling, general and administrative expenses	160,555	142,073
Amortization of intangible assets	21,023	19,383
Interest expense, net	6,422	3,084
Other expenses (income), net	1,678	(677)
Total costs and expenses	605,631	534,997

Earnings before income taxes	77,755	66,007
Income tax expense	17,207	14,727
Net earnings	$60,548	51,280

Earnings per share:
Basic — Net earnings	$2.35	1.98

Diluted — Net earnings	$2.34	1.97

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net earnings	$27,943	23,173	60,548	51,280
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(821)	(11,905)	12,926	(17,216)
Total other comprehensive income (loss), net of tax	(821)	(11,905)	12,926	(17,216)
Comprehensive income	$27,122	11,268	73,474	34,064

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30,	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$56,052	97,724
Accounts receivable, net of allowance for credit losses of $3,112 and $2,612, respectively	192,146	164,645
Contract assets	128,284	125,154
Inventories	192,493	162,403
Other current assets	24,847	22,696
Total current assets	593,822	572,622
Property, plant and equipment, net of accumulated depreciation of $171,569 and $165,322, respectively	155,337	155,973
Intangible assets, net of accumulated amortization of $196,951 and $175,928, respectively	398,418	394,464
Goodwill	505,590	492,709
Operating lease assets	40,314	29,150
Other assets	10,028	9,538
Total assets	$1,703,509	1,654,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	76,761	78,746
Contract liabilities	122,526	125,009
Accrued salaries	38,428	40,572
Accrued other expenses	51,236	53,802
Total current liabilities	308,951	318,129
Deferred tax liabilities	78,585	82,023
Non-current operating lease liabilities	36,815	24,853
Other liabilities	44,115	48,294
Long-term debt	128,000	133,000
Total liabilities	596,466	606,299
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,751,449 and 30,707,748 shares, respectively	308	307
Additional paid-in capital	305,555	301,553
Retained earnings	959,381	905,022
Accumulated other comprehensive loss, net of tax	(18,839)	(31,764)
	1,246,405	1,175,118
Less treasury stock, at cost: 4,995,414 and 4,854,997 common shares, respectively	(139,362)	(126,961)
Total shareholders’ equity	1,107,043	1,048,157
Total liabilities and shareholders’ equity	$1,703,509	1,654,456

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$60,548	51,280
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,699	36,247
Stock compensation expense	7,007	5,318
Changes in assets and liabilities	(72,346)	(60,172)
Effect of deferred taxes	(3,706)	9,020
Net cash provided by operating activities	29,202	41,693
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(17,694)	(15,592)
Additions to capitalized software and other	(9,263)	(9,359)
Capital expenditures	(16,993)	(25,893)
Net cash used by investing activities	(43,950)	(50,844)
Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	88,000	111,000
Principal payments on long-term debt and short-term borrowings	(93,000)	(64,000)
Purchases of common stock into treasury	(12,401)	(19,878)
Dividends paid	(6,189)	(6,219)
Other	(2,557)	(2,787)
Net cash (used) provided by financing activities	(26,147)	18,116
Effect of exchange rate changes on cash and cash equivalents	(777)	(4,178)
Net (decrease) increase in cash and cash equivalents	(41,672)	4,787
Cash and cash equivalents, beginning of period	97,724	56,232
Cash and cash equivalents, end of period	$56,052	61,019

Supplemental cash flow information:
Interest paid	$5,564	1,685
Income taxes paid (including state and foreign)	18,313	5,574

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

The Company’s results for the three-month period ended June 30, 2023 are not necessarily indicative of the results for the entire 2023 fiscal year. References to the third quarters of 2023 and 2022 represent the fiscal quarters ended June 30, 2023 and 2022, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

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

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Weighted Average Shares Outstanding — Basic	25,757	25,856	25,808	25,959
Dilutive Restricted Shares	70	94	82	91
Adjusted Shares — Diluted	25,827	25,950	25,890	26,050

3.    ACQUISITION

On February 1, 2023, the Company acquired CMT Materials, LLC and its affiliate Engineered Syntactic Systems, LLC (CMT) for a purchase price of approximately $18 million, net of cash acquired. CMT, based in Attleboro, Massachusetts, is a supplier of syntactic materials for buoyancy and specialty applications. Since the date of acquisition, the operating results for the CMT business have been included as part of Globe in the A&D segment. The acquisition date fair value of the assets acquired and liabilities assumed primarily were as follows: approximately $1.7 million of accounts receivable, $3.0 million of inventory, $1.3 million of property, plant and equipment, $1.2 million of accounts payable and accrued expenses, $7.3 million of identifiable intangible assets, mainly consisting of customer relationships totaling $6.2 million. The acquired goodwill of $5.6 million related to excess value associated with opportunities to expand the services and products that the Company can offer to its customers. The Company anticipates that the goodwill will be deductible for tax purposes. The Company received a $0.2 million working capital settlement during the third quarter of 2023.

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

Performance-Accelerated Restricted Stock Unit (PARS) Awards and Time-Vested Restricted Stock Unit (RSU) Awards

Compensation expense related to the PARS/RSU awards was $1.4 million and $6.0 million for the three and nine-month periods ended June 30, 2023, respectively, and $1.6 million and $4.4 million for the corresponding periods in 2022. As of June 30, 2023, there were 196,648 unvested stock units outstanding.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $1.0 million for the three and nine-month periods ended June 30, 2023, respectively, and $0.3 million and $0.9 million for the corresponding periods in 2022.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $1.7 million and $7.0 million for the three and nine-month periods ended June 30, 2023, respectively, and $1.9 million and $5.3 million for the corresponding periods in 2022. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.2 million and $0.9 million for the three and nine-month periods ended June 30, 2023, respectively, and $0.4 million and $1.0 million for the corresponding periods in 2022. As of June 30, 2023, there was $10.7 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

5.    INVENTORIES

Inventories consist of the following:

	June 30,	September 30,
(In thousands)	2023	2022
Finished goods	$37,082	32,471
Work in process	48,579	38,492
Raw materials	106,832	91,440
Total inventories	$192,493	162,403

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at June 30, 2023 and September 30, 2022 are the following intangible assets gross carrying amounts and accumulated amortization:

	June 30,	September 30,
(Dollars in thousands)	2023	2022
Goodwill	$505,590	492,709

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,433	2,353
Less: accumulated amortization	1,186	1,091
Net	$1,247	1,262

Capitalized software
Gross carrying amount	$118,529	106,583
Less: accumulated amortization	77,308	70,476
Net	$41,221	36,107

Customer relationships
Gross carrying amount	$298,110	287,447
Less: accumulated amortization	109,186	96,921
Net	$188,924	190,526

Other
Gross carrying amount	$14,345	13,985
Less: accumulated amortization	9,271	7,440
Net	$5,074	6,545
Intangible assets with indefinite lives:
Trade names	$161,952	160,024

The changes in the carrying amount of goodwill attributable to each business segment for the nine months ended June 30, 2023 is as follows:

			Aerospace
(Dollars in millions)	USG	Test	& Defense	Total
Balance as of September 30, 2022	$348.7	34.0	110.0	492.7
Acquisition activity and adjustments	—	—	5.6	5.6
Foreign currency translation	7.3	—	—	7.3
Balance as of June 30, 2023	$356.0	34.0	115.6	505.6

7.    BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers and classifies its continuing business operations in three reportable segments for financial reporting purposes: Aerospace & Defense, Utility Solutions Group (USG), and RF Shielding and Test (Test).

The Aerospace & Defense segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair), Mayday Manufacturing Co. (Mayday), Globe Composite Solutions, LLC (Globe) and Westland Technologies Inc. (Westland). The companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements and fluid control devices used in aerospace and defense applications; unique filter mechanisms used in micro-propulsion devices for satellites, custom designed filters for manned aircraft and submarines; products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; and metal processing services.

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

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(In thousands)	2023	2022	2023	2022
NET SALES
Aerospace & Defense	$103,469	92,606	285,434	247,671
USG	89,966	67,201	240,172	194,877
Test	55,314	59,259	157,780	158,456
Consolidated totals	$248,749	219,066	683,386	601,004

EBIT
Aerospace & Defense	$21,665	20,738	52,996	45,042
USG	20,351	13,135	50,543	37,840
Test	8,643	8,354	21,280	20,813
Corporate (loss)	(12,658)	(11,394)	(40,642)	(34,604)
Consolidated EBIT	38,001	30,833	84,177	69,091
Less: Interest expense	(2,495)	(1,331)	(6,422)	(3,084)
Earnings before income taxes	$35,506	29,502	77,755	66,007

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

8.    DEBT

The Company’s debt is summarized as follows:

	June 30,	September 30,
(In thousands)	2023	2022
Total borrowings	$148,000	153,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$128,000	133,000

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

At June 30, 2023, the Company had approximately $345 million available to borrow under the Credit Facility, plus the $250 million increase option, subject to lenders’ consent, in addition to $56.1 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of June 30, 2023, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $7.4 million at June 30, 2023.

Interest on borrowings under the Credit Facility is calculated at a spread over either the Standard Overnight Financing Rate (SOFR) or the prime rate depending on various factors. The Credit Facility also requires a facility fee ranging from 10 to 25 basis points per annum on the unused portion. The interest rate spreads on the facility and the facility fee are subject to increase or decrease depending on the Company’s leverage ratio. The weighted average interest rates were 6.05% and 5.57% for the three and nine-month periods ending June 30, 2023, respectively, and 2.20% and 1.57% for the three and nine-month periods ending June 30, 2022. As of June 30, 2023, the Company was in compliance with all covenants.

9.    INCOME TAX EXPENSE

The third quarter 2023 effective income tax rate was 21.3% compared to 21.5% in the third quarter of 2022. The effective income tax rate in the first nine months of 2023 was 22.1% compared to 22.3% for the first nine months of 2022. The income tax expense in the third quarter and first nine months of 2023 was favorably impacted by tax return to provision true-ups related to the federal research and development tax credit, decreasing the third quarter and year-to-date rate by 0.9% and 0.4%, respectively.

The income tax expense in the third quarter and first nine months of 2022 was favorably impacted by tax return to provision true-ups on U.S. tax on the distribution of foreign earnings, and the re-rating of deferred taxes as a result of a Vermont law change, decreasing the third quarter and year-to-date effective tax rate by 1.6% and 0.7%, respectively.

10.    SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three and nine months of 2023 and 2022 is shown below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Common stock
Beginning balance	308	307	307	307
Stock plans	—	—	1	—
Ending balance	308	307	308	307

Additional paid-in-capital
Beginning balance	304,184	298,353	301,553	297,644
Stock plans	1,371	1,510	4,002	2,219
Ending balance	305,555	299,863	305,555	299,863

Retained earnings
Beginning balance	933,499	854,946	905,022	830,989
Net earnings	27,943	23,173	60,548	51,280
Dividends paid	(2,061)	(2,069)	(6,189)	(6,219)
Ending balance	959,381	876,050	959,381	876,050

Accumulated other comprehensive income (loss)
Beginning balance	(18,018)	(7,472)	(31,764)	(2,161)
Foreign currency translation	(821)	(11,905)	12,925	(17,216)
Ending balance	(18,839)	(19,377)	(18,839)	(19,377)

Treasury stock
Beginning balance	(139,178)	(124,961)	(126,961)	(107,083)
Share repurchases	(184)	(2,000)	(12,401)	(19,878)
Ending balance	(139,362)	(126,961)	(139,362)	(126,961)

Total equity	1,107,043	1,029,882	1,107,043	1,029,882

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2023 and September 30, 2022 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, and are immaterial.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and nine-month periods ended June 30, 2023.

12.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three and nine-month periods ended June 30, 2023 are presented in the tables below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The tables below also include a reconciliation of the disaggregated revenue within each reportable segment.

Three months ended June 30, 2023	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$51,303	$88,442	$48,407	$188,152
Government	52,166	1,524	6,907	60,597
Total revenues	$103,469	$89,966	$55,314	$248,749

Geographic location:
United States	$86,031	$55,011	$32,246	$173,288
International	17,438	34,955	23,068	75,461
Total revenues	$103,469	$89,966	$55,314	$248,749

Revenue recognition method:
Point in time	$48,496	$74,128	$11,496	$134,120
Over time	54,973	15,838	43,818	114,629
Total revenues	$103,469	$89,966	$55,314	$248,749

Nine months ended June 30, 2023	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$136,271	$236,715	$137,587	$510,573
Government	149,163	3,457	20,193	172,813
Total revenues	$285,434	$240,172	$157,780	$683,386

Geographic location:
United States	$237,481	$154,410	$87,253	$479,144
International	47,953	85,762	70,527	204,242
Total revenues	$285,434	$240,172	$157,780	$683,386

Revenue recognition method:
Point in time	$129,355	$194,240	$32,565	$356,160
Over time	156,079	45,932	125,215	327,226
Total revenues	$285,434	$240,172	$157,780	$683,386

Revenues by customer type, geographic location, and revenue recognition method for the three and nine-month periods ended June 30, 2022 are presented in the tables below.

Three months ended June 30, 2022	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$38,918	$65,610	$54,449	$158,977
Government	53,688	1,591	4,810	60,089
Total revenues	$92,606	$67,201	$59,259	$219,066

Geographic location:
United States	$79,536	$41,822	$34,662	$156,020
International	13,070	25,379	24,597	63,046
Total revenues	$92,606	$67,201	$59,259	$219,066

Revenue recognition method:
Point in time	$35,238	$53,656	$15,827	$104,721
Over time	57,368	13,545	43,432	114,345
Total revenues	$92,606	$67,201	$59,259	$219,066

Nine months ended June 30, 2022	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$100,407	$191,832	$147,390	$439,629
Government	147,264	3,045	11,066	161,375
Total revenues	$247,671	$194,877	$158,456	$601,004

Geographic location:
United States	$212,849	$122,021	$88,708	$423,578
International	34,822	72,856	69,748	177,426
Total revenues	$247,671	$194,877	$158,456	$601,004

Revenue recognition method:
Point in time	$99,464	$155,693	$43,488	$298,645
Over time	148,207	39,184	114,968	302,359
Total revenues	$247,671	$194,877	$158,456	$601,004

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

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At June 30, 2023, the Company had $705.4 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 79% in the next twelve months.

Contract assets and liabilities

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. Because of the timing difference of revenue recognition and customer billing, these contracts will often result in revenue recognized in excess of billings and billings in excess of costs incurred. At June 30, 2023, contract assets and liabilities totaled $128.3 million and $133.6 million, respectively. During the first nine months of 2023, the Company recognized approximately $81 million in revenues that were included in the contract liabilities balance at September 30, 2022. At September 30, 2022, contract assets and liabilities totaled $125.2 million and $137.6 million, respectively.

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
(Dollars in thousands)	2023	2022
Finance lease cost
Amortization of right-of-use assets	$393	$393
Interest on lease liabilities	230	242
Operating lease cost	1,858	1,577
Total lease costs	$2,481	$2,212

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2023	2022
Finance lease cost
Amortization of right-of-use assets	$1,179	$1,219
Interest on lease liabilities	698	753
Operating lease cost	5,356	4,731
Total lease costs	$7,233	$6,703

Additional information related to leases are shown below:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
(Dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,792	$1,485
Operating cash flows from finance leases	230	242
Financing cash flows from finance leases	334	307
Right-of-use assets obtained in exchange for operating lease liabilities	402	566

	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023		2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,172		$4,521
Operating cash flows from finance leases	698		753
Financing cash flows from finance leases	991		971
Right-of-use assets obtained in exchange for operating lease liabilities	14,984		1,813

	June 30, 2023		June 30, 2022
Weighted-average remaining lease term
Operating leases	11.4	years	9.7	years
Finance leases	11.3	years	12.0	years
Weighted-average discount rate
Operating leases	4.42%		3.12%
Finance leases	4.62%		4.59%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on June 30, 2023:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2023 (excluding the nine months ended June 30, 2023)	$1,796	566
2024	6,458	2,315
2025	5,168	2,370
2026	4,300	2,434
2027 and thereafter	36,913	18,997
Total minimum lease payments	54,635	26,682
Less: amounts representing interest	12,570	6,491
Present value of net minimum lease payments	$42,065	20,191
Less: current portion of lease obligations	5,250	1,415
Non-current portion of lease obligations	36,815	18,776

ROU assets	$40,314	16,164

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the third quarters of 2023 and 2022 represent the three-month periods ended June 30, 2023 and 2022, respectively.

OVERVIEW

In the third quarter of 2023, sales, net earnings and diluted earnings per share were $248.7 million, $27.9 million and $1.08 per share, respectively, compared to $219.1 million, $23.2 million and $0.89 per share, respectively, in the third quarter of 2022. In the first nine months of 2023, sales, net earnings and diluted earnings per share were $683.4 million, $60.5 million and $2.34 per share, respectively, compared to $601.0 million, $51.3 million and $1.97 per share, respectively, in the first nine months of 2022.

NET SALES

In the third quarter of 2023, net sales of $248.7 million were $29.6 million, or 13.5%, higher than the $219.1 million in the third quarter of 2022. In the first nine months of 2023, net sales of $683.4 million were $82.4 million, or 13.7%, higher than the $601.0 million in the first nine months of 2022. The increase in net sales in the third quarter of 2023 as compared to the third quarter of 2022 was due to a $22.8 million increase in the USG segment, and a $10.9 million increase in the Aerospace & Defense segment, partially offset by a $4.0 million decrease in the Test segment. The increase in net sales in the first nine months of 2023 as compared to the first nine months of 2022 was due to a $45.3 million increase in the USG segment, and a $37.8 million increase in the Aerospace & Defense segment, partially offset by a $0.7 million decrease in the Test segment.

-Aerospace & Defense (A&D)

In the third quarter of 2023, net sales of $103.5 million were $10.9 million, or 11.8%, higher than the $92.6 million in the third quarter of 2022. In the first nine months of 2023, net sales of $285.4 million were $37.8 million, or 15.2%, higher than the $247.7 million in the first nine months of 2022. The sales increase in the third quarter of 2023 compared to the third quarter of 2022 was mainly due to a $6.5 million increase in net sales at Mayday, a $5.0 million increase in net sales at PTI, a $1.8 million increase in net sales at Globe/Westland combined, and a $3.9 million increase in net sales at Crissair, partially offset by a $6.3 million decrease in net sales at VACCO driven by timing of navy and space projects. The sales increase in the first nine months of 2023 compared to the first nine months of 2022 was mainly due to an $18.3 million increase in net sales at Mayday, a $9.6 million increase in net sales at PTI, an $8.4 million increase in net sales at Crissair, and a $2.6 million increase in net sales at Globe/Westland combined, partially offset by a $1.4 million decrease in net sales at VACCO. The increase in net sales at Mayday, PTI and Crissair in the third quarter and first nine months of 2023 as compared to the corresponding periods of 2022 was primarily due to an increase in commercial and defense aerospace sales driven by the rebound from the COVID-19 pandemic.

-USG

In the third quarter of 2023, net sales of $90.0 million were $22.8 million, or 33.9%, higher than the $67.2 million in the third quarter of 2022. In the first nine months of 2023, net sales of $240.2 million were $45.3 million, or 23.2%, higher than the $194.9 million in the first nine months of 2022. The increase in the third quarter and first nine months of 2023 compared to the corresponding periods of 2022 was mainly due to higher shipments of protection testing, condition monitoring and offline testing products and service revenue at Doble and an increase in product sales at NRG.

-Test

In the third quarter of 2023, net sales of $55.3 million were $4.0 million, or 6.7%, lower than the $59.3 million in the third quarter of 2022. In the first nine months of 2023, net sales of $157.8 million were $0.7 million, or 0.4%, lower than the $158.5 million in the first nine months of 2022. The decrease in the third quarter of 2023 as compared to the third quarter of 2022 was primarily due to a $4.4 million decrease in sales from the Company’s Asian operations driven by COVID disruptions in China and a $0.7 million decrease from the Company’s U.S. operations, partially offset by a $1.1 million increase in sales from the segment’s European operations due to strength from test and measurement chamber projects. The decrease in the first nine months of 2023 compared to the first nine months of 2022 was due to a $11.4 million decrease in sales from the Company’s Asian operations due to COVID disruptions in China, partially offset by a $10.7 million increase in sales from the segment’s European and U.S. operations due to timing of test and measurement chamber projects.

ORDERS AND BACKLOG

Backlog was $705.4 million at June 30, 2023 compared with $695.0 million at September 30, 2022. The Company received new orders totaling $213.3 million in the third quarter of 2023 compared to $254.9 million in the third quarter of 2022. Of the new orders received in the third quarter of 2023, $81.9 million related to Aerospace & Defense products, $85.5 million related to USG products, and $45.9 million related to Test products. Of the new orders received in the third quarter of 2022, $110.2 million related to Aerospace & Defense products, $74.4 million related to USG products, and $70.3 million related to Test products.

The Company received new orders totaling $693.8 million in the first nine months of 2023 compared to $715.8 million in the first nine months of 2022. Of the new orders received in the first nine months of 2023, $290.9 million related to Aerospace & Defense products, $250.3 million related to USG products, and $152.6 million related to Test products. Of the new orders received in the first nine months of 2022, $295.0 million related to Aerospace & Defense products, $227.1 million related to USG products, and $193.7 million related to Test products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of 2023 were $55.4 million (22.3% of net sales), compared with $47.5 million (21.7% of net sales) for the third quarter of 2022. For the first nine months of 2023, SG&A expenses were $160.6 million (23.5% of net sales) compared to $142.1 million (23.6% of net sales) for the first nine months of 2022. The increase in SG&A in the first nine months of 2023 compared to the corresponding periods of 2022 was mainly due to higher expenses at Corporate due to executive management transition costs and professional fees and higher expenses at Doble as a result of increased sales and marketing and event costs.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $7.1 million and $21.0 million for the third quarter and first nine months of 2023, respectively, compared to $6.4 million and $19.4 million for the corresponding periods of 2022. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the third quarter and first nine months of 2023 compared to the corresponding periods of 2022 was mainly due to the Company’s recent acquisition of CMT.

OTHER EXPENSES (INCOME), NET

Other expenses, net, were $1.0 million in the third quarter of 2023 compared to ($0.1) million of income in the third quarter of 2022. Other expenses, net, were $1.7 million in the first nine months of 2023 compared to ($0.7) million of income in the first nine months of 2022. The principal items included in other expenses, net, in the third quarter and first nine months of 2023 included a bad debt write-off of $0.5 million due to a customer bankruptcy within the A&D segment and approximately $0.5 million of restructuring costs (mainly severance) in the first nine months of 2023. There were no individually significant items in other expenses (income), net, in the third quarter or first nine months of 2022.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT was $38.0 million (15.3% of net sales) for the third quarter of 2023 compared to $30.8 million (14.1% of net sales) for the third quarter of 2022. For the first nine months of 2023, EBIT was $84.2 million (12.3% of net sales) compared to $69.1 million (11.5% of net sales) for the first nine months of 2022.

The following table presents a reconciliation of EBIT to net earnings.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Net earnings	$27,943	23,173	60,548	51,280
Plus: Interest expense, net	2,495	1,331	6,422	3,084
Plus: Income tax expense	7,563	6,329	17,207	14,727
Consolidated EBIT	$38,001	30,833	84,177	69,091

– Aerospace & Defense

EBIT in the third quarter of 2023 was $21.7 million (20.9% of net sales) compared to $20.7 million (22.4% of net sales) in the third quarter of 2022. EBIT in the first nine months of 2023 was $53.0 million (18.6% of net sales) compared to $45.0 million (18.2% of net sales) in the first nine months of 2022. The increase in EBIT in the third quarter and first nine months of 2023 compared to the corresponding periods of 2022 was mainly due to higher sales volumes at Mayday, PTI, Crissair and Globe partially offset by a decrease in EBIT at VACCO due to lower sales volumes as mentioned above and margin erosion on certain space development contracts. EBIT in the first nine months of 2023 was negatively impacted by a $0.6 million inventory step-up charge related to the CMT acquisition. EBIT in the first nine months of 2022 was negatively impacted by a $0.3 million inventory step-up charge related to the NEco acquisition.

-USG

EBIT in the third quarter of 2023 was $20.4 million (22.6% of net sales) compared to $13.1 million (19.5% of net sales) in the third quarter of 2022. EBIT in the first nine months of 2023 was $50.5 million (21.0% of net sales) compared to $37.8 million (19.4% of net sales) in the first nine months of 2022. The increase in EBIT in the third quarter and first nine months of 2023 compared to the corresponding periods of 2022 was mainly due to the higher sales volumes at Doble and NRG as mentioned above and price increases, partially offset by the impacts of wage and material cost inflation and increased commissions, travel, and tradeshow expenses. EBIT in the first nine months of 2022 was negatively impacted by approximately $0.5 million of inventory step-up charges related to the Altanova acquisition.

-Test

EBIT in the third quarter of 2023 was $8.6 million (15.6% of net sales) compared to $8.4 million (14.1% of net sales) in the third quarter of 2022. EBIT in the first nine months of 2023 was $21.3 million (13.5% of net sales) compared to $20.8 million (13.1% of net sales) in the first nine months of 2022. The increase in EBIT in the third quarter of 2023 compared to the third quarter of 2022 was primarily due to favorable product mix, price increases and cost reduction efforts in the segment’s U.S. operations, and higher sales volumes mainly from the segment’s European operations. The increase in EBIT in the first nine months of 2023 compared to the first nine months of 2022 was primarily due to the higher sales volumes from the segment’s European operations partially offset by a decrease in EBIT from the segment’s Asian operations due to COVID disruptions in China.

– Corporate

Corporate costs included in EBIT were $12.7 million and $40.6 million in the third quarter and first nine months of 2023, respectively, compared to $11.4 million and $34.6 million in the corresponding periods of 2022. The increase in Corporate costs in the third quarter of 2023 compared to the third quarter of 2022 was mainly due to an increase in medical insurance premiums. The increase in Corporate costs in the first nine months of 2023 compared to the corresponding period of 2022 was mainly due to executive management transition costs, and an increase in medical costs, professional fees and amortization expense of acquired intangible assets related to the CMT acquisition.

INTEREST EXPENSE, NET

Interest expense was $2.5 million and $6.4 million in the third quarter and first nine months of 2023, respectively, and $1.3 million and $3.1 million in the corresponding periods of 2022. The increase in interest expense in the third quarter and first nine months of 2023 compared to the corresponding periods of 2022 was mainly due to higher average interest rates. The weighted average interest rates were 6.05% and 5.57% for the three and nine-month periods ending June 30, 2023, respectively, and 2.20% and 1.57% for the three and nine-month periods ending June 30, 2022.

INCOME TAX EXPENSE

The third quarter 2023 effective income tax rate was 21.3% compared to 21.5% in the third quarter of 2022. The effective income tax rate in the first nine months of 2023 was 22.1% compared to 22.3% for the first nine months of 2022. The income tax expense in the third quarter and first nine months of 2023 was favorably impacted by tax return to provision true-ups related to the federal research and development tax credit, decreasing the third quarter and year-to-date rate by 0.9% and 0.4%, respectively.

The income tax expense in the third quarter and first nine months of 2022 was favorably impacted by tax return to provision true-ups on U.S. tax on the distribution of foreign earnings, and the re-rating of deferred taxes as a result of a Vermont law change, decreasing the third quarter and year-to-date effective tax rate by 1.6% and 0.7%, respectively.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $284.9 million at June 30, 2023 from $254.5 million at September 30, 2022. Inventories increased by $30.0 million during this period mainly due to a $15.4 million increase within the USG segment and a $14.0 million increase within the Aerospace & Defense segment resulting primarily from the timing of receipt of raw materials to meet anticipated demand and an increase in work in process and finished goods inventories due to timing of manufacturing existing orders. Accounts receivable increased $27.5 million during this period mainly due to a $13.0 million increase within the Test segment, a $10.2 million increase within the USG segment and a $4.3 million increase within the A&D segment, due to timing of projects within the Test segment and higher sales volumes in the A&D and USG segments.

Net cash provided by operating activities was $29.2 million and $41.7 million in the first nine months of 2023 and 2022, respectively. The decrease in net cash provided by operating activities in the first nine months of 2023 as compared to the first nine months of 2022 was mainly driven by higher working capital requirements, including an increase in inventories and accounts receivable, and higher tax and interest payments.

Capital expenditures were $17.0 million and $25.9 million in the first nine months of 2023 and 2022, respectively. The decrease in the first nine months of 2023 compared to the prior year period was mainly due to the purchase of the NRG building of approximately $10 million in the first quarter of 2022. In addition, the Company incurred expenditures for capitalized software of $9.3 million and $9.4 million in the first nine months of 2023 and 2022, respectively.

Acquisition

On February 1, 2023, the Company acquired CMT Materials, LLC and its affiliate Engineered Syntactic Systems, LLC (CMT) for a purchase price of approximately $18 million. CMT, based in Attleboro, Massachusetts, is a leading supplier of syntactic materials for buoyancy and specialty applications. Since the date of acquisition, the operating results for the CMT business have been included as part of Globe within the A&D segment.

Credit Facility

At June 30, 2023, the Company had approximately $345 million available to borrow under its bank credit facility, a $250 million increase option, and $56.1 million cash on hand. At June 30, 2023, the Company had $148 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $7.4 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Share Repurchases

During the first nine months of 2023, the Company repurchased approximately 140,000 shares for approximately $12.4 million. For further information on the share repurchases during the third quarter of 2023, see Part II, Item 2 of this Report.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 18, 2022 to stockholders of record as of October 4, 2022. A dividend of $0.08 per share, totaling $2.1 million, was paid on January 20, 2023 to stockholders of record as of January 5, 2023. A dividend of $0.08 per share, totaling $2.1 million, was paid on April 18, 2023 to stockholders of record as of April 3, 2023. Subsequent to June 30, 2023, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on July 19, 2023 to stockholders of record as of July 5, 2023.

CRITICAL ACCOUNTING ESTIMATES

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that reflect or are based on current expectations, estimates, forecasts, projections or assumptions about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, but are not necessarily limited to, statements about: any potential effects of the COVID-19 pandemic; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the outcome of current litigation, claims and charges; the amount and timing of payment of the current portion of the Company’s long-term debt; the amount and timing of future revenues from remaining performance obligations; fair values of reporting units; the deductibility of goodwill; the amount and timing of the Company’s obligations to pay deferred taxes; estimates and assumptions that affect the present values and reported amounts of assets and liabilities; the recognition of compensation cost related to share-based compensation arrangements; the Company’s ability to hedge against or otherwise manage market risks through the use of derivative financial instruments; the extent to which hedging gains or losses will be offset by losses or gains on related underlying exposures; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES*

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
April 1-30, 2023	—	$ N/A	—	$167.8 million
May 1-31, 2023	1,742	$89.98	1,742	$167.6 million
June 1-30, 2023	300	$89.83	300	$167.6 million
Total	2,042	$89.95	2,042	$167.6 million
*	On August 5, 2021, the Company’s Board of Directors approved a new common stock program, which was announced on August 9, 2021, authorizing us to repurchase shares of our stock from time to time at our discretion, in the open market or otherwise, up to a maximum total repurchase amount equal to $200 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). This program is scheduled to expire September 30, 2024. The Company has not determined whether or when it may cease making repurchases under the program prior to its expiration.

ITEM 5. OTHER INFORMATION

During the third quarter of fiscal 2023, no director or officer (as defined in Securities and Exchange Commission Rule 16a-1(f) of the Company adopted or terminated:

(i)

Any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); or

(ii)	Any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 22, 2022

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

Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2023

10.1	Form of Restricted Stock Unit (RSU) Awards to Executive Officers under 2018 Omnibus Incentive Plan (2023)	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith

101.SCH	XBRL Schema Document*	Submitted herewith

101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith

101.DEF	XBRL Definition Linkbase Document*	Submitted herewith

101.LAB	XBRL Label Linkbase Document*	Submitted herewith

101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

104	Cover Page Interactive Data File (contained in Exhibit 101)	Submitted herewith
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

Dated: August 9, 2023