Form 10-K
period 2023-09-30
ESCO TECHNOLOGIES INC
filed 2023-11-29
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of trading on March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on March 31, 2023: approximately $2,423,000,000.*

*For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

Number of shares of Common Stock outstanding at November 10, 2023: 25,803,969

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Report incorporates by reference certain portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, which the registrant currently anticipates first sending to shareholders on or about December 19, 2023 (hereinafter, the “2023 Proxy Statement”).

i

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts and projections about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, without limitation, statements about: the adequacy of the Company’s buildings, machinery and equipment; the adequacy of the Company’s credit facilities and future cash flows; the outcome of litigation, claims and charges; future costs relating to environmental matters; repayment of debt within the next twelve months; the outlook for all or any part of the Company’s business, including amounts, timing and sources of future sales, revenues, sales growth, and comparisons with the current year; interest on Company debt obligations; the ability of expected hedging gains or losses to be offset by losses or gains on related underlying exposures; the Company’s ability to increase shareholder value; acquisitions; income tax expense and the Company’s expected effective tax rate; the recognition of unrecognized compensation costs related to share-based compensation arrangements; the Company’s exposure to market risk related to interest rates and to foreign currency exchange risk; the likelihood of future variations in the Company’s assumptions or estimates used in recording contracts and expected costs at completion under the percentage of completion method; the Company’s estimates and assumptions as to future events used in the preparation of its financial statements; costs and estimated earnings from long-term contracts; valuation of inventories; estimates of uncollectible accounts receivable; the risk of goodwill impairment; the Company’s estimates utilized in software revenue recognition, non-cash depreciation and the amortization of intangible assets; the valuation of deferred tax assets; estimates of future cash flows and fair values in connection with the risk of goodwill impairment; amounts of NOL not realizable and the timing and amount of the reduction of unrecognized tax benefits; the effects of implementing recently issued accounting pronouncements; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-K, and the Company undertakes no duty to update the information in this Form 10-K except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described herein under “Item 1A, Risk Factors,” and the following: the impacts of climate change and related regulation of greenhouse gases; the impacts of labor disputes, civil disorder, wars, elections, political changes, tariffs and trade disputes, terrorist activities, cyberattacks or natural disasters on the Company’s operations and those of the Company’s customers and suppliers; disruptions in manufacturing or delivery arrangements due to shortages or unavailability of materials or components or supply chain disruptions; inability to access work sites; the timing and content of future customer orders; the timely appropriation and allocation of Government funds; the termination for convenience of Government and other customer contracts or orders; the timing and magnitude of future contract awards; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties or data breaches; the availability of selected acquisitions; defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; material changes in the cost of credit; changes in laws and regulations including but not limited to changes in accounting standards and taxation requirements; costs relating to environmental matters; litigation uncertainty; the Company’s inability to successfully execute internal restructuring and other plans; and the integration and performance of recently acquired businesses.

ii

PART I

Item 1. Business

The Company

The Registrant is ESCO Technologies Inc., sometimes referred to in this report as ESCO. Except where the context indicates otherwise, the terms “Company”, “we”, “our” and “us” are used in this report to refer to ESCO together with its subsidiaries through which its businesses are conducted. We are:

●	A global provider of highly engineered filtration and fluid control products and integrated propulsion systems for the aviation, navy, space and process markets worldwide, as well as composite-based products and solutions for navy, defense and industrial customers;
●	An industry leader in radio frequency (RF) shielding and electromagnetic compatibility (EMC) test products; and
●	A provider of diagnostic instruments, software and services for the benefit of the electric utility and renewable energy industries and industrial power users.

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

Our fiscal year ends September 30. Throughout this Annual Report, unless the context indicates otherwise, references to a year (for example 2023) refer to our fiscal year ending on September 30 of that year, and references to the “Consolidated Financial Statements” refer to our Consolidated Financial statements included in the Financial Information section of this Annual Report beginning on page F-1, an Index to which is provided on page F-1.

We classify our business operations into three segments for financial reporting purposes, although for reporting certain financial information we treat Corporate activities as a separate segment. Our three operating segments during 2023, together with the significant domestic and foreign operating subsidiaries within each segment, are as follows:

Aerospace & Defense (A&D):

VACCO Industries (VACCO)

PTI Technologies Inc. (PTI)

Crissair, Inc. (Crissair)

Globe Composite Solutions, LLC (Globe)

Westland Technologies, Inc. (Westland)

Mayday Manufacturing Co. (Mayday)

Utility Solutions Group (USG):

Doble Engineering Company

I.S.A. – Altanova Group S.r.l. and affiliates (Altanova)

Morgan Schaffer Ltd. (Morgan Schaffer)

NRG Systems, Inc. (NRG)

Phenix Technologies Inc. (Phenix)

Except as the context otherwise indicates, the term “Doble” as used herein includes Doble Engineering Company and ESCO’s other USG subsidiaries except NRG.

RF Test & Measurement (formerly called RF Shielding and Test) (Test):

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

We are continually seeking ways to reduce our overall operating costs, streamline business processes and enhance the branding of our products and services. For example, in FY2023 we consolidated the businesses of Westland Technologies and Globe Composites into a single business managed by the Globe Composites leadership team in Stoughton, MA, and repurposed Westland’s Modesto, California location into a focused manufacturing site in support of our broader Navy materials business.

We are also continually seeking opportunities to supplement our growth by making strategic acquisitions. In February 2023 we acquired CMT Materials, LLC and its affiliate Engineered Syntactic Systems, LLC (together, CMT). CMT is a leading supplier of syntactic materials for buoyancy and specialty applications, with expertise in designing and manufacturing custom syntactic foam components and systems utilized in industrial, oceanographic, military, and naval applications. In July 2021 we acquired I.S.A Altanova Group S.r.l. and its affiliated companies (Altanova); in August 2021 we acquired the assets of Phenix Technologies Inc. (Phenix); and in November 2021 we acquired Networks Electronic Company, LLC (NEco). Information about these acquired businesses is provided in the following section, “Products,” and in Note 2 to the Consolidated Financial Statements.

Products

Our principal products are described below. See Note 9 to the Consolidated Financial Statements for financial information regarding business segments and 10% customers.

A&D

The A&D segment accounted for approximately 41%, 41% and 44% of our total revenue in 2023, 2022 and 2021, respectively. This segment has seven facilities in the United States and one in Mexico.

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

USG

Our USG segment accounted for approximately 36%, 32% and 28% of our total revenue in 2023, 2022 and 2021, respectively. This segment has eight facilities in the United States, one in Canada, and ten outside North America.

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

Altanova, headquartered in Taino, Italy, has historically had a strong market presence in Europe and Asia, and its acquisition has created a significant international platform for our USG segment by filling important product gaps and geographies not previously served by Doble’s products and solutions. The Altanova team represents our products and solutions in markets outside North and South America and Canada.

Test

Our Test segment accounted for approximately 23%, 27% and 28% of our total revenue in 2023, 2022 and 2021, respectively. This segment has four facilities in the United States and six outside the United States.

ETS-Lindgren is an industry leader in designing and manufacturing products and systems to measure and control RF and acoustic energy for research and development, regulatory compliance, and medical and security applications. It supplies a broad range of turnkey systems, including RF test facilities and measurement systems, acoustic test enclosures, RF and magnetically shielded rooms, and secure communication facilities.

ETS Lindgren also supplies a broad range of components including RF absorptive materials, filters, antennas, field probes, test cells, proprietary measurement software and other test accessories required to perform a variety of tests and measurements. ETS Lindgren offers a variety of services including calibration and product tests accredited by the following organizations: American Association for Laboratory Accreditation, National Voluntary Laboratory Accreditation Program and CTIA-The Wireless Association Accredited Test Lab. ETS Lindgren serves the acoustics, medical, health and safety, electronics, wireless communications, automotive and defense markets.

Marketing and Sales

Our products generally are distributed to customers through a domestic and foreign network of distributors, sales representatives, direct sales teams and in-house sales personnel.

Our sales to international customers accounted for approximately 30%, 30% and 28% of our total revenue in 2023, 2022 and 2021, respectively. See Note 9 to the Consolidated Financial Statements for financial information by geographic area. See Item 1A, “Risk Factors,” for a discussion of risks related to our international operations.

Government Contracts

Some of our products are sold to the U.S. Government either directly under contracts with the Army, Navy and Air Force as well as other Government agencies or indirectly under subcontracts with their prime contractors. Direct and indirect sales to the U.S. Government, primarily related to the A&D segment, accounted for approximately 26%, 27% and 26% of our total revenue in 2023, 2022 and 2021, respectively.

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

All of our facilities are in material compliance with appliable Government regulations and executive orders.

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

In the USG segment, our policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products, and methods of operation for our businesses, as such developments are made. Doble has obtained and is pursuing additional patent protection on improvements to its line of diagnostic equipment and NERC CIP compliance tools and its Calisto R9 dissolved gas analyzer. Doble also holds an extensive library of apparatus performance information useful to entities that generate, distribute or consume electric energy, and it makes part of this library available to registered users via an Internet portal. Altanova has obtained and is pursuing additional patent protection on instruments and methods for detecting partial discharges in electrical apparatus. NRG has intellectual property related to certain LIDAR technology and applications, and it has obtained and is pursuing additional patent protection on its line of bat deterrent systems, which are designed to significantly reduce bat mortality at windfarms and in other applications where bat conservation is a concern.

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

Backlog

Total Company backlog of firm orders at September 30, 2023 was $772.4 million, representing an increase of $77.4 million (11.1%) from the backlog of $695.0 million at September 30, 2022. By segment, the backlog at September 30, 2023 and September 30, 2022, respectively, was $484.1 million and $408.3 million for A&D; $133.5 million and $128.1 million for USG; and $154.8 million and $158.6 million for Test. We estimate that as of September 30, 2023, domestic customers accounted for approximately 75% of our total firm orders and international customers accounted for approximately 25%. Of our total backlog at September 30, 2023, approximately 70% is expected to be completed in the fiscal year ending September 30, 2024.

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

Primary competitors of our A&D segment include Pall Corporation, Moog, Inc., Safran (Sofrance), CLARCOR Inc., TransDigm (PneuDraulics), Marotta Controls, Parker Hannifin, and Collins Aerospace.

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

Human Capital Management

As of September 30, 2023, we employed 3,195 persons, including 3,131 full time employees 16% of whom were located in 27 foreign countries.

We strive to be a responsible member of the communities in which we operate, and we are dedicated to preserving operational excellence and remaining an employer of choice. We provide and maintain a work environment that attracts, develops and retains top talent by offering our employees an engaging work experience that contributes to their career development. Through our charitable Foundation and wellness activities we provide opportunities for civic involvement that supports our communities and provides our employees with meaningful experiences that promote collaborative and rewarding work environments. We strive to maintain a culture that enables all employees to be treated with dignity and respect while performing their jobs to the best of their abilities. We operate in a supportive culture that incorporates strong ethical behavior and reinforces our human rights commitment through annual training on ethics, human rights, anti-human trafficking and anti-harassment.

Our subsidiaries enjoy moderate turnover compared to the national average for our industry. Fewer than 11% of our workforce are contingent workers. We invest in creating a diverse, inclusive and safe work environment which will inspire our employees to give their best efforts every day. In fact, nearly half of our employee base comes from diverse backgrounds.

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

We recognize that our success is based on the talents and dedication of those we employ, and we are invested in their success. Significant investments are made in the areas of talent development, technical skills and compliance training in areas such as supervisor training, professional coaching, ethics, safety, hazmat, ITAR, etc. For succession planning purposes, we focus on identifying high-potential future leaders and working with them on individual development plans and coaching.

Attracting and retaining a talented workforce is of utmost importance. Given the ever-changing talent market, we have looked to broaden the ways in which we can recognize and reward performance, including more frequent merit increases, market adjustments, spot bonuses and other creative ways to recognize and reward employees. By utilizing these and other measures, at the end of our fiscal year the average tenure of our workforce was 13 years. Nearly one third of our employees have been with us for 10 or more years and nearly 50% of our employees have been with us for five or more years.

We are committed to the health and wellbeing of our employees and their families by encouraging participation in wellness programs. Generally, all our full-time employees, both domestic and international, are offered health and welfare benefits. We remain committed to our communities through financial support from our employees and the ESCO Foundation, and through personal participation of our employees with a variety of local organizations, such as food banks, blood drives, the YMCA, Special Olympics, and Big Brothers Big Sisters. We believe strong human capital is a competitive differentiator, and we focus on ensuring we have the right domestic and international talent in place to drive our strategic initiatives not only today but well into the future.

Workforce Composition

(As of September 30, 2023)

By Gender		By Race
Male	70%	Minorities	48%
Female	25%	White	42%
Unknown*	5%	Unknown*	10%

By Generation
Gen Z (1996-2015)	11%
Millennials (1977-1995)	40%
Gen X (1965-1976)	27%
Boomers (1946-1964)	22%
Silent (1945 & before)	<0.2%

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

Financing

For information about our credit facility, see Note 6 to the Consolidated Financial Statements, which is incorporated into this Item by reference.

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

Name	Age	Position(s) and Business Experience
Bryan H. Sayler	57

Mr. Sayler has been the Company’s President and Chief Executive Officer since January 1, 2023. Mr. Sayler led our Utility Solutions Group from 2016 through 2022, where he played a key role in strategically building out the group, including leading our entry into the renewables business and overseeing six successful acquisitions that more than doubled the size of the segment. From 1995 to 2016, he held senior positions with ETS-Lindgren.

Christopher L. Tucker	52

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

David M. Schatz	60

Mr. Schatz has been Senior Vice President, General Counsel and Secretary since April 2021. He has worked at ESCO since 1998 in various positions with increasing responsibility, including serving as Vice President, IP Counsel and Assistant Secretary from 2015 until April 2021. He has extensive knowledge of ESCO’s operations, technologies, intellectual property, regulatory matters, M&A and other complex legal matters.

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

Risks Related to the Nature of our Business

Restrictions in authorized U.S. Government defense spending or acquisition priorities could negatively impact our financial position and result of operations.

Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. Over the past three fiscal years, approximately 26% of our revenues have been generated from sales to the U.S. Government or its contractors, primarily within our A&D segment. These sales are dependent on government funding of the underlying programs, which is generally subject to annual Congressional appropriations and periodic authorization of increases in the Government debt ceiling, and they may therefore be adversely affected not only by failure to obtain timely and adequate appropriations but also by extended Government shutdowns.

The lack of certainty about long-term Government defense spending priorities and Congressional willingness to continue short-term Governmental funding in a timely manner creates a continuing risk of reductions or terminations of, or delays in, the government funding of programs applicable to us or our customers, which we cannot anticipate. These funding effects could adversely affect our financial condition or results of operations. A significant portion of VACCO’s, Globe’s and Westland’s sales involve major U.S. Government programs such as NASA’s Space Launch System (SLS) and U.S. Navy submarines. A reduction or delay in Government spending on these programs could have a significant adverse impact on our financial results which could extend for more than a single year.

As of September 30, 2023, our twelve-month backlog was approximately $540.7 million, which represents confirmed orders we believe will be recognized as revenue within the next twelve months. There can be no assurance that our customers will purchase all the orders represented in our backlog, particularly as to contracts which are subject to the U.S. Government’s and its subcontractors’ ability to modify or terminate major programs or contracts, and if and to the extent that this occurs, our future revenues could be materially reduced.

We enter into fixed-price contracts which could subject us to losses if we have cost overruns.

We derive some of our revenues from fixed-price contracts. While fixed-price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. If our costs exceed our estimated price, we recognize losses which can significantly affect our reported results. The long term nature of many of our contracts makes the process of estimating costs and revenues on fixed-price contracts inherently risky. Fixed-price contracts often contain price incentives and penalties tied to performance, which can be difficult to estimate and have significant impacts on margins.

Estimating costs to complete fixed-price development contracts is generally subject to more uncertainty than fixed-price production contracts, especially in times of higher inflation. Many of these development programs have highly complex designs. In addition, technical or quality issues that arise during development could lead to schedule delays and higher costs to complete, which could result in a material charge or otherwise adversely affect our financial condition.

Risks Related to our International Business

We derive a significant part of our revenues from non-U.S. sales and are subject to the risks of doing business in other countries.

In 2023, approximately 30% of our net sales were to customers outside the United States. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:

●	Changes in regulatory requirements or other executive branch actions, such as Executive Orders;
●	Changes in the global trade environment, including disputes with authorities in non-U.S. jurisdictions, including international trade authorities, that could impact sales and/or delivery of products and services outside the U.S. and/or impose costs on our customers in the form of tariffs, duties or penalties attributable to the importation of our products;

●	Trade restrictions against certain foreign-made products or entities may adversely affect our business and our ability to compete in certain markets;
●	Our business may also be impacted by the ongoing trade tensions between the U.S. and China which are causing U.S. goods to be viewed in a less favorable light by Chinese customers;
●	Changes to U.S. and non-U.S. government policies, including sourcing restrictions, requirements to expend a portion of program funds locally and governmental industrial cooperation or participation requirements;
●	Fluctuations in international currency exchange rates;
●	Volatility in international political and economic environments and changes in non-U.S. national priorities and budgets, which can lead to delays or fluctuations in orders;
●	Imposition of domestic and international taxes, export controls, tariffs, embargoes, sanctions (such as those imposed on Russia) and other trade restrictions;
●	Compliance with a variety of non-U.S. laws, as well as U.S. laws affecting the activities of U.S. companies abroad; and
●	Unforeseen developments and conditions, including terrorism, war, epidemics and international tensions and conflicts.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our future operations, revenues and financial condition.

Economic, political and other risks of our international operations, including unforeseen developments such as terrorist activities, international tensions. war or other armed conflict, and international pandemics, could adversely affect our business.

Adverse changes in the political situation in certain foreign countries in which we do business could cause a decline in revenues and adversely affect our financial condition. For example:

●	Our Test segment does significant business in Asia, and changes in the Chinese political climate, or economic or territorial aggression by China against Taiwan or other nearby countries, could significantly and negatively affect our business; also, cash generated by our business in China may not be available to fund our operations or other uses outside China due to possible imposition of restrictions or limitations on our ability to repatriate the cash, and although we attempt to repatriate cash on a regular basis to mitigate this risk, we may not be able to continue to do this in the future;
●	Several of our subsidiaries are based in Europe and could be negatively impacted by the ongoing conflicts between Russia and Ukraine, and between Israel and Hamas in Gaza; if either of these conflicts were to spread beyond these countries, or if other conflicts were to develop, we would expect an increasingly unfavorable impact on our global business environment; and
●	Our international sales are also subject to other risks inherent in foreign commerce, including currency fluctuations and devaluations, differences in foreign laws, uncertainties as to enforcement of contract or intellectual property rights, and difficulties in negotiating and resolving disputes with our foreign customers.

Our governmental sales and our international and export operations are subject to special U.S. and foreign government laws and regulations which may impose significant compliance costs, create reputational and legal risk, and impair our ability to compete in international markets.

The international scope of our operations subjects us to a complex system of commercial and trade regulations around the world, and our foreign operations are governed by laws and business practices that often differ from those of the U.S. In addition, laws such as the U.S. Foreign Corrupt Practices Act and similar laws in other countries increase the need for us to manage the risks of improper conduct not only by our own employees but by distributors and contractors who may not be within our direct control. Many of our exports are of products which are subject to U.S. Government regulations and controls such as the International Traffic in Arms

Regulations (ITAR), which impose certain restrictions on the U.S. export of defense articles and services, and these restrictions are subject to change from time to time, including changes in the countries into which our products may lawfully be sold.

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

Risks Related to our Manufacturing and Sales Operations and Technology

Disruptions of Our Information Technology Systems, or Information Security and/or Data Privacy Breaches, Could Adversely Affect Our Business.

Global information technology security threats and targeted computer crime are increasing in frequency and sophistication and pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks through numerous measures, including implementation of standard cybersecurity controls, employee training and testing, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, we cannot guarantee that these efforts will always be successful. Further, although we do not believe we have experienced a material information security breach in the last three years, and we have incurred no material fines, settlement costs or other material expenses related to information security breaches, if we were to experience such a breach it could adversely affect our reputation and result in litigation, regulatory action, liability for fines, penalties and related expenses, and costs of implementing additional data protection procedures. In addition, even though we generally do not conduct business directly with retail or individual customers or consumers we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. Compliance with data privacy laws and regulations increases operational complexity, and failure to comply with legal or regulatory standards could subject us to fines and penalties, as well as legal and reputational risks, including proceedings against us by governmental entities or others. Although we maintain insurance coverage for data privacy risks, we cannot guarantee that our coverage will be adequate for all costs or losses incurred.

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

A significant part of our manufacturing operations relies on a small number of third-party manufacturers to supply component parts or products. For example, Doble has arrangements with six manufacturers which produce and supply a substantial portion of its end-products, and one of these suppliers produces approximately 23% of Doble’s products from a single location within the United States. As another example, Globe has a single supplier of critical materials for a significant military production program, and if this supplier were to discontinue producing these components in a timely manner the need to secure another source could pose a risk to the production program. A significant disruption in the supply of those products or others provided by a small number of suppliers could negatively affect the timely delivery of products to customers as well as future sales, which could increase costs and reduce margins.

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

The cost of raw materials and product components is a major element of the total cost of many of our products. For example, our Test segment’s critical components rely on purchases of raw materials from third parties. Increases in the prices of raw materials (such as steel, copper, nickel, zinc, wood and petrochemical products) could have an adverse impact on our business by, among other things, increasing costs and reducing margins. Aerospace-grade titanium and gaseous helium, important raw materials for our A&D segment, may at times be in short supply; in addition, although we try to tie our supplier pricing to long-term contracts this is not always possible, and we are experiencing price inflation on a number of products. Further, some of Doble’s items of equipment which are provided to its customers for their use are in the maturity of their life cycles, which creates the risk that replacement components may be unavailable or available only at increased costs. We have experienced COVID-related short-term disruptions in the supply chain which have periodically resulted in extended lead times and cost increases, and the long term impacts of these disruptions are uncertain. In addition, our reliance on sole or limited sources of supply of raw materials and components in each of our segments could adversely affect our business, as described in the preceding Risk Factor.

The end of customer product life cycles, or our inability to timely develop new products, could reduce our future sales.

Many of our A&D segment products are sold to be components in our customers' end products. If a customer discontinues a certain end-product line and we are unable to develop and successfully market replacement products there could be a significant decrease in our sales and an adverse effect on our operating results. For example, a substantial portion of PTI's revenue is generated from commercial aviation aftermarket sales. As certain aircraft are retired and replaced by newer aircraft, if we were unable to offer suitable aftermarket products for the newer aircraft there could be a corresponding decrease in sales associated with our products which could adversely affect our operating results.

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

A major portion of our Test segment’s business involves working in conjunction with general contractors to produce complex building components constructed on-site, such as electronic test chambers, secure communication rooms and MRI facilities. If there are performance problems caused by either us or a contractor, they could result in cost overruns and may lead to a dispute as to which party is responsible. The resolution of such disputes can involve arbitration or litigation and can cause us to incur significant expense including attorneys’ fees. In addition, these disputes could result in a reduction in revenue, a loss on a particular project, or even a significant damages award against us.

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

The effects of climate change, or significant natural disasters or weather events, could adversely affect our sales.

The potential physical impacts of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt our supply chain, and cause our suppliers to incur significant costs in preparing for or responding to these effects. These and other weather-created disruptions in supply, in addition to affecting costs, could impact our ability to procure an adequate supply of these raw materials and components, and delay or prevent deliveries of products to our customers. In addition, significant natural disasters or weather events such as major earthquakes or hurricanes could disrupt our operations. For example, many of our A&D segment's operations are located near major fault lines in California, where a major earthquake could result in significant physical damage to or closure of one or more of these facilities, and Doble has a significant supplier in coastal Florida, where a major hurricane could have similar effects. Any prolonged disruption in one or more of these manufacturing operations could significantly delay our ability to make timely deliveries of products to our customers.

Risks Related to Our Business Strategy and Corporate Structure

We may not be able to identify suitable acquisition candidates or complete acquisitions successfully, which may inhibit our rate of growth.

As part of our growth strategy, we plan to continue to pursue acquisitions of other companies, assets and product lines that either complement or expand our existing business. However, we may be unable to implement this strategy if we are unable to identify suitable acquisition candidates or consummate future acquisitions at acceptable prices and terms. We expect to face competition for acquisition candidates which may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. As a result, we may be limited in the number of acquisitions which we are able to complete, and we may face difficulties in achieving the profitability or cash flows needed to justify our investment in them.

In addition, acquisitions of other companies involve numerous risks, including difficulties in the integration of the operations, technologies and products of the acquired companies, the potential exposure to unanticipated and undisclosed liabilities, the potential that expected benefits or synergies are not realized and that operating costs increase, the potential loss of key personnel, suppliers or customers of acquired businesses and the diversion of Management’s time and attention from other business concerns. Although we attempt to identify and evaluate the risks inherent in any acquisition, we may not properly ascertain or mitigate all such risks, and our failure to do so could have a material adverse effect on our business.

Our inability to hire or retain qualified key employees could affect our performance and revenues.

There is a risk of our losing key employees who have engineering and technical expertise. For example, our USG segment relies heavily on engineers with significant experience and reputation in the utility industry to furnish expert consulting services and support to customers, and our other segments similarly rely on qualified and experienced employees to carry on their businesses. Despite our active recruitment efforts, there remains a shortage of these qualified engineers and other employees because of hiring competition from other companies in the industry and a generally tight labor market, possibly exacerbated by COVID-related retirements or career changes. Losing current employees or qualified candidates to other employers or for other reasons could reduce our ability to provide services and negatively affect our revenues.

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

At September 30, 2023, our physical properties, including those described in the table below, comprised approximately 2,253,700 square feet, of which approximately 757,500 square feet were owned and approximately 1,496,200 square feet were leased. The table below includes our principal physical properties. We do not believe any of the omitted properties, consisting primarily of office space, warehouse space and land held for possible future use, are individually or collectively material to our operations or business. See also Note 11 to the Consolidated Financial Statements.

			Principal Use(s)
			(M=Manufacturing,
			E=Engineering,
	Approx.	Owned / Leased (with	O=Office,	Operating
Location	Sq. Ft.	Expiration Date)	W=Warehouse)	Segment
Modesto, CA	181,500	Leased (9/30/2033)	M, E, O,W	A&D
Stoughton, MA	151,100	Leased (1/31/2037)	M, E, O, W	A&D
Denton, TX	145,000	Leased (9/30/2029, plus options)	M, E, O, W	A&D
Cedar Park, TX	130,000	Owned	M, E, O, W	Test
Oxnard, CA	127,400	Owned	M, E, O, W	A&D
South El Monte, CA	100,100	Owned	M, E, O, W	A&D
Durant, OK	100,000	Owned	M, O, W	Test
Valencia, CA	79,300	Owned	M, E, O	A&D
Marlborough, MA	79,100	Leased (2/28/2037)	M, E, O, W	USG
Hinesburg, VT	77,000	Owned	M, E, O, W	USG
Accident, MD	66,800	Owned	M, E, O, W	USG
South El Monte, CA	52,700	Leased (6/30/2024)	M, O, W	A&D
Brockton, MA	47,300	Leased (3/31/2024)	W	A&D
Eura, Finland	41,500	Owned	M, E, O, W	Test
Montreal, Québec	38,400	Leased (8/31/2041)	M, E, O, W	USG
Tianjin, China	38,100	Leased (11/19/2027)	M, E, O	Test
Minocqua, WI	35,400	Owned	M, O, W	Test
Bologna, Italy	28,200	Leased (8/13/2028)	M, E, O, W	USG
Ontario, CA	26,900	Leased (8/31/2025)	M, E, O, W	USG
Chatsworth, CA	24,800	Leased (12/31/2025)	M, E, O, W	A&D
St. Louis, MO	21,500	Leased (8/31/2025)	ESCO Corporate Office	Corporate
Taino, Italy	18,000	Leased (various term ends)	M, E, O, W	USG
Zola Predosa, Italy	12,900	Leased (1/31/2029)	M, E, O, W	USG
Morrisville, NC	11,600	Leased (1/31/2027), plus options	O	USG
Wood Dale, IL	10,700	Leased (6/30/2024)	E, O	Test

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record. As of November 10, 2023, there were approximately 1,814 holders of record of our common stock.

Price Range of Common Stock and Dividends. Our common stock is listed on the New York Stock Exchange; its trading symbol is “ESE”.

Company Purchases of Equity Securities. For information about our common stock repurchase programs, please refer to Note 7 to the Consolidated Financial Statements. The Company did not repurchase any shares during the fourth quarter of 2023.

Securities Authorized for Issuance Under Equity Compensation Plans. For information about securities authorized for issuance under our equity compensation plans, please refer to Item 12 of this Form 10-K and to Note 8 to the Consolidated Financial Statements.

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

The measurement period begins on September 30, 2018 and measures at each September 30 thereafter. These figures assume that all dividends, if any, paid over the measurement period were reinvested, and that the starting values of each index and the investments in our common stock were $100 at the close of trading on September 30, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among ESCO Technologies Inc., the Russell 2000 Index,

and the S&P SmallCap 600 Industrials Index

	9/30/18	9/30/19	9/30/20	9/30/21	9/30/22	9/30/23
ESCO Technologies Inc.	$100.00	$117.45	$119.53	$114.64	$109.69	$156.55
Russell 2000 Index	100.00	91.11	91.47	135.08	103.34	112.56
S&P SmallCap 600 Industrials Index	100.00	92.67	87.20	127.07	110.73	143.28

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

Selected financial information for each of our business segments is provided in the discussion below and in Note 9 to the Company’s Consolidated Financial Statements.

This section includes comparisons of certain 2023 financial information to the same information for 2022. Year-to-year comparisons of the 2022 financial information to the same information for 2021 are contained in Item 7 of our Form 10-K for 2022 filed with the Securities and Exchange Commission on November 29, 2022 and available through the SEC’s website at https://www.sec.gov/edgar/searchedgar/companysearch.html.

Introduction

We classify our business operations into three segments for financial reporting purposes, although for reporting certain financial information we treat Corporate activities as a separate segment. Our three operating segments during 2023 were Aerospace & Defense (A&D), Utility Solutions Group (USG), and RF Test & Measurement, formerly called RF Shielding and Test (Test). Our operating segments are comprised of the following primary operating subsidiaries:

●	A&D: PTI Technologies Inc. (PTI); VACCO Industries (VACCO); Crissair, Inc. (Crissair); Globe Composite Solutions, LLC (Globe); Westland Technologies, Inc. (Westland); and Mayday Manufacturing Co. (Mayday);.
●	USG: Doble Engineering Company; I.S.A. – Altanova Group S.r.l. and affiliates (Altanova); Morgan Schaffer Ltd. and Phenix Technologies (Phenix) (collectively, Doble); and NRG Systems, Inc. (NRG).
●	Test: ETS-Lindgren Inc. (ETS-Lindgren).

A&D. PTI, VACCO and Crissair primarily design and manufacture specialty filtration products, including hydraulic filter elements and fluid control devices used in commercial and defense aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned aircraft and submarines. Globe and Westland design, develop and manufacture elastomeric-based signature reduction solutions for U.S. naval vessels. Mayday designs and manufactures mission-critical bushings, pins, sleeves and precision-tolerance machined components for landing gear, rotor heads, engine mounts, flight controls, and actuation systems for the aerospace and defense industries.

USG. Doble develops, manufactures and delivers diagnostic testing solutions that enable electric power grid operators to assess the integrity of high-voltage power delivery equipment. NRG designs and manufactures decision support tools for the renewable energy industry, primarily wind and solar.

Test. ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and control magnetic, electromagnetic and acoustic energy.

We continue to operate with meaningful growth prospects in our primary served markets and with considerable financial flexibility. We continue to focus on new products that incorporate proprietary design and process technologies. Our Management is committed to delivering shareholder value through organic growth, ongoing performance improvement initiatives, and acquisitions.

Highlights of 2023

●	Sales, net earnings and diluted earnings per share in 2023 were $956.0 million, $92.5 million and $3.58 per share, respectively, compared to sales, net earnings and diluted earnings per share in 2022 of $857.5 million, $82.3 million and $3.16 per share, respectively.
●	Diluted EPS – GAAP for 2023 increased 13.3% to $3.58, compared to Diluted EPS – GAAP for 2022 of $3.16.

●	Diluted EPS – As Adjusted for 2023 was $3.70 excluding $4.1 million of pretax charges (or $0.12 per share after tax), consisting of executive management transition costs and acquisition related costs at Corporate, CMT purchase accounting adjustments, and restructuring charges primarily within the A&D segment. Diluted EPS – As Adjusted for 2022 was $3.21 excluding $1.3 million of pretax charges (or $0.05 per share after tax), consisting of Altanova and NEco purchase accounting adjustments, severance charges primarily at VACCO and NRG, and acquisition and management transition costs at Corporate. See “Non-GAAP Financial Measures” below.

	Fiscal year ended
(Dollars in millions)	2023	2022
Diluted EPS – GAAP	$3.58	3.16
Executive management transition costs & acquisition related costs	0.07	0.02
Restructuring adjustments	0.03	0.01
Purchase accounting adjustments	0.02	0.02
Diluted EPS – As Adjusted	$3.70	3.21

●	At September 30, 2023, cash on hand was $41.9 million and outstanding debt was $102.0 million, for a net debt position (total debt less cash on hand) of approximately $60.1 million.
●	Entered orders for 2023 were $1,033 million resulting in a book-to-bill ratio of 1.08x. Backlog at September 30, 2023 was $772.4 million, an increase of $77.4 million, or 11.1%, compared to backlog of $695.0 million at September 30, 2022.
●	The Company declared dividends of $0.32 per share during 2023, totaling $8.3 million in dividend payments.

Results of Operations

Net Sales

			Change
	Fiscal year ended		2023
(Dollars in millions)	2023	2022	vs. 2022
A&D	$392.4	351.4	11.7%
USG	342.3	278.4	23.0%
Test	221.3	227.7	(2.8)%
Total	$956.0	857.5	11.5%

Net sales increased $98.5 million, or 11.5%, to $956.0 million in 2023 from $857.5 million in 2022, with the CMT acquisition adding approximately $10 million of revenue in 2023. The increase in net sales in 2023 as compared to 2022 was mainly due to a $63.9 million increase in the USG segment and a $41.0 million increase in the A&D segment, partially offset by a $6.4 million decrease in the Test segment.

A&D.

The $41 million, or 11.7%, increase in net sales in 2023 as compared to 2022 was mainly due to a $21.8 million increase in net sales at Mayday, a $12.5 million increase in net sales at Crissair and an $11.2 million increase in net sales at PTI, all primarily due to an increase in commercial aerospace sales driven by the rebound from the COVID-19 pandemic; a $6.5 million increase in net sales at Globe/Westland combined, partially offset by an $11.0 million decrease in net sales at VACCO driven mainly by margin erosion on certain space development contracts.

USG.

The $63.9 million, or 23.0%, increase in net sales in 2023 as compared to 2022 was mainly due to a $41.8 million increase in net sales at Doble mainly due to higher shipments of condition monitoring and protection testing products and service revenue, and a $22.1 million increase in net sales at NRG driven by higher shipments of wind energy assessment towers and sensors, and solar products.

Test.

The $6.4 million, or (2.8)%, decrease in net sales in 2023 as compared to 2022 was due to a $15.3 million decrease in net sales from the Company’s Asian operations due to COVID-19 disruptions in China and a $2.0 million decrease in net sales from the Company’s U.S. operations, partially offset by a $10.9 million increase in net sales from the segment’s European operations due to timing of test and measurement chamber projects.

Orders and Backlog

New orders received were $1,033 million in 2023 and $960.5 million in 2022. Order backlog was $772.4 million at September 30, 2023, compared to order backlog of $695.0 million at September 30, 2022. Orders are entered into backlog as firm purchase order commitments are received.

By operating segment, 2023 orders were $468.2 million related to A&D products (including $7.0 million of acquired backlog), $347.6 million related to USG products, and $217.5 million related to Test products and 2022 orders were $392.5 million related to A&D products, $314.9 million related to USG products, and $253.1 million related to Test products.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $217.1 million, or 22.7% of net sales, in 2023, and $195.1 million, or 22.7% of net sales, in 2022. The increase in SG&A expenses in 2023 as compared to 2022 was mainly due to higher expenses within the USG segment as a result of increased engineering and commission expenses and wage and material inflation and higher expenses at Corporate due to executive management transition costs and professional fees.

Amortization of Intangible Assets

Amortization of intangible assets was $29.0 million in 2023 and $25.9 million in 2022, including $18.5 million and $19.3 million of amortization of acquired intangible assets in 2023 and 2022, respectively, related to our acquisitions. The amortization of acquired intangible assets related to acquisitions is included in the Corporate segment’s results. The remaining amortization expenses relate to other identifiable intangible assets (primarily software, patents and licenses), which are included in the respective segment’s operating results. The increase in amortization expense in 2023 as compared to 2022 was mainly due to an increase in amortization of capitalized software.

Other Income or Expenses, Net

Other expenses, net, was $1.9 million in 2023, compared to other income, net, of $(0.3) million in 2022. The principal component of other expenses, net, in 2023 included approximately $1.0 million of restructuring costs within the A&D segment and USG segment (mainly severance charges). There were no individually significant items in other income, net in 2022.

Non-GAAP Financial Measures

The information reported herein includes the financial measures Diluted EPS As Adjusted, which we define as Diluted EPS excluding the per-share net impact of discrete compensation and acquisition related costs at Corporate, purchase accounting charges related to the CMT acquisition, and restructuring charges primarily within the A&D segment (primarily severance) in 2023; the per-share net impact of discrete compensation and acquisition related costs, severance charges primarily within the A&D segment, and purchase accounting charges related to the Company’s acquisitions (Altanova and NEco) in 2022; and the per-share net impact of discrete compensation and acquisition related costs, facility consolidation charges within the USG segment, and purchase accounting charges related to the Company’s acquisitions of Altanova and Phenix in 2021, partially offset by a gain on the final installment of the Doble Watertown, MA property sale; EBIT, which we define as earnings before interest and taxes; and EBIT margin, which we define as EBIT expressed as a percentage of net sales. Diluted EPS –As Adjusted, EBIT on a consolidated basis, and EBIT margin on a consolidated basis are not recognized in accordance with U.S. generally accepted accounting principles (GAAP). However, we believe that EBIT and EBIT margin provide investors and Management with valuable information for assessing our operating results. Management evaluates the performance of our operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of our business segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations and incentive compensation. We believe that the presentation of EBIT, EBIT margin and Diluted EPS –As Adjusted provides important supplemental information to investors by facilitating comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. The use of non-GAAP financial measures is not intended to replace any measures of performance determined in accordance with GAAP.

EBIT

The reconciliation of EBIT to a GAAP financial measure is as follows:

(Dollars in millions)	2023	2022
EBIT	$127.7	111.3
Less: Interest expense, net	(8.8)	(4.9)
Less: Income tax expense	(26.4)	(24.1)
Net earnings	$92.5	82.3

EBIT by business segment is as follows:

			Change
	Fiscal year ended		2023
(Dollars in millions)	2023	2022	vs. 2022
A&D	$71.6	68.4	4.7%
% of net sales	18.2%	19.5%
USG	76.7	57.6	33.2%
% of net sales	22.4%	20.7%
Test	32.4	32.6	(0.6)%
% of net sales	14.6%	14.3%
Corporate	(53.0)	(47.3)	(12.1)%
Total	$127.7	111.3	14.7%
% of net sales	13.4%	13.0%

A&D

The $3.2 million, or 4.7%, increase in EBIT in 2023 as compared to 2022 was primarily due to higher sales volumes at Mayday, PTI, Crissair and Globe partially offset by a decrease in EBIT at VACCO due to lower sales volumes as mentioned above and margin erosion on certain space development contracts. EBIT in 2023 was negatively impacted by a $0.6 million inventory step-up charge related to the CMT acquisition and $0.8 million in restructuring charges (mainly severance).

USG

The $19.1 million, or 33.2%, increase in EBIT in 2023 as compared to 2022 was mainly due to higher sales volumes at Doble and NRG with a favorable product mix and price increases, partially offset by the impacts of wage and material cost inflation and higher commissions related to increased sales.

Test

The $(0.2) million, or (0.6)%, decrease in EBIT in 2023 as compared to 2022 was primarily due to a decrease in EBIT from the segment’s Asian operations due to COVID disruptions in China, partially offset by leverage on higher sales volumes from the segment’s European operations and price increases from the segment’s U.S. operations.

Corporate

Corporate operating charges included in 2023 consolidated EBIT increased to $53.0 million as compared to $47.3 million in 2022 mainly due to an increase in executive management transition costs and professional fees and amortization expense of acquired intangible assets related to the Company’s recent acquisition of CMT Materials.

The “Reconciliation to Consolidated Totals (Corporate)” in Note 9 to the Consolidated Financial Statements represents Corporate office operating charges.

Interest Expense, Net

Interest expense, net was $8.8 million and $4.9 million in 2023 and 2022, respectively. The increase in interest expense in 2023 was mainly due to higher average interest rates. The weighted average interest rates were 5.82% in 2023 compared to 2.11% in 2022. Average outstanding borrowings were $140 million in 2023 compared to $190 million in 2022.

Income Tax Expense

The effective tax rates for 2023 and 2022 were 22.2% and 22.7%, respectively. The decrease in the 2023 effective tax rate as compared to 2022 was primarily due to a decrease in state income tax expense and an increase in research credit benefits partially offset by the impact of foreign operations.

No provision has been made in 2023 for foreign withholding of any applicable U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries where these earnings are considered indefinitely invested or otherwise retained for continuing international operations. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable.

Acquisitions

Information regarding our acquisitions during 2023, 2022 and 2021 is set forth in Note 2 to the Consolidated Financial Statements, which Note is incorporated by reference herein.

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

Capital Resources and Liquidity

Our overall financial position and liquidity are strong. Working capital (current assets less current liabilities) increased to $266.4 million at September 30, 2023 from $254.5 million at September 30, 2022. Accounts receivable increased by $33.9 million during 2023 mainly due to a $24.0 million increase within the USG segment and a $9.6 million increase within the A&D segment, driven by timing and higher sales volumes in the current year. Inventories increased by $21.7 million during 2023 mainly due to a $13.2 million increase within the USG segment and a $12.7 million increase within the A&D segment resulting primarily from the timing of receipt of raw materials to meet anticipated demand and an increase in work in process inventories due to timing of manufacturing existing orders partially offset by a $4.2 million decrease within the Test segment. Accounts payable increased by $8.2 million during 2023 mainly due to a $6.2 million increase within the USG segment and a $4.2 million increase within the A&D segment partially offset by a $2.2 million increase within the Test segment, due to the timing of payments.

Net cash provided by operating activities was $76.9 million in 2023 and $135.3 million in 2022. The decrease in net cash provided by operating activities in 2023 as compared to 2022 was mainly driven by higher working capital requirements, including an increase in inventories and accounts receivable, and higher tax and interest payments.

Net cash used in investing activities was $52.5 million in 2023 and $55.9 million in 2022. Capital expenditures were $22.4 million in 2023 and $32.1 million in 2022. The decrease in 2023 as compared to 2022 was mainly due to the purchase of the NRG building of approximately $10 million in 2022. In addition, the Company incurred expenditures for capitalized software of $12.4 million in 2023 and $12.9 million in 2022.

There were no commitments outstanding that were considered material for capital expenditures at September 30, 2023.

Net cash used by financing activities was $78 million in 2023 compared to net cash used by financing activities of $32 million in 2022, primarily due to the increase in debt paydown during 2023.

Bank Credit Facility

A description of our credit facility (the “Credit Facility”) is set forth in Note 6 to the Consolidated Financial Statements, which Note is incorporated by reference herein.

Cash flow from operations and borrowings under the Credit Facility is expected to provide adequate resources to meet our capital requirements and operational needs both for the next 12 months and for the foreseeable future.

Dividends

During both 2023 and 2022 we paid a regular quarterly cash dividend at an annual rate of $0.32 per share, totaling $8.3 million in both 2023 and 2022.

Off-Balance-Sheet Arrangements

We had no off-balance-sheet arrangements outstanding at September 30, 2023.

Share Repurchases

During 2023, the Company repurchased approximately 140,000 shares for approximately $12.4 million. During 2022, the Company repurchased approximately 257,500 shares for approximately $20.0 million.

Critical Accounting Estimates

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

Approximately 55% of the A&D segment’s revenue (22% of consolidated revenue) is recognized over time as the products do not have an alternative use and either we have an enforceable right to payment for costs incurred plus a reasonable margin or the inventory is owned by the customer. Selecting the method to measure progress towards completion for our contracts requires judgment and is based on the nature of the products or services to be provided.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either revenue or operating costs and expenses. The aggregate impact of adjustments in contract estimates decreased our earnings before income tax and diluted earnings per share by approximately $14.0 million and $0.43 per share, respectively, in 2023.

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

Goodwill and Other Long-Lived Assets

Our Management annually reviews goodwill and other long-lived assets for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If we determine that the carrying value of the goodwill and other long-lived assets may not be recoverable, we record a permanent impairment charge for the amount by which the carrying value of the goodwill and other long-lived assets exceeds its fair value. We measure fair value based on a discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in each of our reporting units’ or asset groups’ current business models. Our estimates of cash flows and discount rate are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. We believe that Management’s estimates of future cash flows and fair value are reasonable; however, changes in estimates could result in impairment charges. At September 30, 2023 we have determined that no goodwill or other long-lived assets were impaired.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See "Other Matters - Quantitative And Qualitative Disclosures About Market Risk" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated into this Item by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”) carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-1(c) and 15(c) 5(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2023. The evaluation was conducted under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, using the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s Management, with participation of the Certifying Officers, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatement due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, using criteria established in Internal Control – Integrated Framework (2013) issued by COSO and concluded that the Company maintained effective internal control over financial reporting as of September 30, 2023, based on these criteria.

Our internal control over financial reporting as of September 30, 2023, has been audited by Grant Thornton, an independent registered public accounting firm, as stated in its report which is included herein and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of fiscal 2023, no director or officer (as defined in Securities and Exchange Commission Rule 16a-1(f)) of the Company adopted or terminated:

(i)

Any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) (a ”Rule 10b5-1 trading arrangement”); or

(ii)	Any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, nominees and nominating procedures, Code of Ethics, Audit and Finance Committee, and non-compliance (if any) with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the sections captioned “Proposal 1: Election of Directors” and “Securities Ownership of Directors and Executive Officers” in the 2023 Proxy Statement.

Information regarding our executive officers is set forth in Item 1, “Business – Information about our Executive Officers,” above.

Item 11. Executive Compensation

Information regarding our compensation committee and director and executive officer compensation is hereby incorporated by reference to the sections captioned “Committees – Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Proposal 2: Advisory Vote to Approve Executive Compensation” in the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the beneficial ownership of our common stock by our directors, director nominees and executive officers individually and as a group, and by any known holder of five percent or more of the common stock, is hereby incorporated by reference to the sections captioned “Securities Ownership of Directors and Executive Officers” and “Securities Ownership of Certain Beneficial Owners” in the 2023 Proxy Statement.

The following table summarizes certain information regarding shares of our common stock that may be issued pursuant to our equity compensation plans existing as of September 30, 2023:

	Number of securities to be		Weighted-average		Number of securities remaining available
	issued upon exercise of		exercise price of		for future issuance under equity
	outstanding options,		outstanding options,		compensation plans (excluding securities
Plan Category	warrants and rights (1)		warrants and rights		reflected in the first column) (1)
Equity compensation plans approved by security holders (2)	202,535	(3)	N/A	(4)	1,012,097	(5)
Equity compensation plans not approved by security holders (6)	93,154	(6)	N/A	(4)	21,316	(6)
Total	295,689		N/A	(4)	1,033,413
(1)

The number of shares is subject to adjustment for future changes in capitalization by stock splits, stock dividends and similar events. Does not include shares that may be purchased on the open market pursuant to the Company’s Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants may elect to have up to 10% of their current salary or wages withheld and contributed to one or more independent trustees for the purchase of shares. At the discretion of an officer of the Company, the Company or a domestic subsidiary or division may contribute cash in an amount not to exceed 20% of the amounts contributed by participants; however, the total number of shares purchased with the Company’s matching contributions after October 15, 2003 may not exceed 275,000. As of September 30, 2023, 650,959 shares had been purchased with the Company’s matching funds of which 238,937 were purchased after October 15, 2003.

(2)	Consists of the Company’s 2018 Omnibus Incentive Plan (the “Omnibus Plan”).
(3)

Represents shares issuable under the Omnibus Plan (i) upon vesting of stock-based awards granted under the Omnibus Plan or (ii) upon distribution of vested shares held by directors who have made an election to defer their receipt of stock-based compensation issuable under the Omnibus Plan. Includes a number of common stock equivalents representing dividends accrued on unvested and vested deferred shares, which are distributable in common stock along with the underlying shares.

(4)	The securities outstanding at September 30, 2023 have no exercise price.
(5)	Represents shares currently available for awards under the Omnibus Plan.
(6)

Consists of the Company’s Compensation Plan for Non-Employee Directors (the “Directors Compensation Plan”), under which the Company’s non-employee directors were compensated before 2021, since when the directors have been compensated under the Omnibus Plan. As of September 30, 2023, of the 400,000 shares authorized for issuance under the Directors Compensation Plan a total of 285,530 shares had been issued and approximately 93,154 shares had been elected by various directors to be issued on a deferred basis; the remaining 21,316 shares will be used, if at all, only to satisfy dividend accrual rights attached to deferred shares previously awarded under the Directors Compensation Plan; however, all such accruals in fiscal 2023 were charged to the Omnibus Plan. Details of the directors’ compensation, including elective deferrals and dividend accrual rights, are hereby incorporated by reference to the section captioned “Directors Compensation” in the 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding transactions with related parties and the independence of our directors, nominees for directors and members of the committees of our board of directors is hereby incorporated by reference to the section captioned “Proposal 1: Election of Directors” in the 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding our independent registered public accounting firm, its fees and services, and our Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services, is hereby incorporated by reference to the section captioned “Proposal 3: Ratification of Appointment of Independent Registered Pubic Accounting Firm” in the 2023 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:
(1)	Financial Statements. The Consolidated Financial Statements of the Company, and the Reports of Independent Registered Public Accounting Firm thereon of Grant Thornton LLP and KPMG LLP, are included in the Financial Information section of this Report beginning on page F-1; an Index thereto is set forth on page F-1.
(2)	Financial Statement Schedules. Financial Statement Schedules are omitted because either they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.
(3)	Exhibits. The following exhibits are filed with this Report or incorporated herein by reference to the document location indicated:

Exhibit No.		Description	Document Location
3.1(a)		Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999
3.1(b)		Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000
3.1(c)		Articles of Merger, effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000
3.1(d)		Amendment to Articles of Incorporation, effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018
3.2		Bylaws of the Company	Exhibit 3.1 to the Company’s Form 8-K filed November 22, 2022
4.1(a)		Description of Common Stock	Exhibit 4.1(a) to the Company’s Form 10-K for the fiscal year ended September 30, 2019
4.1(b)		Specimen revised Common Stock Certificate	Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2010
4.2		Amended and Restated Credit Agreement dated August 30, 2023, incorporated by reference to Exhibit 10.1 hereto	Exhibit 10.1 hereto
10.1

Amended and Restated Credit Agreement dated as of August 30, 2023, among ESCO Technologies Inc., the foreign subsidiary Borrowers party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain other Lenders and Departing Lenders as defined therein

Exhibit 10.1 to the Company’s Form 8-K filed September 6, 2023
10.2		Form of Indemnification Agreement with each of ESCO’s non-employee directors	Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2012
10.3(a)	*	First Amendment to the ESCO Electronics Corporation Supplemental Executive Retirement Plan, effective August 2, 1993 (comprising restatement of entire Plan)	Exhibit 10.2(a) to the Company’s Form 10-K for the fiscal year ended September 30, 2012
10.3(b)	*	Second Amendment to Supplemental Executive Retirement Plan, effective May 1, 2001	Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended September 30, 2001
10.3(c)	*	Form of Supplemental Executive Retirement Plan Agreement	Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended September 30, 2002

Exhibit No.		Description	Document Location
10.4	*	Directors’ Extended Compensation Plan, adopted effective October 11, 1993, restated to include all amendments through August 7, 2013 (current as of November 2021)	Exhibit 10.5 to the Company’s Form 10-K for the fiscal year ended September 30, 2019
10.5(a)	*	Compensation Plan For Non-Employee Directors, as amended and restated to reflect all amendments through December 8, 2020	Exhibit 10.1 to the Company’s Form 8-K filed December 9, 2020
10.5(b)	*	Sub-Plan for Compensation of Non-Employee Directors under 2018 Omnibus Incentive Plan	Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2022
10.5(c)	*	Form of Director Share Award Agreement (Non-Employee Director)	Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2022
10.6(a)	*	2018 Omnibus Incentive Plan as Amended and Restated November 17, 2020	Exhibit 10.3 to the Company’s Form 8-K filed November 19, 2020
10.6(b)	*	2018 Omnibus Incentive Plan as Amended and Restated February 3, 2023	Exhibit 10.1 to the Company’s Form 8-K filed February 8, 2023
10.7(a)	*	Form of 2020-21 Awards of Performance-Accelerated Restricted Shares (PARS) under 2018 Omnibus Incentive Plan	Exhibit 10.1 to the Company’s Form 10-Q filed August 9, 2021
10.7(b)	*	Form of Restricted Share Unit (RSU) Awards to Executive Officers under 2018 Omnibus Incentive Plan (FY 2021)	Exhibit 10.2 to the Company’s Form 10-Q filed August 9,2021
10.7(c)	*	Form of Restricted Share Unit (RSU) Awards to Executive Officers under 2018 Omnibus Incentive Plan (FY 2022)	Exhibit 10.1 to the Company’s Form 10-Q filed August 9, 2022
10.7(d)	*	Form of Restricted Share Unit (RSU) Awards to Executive Officers under 2018 Omnibus Incentive Plan (FY 2023)	Exhibit 10.1 to the Company’s Form 10-Q filed August 9, 2023
10.8	*	Form of Performance Share Unit (PSU) Awards to Executive Officers under 2018 Omnibus Incentive Plan (FY 2022, 2023)	Exhibit 10.1 to the Company’s Form 10-Q filed February 9, 2022
10.9(a)		Eighth Amendment and Restatement of Employee Stock Purchase Plan, effective August 2, 2018	Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended September 30, 2018
10.9(b)		Ninth Amendment and Restatement of Employee Stock Purchase Plan, effective February 5, 2019	Exhibit 10.1 to the Company’s Form 8-K filed February 7, 2019
10.10(a)	*	Performance Compensation Plan adopted August 2, 1993 as amended through February 4, 2019	Exhibit 10.1 to the Company’s Form 8-K filed November 19, 2019
10.10(b)	*	Performance Compensation Plan as amended August 2, 2023 effective October 2, 2023	Exhibit 10.2 to the Company’s Form 8-K filed October 3, 2023
10.11	*	Fourth Amended and Restated Severance Plan dated November 17, 2020	Exhibit 10.2 to the Company’s Form 8-K filed November 19, 2020
10.12(a)	*	Employment and Compensation Agreement with Victor L. Richey effective May 10, 2021	Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2021
10.12(b)	*	Amendment to Employment Agreement with Victor L. Richey effective January 1, 2023	Exhibit 10.1 to the Company's Form 8-K filed January 6, 2023
10.12(c)	*	Transition Award Agreement with Victor L. Richey effective January 3, 2023	Exhibit 10.2 to the Company's Form 8-K filed January 6, 2023

Exhibit No.		Description	Document Location
10.13	*	Employment and Compensation Agreement with Bryan H. Sayler effective January 1, 2023	Exhibit 10.3 to the Company's Form 8-K filed January 6, 2023
10.14(a)	*	Employment and Compensation Agreement with Christopher L. Tucker effective April 30, 2021	Exhibit 10.4 to the Company’s Form 10-Q filed August 9, 2021
10.14(b)	*	Form of Restricted Stock Unit Award to Christopher L. Tucker dated February 3, 2023	Exhibit 10.5 to the Company's Form 10-Q filed May 10, 2023
10.15	*	Employment and Compensation Agreement with David M. Schatz effective April 30, 2021	Exhibit 10.5 to the Company’s Form 10-Q filed August 9, 2021
21		Subsidiaries of the Company	Filed herewith
23		Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1		Certification of Chief Executive Officer	Filed herewith
31.2		Certification of Chief Financial Officer	Filed herewith
32	**	Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith
97.1		Compensation Recovery Policy, adopted effective February 4, 2010	Exhibit 10.6 to the Company’s Form 8-K filed February 10, 2010
97.2		Supplemental Clawback Policy, adopted August 2, 2023 effective October 2, 2023	Exhibit 10.1 to the Company’s Form 8-K filed October 3, 2023
101.INS	***	Inline XBRL Instance Document	Submitted herewith
101.SCH	***	Inline XBRL Schema Document	Submitted herewith
101.CAL	***	Inline XBRL Calculation Linkbase Document	Submitted herewith
101.LAB	***	Inline XBRL Label Linkbase Document	Submitted herewith
101.PRE	***	Inline XBRL Presentation Linkbase Document	Submitted herewith
101.DEF	***	Inline XBRL Definition Linkbase Document	Submitted herewith
104	***	Cover Page Inline Interactive Data File (contained in Exhibit 101)	Submitted herewith

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

ESCO TECHNOLOGIES INC.

By:	/s/ Bryan H. Sayler
Bryan H. Sayler
Chief Executive Officer and President

Date:	November 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan H. Sayler	Chief Executive Officer (Principal Executive Officer), President and Director	November 29, 2023
Bryan H. Sayler

/s/ Christopher L. Tucker	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2023
Christopher L. Tucker

/s/ Patrick M. Dewar	Director	November 29, 2023
Patrick M. Dewar

/s/ Janice L. Hess	Director	November 29, 2023
Janice L. Hess

/s/ Vinod M. Khilnani	Director	November 29, 2023
Vinod M. Khilnani

/s/ Leon J. Olivier	Director	November 29, 2023
Leon J. Olivier

/s/ Robert J. Phillippy	Director	November 29, 2023
Robert J. Phillippy

/s/ James M. Stolze	Director	November 29, 2023
James M. Stolze

/s/ Gloria L. Valdez	Director	November 29, 2023
Gloria L. Valdez

FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ESCO Technologies Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ESCO Technologies Inc. (a Missouri corporation) and subsidiaries (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 29, 2023, expressed an unqualified opinion.

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

Revenue Recognition – Estimate of contract costs expected at completion

As described further in note 1 and 12 to the financial statements, the Company’s Aerospace & Defense and Test segments enter into certain long-term fixed price contracts with their customers to produce certain products that do not have an alternative use to the Company and for which the Company has an enforceable right to payment for costs incurred to date plus a reasonable margin. For the Aerospace & Defense segment, the Company uses a cost-to-cost method to recognize the revenue for these contracts over time. Using the cost-to-cost method, the Company measures progress to contract completion using the ratio of contracts costs incurred to date compared to estimated total contract cost at completion. Judgment is required in estimating the total contract cost at completion due to the unique specifications and requirements for each individual contract relating to the design, development, manufacturing, and installation of the build-to-spec products.

We identified the determination of the estimated total contract costs at completion for certain contracts in the Aerospace & Defense segment for which revenue is recognized over time using the cost-to-cost method as a critical audit matter.

The principal considerations for our determination that the estimated total contract costs at completion are a critical audit matter are that the estimated total contract costs at completion require complex judgment to evaluate the engineering and production requirements of the contract and the related labor and material costs, which are assumptions with a high level of estimation uncertainty and susceptibility to potential management bias. Changes to the assumptions used in developing these estimates may significantly impact the net sales and earnings recorded during the fiscal year.

Our audit procedures related to the estimated total contract costs at completion include the following, among others. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition and job cost processes. This included controls over the accumulation and estimation of costs to complete the contracts. For a selection of completed contracts, we compared the Company’s initial estimated costs and profit margin to the actual costs and profit margin to assess the Company’s ability to accurately estimate costs. We also tested the Company’s assumptions for labor hours and materials to be incurred for a selection of in-process contracts by:

●	inspecting a sample of underlying contracts, including any applicable amendments, to obtain an understanding of the contractual requirements and deliverables and the nature of the costs necessary to fulfill those contracts
●	assessing the progress towards completion by performing inquiries of key financial and operational executives to evaluate the progress to date and factors impacting the estimated total contract costs expected at completion as well as attending certain regular operational meetings to observe discussions over progress and total estimated remaining costs
●	comparing the actual costs incurred to date, as a percentage of the estimated total contract costs at completion, and comparing that to the revenue recognized to date
●	comparing the margins to date on selected contracts to similar products previously produced, if applicable
●	evaluating the estimates for indicators of management bias through the procedures described above.

We have served as the Company’s auditor since 2021.

/s/ GRANT THORNTON LLP

St. Louis, Missouri

November 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ESCO Technologies Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ESCO Technologies Inc. (a Missouri corporation) and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2023, and our report dated November 29, 2023 expressed an unqualified opinion on those financial statements.

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

November 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

ESCO Technologies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows of ESCO Technologies Inc. and subsidiaries (the Company) for the year ended September 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor since 1990 to 2021.

St. Louis, Missouri

November 29, 2021

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
Years ended September 30,	2023	2022	2021
Net sales	$956,033	857,502	715,440
Costs and expenses:
Cost of sales	580,377	525,457	445,045
Selling, general and administrative expenses	217,110	195,127	167,534
Amortization of intangible assets	28,953	25,936	20,829
Interest expense, net	8,769	4,851	2,255
Other expenses (income), net	1,877	(304)	(894)
Total costs and expenses	837,086	751,067	634,769
Earnings before income tax	118,947	106,435	80,671
Income tax expense	26,402	24,115	17,175
Net earnings	$92,545	82,320	63,496

Earnings per share:
Basic:
Net earnings	$3.59	3.17	2.44
Diluted:
Net earnings	$3.58	3.16	2.42
Average common shares outstanding (in thousands):
Basic	25,802	25,933	26,046
Diluted	25,879	26,067	26,225

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)
Years ended September 30,	2023	2022	2021
Net earnings	$92,545	82,320	63,496
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,795	(28,876)	1,496
Amortization of prior service costs, actuarial losses and other	—	(727)	—
Total other comprehensive income (loss), net of tax	7,795	(29,603)	1,496
Comprehensive income	$100,340	52,717	64,992

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
As of September 30,	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$41,866	97,724
Accounts receivable, less allowance for credit losses of $2,264 and $2,612 in 2023 and 2022, respectively	198,557	164,645
Contract assets, net	138,633	125,154
Inventories	184,067	162,403
Other current assets	17,972	22,696
Total current assets	581,095	572,622

Property, plant and equipment:
Land and land improvements	12,382	12,126
Buildings and leasehold improvements	112,765	110,306
Machinery and equipment	186,866	187,287
Construction in progress	18,169	11,576
	330,182	321,295

Less accumulated depreciation and amortization	(174,698)	(165,322)
Net property, plant and equipment	155,484	155,973

Intangible assets, net	392,124	394,464
Goodwill	503,177	492,709
Operating lease assets, net	39,839	29,150
Other assets	11,495	9,538

Total Assets	$1,683,214	1,654,456

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
As of September 30,	2023	2022
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	86,973	78,746
Contract liabilities, net	112,277	125,009
Accrued salaries	43,814	40,572
Accrued other expenses	51,587	53,802
Total current liabilities	314,651	318,129

Deferred tax liabilities, net	75,531	82,023
Non-current operating lease liabilities	36,554	24,853
Other liabilities	43,336	48,294
Long-term debt	82,000	133,000
Total liabilities	552,072	606,299

Shareholders’ equity:

Preferred stock, par value $.01 per share, authorized 10,000,000 shares
Common stock, par value $.01 per share, authorized 50,000,000 shares; issued 30,781,699 and 30,707,748 shares in 2023 and 2022, respectively	308	307
Additional paid-in capital	304,850	301,553
Retained earnings	989,315	905,022
Accumulated other comprehensive loss, net of tax	(23,969)	(31,764)
	1,270,504	1,175,118

Less treasury stock, at cost (4,995,414 and 4,854,997 common shares in 2023 and 2022, respectively)	(139,362)	(126,961)
Total shareholders’ equity	1,131,142	1,048,157

Total Liabilities and Shareholders’ Equity	$1,683,214	1,654,456

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, September 30, 2020	30,646	$306	293,682	775,829	(3,657)	(107,134)	959,026

Comprehensive income (loss):
Net earnings	—	—	—	63,496	—	—	63,496
Translation adjustments, net of tax of $0	—	—	—	—	1,496	—	1,496

Cash dividends declared ($0.32 per share)	—	—	—	(8,336)	—	—	(8,336)

Stock compensation plans, net of tax of $0	20	1	3,962	—	—	51	4,014

Balance, September 30, 2021	30,666	$307	297,644	830,989	(2,161)	(107,083)	1,019,696

Comprehensive income (loss):
Net earnings	—	—	—	82,320	—	—	82,320
Net unrecognized actuarial loss – SERP	—	—	—	—	(727)	—	(727)
Translation adjustments, net of tax of $0	—	—	—	—	(28,876)	—	(28,876)

Cash dividends declared ($0.32 per share)	—	—	—	(8,287)	—	—	(8,287)

Purchases of common stock into treasury	—	—	—	—	—	(19,878)	(19,878)

Stock compensation plans, net of tax of $0	42	—	3,909	—	—	—	3,909

Balance, September 30, 2022	30,708	$307	301,553	905,022	(31,764)	(126,961)	1,048,157

Comprehensive income (loss):
Net earnings	—	—	—	92,545	—	—	92,545
Translation adjustments, net of tax of $0	—	—	—	—	7,795	—	7,795

Cash dividends declared ($0.32 per share)	—	—	—	(8,252)	—	—	(8,252)

Purchases of common stock into treasury	—	—	—	—	—	(12,401)	(12,401)

Stock compensation plans, net of tax of $0	74	1	3,297	—	—	—	3,298

Balance, September 30, 2023	30,782	$308	304,850	989,315	(23,969)	(139,362)	1,131,142

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
Years ended September 30,	2023	2022	2021
Cash flows from operating activities:
Net earnings	$92,545	82,320	63,496
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50,523	48,343	42,049
Stock compensation expense	8,910	7,320	6,914
Changes in assets and liabilities	(68,821)	(11,654)	15,671
Gain on sale of building and land	—	—	(1,950)
Effect of deferred taxes on tax provision	(6,267)	8,946	(3,041)
Net cash provided by operating activities	76,890	135,275	123,139
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(17,694)	(10,906)	(168,903)
Capital expenditures	(22,377)	(32,101)	(26,705)
Additions to capitalized software	(12,397)	(12,912)	(8,783)
Proceeds from sale of building and land	—	—	1,950
Net cash used by investing activities	(52,468)	(55,919)	(202,441)
Cash flows from financing activities:
Proceeds from long-term debt	103,000	100,000	216,000
Principal payments on long-term debt	(154,000)	(101,000)	(124,368)
Dividends paid	(8,252)	(8,268)	(8,336)
Purchases of common stock into treasury	(12,401)	(19,878)	—
Debt issuance costs	(1,826)	—	—
Other	(4,851)	(2,976)	(1,823)
Net cash (used) provided by financing activities	(78,330)	(32,122)	81,473
Effect of exchange rate changes on cash and cash equivalents	(1,950)	(5,742)	1,501
Net (decrease) increase in cash and cash equivalents	(55,858)	41,492	3,672
Cash and cash equivalents at beginning of year	97,724	56,232	52,560
Cash and cash equivalents at end of year	$41,866	97,724	56,232

Changes in assets and liabilities:
Accounts receivable, net	$(32,151)	(17,676)	11,266
Contract assets and liabilities, net	(26,025)	(12,419)	8,794
Inventories	(18,466)	(13,788)	612
Other assets and liabilities	434	9,412	(477)
Accounts payable	7,045	21,985	(688)
Accrued expenses	342	832	(3,836)
	$(68,821)	(11,654)	15,671
Supplemental cash flow information:
Interest paid	$8,662	2,835	590
Income taxes paid (including state & foreign)	30,244	9,856	26,054

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

B.      Basis of Presentation

Our fiscal year ends on September 30. Throughout the Consolidated Financial Statements, unless the context indicates otherwise, references to a year (for example 2023) refer to fiscal year ending on September 30 of that year. Certain items have been reclassified in the prior year financial statements to conform to the presentation and classifications used in the current year. These reclassifications have no effect on the Company’s consolidated results, financial position or cash flows.

C.      Nature of Operations

We are organized based on the products and services we offer and we currently classify our business operations in three segments for financial reporting purposes: Aerospace & Defense (A&D), Utility Solutions Group (USG), and RF Test & Measurement, formerly called RF Shielding and Test (Test).

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

Test: The companies within this segment provide their customers with the ability to identify, measure and control magnetic, electromagnetic and acoustic energy.

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

A&D: Within the A&D segment, approximately 45% of revenues (approximately 19% of consolidated revenues) are recognized at a point in time when products are shipped (when control of the goods transfers) to unaffiliated customers. The related contracts are with commercial and military customers and have a single performance obligation as there is only one good promised or the promise to transfer the goods or services is not distinct or separately identifiable from other promises in the contract. The transaction price for these contracts reflects our estimate of returns and discounts, which are based on historical, current and forecasted information to determine the expected amount to which we will be entitled in exchange for transferring the promised goods or services to the customer. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant. Amounts billed to customers for shipping and handling are included in the transaction price as the related activities are performed prior to the customer obtaining control of the products. They generally are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer and are expensed in cost of goods sold in the period they are incurred. Taxes collected from customers and remitted to government authorities are recorded on a net basis. We primarily provide standard warranty programs for products in our commercial businesses for periods that typically range from one to two years. These assurance-type programs typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation.

Approximately 55% of the segment’s revenues (approximately 22% of consolidated revenues) are accounted for over time as the product does not have an alternative use and we have an enforceable right to payment for costs incurred plus a reasonable margin or the inventory is owned by the customer. The related contracts are primarily cost-plus or fixed price contracts related to the design, development and manufacture of complex fluid control products, quiet valves, manifolds, shock and vibration dampening, thermal insulation and systems primarily for the commercial aerospace and military (U.S. Government) markets. The contracts may contain multiple products, which are capable of being distinct as the customer could benefit from each product on its own or together with other readily available resources. Each product is separately identifiable from the other products in the contract. Therefore, each product is distinct in context of the contract and will be accounted for as a separate performance obligation. Our contracts are frequently modified for changes in contract specifications and requirements. Most of our contract modifications are for products that are not distinct from the existing contract and are accounted for as part of that existing contract.

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

USG: Within the USG segment, approximately 82% of revenues (approximately 29% of consolidated revenues) are recognized at a point in time when products are shipped (when control of the goods transfers) to unaffiliated customers. The related contracts are with commercial customers. The contracts may contain multiple products which are capable of being distinct as the customer could benefit from each product on its own or together with other readily available resources. Each product is separately identifiable from the other products in the contract. Therefore, each product is distinct in context of the contract and is accounted for as a separate performance obligation. The transaction price for these contracts reflects our estimate of variable consideration in the form of returns, rebates and discounts, which are based on historical, current and forecasted information to determine the expected amount to which we will be entitled in exchange for transferring the promised goods or services to the customer. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant. Amounts billed to customers for shipping and handling are included in the transaction price as the related activities are performed prior to customer obtaining control of the products. We generally do not treat them as separate performance obligations as these costs fulfill a promise to transfer the product to the customer and are expensed in the period they are incurred. We record taxes collected from customers and remitted to government authorities on a net basis. We primarily provide standard warranty programs for products in our commercial businesses for periods that typically range from one to two years. These assurance-type programs typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation.

Approximately 18% of the segment’s revenues (approximately 6% of consolidated revenues) are recognized over time as services are performed. The services accounted for under this method include an obligation to provide testing services using hardware and embedded software, software maintenance, training, lab testing, and consulting services. Typically, the related contracts contain a bundle of goods and services that are integrated in the context of the contract. Therefore, the goods and services are not distinct and we have a single performance obligation. Selecting the method to measure progress towards completion for these contracts requires judgment and is based on the nature of the products and service to be provided. We will recognize revenue as a series of distinct services based on each day of providing services (straight-line over the contract term) for our USG segment contracts. The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration as applicable. Under the typical payment terms of our service contracts, the customer pays us in advance of when services are performed. Because of the timing difference of revenue recognition and customer payment, which is typically received upon commencement of the contract, these contracts result in deferred revenue, which we present as contract liabilities, in the Consolidated Balance Sheets.

Included in this category, approximately 5% of the segment’s revenues (approximately 2% of consolidated revenues) are recognized based on the terms of the software contract. For contracts that transfer a software license to the customer, revenue will be recognized at a point in time. These type of software contracts represent a right to use the software, or a functional license, in which revenue should be recognized upon transfer of the license. For contracts in software as a service (SaaS) arrangements, revenue will be recognized over time. The customer receives and consumes the benefits of the SaaS arrangement through access to the system which is for a stated period. We will recognize revenue based on each day of providing access (straight-line over the contract term). The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration as applicable. Under the typical payment terms of our software contracts, the customer pays us in advance of when services are performed. Because of the timing difference of revenue recognition and customer payment, these contracts result in deferred revenue, which we present as contract liabilities, in the Consolidated Balance Sheets.

Test: Within the Test segment, approximately 20% of revenues (approximately 5% of consolidated revenues) are recognized at a point in time when products such as, antennas and probes are shipped (when control of the goods transfers) to unaffiliated customers. The related contracts are with commercial customers. The contracts may contain multiple products which are capable of being distinct because the customer could benefit from each product on its own or together with other readily available resources. Each product is separately identifiable from the other products in the contract. Therefore, each product is distinct in the context of the contract and will be accounted for as a separate performance obligation. The transaction price for these contracts reflects our estimate of variable consideration in the form of returns, rebates and discounts, which are based on historical, current and forecasted information to determine the expected amount to which we will be entitled in exchange for transferring the promised goods or services to the customer. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant. Amounts billed to customers for shipping and handling are included in the transaction price as the related activities are performed prior to customer obtaining control of the products. They generally are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer and are expensed in selling, general, and other costs in the period they are incurred. Taxes collected from customers and remitted to government authorities are recorded on a net basis. We primarily provide standard warranty programs for products in our commercial businesses for periods that typically range from one to two years. These assurance-type programs typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation.

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

See the further discussion of our revenue recognition in Note 12 below.

F.      Cash and Cash Equivalents

Cash equivalents include temporary investments that are readily convertible into cash, such as money market funds, with original maturities of three months or less. Some of our cash is deposited with financial institutions located throughout the U.S. and at banks in foreign countries where we operate subsidiary offices, and at times may exceed insured limits. Cash and cash equivalents held in foreign bank accounts totaled $35.2 million at September 30, 2023 and we routinely repatriate cash from our foreign subsidiaries.

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

K.      Goodwill and Other Long-Lived Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in business acquisitions. Management annually reviews goodwill and other long-lived assets with indefinite useful lives for impairment or whenever events or changes in circumstances indicate the carrying amount may be less than fair value. If we determine that the carrying value of the long-lived asset or reporting unit is less than fair value, we record a permanent impairment charge for the amount by which the carrying value of the long-lived asset exceeds its fair value. We measure the fair value of our reporting units based on a discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in each of our reporting units’ current business models. We determine the fair value of trade names using a generally accepted valuation method based on an income approach called the relief from royalty method. During 2023, Management performed a quantitative impairment analysis, which included a detailed calculation of the fair value of our trade names and reporting units related to certain reporting units within these segments. A Step 0 analysis was performed on the other reporting units for which a quantitative analysis was not performed. The results of these impairment analyses indicated that the fair values of the trade names and reporting units are not less than their carrying values. Our estimates of discounted cash flows to derive the fair value were measured in accordance with ASC 350, Intangibles – Goodwill and Other. We are using estimates of discounted cash flows that may change, and if they change negatively it could result in the need to write down those assets to fair value.

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

N.      Research and Development Costs

Company-sponsored research and development costs include research and development and bid and proposal efforts related to our products and services. We charge Company-sponsored product development costs to expense when incurred. Customer-sponsored research and development costs refer to certain situations whereby customers provide funding to support specific contractually defined research and development costs. We account for customer-sponsored research and development costs incurred pursuant to contracts similarly to other program costs. Total Company and customer-sponsored research and development expenses were approximately $13.0 million, $12.3 million and $15.4 million for 2023, 2022 and 2021, respectively.

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

The number of shares used in the calculation of earnings per share for each year presented is as follows:

(in thousands)	2023	2022	2021
Weighted Average Shares Outstanding — Basic	25,802	25,933	26,046
Dilutive Restricted Shares	77	134	179
Shares — Diluted	25,879	26,067	26,225

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

R.      Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss of $(24.0) million at September 30, 2023 consisted of currency translation adjustments.

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

Financial Assets and Liabilities

We have estimated the fair value of our financial instruments as of September 30, 2023 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts due under the revolving credit facility approximate fair value as the interest on outstanding borrowings is calculated at a spread over either an Adjusted Term SOFR Rate, Adjusted EURIBOR Rate, Adjusted CDOR Rate, Alternate Base Rate or Daily Simple RFR, at the Company’s election.

Nonfinancial Assets and Liabilities

Our nonfinancial assets such as property, plant and equipment, inventories, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during 2023.

2.     Acquisitions

2023

On February 1, 2023, we acquired CMT Materials, LLC and its affiliate Engineered Syntactic Systems, LLC (together, CMT) for a purchase price of approximately $18 million, net of cash acquired. CMT, based in Attleboro, Massachusetts, is a supplier of syntactic materials for buoyancy and specialty applications. Since the date of acquisition, the operating results for the CMT business have been included as part of Globe in the A&D segment. The acquisition date fair value of the assets acquired and liabilities assumed primarily were as follows: approximately $1.7 million of accounts receivable, $3.0 million of inventory, $1.3 million of property, plant and equipment, $1.2 million of accounts payable and accrued expenses, and $7.3 million of identifiable intangible assets mainly consisting of customer relationships totaling $6.2 million. The acquired goodwill of $5.6 million related to excess value associated with opportunities to expand the services and products that we can offer to our customers. We anticipate that the goodwill will be deductible for tax purposes. We received a $0.2 million working capital settlement during the third quarter of 2023.

2022

On November 4, 2021, we acquired Networks Electronic Company, LLC (NEco) for a purchase price of approximately $15.4 million, net of cash acquired. NEco, based in Chatsworth, California, provides miniature electro-explosive devices utilized in mission-critical defense and aerospace applications. Since the date of acquisition, the operating results for the NEco business have been included as part of PTI in the A&D segment. The acquisition date fair value of the assets acquired and liabilities assumed primarily were as follows: approximately $0.6 million of accounts receivable, $1.5 million of inventory, $0.2 million of property, plant and equipment, $0.7 million of accounts payable and accrued expenses, $8.1 million of identifiable intangible assets, mainly consisting of customer relationships totaling $6.3 million. The acquired goodwill of $5.7 million related to excess value associated with opportunities to expand the services and products that we can offer to our customers. We anticipate that the goodwill will be deductible for tax purposes.

2021

On August 9, 2021 we acquired the assets of Phenix Technologies, Inc. (Phenix), for a purchase price of approximately $47.2 million in cash. Phenix, based in Accident, Maryland, is a leading designer and manufacturer of high voltage, high current, high power test systems and components and solutions supporting the electric utility industry, high voltage test laboratories, and field service organizations worldwide. Since the date of acquisition, the operating results for the Phenix business have been included as part of the USG segment. The acquisition date fair value of the assets acquired and liabilities assumed were as follows: approximately $2.6 million of accounts receivable, $5.8 million of inventory, $8.0 million of property, plant and equipment, $6.2 million of accounts payable and accrued expenses, $3.7 million for tradenames, $9.6 million of customer relationships and $0.5 million of miscellaneous items. The tradename was determined to have an indefinite useful life and the customer relationships were determined to have a useful life of 13 years. The acquired goodwill of $18.7 million relates to excess value associated with opportunities to expand the services and products that we can offer to our customers, with approximately $15 million of goodwill deductible for tax purposes. During the fourth quarter of 2022, we received $4.6 million upon finalization of the working capital adjustment.

On July 29, 2021 we acquired I.S.A. – Altanova Group S.r.l., (Altanova), headquartered in Taino, Italy, for a purchase price of approximately $115 million, net of cash acquired. Altanova is a supplier of diagnostic products, monitoring systems and services related to power generation, transmission and distribution networks, renewable energy and storage, and process industries to customers in more than 100 countries. Since the date of acquisition, the operating results for the Altanova business have been included as part of the USG segment. The acquisition date fair value of the assets acquired and liabilities assumed were as follows: $9.7 million of accounts receivable, $5.6 million of inventory, $1.2 million of property, plant and equipment, $9.0 million of other assets, $12.8 million of accounts payable and accrued expenses, $6.9 million of other liabilities, $16.7 million of deferred tax liabilities, $50.5 million of customer relationships and $4.3 million of tradenames. The tradename was determined to have a useful life of ten years and the customer relationships were determined to have a useful life of twenty years. The acquired goodwill of $71.1 million relates to the excess value associated with opportunities to expand the services and products that we can offer to our customers, access to new markets, and synergies anticipated by combining Altanova with existing USG businesses. The goodwill is not deductible for tax purposes.

We accounted for these acquisitions using the purchase method of accounting, and accordingly, we allocated the respective purchase prices to the assets (including intangible assets) acquired and liabilities assumed based on estimated fair values at the date of acquisition. We have included the financial results from these acquisitions in our financial statements from the date of acquisition.

3.      Goodwill and Other Intangible Assets

Included on the Consolidated Balance Sheets at September 30, 2023 and 2022 are the following intangible assets gross carrying amounts and accumulated amortization:

(Dollars in thousands)	2023	2022
Goodwill	$503,177	492,709

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,516	2,353
Less: accumulated amortization	1,218	1,091
Net	$1,298	1,262

Capitalized software
Gross carrying amount	$121,883	106,583
Less: accumulated amortization	80,774	70,476
Net	$41,109	36,107

Customer Relationships
Gross carrying amount	$296,927	287,447
Less: accumulated amortization	113,311	96,921
Net	$183,616	190,526

Other
Gross carrying amount	$14,232	13,985
Less: accumulated amortization	9,578	7,440
Net	$4,654	6,545
Intangible assets with indefinite lives:
Trade names	$161,447	160,024

We performed our annual evaluation of goodwill and intangible assets for impairment during the fourth quarter of 2023 and concluded that no impairment existed at September 30, 2023. There were no accumulated impairment losses as of September 30, 2023.

The changes in the carrying amount of goodwill attributable to each business segment for 2023 and 2022 are as follows:

(Dollars in millions)	A&D	Test	USG	Total
Balance as of September 30, 2021	$104.3	34.1	366.5	504.9
Acquisition activity	5.7	—	(4.7)	1.0
Foreign currency translation and other	—	(0.1)	(13.1)	(13.2)
Balance as of September 30, 2022	$110.0	34.0	348.7	492.7
Acquisition activity	5.6	—	—	5.6
Foreign currency translation and other	—	—	4.9	4.9
Balance as of September 30, 2023	$115.6	34.0	353.6	503.2

Amortization expense related to intangible assets with determinable lives was $29.0 million, $25.9 million and $20.8 million in 2023, 2022 and 2021, respectively. Patents are amortized over the life of the patents, generally ten to twenty years. Capitalized software is amortized over the estimated useful life of the software, generally three to seven years. Customer relationships are generally amortized over thirteen to twenty years. Intangible asset amortization for fiscal years 2024 through 2027 is estimated at approximately $17 million per year, and approximately $14.5 million in 2028.

4.      Inventories

Inventories consisted of the following at September 30, 2023 and 2022:

(Dollars in thousands)	2023	2022
Finished goods	$34,577	32,471
Work in process	42,178	38,492
Raw materials	107,312	91,440
Total	$184,067	162,403

5.      Income Tax Expense

The components of income before income taxes for 2023, 2022 and 2021 consisted of the following:

(Dollars in thousands)	2023	2022	2021
United States	$98,983	90,674	70,214
Foreign	19,964	15,761	10,457
Total income before income taxes	$118,947	106,435	80,671

The principal components of income tax expense (benefit) for 2023, 2022 and 2021 consist of:

(Dollars in thousands)	2023	2022	2021
Federal:
Current	$24,192	7,248	14,807
Deferred	(5,816)	9,752	(1,598)
State and local:
Current	3,563	1,635	2,257
Deferred	(1,038)	1,774	(786)
Foreign:
Current	5,694	4,645	2,922
Deferred	(193)	(939)	(427)
Total	$26,402	24,115	17,175

The actual income tax expense for 2023, 2022 and 2021 differs from the expected tax expense for those years (computed by applying the U.S. Federal corporate statutory rate) as follows:

	2023	2022	2021
Federal corporate statutory rate	21.0%	21.0%	21.0%
State and local, net of Federal benefits	2.1	2.9	1.9
Impact of foreign operations	0.3	(0.3)	(0.4)
Federal research credit	(1.1)	(0.3)	(0.9)
Executive compensation	0.9	0.5	0.9
Valuation allowance	0.3	(0.3)	—
U.S. tax on GILTI	1.2	1.8	1.0
GILTI foreign tax credits	(0.9)	(1.5)	(0.6)
FDII deduction	(1.6)	(0.9)	(1.7)
Other, net	—	(0.2)	0.1
Effective income tax rate	22.2%	22.7%	21.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2023 and 2022 are presented below:

(Dollars in thousands)	2023	2022
Deferred tax assets:
Inventories	$5,457	4,990
Pension and other postretirement benefits	658	664
Capitalized research and development expenditures	4,114	—
Lease liabilities	9,822	7,073
Net operating and capital loss carryforwards — domestic	553	575
Net operating loss carryforward — foreign	3,714	3,396
Other compensation-related costs and other cost accruals	8,691	9,093
State credit carryforward	2,249	1,676
Foreign credit carryforward	—	203
Total deferred tax assets	35,258	27,670

Deferred tax liabilities:
ROU assets	(9,822)	(7,073)
Goodwill	(13,313)	(11,691)
Acquisition intangible assets	(61,187)	(62,051)
Depreciation, software amortization	(21,772)	(24,503)
Net deferred tax liabilities before valuation allowance	(70,836)	(77,648)
Less valuation allowance	(1,772)	(1,208)
Net deferred tax liabilities	$(72,608)	(78,856)

We had a foreign net operating loss (NOL) carryforward of $13.2 million at September 30, 2023, which reflects tax loss carryforwards in Germany, South Africa, Canada, Japan, India and the United Kingdom. Approximately $11.1 million of the tax loss carryforwards have no expiration date while the remaining $2.1 million will expire between 2030 and 2042.We had deferred tax assets related to state NOL carryforwards of $0.6 million at September 30, 2023 which expire between 2025 and 2043. We also had state research and other credit carryforwards of $2.2 million of which $0.8 million expires between 2036 and 2038. The remaining $1.4 million does not have an expiration date.

The valuation allowance for deferred tax assets as of September 30, 2023 and 2022 was $1.8 million and $1.2 million, respectively. The net change in the total valuation allowance for each of the years ended September 30, 2023 and 2022 was an increase of $0.6 million and a decrease of $0.8 million, respectively. In addition, we maintained a valuation allowance against state NOL carryforwards that are not expected to be realized in future periods of $0.5 million at September 30 of both 2023 and 2022. Lastly, we recorded a valuation allowance against foreign deferred tax assets of $0.6 million in the year ended September 30, 2023, which resulted in a valuation allowance against foreign deferred assets which may not be realized in future periods of $1.3 million and $0.7 million at September 30, 2023 and 2022, respectively.

As of September 30, 2023, the Company does not have any material unrecognized tax benefits.

6.      Debt

Debt consists of the following at September 30, 2023 and 2022:

(Dollars in thousands)	2023	2022
Total borrowings	$102,000	153,000
Current portion of long-term debt and short-term borrowings	(20,000)	(20,000)
Total long-term debt, less current portion	$82,000	133,000

On August 30, 2023, the Company entered into a new five-year credit facility (“the Credit Facility"), replacing its previous credit facility which would have matured September 27, 2024. The Credit Facility includes a $500 million revolving line of credit as well as provisions allowing for the increase of the credit facility commitment amount by an additional $250 million, if necessary, with the consent of the lenders. The bank syndication supporting the facility is comprised of a diverse group of seven banks led by JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and Commerce Bank and TD Bank, N.A. as co-documentation agents. The Credit Facility matures August 30, 2028, with balance due by this date.

Interest on borrowings under the Credit Facility is calculated at a spread over either an Adjusted Term SOFR Rate, Adjusted EURIBOR Rate, Adjusted CDOR Rate, Alternate Base Rate or Daily Simple RFR, at the Company’s election. The Credit Facility also requires a facility fee ranging from 12.5 to 25 basis points per annum on the unused portion. The interest rate spreads and the facility fee are subject to increase or decrease depending on the Company’s leverage ratio.

The Credit Facility is secured by the unlimited guaranty of our direct and indirect material U.S. subsidiaries and the pledge of 100% of the equity interests of our direct and indirect material foreign subsidiaries. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. As of September 30, 2023, we were in compliance with all covenants.

At September 30, 2023, we had approximately $390 million available to borrow under the Credit Facility, plus the $250 million increase option subject to the lenders’ consent, in addition to $41.9 million cash on hand. We classified $20 million as the current portion of long-term debt as of September 30, 2023, as we intend to repay this amount within the next twelve months; however, we have no contractual obligation to repay such amount during the next twelve months.

During 2023 and 2022, our maximum aggregate short-term borrowings at any month-end were $161 million and $208 million, respectively, and the average aggregate short-term borrowings outstanding based on month-end balances were $140.3 million and $189.8 million, respectively. The weighted average interest rates were 5.82% and 2.11% for 2023 and 2022, respectively. As of September 30, 2023, the interest rate on our debt was 6.81%. The letters of credit issued and outstanding under the Credit Facility totaled $8.3 million and $8.0 million at September 30, 2023 and 2022, respectively.

7.      Capital Stock

The 30,781,699 and 30,707,748 common shares as presented in the accompanying Consolidated Balance Sheets at September 30, 2023 and 2022 represent the actual number of shares issued at the respective dates. We held 4,995,414 and 4,854,997 common shares in treasury at September 30, 2023 and 2022, respectively.

In August 2021, our Board of Directors approved a new common stock repurchase program authorizing us to repurchase shares of our stock from time to time in Management’s discretion, in the open market or otherwise, up to a maximum total repurchase amount of $200 million (or the maximum amount permitted under our bank credit agreements, if less). This program is scheduled to expire September 30, 2024. Under this program we repurchased approximately 140,000 shares in 2023 at an aggregate cost of $12.4 million and approximately 257,500 shares in 2022 at an aggregate cost of $20.0 million. We did not repurchase any shares in 2021.

8.      Share-Based Compensation

We provide compensation benefits to certain key employees under several share-based plans providing for performance-accelerated and/or time-vested restricted stock unit awards, and to non-employee directors under a separate compensation plan for non-employee directors. As of September 30, 2023, our equity compensation plans had a total of 1,033,413 shares authorized and available for future issuance.

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

The terms of the RSU awards are similar to those of the PARS awards, but without any provision for acceleration of the vesting date. Each RSU represents the right to receive one share of Company common stock if the recipient remains continuously employed by the Company until the award vests, normally 3 ½ years after the effective award date. The RSU award grants were valued at the stock price on the date of grant.

Beginning in fiscal 2022, the Company granted PSU awards with a three-year vesting period, with each PSU representing the right to receive one share of Company common stock if certain performance targets are achieved. The targets are based on achieving certain EBITDA metrics and a Total Shareholder return (rTSR) metric over a three-year period. In fiscal 2023, the Company granted PSU awards with a three-year vesting period, with performance targets based on achieving certain EBITDA and Return on Invested Capital (ROIC) metrics and utilizing a rTSR modifier.

Pretax compensation expense related to the above awards was $7.6 million, $6.1 million and $5.6 million for 2023, 2022 and 2021, respectively.

The following summary presents information regarding outstanding share-based compensation awards as of the specified dates, and changes during the specified periods:

	FY 2023		FY 2022		FY 2021
		Estimated		Estimated		Estimated
		Weighted		Weighted		Weighted
	Shares	Avg. Price	Shares	Avg. Price	Shares	Avg. Price
Nonvested at October 1,	265,367	$84.29	226,705	$76.15	220,300	$66.55
Granted	84,880	93.64	117,045	82.54	51,476	108.05
Vested	(119,811)	82.28	(75,327)	56.87	(35,753)	64.40
Cancelled	(40,711)	85.00	(3,056)	89.51	(9,318)	70.50
Nonvested at September 30,	189,725	$94.91	265,367	$84.29	226,705	$76.15

Compensation Plan for Non-Employee Directors

In addition to an annual cash retainer, we provide each non-employee director with an annual equity award having a grant date market value of $180,000, based on the NYSE closing price of the Company’s stock on the date of grant. The award is in the form of Restricted Stock Units, each of which represents the right to receive one share of Company stock at the end of a one-year vesting period. At the end of the vesting period, each award will be converted into the right to receive the same number of actual shares of common stock, plus additional shares representing the value of the quarterly dividends which would have accrued on the underlying shares during the vesting period. Compensation expense related to the non-employee director grants was $1.3 million, $1.2 million and $1.3 million for 2023, 2022 and 2021, respectively.

Total Share-Based Compensation

The total share-based compensation cost that has been recognized in results of operations and included within SG&A was $8.9 million, $7.3 million and $6.9 million for 2023, 2022 and 2021, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $1.3 million, $1.5 million and $1.4 million for 2023, 2022 and 2021, respectively. As of September 30, 2023, there was $9.0 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years.

9.      Business Segment Information

We are organized based on the products and services we offer, and we classify our continuing business operations in three reportable segments for financial reporting purposes: Aerospace & Defense (A&D), Utility Solutions Group (USG) and RF Test & Measurement, formerly called RF Shielding and Test (Test). In addition, for reporting certain financial information we treat Corporate activities as a separate segment.

The A&D segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair), Globe Composite Solutions, LLC (Globe), Westland Technologies, Inc. (Westland), and Mayday Manufacturing Co. (Mayday). The companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements and fluid control devices used in aerospace and defense applications, unique filter mechanisms used in micro-propulsion devices for satellites, custom designed filters for manned aircraft and submarines, products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; metal processing services; and miniature electro-explosive devices utilized in mission-critical defense and aerospace applications.

The USG segment’s operations consist of Doble Engineering Company and related subsidiaries including Morgan Schaffer and Altanova (collectively, Doble), and NRG Systems, Inc. (NRG). Doble is an industry leader in the development, manufacture and delivery of diagnostic testing and data management solutions that enable electric power grid operators to assess the integrity of high-voltage power delivery equipment. It combines three core elements for customers – diagnostic test and condition monitoring instruments, expert consulting, and testing services – and provides access to its large reserve of related empirical knowledge. NRG is a global market leader in the design and manufacture of decision support tools for the renewable energy industry, primarily wind and solar. The acquisition of Altanova not only complements our existing products and services but its strong market presence in Europe and Asia provides a significant international platform for our USG segment.

The Test segment’s operations consist of ETS-Lindgren Inc. and related subsidiaries (ETS-Lindgren). ETS-Lindgren is an industry leader in designing and manufacturing products and systems to measure and control RF and acoustic energy. It serves the acoustics, medical, health and safety, electronics, wireless communications, automotive and defense markets, supplying a broad range of turnkey systems, including RF test facilities and measurement systems, acoustic test enclosures, RF and magnetically shielded rooms, and secure communication facilities, and providing the design, program management, installation and integration services required to successfully complete these types of facilities. It also supplies a broad range of components including RF absorptive materials, filters, antennas, field probes, test cells, proprietary measurement software and other test accessories required to perform a variety of tests and measurements, and offers a variety of services including calibration and product tests.

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

Net Sales

(Dollars in millions)
Year ended September 30,	2023	2022	2021
A&D	$392.4	351.4	314.8
USG	342.3	278.4	202.9
Test	221.3	227.7	197.7
Consolidated totals	$956.0	857.5	715.4

No customer exceeded 10% of consolidated sales in 2023, 2022 or 2021.

EBIT

(Dollars in millions)
Year ended September 30,	2023	2022	2021
A&D	$71.6	68.4	56.5
USG	76.7	57.6	40.9
Test	32.4	32.6	27.6
Reconciliation to consolidated totals (Corporate)	(53.0)	(47.3)	(42.1)
Consolidated EBIT	127.7	111.3	82.9
Less: interest expense	(8.8)	(4.9)	(2.2)
Earnings before income tax	$118.9	106.4	80.7

Identifiable Assets

(Dollars in millions)
Year ended September 30,	2023	2022
A&D	$354.7	295.2
USG	254.9	220.0
Test	167.6	174.6
Corporate	906.0	964.7
Consolidated totals	$1,683.2	1,654.5

Corporate consists primarily of deferred taxes, acquired intangible assets including goodwill and cash balances.

Capital Expenditures

(Dollars in millions)
Year ended September 30,	2023	2022	2021
A&D	$12.9	9.4	10.4
USG	4.9	14.4	11.6
Test	4.5	8.3	4.7
Corporate	0.1	—	—
Consolidated totals	$22.4	32.1	26.7

In addition to the above amounts, we incurred expenditures for capitalized software of $12.4 million, $12.9 million and $8.8 million in 2023, 2022 and 2021, respectively.

Depreciation and Amortization

(Dollars in millions)
Year ended September 30,	2023	2022	2021
A&D	$12.6	11.1	10.4
USG	14.0	12.6	13.5
Test	5.3	5.4	5.2
Corporate	18.6	19.2	12.9
Consolidated totals	$50.5	48.3	42.0

Depreciation expense of property, plant and equipment was $21.6 million, $22.4 million and $21.2 million for 2023, 2022 and 2021, respectively.

Geographic Information

Net Sales

(Dollars in millions)
Year ended September 30,	2023	2022	2021
United States	$665.4	603.2	517.0
Asia	116.3	132.7	104.7
Europe	90.4	72.4	53.5
Canada	46.8	31.2	27.0
Other	37.1	18.0	13.2
Consolidated totals	$956.0	857.5	715.4

Long-Lived Assets

(Dollars in millions)
Year ended September 30,	2023	2022
United States	$141.9	141.5
Canada	4.3	4.9
Mexico	2.4	5.8
Other	6.9	3.8
Consolidated totals	$155.5	156.0

We attribute net sales to countries based on the location of the customer. We attribute long-lived assets to countries based on the location of the asset.

10.      Commitments and Contingencies

At September 30, 2023, we had $8.3 million in letters of credit outstanding as guarantees of contract performance and cash amounts that exceeded federally insured amounts. As a normal incident of the businesses in which we are engaged, various claims, charges and litigation are asserted or commenced from time to time against us. Additionally, we are currently involved in various stages of investigation and remediation relating to environmental matters. It is the opinion of Management that the aggregate costs involved in the resolution of these matters, and final judgments, if any, which might be rendered against us are adequately accrued, are covered by insurance or are not likely to have a material adverse effect on our financial results as the estimated exposure to loss is not material.

11.      Leases

We record our leases in accordance with ASC 842, Leases. We determine at lease inception whether an arrangement that provides control over the use of an asset is a lease. We recognize at lease commencement a right-of-use (ROU) asset and lease liability based on the present value of the future lease payments over the lease term (including anticipated renewals). We have elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less. Certain of our leases include options to extend the term of the lease for up to 20 years. When it is reasonably certain that we will exercise the option, Management includes the impact of the option in the lease term for purposes of determining total future lease payments. As most of our lease agreements do not explicitly state the discount rate implicit in the lease, Management uses our incremental borrowing rate on the commencement date to calculate the present value of future payments based on the tenor of each arrangement.

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

Our leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Year Ended	Year Ended
	September 30,	September 30,
(Dollars in thousands)	2023	2022
Finance lease cost:
Amortization	$1,572	1,572
Interest on lease liabilities	925	973
Operating lease cost	7,224	6,347
Total lease cost	$9,721	8,892

Additional information related to leases is shown below:

	Year Ended		Year Ended
	September 30,		September 30,
(Dollars in thousands)	2023		2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,964		6,101
Operating cash flows from finance leases	925		973
Financing cash flows from finance leases	1,331		1,224

Right-of-use assets obtained in exchange for operating lease liabilities	$16,243		4,160

Weighted-average remaining lease term:
Operating leases	11.1	yrs	9.3	yrs
Finance leases	11.1	yrs	12.0	yrs
Weighted-average discount rate:
Operating leases	4.5%		3.2%
Finance leases	4.6%		4.6%

The table below is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on September 30, 2023:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2024	$6,826	2,315
2025	5,645	2,370
2026	4,436	2,434
2027	4,229	2,494
2028 and thereafter	32,806	16,503
Total minimum lease payments	53,942	26,116
Less: amounts representing interest	12,262	6,265
Present value of net minimum lease payments	$41,680	19,851
Less: current portion of lease obligations	5,126	1,444
Non-current portion of lease obligations	36,554	18,407

ROU assets	$39,839	15,771

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

12.     Revenues

(a)	Disaggregation of Revenues

The tables below present our revenues by customer type, geographic location, and revenue recognition method for the years ended September 30, 2023 and 2022, as we believe this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The tables also include a reconciliation of the disaggregated revenue within our reportable segments.

Year Ended September 30, 2023
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$178,447	331,836	193,744	704,027
Government	213,996	10,484	27,526	252,006
Total revenues	$392,443	342,320	221,270	956,033

Geographic location:
United States	$326,566	220,536	118,289	665,391
International	65,877	121,784	102,981	290,642
Total revenues	$392,443	342,320	221,270	956,033

Revenue recognition method:
Point in time	$178,222	281,977	44,042	504,241
Over time	214,221	60,343	177,228	451,792
Total revenues	$392,443	342,320	221,270	956,033

Year Ended September 30, 2022
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$144,305	272,432	209,016	625,753
Government	207,108	5,935	18,706	231,749
Total revenues	$351,413	278,367	227,722	857,502

Geographic location:
United States	$299,158	180,586	123,428	603,172
International	52,255	97,781	104,294	254,330
Total revenues	$351,413	278,367	227,722	857,502

Revenue recognition method:
Point in time	$144,039	226,418	58,522	428,979
Over time	207,374	51,949	169,200	428,523
Total revenues	$351,413	278,367	227,722	857,502

(b)	Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to performance obligations which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include noncancelable purchase orders and other long-term contracts. At September 30, 2023, we had approximately $360 million in remaining performance obligations for contracts with an original duration of greater than one year which we expect approximately 80% to be recognized as revenues in the next twenty-four months and approximately 20% thereafter.

(c)	Contract assets, contract liabilities and accounts receivable

We report assets and liabilities related to our contracts with customers on a contract-by-contract basis at the end of each reporting period. At September 30, 2023, our contract assets, contract liabilities and accounts receivable totaled $138.6 million, $123.1 million and $198.6 million, respectively. At September 30, 2022, our contract assets, contract liabilities and accounts receivable totaled $125.2 million, $137.6 million and $164.6 million, respectively. At September 30, 2021, our contract assets, contract liabilities and accounts receivable totaled $93.8 million, $108.8 million and $146.3 million, respectively. During 2023, we recognized approximately $80 million in revenues that were included in the contract liabilities balance at September 30, 2022.

13.     Subsequent Event

On November 9, 2023, the Company acquired MPE Limited (MPE), based in the United Kingdom, for a purchase price of approximately $57 million. MPE is a leading global manufacturer of high-performance EMC/EMP filters and capacitor products for military, utility, telecommunication, and other critical infrastructure applications. The business will become part of our Test segment. Given the timing of the acquisition, the preliminary estimate of the purchase price indicates that the majority of the purchase price will be allocated to customer relationships and goodwill.

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

The Consolidated Financial Statements have been audited by Grant Thornton LLP and KPMG LLP, whose reports are included herein.

November 29, 2023

/s/Bryan H. Sayler	/s/Christopher L. Tucker
Bryan H. Sayler	Christopher L. Tucker
Chief Executive Officer and President	Senior Vice President
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