Form 10-Q
period 2023-12-31
ESCO TECHNOLOGIES INC
filed 2024-02-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at January 31, 2024
Common stock, $.01 par value per share	25,798,271

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2023	2022
Net sales	$218,314	205,501
Costs and expenses:
Cost of sales	134,151	126,383
Selling, general and administrative expenses	53,968	51,302
Amortization of intangible assets	7,868	6,861
Interest expense, net	2,667	1,658
Other expenses, net	206	398
Total costs and expenses	198,860	186,602

Earnings before income taxes	19,454	18,899
Income tax expense	4,285	4,172
Net earnings	$15,169	14,727

Earnings per share:
Basic - Net earnings	$0.59	0.57

Diluted - Net earnings	$0.59	0.57

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2023	2022
Net earnings	$15,169	14,727
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,414	11,513
Total other comprehensive income (loss), net of tax	9,414	11,513
Comprehensive income	$24,583	26,240

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 31,	September 30,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$51,396	41,866
Accounts receivable, net of allowance for credit losses of $2,274 and $2,264, respectively	194,395	198,557
Contract assets, net	138,393	138,633
Inventories	202,577	184,067
Other current assets	16,441	17,972
Total current assets	603,202	581,095
Property, plant and equipment, net of accumulated depreciation of $180,909 and $174,698, respectively	159,262	155,484
Intangible assets, net of accumulated amortization of $212,750 and $204,881, respectively	422,053	392,124
Goodwill	537,601	503,177
Operating lease assets	38,685	39,839
Other assets	11,723	11,495
Total assets	$1,772,526	1,683,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term borrowings	$20,000	20,000
Accounts payable	77,960	86,973
Contract liabilities, net	121,149	112,277
Accrued salaries	33,944	43,814
Accrued other expenses	51,640	51,587
Total current liabilities	304,693	314,651
Deferred tax liabilities	83,802	75,531
Non-current operating lease liabilities	35,709	36,554
Other liabilities	42,228	43,336
Long-term debt	152,000	82,000
Total liabilities	618,432	552,072
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,800,586 and 30,781,699 shares, respectively	308	308
Additional paid-in capital	305,283	304,850
Retained earnings	1,002,420	989,315
Accumulated other comprehensive loss, net of tax	(14,555)	(23,969)
	1,293,456	1,270,504
Less treasury stock, at cost: 4,995,414 and 4,995,414 common shares, respectively	(139,362)	(139,362)
Total shareholders’ equity	1,154,094	1,131,142
Total liabilities and shareholders’ equity	$1,772,526	1,683,214

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$15,169	14,727
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,452	12,367
Stock compensation expense	2,180	1,860
Changes in assets and liabilities	(22,539)	(36,920)
Effect of deferred taxes	484	(1,042)
Net cash provided (used) by operating activities	8,746	(9,008)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(56,179)	—
Additions to capitalized software	(2,942)	(2,795)
Capital expenditures	(7,848)	(4,791)
Net cash used by investing activities	(66,969)	(7,586)
Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	99,000	17,000
Principal payments on long-term debt and short-term borrowings	(29,000)	(38,000)
Dividends paid	(2,064)	(2,067)
Purchases of common stock into treasury	—	(4,147)
Other	(1,432)	(2,412)
Net cash provided (used) by financing activities	66,504	(29,626)
Effect of exchange rate changes on cash and cash equivalents	1,249	418
Net increase (decrease) in cash and cash equivalents	9,530	(45,802)
Cash and cash equivalents, beginning of period	41,866	97,724
Cash and cash equivalents, end of period	$51,396	51,922

Supplemental cash flow information:
Interest paid	$2,520	1,875
Income taxes paid	246	200

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

The Company’s results for the three-month period ended December 31, 2023 are not necessarily indicative of the results for the entire 2024 fiscal year. References to the first quarters of 2024 and 2023 represent the fiscal quarters ended December 31, 2023 and 2022, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

2.    EARNINGS PER SHARE (EPS)

Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and vesting of performance-accelerated restricted stock unit awards and time - vested restricted stock unit awards by using the treasury stock method. The number of shares used in the calculation of earnings per share for each period presented is as follows (in thousands):

	Three Months
	Ended December 31,
	2023	2022
Weighted Average Shares Outstanding — Basic	25,797	25,863
Dilutive Restricted Shares	49	80
Adjusted Shares — Diluted	25,846	25,943

3.    ACQUISITION

On November 9, 2023, the Company acquired MPE Limited (MPE), based in the United Kingdom, for a purchase price of approximately $56.2 million, net of cash acquired. MPE is a leading global manufacturer of high-performance EMC/EMP filters and capacitor products for military, utility, telecommunication, and other critical infrastructure applications. Since the date of acquisition, the operating results for the MPE business have been included as part of ETS-Lindgren in the Test segment. The acquisition date fair value of the assets acquired and liabilities assumed primarily were as follows: approximately $0.4 million of accounts receivable, $1.1 million of inventory, $1.7 million of property, plant and equipment, $0.7 million of accounts payable and accrued expenses, $7.8 million of deferred tax liabilities, and $31.1 million of identifiable intangible assets, mainly consisting of customer relationships totaling $29.1 million. The acquired goodwill of $30.3 million related to excess value associated with opportunities to expand the services and products that the Company can offer to its customers. The Company does not anticipate that the goodwill will be deductible for tax purposes.

4.    SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated and/or time-vested restricted stock unit awards, and to non-employee directors under a separate compensation plan.

Performance-Accelerated Restricted Stock Unit (PARS) Awards, Time-Vested Restricted Stock Unit (RSU) Awards, and Performance Share Unit (PSU) Awards

Compensation expense related to these awards was $1.9 million and $1.6 million for the three-month periods ended December 31, 2023 and 2022, respectively. There were 234,036 non-vested shares outstanding as of December 31, 2023.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.3 million for the three-month periods ended December 31, 2023 and 2022, respectively.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $2.2 million and $1.9 million for the three-month periods ended December 31, 2023 and 2022, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.2 million and $0.1 million for the three-month periods ended December 31, 2023 and 2022, respectively. As of December 31, 2023 there was $15.5 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

5.    INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
(In thousands)	2023	2023
Finished goods	$37,996	34,577
Work in process	54,656	42,178
Raw materials	109,925	107,312
Total inventories	$202,577	184,067

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at December 31, 2023 and September 30, 2023 are the following intangible assets gross carrying amounts and accumulated amortization from continuing operations:

	December 31,	September 30,
(Dollars in thousands)	2023	2023
Goodwill	$537,601	503,177

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,517	2,516
Less: accumulated amortization	1,253	1,218
Net	$1,264	1,298

Capitalized software
Gross carrying amount	$125,237	121,883
Less: accumulated amortization	83,709	80,774
Net	$41,528	41,109

Customer relationships
Gross carrying amount	$328,624	296,927
Less: accumulated amortization	117,755	113,311
Net	$210,869	183,616

Other
Gross carrying amount	$15,216	14,232
Less: accumulated amortization	10,033	9,578
Net	$5,183	4,654
Intangible assets with indefinite lives:
Trade names	$163,209	161,447

The changes in the carrying amount of goodwill attributable to each business segment for the three months ended December 31, 2023 are as follows:

			Aerospace
(Dollars in millions)	USG	Test	& Defense	Total
Balance as of September 30, 2023	$353.6	34.0	115.6	503.2
Acquisition activity	—	30.3	—	30.3
Foreign currency translation	3.3	0.8	—	4.1
Balance as of December 31, 2023	$356.9	65.1	115.6	537.6

7.    BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers and classifies its business operations in three reportable segments for financial reporting purposes: Aerospace & Defense (A&D), Utility Solutions Group (USG) and RF Test & Measurement (Test). The A&D segment’s operations consist of PTI Technologies Inc. (PTI), VACCO Industries (VACCO), Crissair, Inc. (Crissair), Globe Composite Solutions, LLC (Globe) and Mayday Manufacturing Co. (Mayday). The companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements and fluid control devices used in aerospace and defense applications; unique filter mechanisms used in micro-propulsion devices for satellites, custom designed filters for manned aircraft and submarines, products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; metal processing services; and miniature electro-explosive devices utilized in mission-critical defense and aerospace applications.

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

The Test segment’s operations consist primarily of ETS-Lindgren Inc. and related subsidiaries (ETS-Lindgren). ETS-Lindgren is an industry leader in designing and manufacturing products and systems to measure and control RF and acoustic energy. It serves the acoustics, medical, health and safety, electronics, wireless communications, automotive and defense markets, supplying a broad range of turnkey systems, including RF test facilities and measurement systems, acoustic test enclosures, RF and magnetically shielded rooms and secure communication facilities, and providing the design, program management, installation and integration services required to successfully complete these types of facilities. It also provides a broad range of components including RF absorptive materials, filters, antennas, field probes, test cells, proprietary measurement software and other test accessories required to perform a variety of tests and measurements, and offers a variety of services including calibration and product tests.

Management evaluates and measures the performance of its reportable segments based on “Net Sales” and “EBIT”, which are detailed in the table below. EBIT is defined as earnings before interest and taxes.

	Three Months
	Ended December 31,
(In thousands)	2023	2022
NET SALES
Aerospace & Defense	$94,733	82,983
USG	82,984	71,045
Test	40,597	51,473
Consolidated totals	$218,314	205,501

EBIT
Aerospace & Defense	$16,663	12,536
USG	17,625	16,131
Test	1,779	5,411
Corporate (loss)	(13,946)	(13,521)
Consolidated EBIT	22,121	20,557
Less: Interest expense	(2,667)	(1,658)
Earnings before income taxes	$19,454	18,899

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

8.    DEBT

The Company’s debt is summarized as follows:

	December 31,	September 30,
(In thousands)	2023	2023
Total borrowings	$172,000	102,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$152,000	82,000

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

At December 31, 2023, the Company had approximately $322 million available to borrow under the Credit Facility, plus the $250 million increase option subject to the lenders’ consent, in addition to $51.4 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of December 31, 2023, as the Company intends to repay this amount within the next twelve months; however, the Company no contractual obligation to repay such amount during the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $5.8 million at December 31, 2023.

Interest on borrowings under the Credit Facility is calculated at a spread over either an Adjusted Term SOFR Rate, Adjusted EURIBOR Rate, Adjusted CDOR Rate, Alternate Base Rate or Daily Simple RFR, at the Company’s election. The Credit Facility also requires a facility fee ranging from 12.5 to 25 basis points per annum on the unused portion. The interest rate spreads and the facility fee are subject to increase or decrease depending on the Company’s leverage ratio. The weighted average interest rates were 6.8% and 4.6% for the three-month periods ending December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company was in compliance with all covenants.

9.    INCOME TAX EXPENSE

The first quarter 2024 effective income tax rate was 22.0% compared to 22.1% in the first quarter of 2023. There were no significant changes in the effective income tax rate between the periods.

10.    SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three months ended December 31, 2023 and 2022 is shown below (in thousands):

	Three Months Ended December 31,
	2023	2022
Common stock
Beginning balance	$308	307
Stock plans	—	—
Ending balance	308	307

Additional paid-in-capital
Beginning balance	304,850	301,553
Stock plans	433	(856)
Ending balance	305,283	300,697

Retained earnings
Beginning balance	989,315	905,022
Net earnings common stockholders	15,169	14,727
Dividends paid	(2,064)	(2,067)
Ending balance	1,002,420	917,682

Accumulated other comprehensive income (loss)
Beginning balance	(23,969)	(31,764)
Foreign currency translation	9,414	11,513
Ending balance	(14,555)	(20,251)

Treasury stock
Beginning balance	(139,362)	(126,961)
Share repurchases	—	(5,076)
Ending balance	(139,362)	(132,037)

Total equity	$1,154,094	1,066,398

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2023 and September 30, 2023 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, and are immaterial.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three-month period ended December 31, 2023.

12.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three-month period ended December 31, 2023 are presented in the table below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The table below also includes a reconciliation of the disaggregated revenue within each reportable segment.

	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$37,209	$81,469	$35,087	$153,765
Government	57,524	1,515	5,510	64,549
Total revenues	$94,733	$82,984	$40,597	$218,314

Geographic location:
United States	$79,901	$55,961	$22,252	$158,114
International	14,832	27,023	18,345	60,200
Total revenues	$94,733	$82,984	$40,597	$218,314

Revenue recognition method:
Point in time	$39,465	$66,703	$7,980	$114,148
Over time	55,268	16,281	32,617	104,166
Total revenues	$94,733	$82,984	$40,597	$218,314

Revenues by customer type, geographic location, and revenue recognition method for the three-month period ended December 31, 2022 are presented in the table below:

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

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At December 31, 2023, the Company had $847.8 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 66% in the next twelve months.

Contract assets, contract liabilities and accounts receivable

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At December 31, 2023, contract assets, contract liabilities and accounts receivable totaled $138.4 million, $131.9 million and $194.4 million, respectively. During the first quarter of 2024, the Company recognized approximately $24.4 million in revenues that were included in the contract liabilities balance at September 30, 2023. At September 30, 2023, contract assets, contract liabilities and accounts receivable totaled $138.6 million, $123.1 million and $198.6 million, respectively.

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
(Dollars in thousands)	2023	2022
Finance lease cost
Amortization of right-of-use assets	$393	393
Interest on lease liabilities	223	236
Operating lease cost	1,864	1,645
Total lease costs	$2,480	2,274

Additional information related to leases are shown below:

	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Dollars in thousands)	2023		2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,819		1,601
Operating cash flows from finance leases	223		236
Financing cash flows from finance leases	355		327
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—		13,964
Weighted-average remaining lease term
Operating leases	11.1	years	11.6	years
Finance leases	11.1	years	11.7	years
Weighted-average discount rate
Operating leases	4.5%		4.4%
Finance leases	4.7%		4.6%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the Consolidated Balance Sheet on December 31, 2023:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2024 (excluding the three months ended December 31, 2023)	$5,044	1,634
2025	5,684	2,233
2026	4,472	2,297
2027	4,265	2,356
2028 and thereafter	32,991	16,470
Total minimum lease payments	52,456	24,990
Less: amounts representing interest	11,869	6,010
Present value of net minimum lease payments	$40,587	18,980
Less: current portion of lease obligations	4,878	1,348
Non-current portion of lease obligations	$35,709	17,632

ROU assets	$38,685	14,799

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

14.  RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant expenses. The new segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management will review the extent of new disclosures necessary in the coming quarters, prior to implementation in our fiscal year 2025. Other than additional disclosure, we do not expect a change to our consolidated statements of operations, financial position, or cash flows.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures. This ASU will be effective for fiscal years beginning after December 15, 2024. Management will review the extent of new disclosures necessary in the coming quarters, prior to implementation in our fiscal year 2026. Other than additional disclosure, we do not expect a change to our consolidated statements of operations, financial position, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the first quarters of 2024 and 2023 represent the three-month periods ended December 31, 2023 and 2022, respectively.

OVERVIEW

Sales, net earnings and diluted earnings per share were $218.3 million, $15.2 million and $0.59 per share, respectively, in the first quarter of 2024 compared to $205.5 million, $14.7 million and $0.57 per share, respectively, in the first quarter of 2023.

NET SALES

Net sales increased $12.8 million, or 6.2%, to $218.3 million in the first quarter of 2024 from $205.5 million in the first quarter of 2023. The increase in net sales in the first quarter of 2024 as compared to the first quarter of 2023 was due to a $12.0 million increase in the USG segment, and an $11.7 million increase in the Aerospace & Defense segment, partially offset by a $10.9 million decrease in the Test segment.

-Aerospace & Defense (A&D)

Net sales of $94.7 million in the first quarter of 2024 were $11.7 million, or 14.1%, higher than the $83.0 million in the first quarter of 2023. The sales increase in the first quarter of 2024 compared to the first quarter of 2023 was primarily due to an approximately $7.0 million increase in aerospace shipments at Mayday, Crissair and PTI, and a $4.7 million increase in net sales at Globe driven mainly by the CMT acquisition.

-USG

Net sales of $83.0 million in the first quarter of 2024 were $12.0 million, or 16.9% higher than the $71.0 million in the first quarter of 2023. The increase in the first quarter of 2024 compared to the first quarter of 2023 was mainly due to a $7.6 million increase in net sales at Doble driven by higher sales of offline testing products and services and a $4.4 million increase in net sales at NRG driven by continued strength in the renewables end-market.

-Test

Net sales of $40.6 million in the first quarter of 2024 were $10.9 million, or 21.2%, lower than the $51.5 million in the first quarter of 2023. The decrease in the first quarter of 2024 compared to the first quarter of 2023 was primarily due to $7.5 million of lower sales from the segment’s U.S operations and $3.4 million of lower sales from the segment’s Asian and European operations, all due to the timing of test and measurement chamber projects.

ORDERS AND BACKLOG

Backlog was $847.8 million at December 31, 2023 compared with $772.4 million at September 30, 2023. The Company received new orders totaling $293.7 million in the first quarter of 2024 compared to $228.9 million in the first quarter of 2023. Of the new orders received in the first quarter of 2024, $171.5 million related to Aerospace & Defense products, $77.0 million related to USG products, and $45.2 million related to Test products. Of the new orders received in the first quarter of 2023, $97.3 million related to Aerospace & Defense products, $80.2 million related to USG products, and $51.4 million related to Test products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses were $54.0 million (24.7% of net sales) for the first quarter of 2024, compared with $51.3 million (25.0% of net sales) for the first quarter of 2023. The increase in SG&A in the first quarter of 2024 compared to the first quarter of 2023 was mainly due to an increase within the USG and A&D segments due to higher sales, inflationary impacts and acquisition impacts.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $7.9 million and $6.9 million for the first quarter of 2024 and 2023, respectively. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the first quarter of 2024 compared to the first quarter of 2023 was mainly due to an increase in amortization of capitalized software and amortization of intangible assets related to the MPE and CMT acquisitions.

OTHER EXPENSES, NET

Other expenses, net, were $0.2 million in the first quarter of 2024 compared to $0.4 million in the first quarter of 2023. There were no individually significant items in other expenses, net, in the first quarter of 2024. The principal component of other expenses, net, in the first quarter of 2023 included approximately $0.2 million of restructuring charges within the A&D segment.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT was $22.1 million (10.1% of net sales) for the first quarter of 2024 compared to $20.6 million (10.0% of net sales) for the first quarter of 2023.

The following table presents a reconciliation of EBIT to a GAAP financial measure:

	Three Months Ended
	December 31,
(In thousands)	2023	2022
Net earnings	$15,169	14,727
Plus: Interest expense, net	2,667	1,658
Plus: Income tax expense	4,285	4,172
Consolidated EBIT	$22,121	20,557

–Aerospace & Defense

EBIT was $16.7 million (17.6% of net sales) in the first quarter of 2024 compared to $12.5 million (15.1% of net sales) in the first quarter of 2023. The increase in EBIT in the first quarter of 2024 compared to the first quarter of 2023 was mainly due to higher sales volumes at Mayday, Crissair & Globe mentioned above.

-USG

EBIT was $17.6 million (21.2% of net sales) in the first quarter of 2024 compared to $16.1 million (22.7% of net sales) in the first quarter of 2023. The increase in EBIT in the first quarter of 2024 compared to the first quarter of 2023 was mainly due to the higher sales volumes at both Doble and NRG in the first quarter of 2024.

-Test

EBIT was $1.8 million (4.4% of net sales) in the first quarter of 2024 compared to $5.4 million (10.5% of net sales) in the first quarter of 2023. The decrease in EBIT in the first quarter of 2024 compared to the first quarter of 2023 was primarily driven by the lower sales volumes from the segment’s U.S. and Asian operations. In addition, EBIT in the first quarter of 2024 was negatively impacted by $0.3 million of inventory step-up charges related to the MPE acquisition.

–Corporate

Corporate costs included in EBIT were $13.9 million and $13.5 million in the first quarter of 2024 and 2023, respectively. The increase in Corporate costs in the first quarter of 2024 compared to the first quarter of 2023 was mainly due to an increase in share based compensation costs and costs related to the MPE acquisition.

INTEREST EXPENSE, NET

Interest expense was $2.7 million and $1.7 million in the first quarter of 2024 and 2023, respectively. The increase in interest expense in the first quarter of 2024 as compared to the first quarter of 2023 was mainly due to higher average interest rates (6.8% in the first quarter of 2024 compared to 4.6% in the first quarter of 2023) and higher average outstanding borrowings.

INCOME TAX EXPENSE

The effective income tax rate was 22.0% in the first quarter of 2024 compared to 22.1% in the first quarter of 2023. There were no significant changes in the effective income tax rate between the periods.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remain strong. Working capital (current assets less current liabilities) increased to $298.5 million at December 31, 2023 from $266.4 million at September 30, 2023. Inventories increased $18.5 million during this period mainly due to a $9.1 million increase within the Aerospace & Defense segment, a $7.5 million increase within the USG segment and a $1.9 million increase within the Test segment primarily from an increase in work in process inventories due to timing of manufacturing existing orders. Accrued salaries decreased by $9.9 million during this period due to timing of salaries and bonus payments.

Net cash provided by operating activities was $8.7 million and net cash used by operating activities was $(9.0) million in the first quarters of 2024 and 2023, respectively. The increase in net cash provided by operating activities in the first quarter of 2024 as compared to the first quarter of 2023 was mainly driven by an increase in contract liabilities and lower accounts receivable balances due to timing of collections.

Capital expenditures were $7.8 million and $4.8 million in the first quarters of 2024 and 2023, respectively. The increase in the first quarter of 2024 was mainly due to an increase in building improvements and machinery & equipment within the A&D segment. In addition, the Company incurred expenditures for capitalized software of approximately $2.9 million and $2.8 million in the first quarters of 2024 and 2023, respectively.

Acquisition

On November 9, 2023, the Company acquired MPE Limited (MPE), based in the United Kingdom, for a purchase price of approximately $56.2 million, net of cash acquired. MPE is a leading global manufacturer of high-performance EMC/EMP filters and capacitor products for military, utility, telecommunication, and other critical infrastructure applications. Since the date of acquisition, the operating results for the MPE business have been included as part of ETS-Lindgren in the Test segment.

Credit Facility

At December 31, 2023, the Company had approximately $322 million available to borrow under its bank credit facility, a $250 million increase option, and $51.4 million cash on hand. At December 31, 2023, the Company had $172 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $5.8 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 17, 2023 to stockholders of record as of October 3, 2023. Subsequent to December 31, 2023, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on January 19, 2024 to stockholders of record as of January 4, 2024.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and the following: the impacts of climate change and related regulation of greenhouse gases; the impacts of labor disputes, civil disorder, wars, elections, political changes, tariffs and trade disputes, terrorist activities, cyberattacks or natural disasters on the Company’s operations and those of the Company’s customers and suppliers; disruptions in manufacturing or delivery arrangements due to shortages or unavailability of materials or components; or supply chain disruptions; inability to access work sites; the timing and content of future contract awards or customer orders; the timely appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties or data breaches; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; material changes in the cost of credit; changes in laws and regulations including but not limited to changes in accounting standards and taxation; changes in interest rates; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; and the integration and performance of recently acquired businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. The Company’s Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. All derivative instruments are reported on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the respective derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. There has been no material change to the Company’s market risks since September 30, 2023.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares during the first quarter of 2024.

ITEM 5. OTHER INFORMATION

During the first quarter of fiscal 2024, no director or officer (as defined in Securities and Exchange Commission Rule 16a-1(f)) of the Company adopted or terminated:

(i)

Any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); or

(ii)	Any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 22, 2022

4.2	Amended and Restated Credit Agreement dated August 30, 2023	Exhibit 10.1 to the Company’s Form 8-K filed September 6, 2023

10.1	Form of Fiscal 2024 Performance Share Unit Awards to Executive Officers under 2018 Omnibus Incentive Plan	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith

101.SCH	XBRL Schema Document*	Submitted herewith

101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith

101.DEF	XBRL Definition Linkbase Document*	Submitted herewith

101.LAB	XBRL Label Linkbase Document*	Submitted herewith

101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

104	Cover Page Interactive Data File (contained in Exhibit 101)	Submitted herewith
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

Dated: February 9, 2024