Form 10-Q
period 2024-03-31
ESCO TECHNOLOGIES INC
filed 2024-05-10
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at April 30, 2024
Common stock, $.01 par value per share	25,751,055

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$249,129	229,136
Costs and expenses:
Cost of sales	152,347	142,296
Selling, general and administrative expenses	55,097	53,877
Amortization of intangible assets	8,572	7,030
Interest expense, net	3,226	2,269
Other expenses, net	666	314
Total costs and expenses	219,908	205,786

Earnings before income taxes	29,221	23,350
Income tax expense	6,002	5,472
Net earnings	$23,219	17,878

Earnings per share:
Basic - Net earnings	0.90	0.69

Diluted - Net earnings	$0.90	0.69

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended
	March 31,
	2024	2023

Net sales	$467,443	434,637
Costs and expenses:
Cost of sales	286,498	268,679
Selling, general and administrative expenses	109,065	105,179
Amortization of intangible assets	16,440	13,891
Interest expense, net	5,893	3,927
Other expenses, net	872	712
Total costs and expenses	418,768	392,388

Earnings before income taxes	48,675	42,249
Income tax expense	10,287	9,644
Net earnings	$38,388	32,605

Earnings per share:
Basic — Net earnings	$1.49	1.26

Diluted — Net earnings	$1.49	1.26

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net earnings	$23,219	17,878	38,388	32,605
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,745)	2,233	4,669	13,747
Total other comprehensive income (loss), net of tax	(4,745)	2,233	4,669	13,747
Comprehensive income	$18,474	20,111	43,057	46,352

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31,	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$59,436	41,866
Accounts receivable, net of allowance for credit losses of $2,260 and $2,264, respectively	187,535	198,557
Contract assets	139,303	138,633
Inventories	211,338	184,067
Other current assets	24,310	17,972
Total current assets	621,922	581,095
Property, plant and equipment, net of accumulated depreciation of $185,799 and $174,698, respectively	161,811	155,484
Intangible assets, net of accumulated amortization of $221,321 and $204,881, respectively	414,872	392,124
Goodwill	535,661	503,177
Operating lease assets	38,322	39,839
Other assets	11,603	11,495
Total assets	$1,784,191	1,683,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	81,961	86,973
Contract liabilities	107,357	112,277
Accrued salaries	34,637	43,814
Accrued other expenses	44,975	51,587
Total current liabilities	288,930	314,651
Deferred tax liabilities	80,648	75,531
Non-current operating lease liabilities	35,444	36,554
Other liabilities	41,759	43,336
Long-term debt	171,000	82,000
Total liabilities	617,781	552,072
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,807,826 and 30,781,699 shares, respectively	308	308
Additional paid-in capital	308,065	304,850
Retained earnings	1,023,578	989,315
Accumulated other comprehensive loss, net of tax	(19,300)	(23,969)
	1,312,651	1,270,504
Less treasury stock, at cost: 5,048,645 and 4,995,414 common shares, respectively	(146,241)	(139,362)
Total shareholders’ equity	1,166,410	1,131,142
Total liabilities and shareholders’ equity	$1,784,191	1,683,214

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$38,388	32,605
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	27,555	24,910
Stock compensation expense	4,144	5,309
Changes in assets and liabilities	(47,869)	(67,140)
Effect of deferred taxes	(2,981)	(1,145)
Net cash provided (used) by operating activities	19,237	(5,461)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(56,179)	(17,901)
Additions to capitalized software and other	(5,912)	(5,918)
Capital expenditures	(16,301)	(10,305)
Net cash used by investing activities	(78,392)	(34,124)
Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	154,000	68,000
Principal payments on long-term debt and short-term borrowings	(65,000)	(60,000)
Purchases of common stock into treasury	(7,189)	(12,217)
Dividends paid	(4,125)	(4,128)
Other	(1,432)	(2,374)
Net cash provided (used) by financing activities	76,254	(10,719)
Effect of exchange rate changes on cash and cash equivalents	471	801
Net increase (decrease) in cash and cash equivalents	17,570	(49,503)
Cash and cash equivalents, beginning of period	41,866	97,724
Cash and cash equivalents, end of period	$59,436	48,221

Supplemental cash flow information:
Interest paid	$5,097	3,384
Income taxes paid (including state and foreign)	18,228	13,346

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

The Company’s results for the three-month period ended March 31, 2024 are not necessarily indicative of the results for the entire 2024 fiscal year. References to the second quarters of 2024 and 2023 represent the fiscal quarters ended March 31, 2024 and 2023, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

2.    EARNINGS PER SHARE (EPS)

Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and vesting of restricted shares by using the treasury stock method. The number of shares used in the calculation of earnings per share for each period presented is as follows (in thousands):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2024	2023	2024	2023
Weighted Average Shares Outstanding — Basic	25,792	25,800	25,794	25,831
Dilutive Restricted Shares	55	95	52	88
Adjusted Shares — Diluted	25,847	25,895	25,846	25,919

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

Performance-Accelerated Restricted Stock Unit (PARS) Awards and Time-Vested Restricted Stock Unit (RSU) Awards, and Performance Share Unit (PSU) Awards

Compensation expense related to these awards was $1.7 million and $3.5 million for the three and six-month periods ended March 31, 2024, respectively, and $3.1 million and $4.7 million for the corresponding periods in 2023. As of March 31, 2024, there were 226,674 unvested stock units outstanding.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.6 million for the three and six-month periods ended March 31, 2024, respectively, and $0.3 million and $0.6 million for the corresponding periods in 2023.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $2.0 million and $4.1 million for the three and six-month periods ended March 31, 2024, respectively, and $3.4 million and $5.3 million for the corresponding periods in 2023. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million and $0.5 million for the three and six-month periods ended March 31, 2024, respectively, and $0.3 million and $0.6 million for the corresponding periods in 2023. As of March 31, 2024, there was $13.1 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

5.    INVENTORIES

Inventories consist of the following:

	March 31,	September 30,
(In thousands)	2024	2023
Finished goods	$38,857	34,577
Work in process	54,889	42,178
Raw materials	117,592	107,312
Total inventories	$211,338	184,067

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at March 31, 2024 and September 30, 2023 are the following intangible assets gross carrying amounts and accumulated amortization:

	March 31,	September 30,
(Dollars in thousands)	2024	2023
Goodwill	$535,661	503,177

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,516	2,516
Less: accumulated amortization	1,287	1,218
Net	$1,229	1,298

Capitalized software
Gross carrying amount	$128,042	121,883
Less: accumulated amortization	86,622	80,774
Net	$41,420	41,109

Customer relationships
Gross carrying amount	$327,695	296,927
Less: accumulated amortization	122,542	113,311
Net	$205,153	183,616

Other
Gross carrying amount	$15,144	14,232
Less: accumulated amortization	10,870	9,578
Net	$4,274	4,654
Intangible assets with indefinite lives:
Trade names	$162,796	161,447

The changes in the carrying amount of goodwill attributable to each business segment for the six months ended March 31, 2024 is as follows:

			Aerospace
(Dollars in millions)	USG	Test	& Defense	Total
Balance as of September 30, 2023	$353.6	34.0	115.6	503.2
Acquisition activity	—	30.3	—	30.3
Foreign currency translation	1.4	0.8	—	2.2
Balance as of March 31, 2024	$355.0	65.1	115.6	535.7

7.    BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers and classifies its continuing business operations in three reportable segments for financial reporting purposes: Aerospace & Defense (A&D), Utility Solutions Group (USG), and RF Test and Measurement (Test).

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

	Three Months		Six Months
	Ended March 31,		Ended March 31,
(In thousands)	2024	2023	2024	2023
NET SALES
Aerospace & Defense	$114,701	98,982	209,434	181,965
USG	87,309	79,161	170,293	150,206
Test	47,119	50,993	87,716	102,466
Consolidated totals	$249,129	229,136	467,443	434,637

EBIT
Aerospace & Defense	$23,377	18,795	40,040	31,331
USG	17,575	14,061	35,200	30,192
Test	5,542	7,226	7,321	12,637
Corporate (loss)	(14,047)	(14,463)	(27,993)	(27,984)
Consolidated EBIT	32,447	25,619	54,568	46,176
Less: Interest expense	(3,226)	(2,269)	(5,893)	(3,927)
Earnings before income taxes	$29,221	23,350	48,675	42,249

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

8.    DEBT

The Company’s debt is summarized as follows:

	March 31,	September 30,
(In thousands)	2024	2023
Total borrowings	$191,000	102,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$171,000	82,000

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

At March 31, 2024, the Company had approximately $303 million available to borrow under the Credit Facility, plus the $250 million increase option subject to the lenders’ consent, in addition to $59.4 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of March 31, 2024, as the Company intends to repay this amount within the next twelve months; however, the Company no contractual obligation to repay such amount during the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $5.8 million at March 31, 2024.

Interest on borrowings under the Credit Facility is calculated at a spread over either an Adjusted Term SOFR Rate, Adjusted EURIBOR Rate, Adjusted CDOR Rate, Alternate Base Rate or Daily Simple RFR, at the Company’s election. The Credit Facility also requires a facility fee ranging from 12.5 to 25 basis points per annum on the unused portion. The interest rate spreads and the facility fee are subject to increase or decrease depending on the Company’s leverage ratio. The weighted average interest rates were 6.8% and 6.8% for the three and six-month periods ending March 31, 2024, respectively, and 6.0% and 5.3% for the three and six-month periods ending March 31, 2023. As of March 31, 2024, the Company was in compliance with all covenants.

9.    INCOME TAX EXPENSE

The second quarter 2024 effective income tax rate was 20.5% compared to 23.4% in the second quarter of 2023. The effective income tax rate in the first six months of 2024 was 21.1% compared to 22.8% for the first six months of 2023. Income tax expense in the second quarter and first six months of 2024 was favorably impacted by discrete events including the release of a foreign valuation allowance and excess tax benefit related to the vesting of share-based director compensation.

10.    SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three and six months of 2024 and 2023 is shown below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Common stock
Beginning balance	308	307	308	307
Stock plans	—	1	—	1
Ending balance	308	308	308	308

Additional paid-in-capital
Beginning balance	305,283	300,697	304,850	301,553
Stock plans	2,782	3,487	3,215	2,631
Ending balance	308,065	304,184	308,065	304,184

Retained earnings
Beginning balance	1,002,420	917,682	989,315	905,022
Net earnings common stockholders	23,219	17,878	38,388	32,605
Dividends paid	(2,061)	(2,061)	(4,125)	(4,128)
Ending balance	1,023,578	933,499	1,023,578	933,499

Accumulated other comprehensive income (loss)
Beginning balance	(14,555)	(20,251)	(23,969)	(31,764)
Foreign currency translation	(4,745)	2,233	4,669	13,746
Ending balance	(19,300)	(18,018)	(19,300)	(18,018)

Treasury stock
Beginning balance	(139,362)	(132,037)	(139,362)	(126,961)
Share repurchases	(6,879)	(7,141)	(6,879)	(12,217)
Ending balance	(146,241)	(139,178)	(146,241)	(139,178)

Total equity	1,166,410	1,080,795	1,166,410	1,080,795

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2024 and September 30, 2023 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, and are immaterial.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and six-month periods ended March 31, 2024.

12.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three and six-month periods ended March 31, 2024 are presented in the tables below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The tables below also include a reconciliation of the disaggregated revenue within each reportable segment.

Three months ended March 31, 2024	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$49,382	$85,220	$34,537	$169,139
Government	65,319	2,089	12,582	79,990
Total revenues	$114,701	$87,309	$47,119	$249,129

Geographic location:
United States	$92,161	$55,763	$27,543	$175,467
International	22,540	31,546	19,576	73,662
Total revenues	$114,701	$87,309	$47,119	$249,129

Revenue recognition method:
Point in time	$53,463	$70,285	$10,301	$134,049
Over time	61,238	17,024	36,818	115,080
Total revenues	$114,701	$87,309	$47,119	$249,129

Six months ended March 31, 2024	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$86,591	$166,689	$69,615	$322,895
Government	122,843	3,604	18,101	144,548
Total revenues	$209,434	$170,293	$87,716	$467,443

Geographic location:
United States	$172,062	$111,725	$49,795	$333,582
International	37,372	58,568	37,921	133,861
Total revenues	$209,434	$170,293	$87,716	$467,443

Revenue recognition method:
Point in time	$92,928	$136,989	$18,280	$248,197
Over time	116,506	33,304	69,436	219,246
Total revenues	$209,434	$170,293	$87,716	$467,443

Revenues by customer type, geographic location, and revenue recognition method for the three and six-month periods ended March 31, 2023 are presented in the tables below.

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

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At March 31, 2024, the Company had $837.7 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 70% in the next twelve months.

Contract assets, contract liabilities and accounts receivable

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At March 31, 2024, contract assets, contract liabilities and accounts receivable totaled $139.3 million, $117.8 million and $187.5 million, respectively. During the first six months of 2024, the Company recognized approximately $44 million in revenues that were included in the contract liabilities balance at September 30, 2023. At September 30, 2023, contract assets, contract liabilities and accounts receivable totaled $138.6 million, $123.1 million and $198.6 million, respectively.

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2024	2023
Finance lease cost
Amortization of right-of-use assets	$372	$393
Interest on lease liabilities	216	233
Operating lease cost	1,874	1,853
Total lease costs	$2,462	$2,479

	Six Months Ended	Six Months Ended
	March 31,	March 31,
(Dollars in thousands)	2024	2023
Finance lease cost
Amortization of right-of-use assets	$765	$786
Interest on lease liabilities	439	469
Operating lease cost	3,738	3,498
Total lease costs	$4,942	$4,753

Additional information related to leases are shown below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,824	$1,779
Operating cash flows from finance leases	216	233
Financing cash flows from finance leases	328	330
Right-of-use assets obtained in exchange for operating lease liabilities	1,679	618

	Six Months Ended	Six Months Ended
	March 31,	March 31,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,643	$3,380
Operating cash flows from finance leases	439	469
Financing cash flows from finance leases	683	658
Right-of-use assets obtained in exchange for operating lease liabilities	1,679	14,582

	March 31, 2024		March 31, 2023
Weighted-average remaining lease term
Operating leases	10.8	years	11.5	years
Finance leases	11.1	years	11.5	years
Weighted-average discount rate
Operating leases	4.55%		4.40%
Finance leases	4.68%		4.61%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on March 31, 2024:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2024 (excluding the six months ended March 31, 2024)	$3,389	1,090
2025	6,014	2,233
2026	4,729	2,297
2027	4,479	2,357
2028 and thereafter	33,206	16,470
Total minimum lease payments	51,817	24,447
Less: amounts representing interest	11,540	5,795
Present value of net minimum lease payments	$40,277	18,652
Less: current portion of lease obligations	4,833	1,375
Non-current portion of lease obligations	35,444	17,277

ROU assets	$38,322	14,427

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

14.  NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the second quarters of 2024 and 2023 represent the three-month periods ended March 31, 2024 and 2023, respectively.

OVERVIEW

In the second quarter of 2024, sales, net earnings and diluted earnings per share were $249.1 million, $23.2 million and $0.90 per share, respectively, compared to $229.1 million, $17.9 million and $0.69 per share, respectively, in the second quarter of 2023. In the first six months of 2024, sales, net earnings and diluted earnings per share were $467.4 million, $38.4 million and $1.49 per share, respectively, compared to $434.6 million, $32.6 million and $1.26 per share, respectively, in the first six months of 2023.

NET SALES

In the second quarter of 2024, net sales of $249.1 million were $20.0 million, or 8.7%, higher than the $229.1 million in the second quarter of 2023. In the first six months of 2024, net sales of $467.4 million were $32.8 million, or 7.5%, higher than the $434.6 million in the first six months of 2023. The increase in net sales in the second quarter of 2024 as compared to the second quarter of 2023 was due to a $15.7 million increase in the A&D segment and an $8.1 million increase in the USG segment, partially offset by a $3.9 million decrease in the Test segment. The increase in net sales in the first six months of 2024 as compared to the first six months of 2023 was due to a $27.4 million increase in the Aerospace & Defense segment, and a $20.1 million increase in the USG segment, partially offset by a $14.8 million decrease in the Test segment.

-Aerospace & Defense (A&D)

In the second quarter of 2024, net sales of $114.7 million were $15.7 million, or 15.9%, higher than the $99.0 million in the second quarter of 2023. In the first six months of 2024, net sales of $209.4 million were $27.4 million, or 15.1%, higher than the $182.0 million in the first six months of 2023. The sales increase in the second quarter of 2024 compared to the second quarter of 2023 was mainly due to a $5.1 million increase in commercial aerospace shipments, a $3.1 million increase in defense aerospace shipments and a $7.1 million increase in navy revenues. The sales increase in the first six months of 2024 compared to the first six months of 2023 was mainly due to a $7.8 million increase in commercial aerospace shipments, a $5.9 million increase in defense aerospace shipments and a $10.0 million increase in navy revenues.

-USG

In the second quarter of 2024, net sales of $87.3 million were $8.1 million, or 10.2%, higher than the $79.2 million in the second quarter of 2023. In the first six months of 2024, net sales of $170.3 million were $20.1 million, or 13.4%, higher than the $150.2 million in the first six months of 2023. The increase in the second quarter and first six months of 2024 compared to the corresponding periods of 2023 was mainly due to an increase in service revenue and cybersecurity/compliance (DUCe) revenue and an increase in net sales at NRG driven by continued strength in the renewables end-market, primarily solar.

-Test

In the second quarter of 2024, net sales of $47.1 million were $3.9 million, or 7.6%, lower than the $51.0 million in the second quarter of 2023. In the first six months of 2024, net sales of $87.7 million were $14.8 million, or 14.4%, lower than the $102.5 million in the first six months of 2023. The decrease in the second quarter of 2024 as compared to the second quarter of 2023 was primarily due to a $5.2 million decrease in sales from the Company’s U.S. and European operations due to lower wireless, filters and acoustic volumes partially offset by a $1.3 million increase in sales from the segment’s Asian operations. The decrease in the first six months of 2024 compared to the first six months of 2023 was due to a $11.3 million decrease in sales from the Company’s U.S. operations, a $2.8 million decrease in sales from the Company’s European operations and a $0.7 million decrease in sales from the Company’s Asian operations due to lower wireless, filters and acoustic volumes and timing of test and measurement chamber projects.

ORDERS AND BACKLOG

Backlog was $837.7 million at March 31, 2024 compared with $772.4 million at September 30, 2023. The Company received new orders totaling $239.1 million in the second quarter of 2024 compared to $251.6 million in the second quarter of 2023. Of the new orders received in the second quarter of 2024, $116.1 million related to Aerospace & Defense products, $79.0 million related to USG products, and $43.9 million related to Test products. Of the new orders received in the second quarter of 2023, $111.7 million related to Aerospace & Defense products (including $7 million of acquired backlog from the 2023 acquisition of CMT), $84.6 million related to USG products, and $55.3 million related to Test products.

The Company received new orders totaling $532.8 million in the first six months of 2024 compared to $480.5 million in the first six months of 2023. Of the new orders received in the first six months of 2024, $287.7 million related to Aerospace & Defense products, $156.0 million related to USG products, and $89.1 million related to Test products. Of the new orders received in the first six months of 2023, $208.9 million related to Aerospace & Defense products, $164.8 million related to USG products, and $106.8 million related to Test products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of 2024 were $55.1 million (22.1% of net sales), compared with $53.9 million (23.5% of net sales) for the second quarter of 2023. For the first six months of 2024, SG&A expenses were $109.1 million (23.3% of net sales) compared to $105.2 million (24.2% of net sales) for the first six months of 2023. The increase in SG&A in the second quarter and first six months of 2024 compared to the corresponding periods of 2023 was mainly due to an increase within the USG and A&D segments due to higher sales, inflationary impacts and acquisition impacts.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $8.6 million and $16.4 million for the second quarter and first six months of 2024, respectively, compared to $7.0 million and $13.9 million for the corresponding periods of 2023. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the second quarter and first six months of 2024 compared to the corresponding periods of 2023 was mainly due to an increase in amortization of capitalized software and amortization of intangible assets related to the MPE and CMT acquisitions.

OTHER EXPENSES (INCOME), NET

Other expenses, net, was $0.7 million in the second quarter of 2024 compared to $0.3 million of expenses in the second quarter of 2023. Other expenses, net, was $0.9 million in the first six months of 2024 compared to $0.7 million of expenses in the first six months of 2023. The principal component of other expenses, net, in the second quarter and first six months of 2024 was approximately $0.5 million of restructuring charges (primarily severance) within the Test and A&D segments. There were no individually significant items in other expenses, net, in the second quarter or first six months of 2023.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis. EBIT is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT was $32.4 million (13.0% of net sales) for the second quarter of 2024 compared to $25.6 million (11.2% of net sales) for the second quarter of 2023. For the first six months of 2024, EBIT was $54.6 million (11.7% of net sales) compared to $46.2 million (10.6% of net sales) for the first six months of 2023.

The following table presents a reconciliation of EBIT to net earnings.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2024	2023	2024	2023
Net earnings	$23,219	17,878	38,388	32,605
Plus: Interest expense, net	3,226	2,269	5,893	3,927
Plus: Income tax expense	6,002	5,472	10,287	9,644
Consolidated EBIT	$32,447	25,619	54,568	46,176

–Aerospace & Defense

EBIT in the second quarter of 2024 was $23.4 million (20.4% of net sales) compared to $18.8 million (19.0% of net sales) in the second quarter of 2023. EBIT in the first six months of 2024 was $40.0 million (19.1% of net sales) compared to $31.3 million (17.2% of net sales) in the first six months of 2023. The increase in EBIT in the second quarter and first six months of 2024 compared to the corresponding periods of 2023 was mainly driven by leverage on higher sales volumes and price increases, partially offset by inflationary pressures and mix. EBIT was negatively impacted by $0.3 million of restructuring charges (primarily severance) in the second quarter and first six months of 2024. EBIT in the second quarter of 2023 was negatively impacted by a $0.6 million inventory step-up charge related to the CMT acquisition.

-USG

EBIT in the second quarter of 2024 was $17.6 million (20.2% of net sales) compared to $14.1 million (17.8% of net sales) in the second quarter of 2023. EBIT in the first six months of 2024 was $35.2 million (20.7% of net sales) compared to $30.2 million (20.1% of net sales) in the first six months of 2023. The increase in EBIT in the second quarter and first six months of 2024 compared to the corresponding periods of 2023 was mainly due to leverage on higher sales volumes at Doble and NRG, price increases and mix, partially offset by inflationary pressures.

-Test

EBIT in the second quarter of 2024 was $5.5 million (11.7% of net sales) compared to $7.2 million (14.2% of net sales) in the second quarter of 2023. EBIT in the first six months of 2024 was $7.3 million (8.3% of net sales) compared to $12.6 million (12.3% of net sales) in the first six months of 2023. The decrease in EBIT in the second quarter and first six months of 2024 compared to the corresponding periods of 2023 was primarily due to lower sales volumes mainly from the segment’s U.S and European operations and inflationary pressures partially offset by price increases and cost reduction actions. In addition, EBIT was negatively impacted by $0.2 million of restructuring charges (primarily severance) in the second quarter of 2024. In the first six months of 2024, EBIT was negatively impacted by $0.3 million of inventory step-up charges related to the MPE acquisition and $0.2 million of restructuring charges.

–Corporate

Corporate costs included in EBIT were $14.0 million and $28.0 million in the second quarter and first six months of 2024, respectively, compared to $14.5 million and $28.0 million in the corresponding periods of 2023. The decrease in Corporate costs in the second quarter of 2024 as compared to the prior year quarter was mainly due to executive management transition costs that were incurred in the prior year period.

INTEREST EXPENSE, NET

Interest expense was $3.2 million and $5.9 million in the second quarter and first six months of 2024, respectively, and $2.3 million and $3.9 million in the corresponding periods of 2023. The increase in interest expense in the second quarter and first six months of 2024 compared to the corresponding periods of 2023 was mainly due to higher average interest rates and higher average outstanding borrowings. The weighted average interest rates were 6.8% and 6.8% for the three and six-month periods ending March 31, 2024, respectively, and 6.0% and 6.3% for the three and six-month periods ending March 31, 2023.

INCOME TAX EXPENSE

The second quarter 2024 effective income tax rate was 20.5% compared to 23.4% in the second quarter of 2023. The effective income tax rate in the first six months of 2024 was 21.1% compared to 22.8% for the first six months of 2023. Income tax expense in the second quarter and first six months of 2024 was favorably impacted by discrete events including the release of a foreign valuation allowance and excess tax benefit related to the vesting of share-based director compensation.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $333.0 million at March 31, 2024 from $266.4 million at September 30, 2023. Inventories increased by $27.3 million during this period due to a $13.9 million increase within the Aerospace & Defense segment, a $10.6 million increase within the USG segment and a $2.8 million increase within the Test segment resulting primarily from the timing of receipt of raw materials to meet anticipated demand and an increase in work in process inventories due to timing of manufacturing existing orders. Accrued salaries decreased by $9.2 million during this period due to timing of salaries and bonus payments.

Net cash provided (used) by operating activities was $19.2 million and ($5.5) million in the first six months of 2024 and 2023, respectively. The increase in net cash provided by operating activities in the first six months of 2024 as compared to the first six months of 2023 was mainly driven by lower accounts receivable balances due to an increase in collections and higher earnings.

Capital expenditures were $16.3 million and $10.3 million in the first six months of 2024 and 2023, respectively. The increase in the first six months of 2024 compared to the prior year period was mainly due to an increase in building improvements and machinery & equipment within the A&D segment. In addition, the Company incurred expenditures for capitalized software of $5.9 million and $5.9 million in the first six months of 2024 and 2023, respectively.

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

Credit Facility

At March 31, 2024, the Company had approximately $303 million available to borrow under its bank credit facility, a $250 million increase option, and $59.4 million cash on hand. At March 31, 2024, the Company had $191 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $5.8 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Share Repurchases

During the first six months of 2024, the Company repurchased approximately 72,000 shares for approximately $7.2 million. For further information on the share repurchases during the second quarter of 2024, see Part II, Item 2 of this Report.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 17, 2023 to stockholders of record as of October 3, 2023. A dividend of $0.08 per share, totaling $2.1 million, was paid on January 19, 2024 to stockholders of record as of January 4, 2024. Subsequent to March 31, 2024, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on April 16, 2024 to stockholders of record as of April 1, 2024.

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

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-Q regarding future events and the Company’s future results that reflect or are based on current expectations, estimates, forecasts, projections or assumptions about the Company’s performance and the industries in which the

Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These may include, but are not necessarily limited to, statements about: the strength of certain end markets served by the Company, and the timing of the recovery of certain end markets which the Company serves; the adequacy of the Company’s credit facility and the Company’s ability to increase it; the outcome of current litigation, claims and charges; the determination of the current portion of the Company’s long-term debt and the timing of its repayment; future revenues from remaining performance obligations; fair values of reporting units; the deductibility of goodwill; estimates and assumptions that affect the reported values of assets and liabilities; the future recognition of compensation cost related to share-based compensation arrangements; the Company’s ability to hedge against or otherwise manage market risks through the use of derivative financial instruments; the extent to which hedging gains or losses will be offset by losses or gains on related underlying exposures; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and the following: the impacts of climate change and related regulation of greenhouse gases; the impacts of labor disputes, civil disorder, wars, elections, political changes, tariffs and trade disputes, terrorist activities, cyberattacks or natural disasters on the Company’s operations and those of the Company’s customers and suppliers; disruptions in manufacturing or delivery arrangements due to shortages or unavailability of materials or components; or supply chain disruptions; inability to access work sites; the timing and content of future contract awards or customer orders; the timely appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties or data breaches; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; material changes in the cost of credit; changes in laws and regulations including but not limited to changes in accounting standards and taxation; changes in interest, inflation and employment rates; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; and the integration and performance of recently acquired businesses.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES*

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
January 1-31, 2024	6,901	$99.90	6,901	$166.9 million
February 1-29, 2024	20,072	$98.86	20,072	$164.9 million
March 1-31, 2024	45,371	$99.50	45,371	$160.4 million
Total	72,344	$99.37	72,344	$160.4 million
*

On August 5, 2021, the Company’s Board of Directors approved a common stock repurchase program, which was announced on August 9, 2021, authorizing us to repurchase shares of our stock from time to time at our discretion, in the open market or otherwise, up to a maximum total repurchase amount equal to $200 million (or such lesser amount as may be permitted under the Company’s bank credit agreements). This program is scheduled to expire September 30, 2024. The Company has not determined whether or when it may cease making repurchases under the program prior to its expiration.

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 22, 2022

4.2	Amended and Restated Credit Agreement dated August 30, 2023	Exhibit 10.1 to the Company’s Form 8-K filed September 6, 2023

10.1	Form of Director Share Award Agreement (Non-Employee Director) (FY2024)	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith

101.SCH	XBRL Schema Document*	Submitted herewith

101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith

101.DEF	XBRL Definition Linkbase Document*	Submitted herewith

101.LAB	XBRL Label Linkbase Document*	Submitted herewith

101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

104	Cover Page Interactive Data File (contained in Exhibit 101)	Submitted herewith
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

Dated: May 10, 2024