Form 10-Q
period 2024-06-30
ESCO TECHNOLOGIES INC
filed 2024-08-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at July 31, 2024
Common stock, $.01 par value per share	25,752,712

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2024	2023
Net sales	$260,783	248,749
Costs and expenses:
Cost of sales	157,435	147,274
Selling, general and administrative expenses	54,955	55,376
Amortization of intangible assets	8,145	7,132
Interest expense, net	3,335	2,495
Other expenses (income), net	(259)	966
Total costs and expenses	223,611	213,243

Earnings before income taxes	37,172	35,506
Income tax expense	7,942	7,563
Net earnings	$29,230	27,943

Earnings per share:
Basic - Net earnings	1.14	1.08

Diluted - Net earnings	$1.13	1.08

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended
	June 30,
	2024	2023

Net sales	$728,226	683,386
Costs and expenses:
Cost of sales	443,933	415,953
Selling, general and administrative expenses	164,020	160,555
Amortization of intangible assets	24,585	21,023
Interest expense, net	9,228	6,422
Other expenses, net	613	1,678
Total costs and expenses	642,379	605,631

Earnings before income taxes	85,847	77,755
Income tax expense	18,229	17,207
Net earnings	$67,618	60,548

Earnings per share:
Basic — Net earnings	$2.62	2.35

Diluted — Net earnings	$2.62	2.34

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net earnings	$29,230	27,943	67,618	60,548
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,001)	(821)	3,668	12,926
Total other comprehensive income (loss), net of tax	(1,001)	(821)	3,668	12,926
Comprehensive income	$28,229	27,122	71,286	73,474

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30,	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$63,042	41,866
Accounts receivable, net of allowance for credit losses of $2,387 and $2,264, respectively	213,592	198,557
Contract assets	134,637	138,633
Inventories	219,312	184,067
Other current assets	22,312	17,972
Total current assets	652,895	581,095
Property, plant and equipment, net of accumulated depreciation of $190,738 and $174,698, respectively	164,749	155,484
Intangible assets, net of accumulated amortization of $229,467 and $204,881, respectively	408,981	392,124
Goodwill	535,372	503,177
Operating lease assets	37,716	39,839
Other assets	11,342	11,495
Total assets	$1,811,055	1,683,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	83,411	86,973
Contract liabilities	113,653	112,277
Accrued salaries	42,662	43,814
Accrued other expenses	51,481	51,587
Total current liabilities	311,207	314,651
Deferred tax liabilities	77,570	75,531
Non-current operating lease liabilities	35,148	36,554
Other liabilities	40,444	43,336
Long-term debt	153,000	82,000
Total liabilities	617,369	552,072
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,809,483 and 30,781,699 shares, respectively	308	308
Additional paid-in capital	309,982	304,850
Retained earnings	1,050,748	989,315
Accumulated other comprehensive loss, net of tax	(20,301)	(23,969)
	1,340,737	1,270,504
Less treasury stock, at cost: 5,056,771 and 4,995,414 common shares, respectively	(147,051)	(139,362)
Total shareholders’ equity	1,193,686	1,131,142
Total liabilities and shareholders’ equity	$1,811,055	1,683,214

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$67,618	60,548
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	41,358	37,699
Stock compensation expense	6,369	7,007
Changes in assets and liabilities	(53,839)	(72,346)
Effect of deferred taxes	(6,052)	(3,706)
Net cash provided by operating activities	55,454	29,202
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(56,383)	(17,694)
Additions to capitalized software and other	(8,556)	(9,263)
Capital expenditures	(24,949)	(16,993)
Net cash used by investing activities	(89,888)	(43,950)
Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	193,000	88,000
Principal payments on long-term debt and short-term borrowings	(122,000)	(93,000)
Purchases of common stock into treasury	(7,998)	(12,401)
Dividends paid	(6,185)	(6,189)
Other	(1,516)	(2,557)
Net cash provided (used) by financing activities	55,301	(26,147)
Effect of exchange rate changes on cash and cash equivalents	309	(777)
Net increase (decrease) in cash and cash equivalents	21,176	(41,672)
Cash and cash equivalents, beginning of period	41,866	97,724
Cash and cash equivalents, end of period	$63,042	56,052

Supplemental cash flow information:
Interest paid	$8,430	5,564
Income taxes paid (including state and foreign)	25,952	18,313

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The unaudited condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as filed with the SEC on November 29, 2023.

The Company’s results for the three-month period ended June 30, 2024 are not necessarily indicative of the results for the entire 2024 fiscal year. References to the third quarters of 2024 and 2023 represent the fiscal quarters ended June 30, 2024 and 2023, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    EARNINGS PER SHARE (EPS)

Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and vesting of restricted and performance shares by using the treasury stock method. The number of shares used in the calculation of earnings per share for each period presented is as follows (in thousands):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Weighted Average Shares Outstanding — Basic	25,753	25,757	25,781	25,808
Dilutive Restricted and Performance Shares	87	70	63	82
Adjusted Shares — Diluted	25,840	25,827	25,844	25,890

3.    ACQUISITION

On November 9, 2023, the Company acquired MPE Limited (MPE), based in the United Kingdom, for a purchase price of approximately $56.2 million, net of cash acquired. MPE is a leading global manufacturer of high-performance EMC/EMP filters and capacitor products for military, utility, telecommunication, and other critical infrastructure applications. Since the date of acquisition, the operating results for the MPE business have been included as part of ETS-Lindgren in the Test segment. The acquisition date fair value of the assets acquired and liabilities assumed primarily were as follows: approximately $0.4 million of accounts receivable, $1.1 million of inventory, $1.7 million of property, plant and equipment, $0.7 million of accounts payable and accrued expenses, $7.8 million of deferred tax liabilities, and $31.1 million of identifiable intangible assets, mainly consisting of customer relationships totaling $29.1 million. The acquired goodwill of $30.3 million related to excess value associated with opportunities to expand the services and products that the Company can offer to its customers. The Company does not anticipate that the goodwill will be deductible for tax purposes. The Company paid a $0.2 million working capital settlement in the third quarter of fiscal 2024.

4.    SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for performance-accelerated and/or time-vested restricted stock unit awards, and to non-employee directors under a separate compensation plan.

Performance-Accelerated Restricted Stock Unit (PARS) Awards and Time-Vested Restricted Stock Unit (RSU) Awards, and Performance Share Unit (PSU) Awards

Compensation expense related to these awards was $2.0 million and $5.5 million for the three and nine-month periods ended June 30, 2024, respectively, and $1.4 million and $6.0 million for the corresponding periods in 2023. As of June 30, 2024, there were 221,595 unvested stock units outstanding.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.9 million for the three and nine-month periods ended June 30, 2024, respectively, and $0.3 million and $1.0 million for the corresponding periods in 2023.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $2.2 million and $6.4 million for the three and nine-month periods ended June 30, 2024, respectively, and $1.7 million and $7.0 million for the corresponding periods in 2023. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million and $1.4 million for the three and nine-month periods ended June 30, 2024, respectively, and $0.2 million and $0.9 million for the corresponding periods in 2023. As of June 30, 2024, there was $11.0 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.5 years.

5.    INVENTORIES

Inventories consist of the following:

	June 30,	September 30,
(In thousands)	2024	2023
Finished goods	$41,955	34,577
Work in process	59,837	42,178
Raw materials	117,520	107,312
Total inventories	$219,312	184,067

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at June 30, 2024 and September 30, 2023 are the following intangible assets gross carrying amounts and accumulated amortization:

	June 30,	September 30,
(Dollars in thousands)	2024	2023
Goodwill	$535,372	503,177

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,551	2,516
Less: accumulated amortization	1,322	1,218
Net	$1,229	1,298

Capitalized software
Gross carrying amount	$130,648	121,883
Less: accumulated amortization	89,737	80,774
Net	$40,911	41,109

Customer relationships
Gross carrying amount	$327,537	296,927
Less: accumulated amortization	127,322	113,311
Net	$200,215	183,616

Other
Gross carrying amount	$15,122	14,232
Less: accumulated amortization	11,085	9,578
Net	$4,037	4,654
Intangible assets with indefinite lives:
Trade names	$162,589	161,447

The changes in the carrying amount of goodwill attributable to each business segment for the nine months ended June 30, 2024 is as follows:

			Aerospace
(Dollars in millions)	USG	Test	& Defense	Total
Balance as of September 30, 2023	$353.6	34.0	115.6	503.2
Acquisition activity	—	30.5	—	30.5
Foreign currency translation	0.9	0.8	—	1.7
Balance as of June 30, 2024	$354.5	65.3	115.6	535.4

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

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(In thousands)	2024	2023	2024	2023
NET SALES
Aerospace & Defense	$114,450	103,469	323,884	285,434
USG	90,277	89,966	260,570	240,172
Test	56,056	55,314	143,772	157,780
Consolidated totals	$260,783	248,749	728,226	683,386

EBIT
Aerospace & Defense	$21,356	21,665	61,396	52,996
USG	22,155	20,351	57,355	50,543
Test	9,292	8,643	16,614	21,280
Corporate (loss)	(12,296)	(12,658)	(40,290)	(40,642)
Consolidated EBIT	40,507	38,001	95,075	84,177
Less: Interest expense	(3,335)	(2,495)	(9,228)	(6,422)
Earnings before income taxes	$37,172	35,506	85,847	77,755

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

8.    DEBT

The Company’s debt is summarized as follows:

	June 30,	September 30,
(In thousands)	2024	2023
Total borrowings	$173,000	102,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$153,000	82,000

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

At June 30, 2024, the Company had approximately $321 million available to borrow under the Credit Facility, plus the $250 million increase option subject to the lenders’ consent, in addition to $63.0 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of June 30, 2024, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $5.5 million at June 30, 2024.

Interest on borrowings under the Credit Facility is calculated at a spread over either an Adjusted Term SOFR Rate, Adjusted EURIBOR Rate, Adjusted CDOR Rate, Alternate Base Rate or Daily Simple RFR, at the Company’s election. The Credit Facility also requires a facility fee ranging from 12.5 to 25 basis points per annum on the unused portion. The interest rate spreads and the facility fee are subject to increase or decrease depending on the Company’s leverage ratio. The weighted average interest rates were 6.7% and 6.8% for the three and nine-month periods ending June 30, 2024, respectively, and 6.05% and 5.57% for the three and nine-month periods ending June 30, 2023. As of June 30, 2024, the Company was in compliance with all covenants.

9.    INCOME TAX EXPENSE

The third quarter 2024 effective income tax rate was 21.4% compared to 21.3% in the third quarter of 2023. The effective income tax rate in the first nine months of 2024 was 21.2% compared to 22.1% for the first nine months of 2023. Income tax expense in the first nine months of 2024 was favorably impacted by discrete events that occurred during the second quarter of 2024 including the release of a foreign valuation allowance and excess tax benefit related to the vesting of share-based director compensation.

10.    SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three and nine months of 2024 and 2023 is shown below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Common stock
Beginning balance	308	308	308	307
Stock plans	—	—	—	1
Ending balance	308	308	308	308

Additional paid-in-capital
Beginning balance	308,065	304,184	304,850	301,553
Stock plans	1,917	1,371	5,132	4,002
Ending balance	309,982	305,555	309,982	305,555

Retained earnings
Beginning balance	1,023,578	933,499	989,315	905,022
Net earnings common stockholders	29,230	27,943	67,618	60,548
Dividends paid	(2,060)	(2,061)	(6,185)	(6,189)
Ending balance	1,050,748	959,381	1,050,748	959,381

Accumulated other comprehensive income (loss)
Beginning balance	(19,300)	(18,018)	(23,969)	(31,764)
Foreign currency translation	(1,001)	(821)	3,668	12,925
Ending balance	(20,301)	(18,839)	(20,301)	(18,839)

Treasury stock
Beginning balance	(146,241)	(139,178)	(139,362)	(126,961)
Share repurchases, net	(810)	(184)	(7,689)	(12,401)
Ending balance	(147,051)	(139,362)	(147,051)	(139,362)

Total equity	1,193,686	1,107,043	1,193,686	1,107,043

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2024 and September 30, 2023 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, and are immaterial.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and nine-month periods ended June 30, 2024.

12.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three and nine-month periods ended June 30, 2024 are presented in the tables below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The tables below also include a reconciliation of the disaggregated revenue within each reportable segment.

Three months ended June 30, 2024	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$45,404	$88,076	$42,327	$175,807
Government	69,046	2,201	13,729	84,976
Total revenues	$114,450	$90,277	$56,056	$260,783

Geographic location:
United States	$95,265	$54,063	$32,575	$181,903
International	19,185	36,214	23,481	78,880
Total revenues	$114,450	$90,277	$56,056	$260,783

Revenue recognition method:
Point in time	$53,148	$72,985	$11,426	$137,559
Over time	61,302	17,292	44,630	123,224
Total revenues	$114,450	$90,277	$56,056	$260,783

Nine months ended June 30, 2024	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$131,993	$254,765	$111,951	$498,709
Government	191,891	5,805	31,821	229,517
Total revenues	$323,884	$260,570	$143,772	$728,226

Geographic location:
United States	$267,325	$165,789	$82,370	$515,484
International	56,559	94,781	61,402	212,742
Total revenues	$323,884	$260,570	$143,772	$728,226

Revenue recognition method:
Point in time	$146,076	$209,973	$29,706	$385,755
Over time	177,808	50,597	114,066	342,471
Total revenues	$323,884	$260,570	$143,772	$728,226

Revenues by customer type, geographic location, and revenue recognition method for the three and nine-month periods ended June 30, 2023 are presented in the tables below.

Three months ended June 30, 2023	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$45,574	$88,442	$48,407	$182,423
Government	57,895	1,524	6,907	66,326
Total revenues	$103,469	$89,966	$55,314	$248,749

Geographic location:
United States	$86,031	$55,011	$32,246	$173,288
International	17,438	34,955	23,068	75,461
Total revenues	$103,469	$89,966	$55,314	$248,749

Revenue recognition method:
Point in time	$48,496	$74,128	$11,496	$134,120
Over time	54,973	15,838	43,818	114,629
Total revenues	$103,469	$89,966	$55,314	$248,749

Nine months ended June 30, 2023	Aerospace
(In thousands)	& Defense	USG	Test	Total
Customer type:
Commercial	$128,016	$236,715	$137,587	$502,318
Government	157,418	3,457	20,193	181,068
Total revenues	$285,434	$240,172	$157,780	$683,386

Geographic location:
United States	$237,481	$154,410	$87,253	$479,144
International	47,953	85,762	70,527	204,242
Total revenues	$285,434	$240,172	$157,780	$683,386

Revenue recognition method:
Point in time	$129,355	$194,240	$32,565	$356,160
Over time	156,079	45,932	125,215	327,226
Total revenues	$285,434	$240,172	$157,780	$683,386

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

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At June 30, 2024, the Company had $888.7 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 68% in the next twelve months.

Contract assets, contract liabilities and accounts receivable

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At June 30, 2024, contract assets, contract liabilities and accounts receivable totaled $134.6 million, $123.5 million and $213.6 million, respectively. During the first nine months of 2024, the Company recognized approximately $54 million in revenues that were included in the contract liabilities balance at September 30, 2023. At September 30, 2023, contract assets, contract liabilities and accounts receivable totaled $138.6 million, $123.1 million and $198.6 million, respectively.

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
(Dollars in thousands)	2024	2023
Finance lease cost
Amortization of right-of-use assets	$372	$393
Interest on lease liabilities	213	230
Operating lease cost	1,937	1,858
Total lease costs	$2,522	$2,481

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
(Dollars in thousands)	2024	2023
Finance lease cost
Amortization of right-of-use assets	$1,137	$1,179
Interest on lease liabilities	652	698
Operating lease cost	5,675	5,356
Total lease costs	$7,464	$7,233

Additional information related to leases are shown below:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,867	$1,792
Operating cash flows from finance leases	213	230
Financing cash flows from finance leases	331	334
Right-of-use assets obtained in exchange for operating lease liabilities	515	402

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,510	$5,172
Operating cash flows from finance leases	652	698
Financing cash flows from finance leases	1,013	991
Right-of-use assets obtained in exchange for operating lease liabilities	2,194	14,984

	June 30, 2024		June 30, 2023
Weighted-average remaining lease term
Operating leases	10.8	years	11.4	years
Finance leases	11.1	years	11.3	years
Weighted-average discount rate
Operating leases	4.56%		4.42%
Finance leases	4.69%		4.62%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our condensed Consolidated Balance Sheet on June 30, 2024:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2024 (excluding the nine months ended June 30, 2024)	$1,569	547
2025	6,108	2,233
2026	4,865	2,297
2027	4,620	2,357
2028 and thereafter	33,915	16,470
Total minimum lease payments	51,077	23,904
Less: amounts representing interest	11,334	5,582
Present value of net minimum lease payments	$39,743	18,322
Less: current portion of lease obligations	4,595	1,403
Non-current portion of lease obligations	35,148	16,919

ROU assets	$37,716	14,055

Operating lease liabilities are included in the condensed Consolidated Balance Sheet in accrued other expenses (current portion) and as a caption on the condensed Consolidated Balance Sheet (long-term portion). Finance lease liabilities are included on the condensed Consolidated Balance Sheet in accrued other expenses (current portion) and other liabilities (long-term portion). Operating lease ROU assets are included as a caption on the condensed Consolidated Balance Sheet and finance lease ROU assets are included in Property, plant and equipment on the condensed Consolidated Balance sheet.

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

15.  SUBSEQUENT EVENT

On July 8, 2024, the Company announced that it has agreed to acquire the Signature Management & Power (or the “Business”) business of Ultra Maritime for a purchase price of approximately $550 million. The transaction will be funded through cash on hand and incremental debt, with committed financing in place. Signature Management & Power is a provider of mission-critical signature and power management solutions for submarines and surface ships for the U.S. and UK naval defense markets. The Business is headquartered in Long Island, New York, operates out of four facilities based in the U.S. and the UK, and has approximately 410 employees. Signature Management & Power will become part of ESCO’s Aerospace & Defense segment and is expected to have approximately $175 million of revenue in calendar year 2024. The closing of the transaction is subject to certain conditions, including the (i) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the U.S. and (ii) receipt of clearance under the UK National Security and Investment Act of 2021.

Pursuant to a Commitment Letter entered into on July 8, 2024 between the Company and JPMorgan Chase Bank, N.A., on August 5, 2024 the Registrant and certain of its subsidiaries entered into Amendment No. 1 (the “Amendment”) to its Amended and Restated Credit Agreement dated August 30, 2023 (the “2023 Credit Agreement”) among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent thereunder, the initial lenders party thereto and Citibank, N.A. The Amendment, among other things, (i) implements a senior incremental delayed draw term loan credit facility in an aggregate principal amount of up to $375 million (the “Incremental Facility”), and (ii) permits the direct or indirect acquisition by the

Registrant or certain of its subsidiaries of all of the issued and outstanding shares of Ultra PMES Limited, Measurement Systems, Inc., EMS Development Corporation, and DNE Technologies, Inc. (the “Transaction”), pursuant to and in accordance with the terms and conditions of that certain Sale and Purchase Agreement, dated July 8, 2024, among Ultra Electronics Holdings Limited, as parent seller, the Registrant, as guarantor, and certain of the Registrant’s subsidiaries as buyers. The proceeds of the loans drawn under the Incremental Facility will be applied to pay a portion of the cash consideration for the Transaction and other customary fees, premiums, expenses and costs incurred in connection with the Transaction. See further discussion of the transaction and financing arrangements in the Company’s Form 8-K’s filed on July 8, 2024 and August 7, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the third quarters of 2024 and 2023 represent the three-month periods ended June 30, 2024 and 2023, respectively.

OVERVIEW

In the third quarter of 2024, sales, net earnings and diluted earnings per share were $260.8 million, $29.2 million and $1.13 per share, respectively, compared to $248.7 million, $27.9 million and $1.08 per share, respectively, in the third quarter of 2023. In the first nine months of 2024, sales, net earnings and diluted earnings per share were $728.2 million, $67.6 million and $2.62 per share, respectively, compared to $683.4 million, $60.5 million and $2.34 per share, respectively, in the first nine months of 2023.

NET SALES

In the third quarter of 2024, net sales of $260.8 million were $12.1 million, or 4.8%, higher than the $248.7 million in the third quarter of 2023. In the first nine months of 2024, net sales of $728.2 million were $44.8 million, or 6.6%, higher than the $683.4 million in the first nine months of 2023. The increase in net sales in the third quarter of 2024 as compared to the third quarter of 2023 was due to an $11.0 million increase in the A&D segment, a $0.8 million increase in the Test segment, and a $0.3 million increase in the USG segment. The increase in net sales in the first nine months of 2024 as compared to the first nine months of 2023 was due to a $38.5 million increase in the A&D segment, and a $20.4 million increase in the USG segment, partially offset by a $14.0 million decrease in the Test segment.

-Aerospace & Defense (A&D)

In the third quarter of 2024, net sales of $114.5 million were $11.0 million, or 10.6%, higher than the $103.5 million in the third quarter of 2023. In the first nine months of 2024, net sales of $323.9 million were $38.5 million, or 13.5%, higher than the $285.4 million in the first nine months of 2023. The sales increase in the third quarter of 2024 compared to the third quarter of 2023 was mainly due to a $2.3 million increase in commercial aerospace shipments, a $2.1 million increase in defense aerospace shipments and an $8.1 million increase in navy revenues, partially offset by a $1.5 million decrease in industrial revenues. The sales increase in the first nine months of 2024 compared to the first nine months of 2023 was mainly due to a $10.0 million increase in commercial aerospace shipments, an $8.0 million increase in defense aerospace shipments, an $18.1 million increase in navy revenues and a $1.8 million increase in space revenues.

-USG

In the third quarter of 2024, net sales of $90.3 million were $0.3 million, or 0.3%, higher than the $90.0 million in the third quarter of 2023. In the first nine months of 2024, net sales of $260.6 million were $20.4 million, or 8.5%, higher than the $240.2 million in the first nine months of 2023. The sales increase in the third quarter of 2024 as compared to the third quarter of 2023 was driven by higher service revenue at Doble partially offset by lower protection testing revenue. The sales increase in the first nine months of 2024 compared to the corresponding period of 2023 was mainly due to an increase in Doble’s service revenue, cybersecurity/compliance (DUCe) revenue and offline test revenue and an increase in net sales at NRG driven by continued strength in the renewables end-market, partially offset by a decrease in protection testing revenue at Doble.

-Test

In the third quarter of 2024, net sales of $56.1 million were $0.8 million, or 1.3%, higher than the $55.3 million in the third quarter of 2023. In the first nine months of 2024, net sales of $143.8 million were $14.0 million, or 8.9%, lower than the $157.8 million in the first nine months of 2023. The increase in the third quarter of 2024 as compared to the third quarter of 2023 was primarily due to a $4.4 million increase in sales from the segment’s European operations driven by the MPE acquisition partially offset by a $3.6 million decrease in sales from the Company’s U.S. and Asian operations due to lower wireless, filters and acoustic volumes. The decrease in the first nine months of 2024 compared to the first nine months of 2023 was due to a $13.7 million decrease in sales from the Company’s U.S. operations, and a $1.9 million decrease in sales from the Company’s Asian operations due to lower wireless, filters and acoustic volumes and timing of test and measurement chamber projects partially offset by a $1.6 million increase in sales from the segment’s European operations.

ORDERS AND BACKLOG

Backlog was $888.7 million at June 30, 2024 compared with $772.4 million at September 30, 2023. The Company received new orders totaling $311.7 million in the third quarter of 2024 compared to $213.3 million in the third quarter of 2023. Of the new orders received in the third quarter of 2024, $146.9 million related to Aerospace & Defense products, $100.0 million related to USG products, and $64.8 million related to Test products. Of the new orders received in the third quarter of 2023, $81.9 million related to Aerospace & Defense products, $85.5 million related to USG products, and $45.9 million related to Test products.

The Company received new orders totaling $844.5 million in the first nine months of 2024 compared to $693.8 million in the first nine months of 2023. Of the new orders received in the first nine months of 2024, $434.5 million related to Aerospace & Defense products, $256.0 million related to USG products, and $154.0 million related to Test products. Of the new orders received in the first nine months of 2023, $290.9 million related to Aerospace & Defense products, $250.3 million related to USG products, and $152.6 million related to Test products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of 2024 were $55.0 million (21.1% of net sales), compared with $55.4 million (22.3% of net sales) for the third quarter of 2023. For the first nine months of 2024, SG&A expenses were $164.0 million (22.5% of net sales) compared to $160.6 million (23.5% of net sales) for the first nine months of 2023. The increase in SG&A in the first nine months of 2024 compared to the corresponding period of 2023 was mainly due to an increase within the USG and A&D segments due to higher sales, inflationary impacts and MPE acquisition impacts.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $8.1 million and $24.6 million for the third quarter and first nine months of 2024, respectively, compared to $7.1 million and $21.0 million for the corresponding periods of 2023. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the third quarter and first nine months of 2024 compared to the corresponding periods of 2023 was mainly due to an increase in amortization of capitalized software and amortization of intangible assets related to the MPE and CMT acquisitions.

OTHER EXPENSES (INCOME), NET

Other expenses (income), net, was ($0.3) million in the third quarter of 2024 compared to $1.0 million of expenses in the third quarter of 2023. Other expenses, net, was $0.6 million in the first nine months of 2024 compared to $1.7 million of expenses in the first nine months of 2023. The principal component of other expenses, net, in the first nine months of 2024 was approximately $0.9 million of restructuring charges (primarily severance) within all three segments. The principal items included in other expenses, net, in the third quarter and first nine months of 2023 included a bad debt write-off of $0.5 million due to a customer bankruptcy within the A&D segment and approximately $0.5 million of restructuring costs (mainly severance) in the first nine months of 2023.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis. EBIT is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT was $40.5 million (15.5% of net sales) for the third quarter of 2024 compared to $38.0 million (15.3% of net sales) for the third quarter of 2023. For the first nine months of 2024, EBIT was $95.1 million (13.1% of net sales) compared to $84.2 million (12.3% of net sales) for the first nine months of 2023.

The following table presents a reconciliation of EBIT to net earnings.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Net earnings	$29,230	27,943	67,618	60,548
Plus: Interest expense, net	3,335	2,495	9,228	6,422
Plus: Income tax expense	7,942	7,563	18,229	17,207
Consolidated EBIT	$40,507	38,001	95,075	84,177

–Aerospace & Defense

EBIT in the third quarter of 2024 was $21.4 million (18.7% of net sales) compared to $21.7 million (20.9% of net sales) in the third quarter of 2023. EBIT in the first nine months of 2024 was $61.4 million (19.0% of net sales) compared to $53.0 million (18.6% of net sales) in the first nine months of 2023. EBIT in the third quarter of 2024 was negatively impacted by margin erosion on space development programs at VACCO, revenue mix, and inflationary pressures, partially offset by leverage on higher sales volumes and price increases. The increase in EBIT in the first nine months of 2024 compared to the corresponding period of 2023 was mainly driven by leverage on higher sales volumes and price increases, partially offset by inflationary pressures and mix. EBIT was negatively impacted by $0.4 million of restructuring charges (primarily severance) in the third quarter and first nine months of 2024. EBIT in the first nine months of 2023 was negatively impacted by a $0.6 million inventory step-up charge related to the CMT acquisition.

-USG

EBIT in the third quarter of 2024 was $22.2 million (24.5% of net sales) compared to $20.4 million (22.6% of net sales) in the third quarter of 2023. EBIT in the first nine months of 2024 was $57.4 million (22.0% of net sales) compared to $50.5 million (21.0% of net sales) in the first nine months of 2023. The increase in EBIT in the third quarter and first nine months of 2024 compared to the corresponding periods of 2023 was mainly due to leverage on higher sales volumes at Doble and NRG, price increases and mix, partially offset by inflationary pressures. EBIT was negatively impacted by $0.2 million of restructuring charges (primarily severance) in the first nine months of 2024.

-Test

EBIT in the third quarter of 2024 was $9.3 million (16.6% of net sales) compared to $8.6 million (15.6% of net sales) in the third quarter of 2023. EBIT in the first nine months of 2024 was $16.6 million (11.6% of net sales) compared to $21.3 million (13.5% of net sales) in the first nine months of 2023. The increase in EBIT in the third quarter of 2024 as compared to the corresponding period of 2023 was mainly due to higher sales volumes from the segment’s European operations driven by the MPE acquisition. The decrease in EBIT in the first nine months of 2024 compared to the corresponding period of 2023 was primarily due to lower sales volumes mainly from the segment’s U.S and Asian operations and inflationary pressures partially offset by price increases and cost reduction actions. In the first nine months of 2024, EBIT was negatively impacted by $0.3 million of inventory step-up charges related to the MPE acquisition and $0.2 million of restructuring charges.

–Corporate

Corporate costs included in EBIT were $12.3 million and $40.3 million in the third quarter and first nine months of 2024, respectively, compared to $12.7 million and $40.6 million in the corresponding periods of 2023. The decrease in Corporate costs in the third quarter and first nine months of 2024 as compared to the corresponding prior year periods was mainly due to executive management transition costs that were incurred in the prior year period.

INTEREST EXPENSE, NET

Interest expense was $3.3 million and $9.2 million in the third quarter and first nine months of 2024, respectively, and $2.5 million and $6.4 million in the corresponding periods of 2023. The increase in interest expense in the third quarter and first nine months of 2024 compared to the corresponding periods of 2023 was mainly due to higher average interest rates and higher average outstanding borrowings. The weighted average interest rates were 6.71% and 6.75% for the three and nine-month periods ending June 30, 2024, respectively, and 6.05% and 5.57% for the three and nine-month periods ending June 30, 2023.

INCOME TAX EXPENSE

The third quarter 2024 effective income tax rate was 21.4% compared to 21.3% in the third quarter of 2023. The effective income tax rate in the first nine months of 2024 was 21.2% compared to 22.1% for the first nine months of 2023. Income tax expense in the first nine months of 2024 was favorably impacted by discrete events that occurred during the second quarter of 2024 including the release of a foreign valuation allowance and excess tax benefit related to the vesting of share-based director compensation.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $341.7 million at June 30, 2024 from $266.4 million at September 30, 2023. Inventories increased by $35.2 million during this period due to a $16.0 million increase within the A&D segment, a $14.6 million increase within the USG segment and a $4.6 million increase within the Test segment resulting primarily from the timing of receipt of raw materials to meet anticipated demand and an increase in work in process and finished goods inventories due to timing of manufacturing existing orders. Accounts receivable increased by $15.0 million during this period mainly due to an approximately $9.0 million increase within the Test segment and an approximately $6.0 million increase within the A&D segment driven by timing of sales and collections.

Net cash provided by operating activities was $55.5 million and $29.2 million in the first nine months of 2024 and 2023, respectively. The increase in net cash provided by operating activities in the first nine months of 2024 as compared to the first nine months of 2023 was mainly driven by an increase in accounts receivable collections and higher earnings.

Capital expenditures were $24.9 million and $17.0 million in the first nine months of 2024 and 2023, respectively. The increase in the first nine months of 2024 compared to the prior year period was mainly due to an increase in building improvements and machinery & equipment within the A&D segment. In addition, the Company incurred expenditures for capitalized software of $8.6 million and $9.3 million in the first nine months of 2024 and 2023, respectively.

Subsequent Event

On July 8, 2024, the Company announced that it has agreed to acquire the Signature Management & Power (or the “Business”) business of Ultra Maritime for a purchase price of approximately $550 million. The transaction will be funded through cash on hand and incremental debt, with committed financing in place. Signature Management & Power is a provider of mission-critical signature and power management solutions for submarines and surface ships for the U.S. and UK naval defense markets. The Business is headquartered in Long Island, New York, operates out of four facilities based in the U.S. and the UK, and has approximately 410 employees. Signature Management & Power will become part of ESCO’s Aerospace & Defense segment and is expected to have approximately $175 million of revenue in calendar year 2024. The closing of the transaction is subject to certain conditions, including the (i) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the U.S. and (ii) receipt of clearance under the UK National Security and Investment Act of 2021.

Pursuant to a Commitment Letter entered into on July 8, 2024 between the Company and JPMorgan Chase Bank, N.A., on August 5, 2024 the Registrant and certain of its subsidiaries entered into Amendment No. 1 (the “Amendment”) to its Amended and Restated Credit Agreement dated August 30, 2023 (the “2023 Credit Agreement”) among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent thereunder, the initial lenders party thereto and Citibank, N.A. The Amendment, among other things, (i) implements a senior incremental delayed draw term loan credit facility in an aggregate principal amount of up to $375 million (the “Incremental Facility”), and (ii) permits the direct or indirect acquisition by the Registrant or certain of its subsidiaries of all of the issued and outstanding shares of Ultra PMES Limited, Measurement Systems, Inc., EMS Development Corporation, and DNE Technologies, Inc. (the “Transaction”), pursuant to and in accordance with the terms and conditions of that certain Sale and Purchase Agreement, dated July 8, 2024, among Ultra Electronics Holdings Limited, as parent seller, the Registrant, as guarantor, and certain of the Registrant’s subsidiaries as buyers. The proceeds of the loans drawn under the Incremental Facility will be applied to pay a portion of the cash consideration for the Transaction and other customary fees, premiums, expenses and costs incurred in connection with the Transaction. See further discussion of the transaction and financing arrangements in the Company’s Form 8-K’s filed on July 8, 2024 and August 7, 2024.

Acquisition

On November 9, 2023, the Company acquired MPE Limited (MPE), based in the United Kingdom, for a purchase price of approximately $56.2 million, net of cash acquired. MPE is a leading global manufacturer of high-performance EMC/EMP filters and capacitor products for military, utility, telecommunication, and other critical infrastructure applications. Since the date of acquisition, the operating results for the MPE business have been included as part of ETS-Lindgren in the Test segment. The Company paid a $0.2 million working capital settlement in the third quarter of fiscal 2024.

Credit Facility

At June 30, 2024, the Company had approximately $321 million available to borrow under its bank credit facility, a $250 million increase option, and $63.0 million cash on hand. At June 30, 2024, the Company had $173 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $5.5 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Share Repurchases

During the first nine months of 2024, the Company repurchased approximately 80,000 shares for approximately $8.0 million. For further information on the share repurchases during the third quarter of 2024, see Part II, Item 2 of this Report.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 17, 2023 to stockholders of record as of October 3, 2023. A dividend of $0.08 per share, totaling $2.1 million, was paid on January 19, 2024 to stockholders of record as of January 4, 2024. A dividend of $0.08 per share, totaling $2.1 million, was paid on April 16, 2024 to stockholders of record as of April 1, 2024. Subsequent to June 30, 2024, a dividend of $0.08 per share, totaling $2.1 million, was paid on July 19, 2024 to stockholders of record as of July 3, 2024.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES*

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
April 1-30, 2024	8,126	$99.65	8,126	$159.6 million
May 1-31, 2024	0	$ N/A	0	$159.6 million
June 1-30, 2024	0	$ N/A	0	$159.6 million
Total	8,126	$99.65	8,126	$159.6 million
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

In August 2024, the Company’s Board of Directors renewed the common stock repurchase program for an additional three years expiring September 30, 2027 on terms similar to those of the 2021-2024 program, but with a new maximum total repurchase amount of $200 million or the maximum amount permitted under the Company’s bank credit agreements, if less.

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 22, 2022

4.2	Amended and Restated Credit Agreement dated August 30, 2023	Exhibit 10.1 to the Company’s Form 8-K filed September 6, 2023

10.1	Tenth Amendment and Restatement of Employee Stock Purchase Plan effective May 5, 2024	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith

101.SCH	XBRL Schema Document*	Submitted herewith

101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith

101.DEF	XBRL Definition Linkbase Document*	Submitted herewith

101.LAB	XBRL Label Linkbase Document*	Submitted herewith

101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

104	Cover Page Interactive Data File (contained in Exhibit 101)	Submitted herewith
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

Dated: August 9, 2024