Form 10-K
period 2024-09-30
ESCO TECHNOLOGIES INC
filed 2024-11-29
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of trading on March 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the New York Stock Exchange closing price of $107.05 on March 28, 2024: approximately $2,750,000,000.*

*For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

Number of shares of Common Stock outstanding at November 13, 2024: 25,785,481.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Report incorporates by reference certain portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, which the registrant currently anticipates first sending to shareholders on or about December 16, 2024 (hereinafter, the “2024 Proxy Statement”).

i

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K regarding future events and the Company’s future results that are based on current expectations, estimates, forecasts and projections about the Company’s performance and the industries in which the Company operates are considered “forward-looking statements” within the meaning of the safe harbor provisions of the Federal securities laws. These include, without limitation, statements about: the adequacy of the Company’s buildings, machinery and equipment; the adequacy of the Company’s credit facilities and future cash flows; the outcome of litigation, claims and charges; future costs relating to environmental matters; the classification and the amount of the current portion of the Company’s long term debt and the timing of its repayment; the outlook for all or any part of the Company’s business, including amounts, timing and sources of future sales, revenues, sales growth, and comparisons with the current year; interest on Company debt obligations; the ability of expected hedging gains or losses to be offset by losses or gains on related underlying exposures; the Company’s ability to increase shareholder value; acquisitions; income tax expense and the Company’s expected effective tax rate; the future recognition of unrecognized compensation costs related to share-based compensation arrangements; the Company’s exposure to market risk related to interest rates and to foreign currency exchange risk; the likelihood of future variations in the Company’s assumptions or estimates used in recording contracts and expected costs at completion under the percentage of completion method; the Company’s estimates and assumptions as to future events used in the preparation of its financial statements; costs and estimated earnings from long-term contracts; valuation of inventories; estimates of uncollectible accounts receivable; the risk of goodwill impairment; the Company’s estimates utilized in software revenue recognition, non-cash depreciation and the amortization of intangible assets; the valuation of deferred tax assets; estimates of future cash flows and fair values in connection with the risk of goodwill impairment; amounts of NOL not realizable and the timing and amount of the reduction of unrecognized tax benefits; the effects of implementing recently issued accounting pronouncements; the completion and financial impact of the SM&P Acquisition; the future of VACCO or its Space business; and any other statements contained herein which are not strictly historical. Words such as expects, anticipates, targets, goals, projects, intends, plans, believes, estimates, variations of such words, and similar expressions are intended to identify such forward-looking statements.

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-K, and the Company undertakes no duty to update the information in this Form 10-K except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described herein under “Item 1A, Risk Factors,” and the following: the impacts of climate change and related regulation of greenhouse gases; the impacts of labor disputes, civil disorder, wars, elections, political changes, tariffs and trade disputes, terrorist activities, cyberattacks or natural disasters on the Company’s operations and those of the Company’s customers and suppliers; disruptions in manufacturing or delivery arrangements due to shortages or unavailability of materials or components, or supply chain disruptions; inability to access work sites; the timing, magnitude and content of future contract awards or customer orders; the timely appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties or data breaches; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; material changes in the cost of credit; changes in laws and regulations including but not limited to changes in accounting standards and taxation; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; the Company’s ability to successfully execute internal restructuring and other plans, including the successful completion of the SM&P Acquisition substantially on the contemplated terms and conditions; the integration and performance of recently acquired businesses; and the results of the strategic review of VACCO’s Space business.

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

Our business is focused on generating predictable and profitable long-term growth in sales and earnings through continued expansion of our product offerings across each of our business segments. Our corporate strategy is centered on a multi-segment portfolio serving our established high-growth, high-margin end markets through a number of wholly-owned direct and indirect subsidiaries. Our stock is listed on the New York Stock Exchange, where its ticker symbol is “ESE”.

Our fiscal year ends September 30. Throughout this Annual Report, unless the context indicates otherwise, references to a year (for example 2024) refer to our fiscal year ending on September 30 of that year, and references to the “Consolidated Financial Statements” refer to our Consolidated Financial statements included in the Financial Information section of this Annual Report beginning on page F-1, an Index to which is provided on page F-1.

We classify our business operations into three segments for financial reporting purposes, although for reporting certain financial information we treat Corporate activities as a separate segment. Our three operating segments during 2024, together with the significant domestic and foreign operating subsidiaries within each segment, are as follows:

Aerospace & Defense (A&D):

PTI Technologies Inc. (PTI)

VACCO Industries (VACCO)

Crissair, Inc. (Crissair)

Mayday Manufacturing Co. (Mayday)

Globe Composite Solutions, LLC (Globe, including Westland Technologies, Inc.)

Utility Solutions Group (USG):

Doble Engineering Company

Morgan Schaffer Ltd. (Morgan Schaffer)

I.S.A. – Altanova Group S.r.l. and affiliates (Altanova)

NRG Systems, Inc. (NRG)

Except as the context otherwise indicates, the term “Doble” as used herein includes Doble Engineering Company and ESCO’s other USG subsidiaries except NRG.

RF Test & Measurement (Test):

ETS-Lindgren Inc.

MPE Limited (MPE)

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

We are continually seeking ways to reduce our overall operating costs, streamline business processes and enhance the branding of our products and services. For example, in FY2023 we consolidated the businesses of Westland Technologies and Globe Composites into a single business managed by the Globe leadership team in Stoughton, MA, and repurposed Westland’s Modesto, California location into a focused manufacturing site in support of our broader Navy materials business.

We are also continuing to seek opportunities to supplement our growth by making strategic acquisitions. In November 2023 we acquired MPE Limited (MPE), a United Kingdom-based global manufacturer of high-performance products for military, utility, telecommunication and other critical infrastructure applications. In February 2023 we acquired CMT Materials, LLC and its affiliate Engineered Syntactic Systems, LLC (together, CMT). CMT is a leading supplier of syntactic materials for buoyancy and specialty applications, with expertise in designing and manufacturing custom syntactic foam components and systems utilized in industrial, oceanographic, military, and naval applications. In November 2021, we acquired Networks Electronic Company, LLC (NEco). NEco, based in Chatsworth, California, provides miniature electro-explosive devices utilized in mission-critical defense and aerospace applications. Information about these acquired businesses is provided in the following section, “Products,” and in Note 2 to the Consolidated Financial Statements.

As previously announced in July 2024, we have entered into a Sale and Purchase Agreement (“Purchase Agreement”) with Ultra Electronics Holdings Limited, a private limited liability company incorporated in England & Wales (“Ultra”), pursuant to which one or more wholly owned subsidiaries of the Company will acquire from Ultra or its subsidiaries Ultra’s Signature Management & Power (“SM&P”) business, including all of the issued and outstanding equity interests of (i) Ultra PMES Limited, a private limited liability company incorporated in England & Wales, (ii) Measurement Systems, Inc., a Delaware corporation, (iii) EMS Development Corporation, a New York corporation, and (iv) DNE Technologies, Inc., a Delaware corporation, for a total purchase price of approximately $550 million, plus or minus certain customary adjustments at closing and post-closing for cash, debt, working capital and transaction expenses as specified in the Purchase Agreement (the “SM&P Acquisition”). Although we have secured adequate financing for the SM&P Acquisition and the waiting period under the Hart-Scott-Rodino Act expired in August 2024, closing of the SM&P Acquisition remains subject to certain other conditions including the receipt of clearance under the United Kingdom’s National Security and Investment Act of 2021 (the “NSIA”). We submitted our filing for clearance under the NSIA in July 2024 and the UK government is assessing the SM&P Acquisition. We are optimistic that the assessment will be positively resolved and the required clearance will be obtained. The closing of the SM&P Acquisition will occur at a date mutually agreed between the Company and Ultra following the satisfaction of conditions to closing, with closing currently expected to occur in the second quarter of fiscal 2025. See Item 1A, “Risk Factors.”

In addition, as previously announced in August 2024, we are currently engaged in a strategic review of our Space business at VACCO. The results of this review could include, among other alternatives, a sale of VACCO or its Space business. The intent is to optimize our portfolio of businesses and create value for ESCO shareholders. This decision was made as part of our continued strategic portfolio analysis, which is focused on positioning us to serve high-growth markets that have high margin potential. During this review process, we remain committed to continuing the execution of our current Space programs to serve the needs of our customers.

Products

Our principal products are described below. See Note 9 to the Consolidated Financial Statements for financial information regarding business segments and 10% customers.

A&D

The A&D segment accounted for approximately 44%, 41% and 41% of our total revenue in 2024, 2023 and 2022, respectively. This segment has nine facilities in the United States and one in Mexico.

The segment’s operations consist of PTI, VACCO, Crissair, Mayday and Globe. The companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements, fluid control devices and precision-tolerance machined components used in aerospace and defense applications, unique filter mechanisms used in micro-

propulsion devices for satellites, custom designed filters for manned aircraft and submarines, products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; and miniature electro-explosive devices for military aircraft ejection seats and missile arming devices.

USG

Our USG segment accounted for approximately 36%, 36% and 32% of our total revenue in 2024, 2023 and 2022, respectively. This segment has eight facilities in the United States, one in Canada, and ten outside North America.

The segment’s operations consist primarily of Doble Engineering Company, Morgan Schaffer and Altanova (collectively, Doble), and NRG. Doble is an industry leader in the development, manufacture and delivery of diagnostic testing and data management solutions that enable electric power grid operators to assess the integrity of high-voltage, high-current and high-power delivery equipment. It combines three core elements for customers – diagnostic test instruments and condition monitoring systems, expert consulting, and testing services – and provides access to its large reserve of related empirical knowledge. Altanova provides a significant international platform for Doble by representing our products and solutions in markets outside North and South America and Canada. NRG is a global market leader in the design and manufacture of decision support tools for the renewable energy industry, primarily wind and solar.

Test

Our Test segment accounted for approximately 20%, 23% and 27% of our total revenue in 2024, 2023 and 2022, respectively. This segment has four facilities in the United States and seven outside the United States.

The segment’s operations consist primarily of ETS-Lindgren, an industry leader in designing and manufacturing products and systems to measure and control RF and acoustic energy for research and development, regulatory compliance, and medical and security applications. It serves the acoustics, medical, health and safety, electronics, wireless communications, automotive and defense markets, providing a broad range of turnkey systems, including RF test facilities and measurement systems, acoustic test enclosures, RF and magnetically shielded rooms, and secure communication facilities.

ETS-Lindgren also supplies a broad range of components including RF absorptive materials, filters, antennas, field probes, test cells, proprietary measurement software and other test accessories required to perform a variety of tests and measurements. It offers a variety of services including calibration and product tests accredited by the following organizations: American Association for Laboratory Accreditation, National Voluntary Laboratory Accreditation Program and CTIA-The Wireless Association Accredited Test Lab. MPE’s comprehensive standard suite of core products spans high performance feedthrough capacitors, high current power, telephone, data & control line filters, through to the latest range of High Altitude Electromagnetic Protection filters.

Marketing and Sales

Our products generally are distributed to customers through a domestic and foreign network of distributors, sales representatives, direct sales teams and in-house sales personnel.

Our sales to international customers accounted for approximately 28%, 30% and 30% of our total revenue in 2024, 2023 and 2022, respectively. See Note 9 to the Consolidated Financial Statements for financial information by geographic area. See Item 1A, “Risk Factors,” for a discussion of risks related to our international operations.

Government Contracts

Some of our products are sold to the U.S. Government either directly under contracts with the Army, Navy and Air Force as well as other Government agencies or indirectly under subcontracts with their prime contractors. Direct and indirect sales to the U.S. Government, primarily related to the A&D segment, accounted for approximately 27%, 23% and 25% of our total revenue in 2024, 2023 and 2022, respectively.

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

A number of products in the Aerospace & Defense segment are based on patented or otherwise proprietary technology that sets them apart from the competition, such as PTI’s metal fiber media filter elements and Westland’s signature reduction solutions. In addition, Globe has developed significant manufacturing and logistics capability utilized for special hull treatments for submarines.

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

Backlog

Total Company backlog of firm orders at September 30, 2024 was $879.0 million, representing an increase of $106.6 million (13.8%) from the backlog of $772.4 million at September 30, 2023. By segment, the backlog at September 30, 2024 and September 30, 2023, respectively, was $600.4 million and $484.1 million for A&D; $120.0 million and $133.5 million for USG; and $158.6 million and $154.8 million for Test. We estimate that as of September 30, 2024, domestic customers accounted for approximately 78% of our total firm orders and international customers accounted for approximately 22%. Of our total backlog at September 30, 2024, approximately 70% is expected to be completed in the fiscal year ending September 30, 2025.

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

Our Test segment is a vertically integrated supplier of electro-magnetic (EM) shielding, RF absorbing products and EMC/EMP/Tempest filters, producing most of its critical RF components itself. This segment purchases significant quantities of raw materials such as polyurethane foam, polystyrene beads, steel, aluminum, copper, nickel and wood. Accordingly, it is subject to price fluctuations in the worldwide raw materials markets. While ETS-Lindgren has long-term contracts with a number of its suppliers, performance of these contracts is vulnerable to the risks described in Item 1A.

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

Primary competitors of our A&D segment include Pall Corporation (a subsidiary of Danaher Corporation), Moog, Inc., Safran (Sofrance), CLARCOR Inc., TransDigm (PneuDraulics), Marotta Controls, Parker Hannifin, and Collins Aerospace.

Significant competitors of our USG segment include OMICRON Electronics Corp., Megger Group Limited, Vaisala, and Qualitrol Company LLC (a subsidiary of Fortive Corporation).

Our Test segment is a global leader in EM shielding. Significant competitors in this market include Rohde & Schwarz GMBH, Microwave Vision SA (MVG), TDK RF Solutions Inc., Albatross GmbH, IMEDCO AG, Universal Shielding Corp., and Schaffner.

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

Human Capital Management

As of September 30, 2024, we employed 3,281 persons, including 3,242 full time employees 20% of whom were located in 19 foreign countries.

We strive to be a responsible member of the communities in which we operate, and we are dedicated to preserving operational excellence and remaining an employer of choice. We provide and maintain a work environment that attracts, develops and retains top talent by offering our employees an engaging work experience that contributes to their career development. Through our charitable Foundation we provide opportunities for civic involvement that supports our communities and provides our employees with meaningful experiences that promote collaborative and rewarding work environments. We strive to maintain a culture that enables all employees to be treated with dignity and respect while performing their jobs to the best of their abilities. We operate in a supportive culture that incorporates strong ethical behavior and reinforces our human rights commitment through annual training on ethics, human rights, anti-human trafficking and anti-harassment.

Our engagement strategy focuses on attracting, developing and retaining world-class talent to maximize customer value. This year we conducted our first-ever global engagement survey which measured five primary engagement drivers as well as our company values: Integrity, Teamwork, Customer Service, Safety, Innovation and Quality. We had a significantly high response rate of 75% and overall engagement favorability of 81%, exceeding comparable benchmarks. The insights gained from the survey have informed leader actions to build on strengths and address areas of opportunity. Periodic engagement surveys will help measure progress against those actions.

Fewer than 3% of our workforce are contingent workers. We pride ourselves on maintaining a diverse, inclusive and safe work environment to inspire our employees to give their best efforts every day. In fact, over half of our employee base comes from demographically diverse backgrounds.

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

We recognize that our success is based on the talents and dedication of those we employ, and we are invested in their success. We make significant investments in the areas of talent development, technical skills and compliance training in areas such as supervisor training, professional coaching, ethics, safety, hazmat, ITAR, etc. For succession planning purposes, we focus on identifying high-potential future leaders and working with them on individual development plans and coaching.

Attracting and retaining a talented workforce is of utmost importance. Given the ever-changing talent market, we have looked to broaden the ways in which we can recognize and reward performance, including more frequent merit increases, market adjustments, spot bonuses and other creative ways to recognize and reward employees. By utilizing these and other measures, at the end of our fiscal year the average tenure of our workforce was 9 years. One-third of our employees have been with us for 10 or more years and over 50% of our employees have been with us for five or more years.

We are committed to the health and wellbeing of our employees and their families by encouraging participation in wellness programs. Generally, all our full-time employees, both domestic and international, are offered health and welfare benefits. We remain committed to our communities, including through financial support from the ESCO Foundation and through personal participation of our employees with a variety of local organizations, such as area food banks, blood drives, community outreach, Special Olympics, Habitat for Humanity, Big Brothers Big Sisters, United Way and many other favored local charities. We believe strong human capital is a competitive differentiator, and we focus on ensuring we have the right domestic and international talent in place to drive our strategic initiatives not only today but well into the future.

Workforce Composition

(As of September 30, 2024)

By Gender		By Race
Male	69%	Minorities	41%
Female	24%	White	37%
Unknown*	7%	Unknown*	22%

By Generation
Gen Z (1996-2015)	13%
Millennials (1977-1995)	40%
Gen X (1965-1976)	27%
Boomers (1946-1964)	20%
Silent (1945 & before)	<0.1%

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

Name	Age	Position(s) and Business Experience
Bryan H. Sayler	58

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

Christopher L. Tucker	53

Mr. Tucker has been Senior Vice President and Chief Financial Officer since April 2021. Since joining ESCO, he has prioritized broadening the capabilities of the finance and IT teams at ESCO while also strengthening financial reporting and planning systems. Prior to joining ESCO, Mr. Tucker worked at Emerson Electric Co. (NYSE:EMR) for 24 years, most recently as Vice President and Chief Financial Officer of Emerson’s Commercial and Residential Solutions business segment.

David M. Schatz	61

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

Risks Related to the Nature of our Business

Restrictions in authorized U.S. Government defense spending or changes in acquisition priorities could negatively impact our financial position and result of operations.

Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2024, approximately 27% of our revenues have been generated from sales to the U.S. Government or its contractors, primarily within our A&D segment. These sales are dependent on government funding of the underlying programs, which is generally subject to annual Congressional appropriations and periodic authorization of increases in the Government debt ceiling, and they may therefore be adversely affected not only by failure to obtain timely and adequate appropriations but also by extended Government shutdowns or by changes in priorities following the 2025 change in the Administration.

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

As of September 30, 2024, our twelve-month backlog was approximately $608 million, which represents confirmed orders we believe will be recognized as revenue within the next twelve months. There can be no assurance that our customers will purchase all the orders represented in our backlog, particularly as to contracts which are subject to the U.S. Government’s and its subcontractors’ ability to modify or terminate major programs or contracts, and if and to the extent that this occurs, our future revenues could be materially reduced.

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

In 2024, approximately 28% of our net sales were to customers outside the United States. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:

●	Changes in regulatory requirements or other executive branch actions, such as Executive Orders;
●	Changes in the global trade environment, including disputes with authorities in non-U.S. jurisdictions, including international trade authorities, that could impact sales and/or delivery of products and services outside the U.S. and/or impose costs on our customers in the form of tariffs, duties or penalties attributable to the importation of our products;
●	Trade restrictions against certain foreign-made products or entities may adversely affect our business and our ability to compete in certain markets;
●	Our business may also be impacted by the ongoing trade tensions between the U.S. and China which are causing U.S. goods to be viewed in a less favorable light by Chinese customers;
●	Changes to U.S. and non-U.S. government policies, including sourcing restrictions, requirements to expend a portion of program funds locally and governmental industrial cooperation or participation requirements;
●	Fluctuations in international currency exchange rates;

●	Volatility in international political and economic environments and changes in non-U.S. national priorities and budgets, which can lead to delays or fluctuations in orders;
●	Imposition of domestic and international taxes, export controls, tariffs, embargoes, sanctions (such as those imposed on Russia and Iran) and other trade restrictions;
●	Compliance with a variety of non-U.S. laws, as well as U.S. laws affecting the activities of U.S. companies abroad; and
●	Unforeseen developments and conditions, including terrorism, war, epidemics and international tensions and conflicts.

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

Adverse changes in the political situation in certain foreign countries in which we do business could cause a decline in revenues and adversely affect our financial condition. For example:

●	Our Test segment does significant business in Asia, and changes in the Chinese political climate, or economic or territorial aggression by China against Taiwan or other nearby countries, could significantly and negatively affect our business; also, cash generated by our business in China may not be available to fund our operations or other uses outside China due to possible imposition of restrictions or limitations on our ability to repatriate the cash, and although we attempt to repatriate cash on a regular basis to mitigate this risk, we may not be able to continue to do this in the future;
●	Several of our subsidiaries are based in Europe and could be negatively impacted by the ongoing conflicts between Russia and Ukraine, between Israel and Hamas in Gaza and Lebanon, or between Israel and Iran; if any of these conflicts were to expand in scope or spread beyond these countries, or if other conflicts were to develop, we would expect an increasingly unfavorable impact on our global business environment; and
●	Our international sales are also subject to other risks inherent in foreign commerce, including currency fluctuations and devaluations, differences in foreign laws, uncertainties as to enforcement of contract or intellectual property rights, and difficulties in negotiating and resolving disputes with our foreign customers.

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

Risks Related to our Manufacturing and Sales Operations and Technology

Cybersecurity Incidents and Related Data Breaches or Other Disruptions of Our Information Technology Systems Could Adversely Affect Our Business.

Global information technology security threats and targeted computer crime (e.g., computer hacking, malware, phishing and spamming attacks against online networking platforms) are increasing in frequency and sophistication and pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks through numerous measures, including implementation of standard cybersecurity controls, employee training and testing, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, we cannot guarantee that these efforts will always be successful. Further, although we do not believe we have experienced a material information security breach in the last three years, and we have incurred no material fines, settlement costs or other material expenses related to information security breaches, if we were to experience such a breach it could adversely affect our reputation and result in litigation, regulatory action, liability for fines, penalties and related expenses, and costs of implementing additional data protection procedures. In addition, even though we generally do not conduct business directly with retail or individual customers or consumers we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. Compliance with data privacy laws and regulations increases operational complexity, and failure to comply with legal or regulatory standards could subject us to fines and penalties, as well as legal and reputational risks, including proceedings against us by governmental entities or others. Although we maintain insurance coverage for data privacy risks, we cannot guarantee that our coverage will be adequate for all costs or losses incurred.

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

See Item 1C, Cybersecurity, for information on our cybersecurity risk management, strategy and governance.

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

Many of our A&D segment products are sold to be components in our customers' end products. If a customer discontinues a certain end-product line and we are unable to develop and successfully market replacement products there could be a significant decrease in our sales and an adverse effect on our operating results. For example, a substantial portion of PTI's revenue is generated from commercial aviation aftermarket sales. As certain aircraft are retired and replaced by newer aircraft, if we were unable to offer suitable products for the newer aircraft there could be a corresponding decrease in sales associated with our products which could adversely affect our operating results.

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

In addition, acquisitions of other companies, including but not limited to those encompassed in the SM&P Acquisition, involve numerous risks, including unexpected or unavoidable delays in consummation, possible failure to satisfy preconditions to closing or comply with post-closing terms, difficulties in the integration of the operations, technologies and products of the acquired companies, the potential exposure to unanticipated and undisclosed liabilities, the potential that expected benefits or synergies are not realized and that operating costs increase, the potential loss of key personnel, suppliers or customers of acquired businesses and the diversion of Management’s time and attention from other business concerns. Although we attempt to identify and evaluate the risks inherent in any acquisition, we may not properly ascertain or mitigate all such risks, and our failure to do so could have a material adverse effect on our business.

Our inability to hire or retain qualified key employees could affect our performance and revenues.

There is a risk of our losing key employees who have engineering and technical expertise. For example, our USG segment relies heavily on engineers with significant experience and reputation in the utility industry to furnish expert consulting services and support to customers, and our other segments similarly rely on qualified and experienced employees to carry on their businesses. Despite our active recruitment efforts, there remains a shortage of these qualified engineers and other employees because of hiring competition from other companies in the industry and a generally tight labor market. Losing current employees or qualified candidates to other employers or for other reasons could reduce our ability to provide services and negatively affect our revenues.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We maintain a data protection and cybersecurity risk management program based upon the National Institute of Standards and Technology (NIST) Cybersecurity framework and the Cybersecurity Maturity Model Certification (CMMC) program to assess, identify and manage cybersecurity risks. As part of this program, we maintain defensive network perimeter safeguards, internal mitigation and control features, continuous system and network monitoring, and contingency data protection. In the event of an incident, we intend to follow our detailed incident response plan, which provides a step-by-step framework to follow from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board of Directors, as appropriate.

As part of our risk management program, we regularly conduct vulnerability assessments, as well as internal user training and tabletop exercises. We also conduct self and third-party assessments of our cybersecurity risk management program to evaluate effectiveness and alignment with NIST and CMMC standards and industry best practices.

Our Company’s business strategy, results of operations and financial condition have not been materially affected, and we believe that they are not reasonably likely to be materially affected, by risks from cybersecurity threats, but we cannot provide assurance that the Company will not be materially affected in the future by such risks or any future material incidents. For more information about the cybersecurity risks we face, see Item 1A, “Risk Factors.”

Cybersecurity Governance

Our cybersecurity program is managed by a global internal team that addresses potential risks, implements processes to support our cybersecurity program and responds to potential cyber incidents. The team has decades of experience with varied certifications and includes our Senior Director of IT who has over 20 years of experience as an IT professional engaged in network architecture and cybersecurity. The internal team is supported by third party providers to expand coverage, expertise and responsiveness.

Annual risk assessments are performed and incorporated as part of our overall enterprise risk management process, which is overseen by our Board of Directors. Management regularly provides data protection and cybersecurity reports to the Audit Committee and the Board of Directors, which includes updates on cybersecurity initiatives, cybersecurity metrics and threat landscape.

Item 2. Properties

We believe our buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for our current production requirements and other needs.

At September 30, 2024, our physical properties, including those described in the table below, comprised approximately 2,319,000 square feet, of which approximately 799,500 square feet were owned and approximately 1,519,500 square feet were leased. The table below includes our principal physical properties. We do not believe any of the omitted properties, consisting primarily of office space, warehouse space and land held for possible future use, are individually or collectively material to our operations or business. See also Note 11 to the Consolidated Financial Statements.

			Principal Use(s)
			(M=Manufacturing,
			E=Engineering,
	Approx.	Owned / Leased (with	W=Warehouse,	Operating
Location	Sq. Ft.	Expiration Date)	O=Office)	Segment
Modesto, CA	181,500	Leased (9/30/2033)	M, E, W, O	A&D
Stoughton, MA	151,100	Leased (1/31/2037)	M, E, W, O	A&D
Denton, TX	145,000	Leased (9/30/2029, plus options)	M, E, W, O	A&D
Cedar Park, TX	130,000	Owned	M, E, W, O	Test
Oxnard, CA	127,400	Owned	M, E, W, O	A&D
South El Monte, CA	100,100	Owned	M, E, W, O	A&D
Durant, OK	100,000	Owned	M, W, O	Test
Valencia, CA	79,300	Owned	M, E, O	A&D
Marlborough, MA	79,100	Leased (2/28/2037)	M, E, W, O	USG
Hinesburg, VT	77,000	Owned	M, E, W, O	USG
Accident, MD	66,800	Owned	M, E, W, O	USG
South El Monte, CA	52,700	Leased (12/31/2024)	M, W, O	A&D
Liverpool, England	42,000	Owned	M, E, W, O	Test
Eura, Finland	41,500	Owned	M, E, W, O	Test
Montreal, Québec	38,400	Leased (8/31/2041)	M, E, W, O	USG
Tianjin, China	38,100	Leased (11/19/2027)	M, E, O	Test
Minocqua, WI	35,400	Owned	M, W ,O	Test
Bologna, Italy	28,200	Leased (8/13/2028)	M, E, W ,O	USG
Cedar Park, TX	28,000	Leased (8/31/2028)	M. W	Test
Ontario, CA	26,900	Leased (8/31/2025)	M, E, W ,O	USG
Chatsworth, CA	24,800	Leased (12/31/2025)	M, E, W ,O	A&D
St. Louis, MO	21,500	Leased (8/31/2025)	ESCO Corporate Office	Corporate
Attleboro, MA	20,500	Leased (3/31/2025)	M, E, W, O	A&D
Taino, Italy	18,000	Leased (various term ends)	M, E, W ,O	USG
Bangalore, India	17,000	Leased (2/28/2031)	M, E, W, O	Test
Zola Predosa, Italy	12,900	Leased (1/31/2029)	M, E, W ,O	USG
Morrisville, NC	11,600	Leased (1/31/2027, plus options)	O	USG
Wood Dale, IL	10,700	Leased (8/31/2029)	E, O	Test

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record. As of November 2, 2024, there were approximately 1,820 holders of record of our common stock.

Price Range of Common Stock and Dividends. Our common stock is listed on the New York Stock Exchange; its trading symbol is “ESE”.

Company Purchases of Equity Securities. For information about our common stock repurchase programs, please refer to Note 7 to the Consolidated Financial Statements. The Company did not repurchase any shares during the fourth quarter of 2024.

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

The measurement period begins on September 30, 2019 and measures at each September 30 thereafter. These figures assume that all dividends, if any, paid over the measurement period were reinvested, and that the starting values of each index and the investments in our common stock were $100 at the close of trading on September 30, 2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among ESCO Technologies Inc., the Russell 2000 Index,

and the S&P SmallCap 600 Industrials Index

	9/30/19	9/30/20	9/30/21	9/30/22	9/30/23	9/30/24
ESCO Technologies Inc.	$100.00	$101.77	$97.60	$93.39	$133.29	$165.10
Russell 2000 Index	100.00	100.39	148.25	113.42	123.55	156.61
S&P SmallCap 600 Industrials Index	100.00	94.09	137.98	119.49	154.61	207.57

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

This section includes comparisons of certain 2024 financial information to the same information for 2023. Year-to-year comparisons of the 2023 financial information to the same information for 2022 are contained in Item 7 of our Form 10-K for 2023 filed with the Securities and Exchange Commission on November 29, 2023 and available through the SEC’s website at https://www.sec.gov/edgar/searchedgar/companysearch.html.

Introduction

We classify our business operations into three segments for financial reporting purposes, although for reporting certain financial information we treat Corporate activities as a separate segment. Our three operating segments during 2024 were Aerospace & Defense (A&D), Utility Solutions Group (USG), and RF Test & Measurement (Test). Our operating segments are comprised of the following primary operating subsidiaries:

●	A&D: PTI Technologies Inc. (PTI); VACCO Industries (VACCO); Crissair, Inc. (Crissair); Globe Composite Solutions, LLC (Globe, including Westland Technologies, Inc.); and Mayday Manufacturing Co. (Mayday);.
●	USG: Doble Engineering Company, Morgan Schaffer Ltd. (Morgan Schaffer) and I.S.A. – Altanova Group S.r.l. and affiliates (Altanova) (collectively, Doble); and NRG Systems, Inc. (NRG).
●	Test: ETS-Lindgren Inc. (ETS-Lindgren) and MPE Limited (MPE).

A&D.  PTI, VACCO and Crissair primarily design and manufacture specialty filtration products, including hydraulic filter elements and fluid control devices used in commercial and defense aerospace applications, unique filter mechanisms used in micro-propulsion devices for satellites and custom designed filters for manned aircraft and submarines. Globe designs, develops and manufactures elastomeric-based signature reduction solutions for U.S. naval vessels. Mayday manufactures mission-critical bushings, pins, sleeves and precision-tolerance machined components for landing gear, rotor heads, engine mounts, flight controls, and actuation systems for the aerospace and defense industries.

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

Highlights of 2024

●	Sales and net earnings in 2024 were $1,026.8 million and $101.9 million, respectively, compared to sales and net earnings in 2023 of $956.0 million and $92.5 million, respectively.
●	Diluted EPS – GAAP for 2024 increased 10.1% to $3.94, compared to Diluted EPS – GAAP for 2023 of $3.58.

●	Diluted EPS – As Adjusted for 2024 was $4.18 excluding $8.0 million of pretax charges (or $0.24 per share after tax), consisting of debt financing and acquisition costs at Corporate primarily related to the pending SM&P Acquisition that was announced in July 2024, restructuring charges in the A&D, Test and USG segments, and MPE purchase accounting adjustments. Diluted EPS – As Adjusted for 2023 was $3.70 excluding $4.1 million of pretax charges (or $0.12 per share after tax), consisting of executive management transition costs and acquisition related costs at Corporate, CMT purchase accounting adjustments, and restructuring charges primarily within the A&D segment. See “Non-GAAP Financial Measures” below.

	Fiscal year ended
(Dollars in millions)	2024	2023
Diluted EPS – GAAP	$3.94	3.58
Debt financing costs related to pending SM&P Acquisition	0.09	—
Acquisition related costs	0.06	0.01
Restructuring adjustments	0.05	0.03
Purchase accounting adjustments	0.04	0.02
Executive management transition costs	—	0.06
Diluted EPS – As Adjusted	$4.18	3.70

●	At September 30, 2024, cash on hand was $66.0 million and outstanding debt was $122.0 million, for a net debt position (total debt less cash on hand) of approximately $56.0 million.
●	Entered orders for 2024 were $1,133.4 million resulting in a book-to-bill ratio of 1.10x. Backlog at September 30, 2024 was $879.0 million, an increase of $106.6 million, or 13.8%, compared to backlog of $772.4 million at September 30, 2023.
●	The Company declared dividends of $0.32 per share during 2024, totaling $8.2 million in dividend payments.

Results of Operations

Net Sales

			Change
	Fiscal year ended		2024
(Dollars in millions)	2024	2023	vs. 2023
A&D	$448.2	392.4	14.2%
USG	369.1	342.3	7.8%
Test	209.5	221.3	(5.3)%
Total	$1,026.8	956.0	7.4%

Net sales increased $70.8 million, or 7.4%, to $1,026.8 million in 2024 from $956.0 million in 2023. The increase in net sales in 2024 as compared to 2023 was mainly due to a $55.8 million increase in the A&D segment and a $26.8 million increase in the USG segment, partially offset by an $11.8 million decrease in the Test segment.

A&D.

The $55.8 million, or 14.2%, increase in net sales in 2024 as compared to 2023 was mainly due to a $15.7 million increase in commercial aerospace revenues, a $20.3 million increase in defense aerospace revenues and a $20.0 million increase in navy revenues.

By subsidiary, the $55.8 million increase in net sales in 2024 as compared to 2023 was due to an $18.1 million increase in net sales at PTI, a $12.6 million increase in net sales at Globe, a $10.1 million increase in net sales at Crissair, a $7.6 million increase in net sales at Mayday and a $7.4 million increase in net sales at VACCO.

USG.

The $26.8 million, or 7.8%, increase in net sales in 2024 as compared to 2023 was mainly due to an $18.9 million increase in net sales at Doble mainly due to higher shipments of condition monitoring products and service revenue partially offset by lower shipments of protection testing products, and a $7.9 million increase in net sales at NRG driven by higher shipments of solar products.

Test.

The $11.8 million, or 5.3%, decrease in net sales in 2024 as compared to 2023 was due to an $11.8 million decrease in sales from the Company’s U.S. operations and a $2.8 million decrease in sales from the Company’s Asian operations due to lower wireless, filters and acoustic volumes and timing of test and measurement chamber projects partially offset by a $2.8 million increase in sales from the segment’s European operations. MPE contributed $10 million in revenue in 2024 since the date of acquisition.

Orders and Backlog

New orders received were $1,133.4 million in 2024 and $1,033.3 million in 2023. Order backlog was $879.0 million at September 30, 2024, compared to order backlog of $772.4 million at September 30, 2023. Orders are entered into backlog as firm purchase order commitments are received.

By operating segment, 2024 orders were $564.5 million related to A&D products, $355.6 million related to USG products, and $213.3 million related to Test products, and 2023 orders were $468.2 million related to A&D products, $347.6 million related to USG products, and $217.5 million related to Test products.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $224.0 million, or 21.8% of net sales, in 2024, and $217.1 million, or 22.7% of net sales, in 2023. The $6.9 million increase in SG&A expenses in 2024 as compared to 2023 was mainly due to an increase within the A&D and USG segments due to higher sales; inflationary impacts; and MPE acquisition impacts.

Amortization of Intangible Assets

Amortization of intangible assets was $32.8 million in 2024 and $29.0 million in 2023, including $20.7 million and $18.8 million of amortization of acquired intangible assets in 2024 and 2023, respectively, related to our acquisitions. The amortization of acquired intangible assets related to acquisitions is included in the Corporate segment’s results. The remaining amortization expenses relate to other identifiable intangible assets (primarily software, patents and licenses), which are included in the respective segment’s operating results. The increase in amortization expense in 2024 as compared to 2023 was mainly due to an increase in amortization of capitalized software and amortization of intangible assets related to the MPE acquisition.

Other Expenses, Net

Other expenses, net, was $2.1 million in 2024, compared to other expenses, net, of $1.9 million in 2023. The principal component of other expenses, net, in 2024 was approximately $1.8 million of restructuring costs within the A&D, USG and Test segments (mainly severance charges). There were no individually significant items in other expenses, net in 2023.

Non-GAAP Financial Measures

The information reported herein includes the financial measures Diluted EPS As Adjusted, which we define as Diluted EPS excluding the per-share net impact of discrete debt financing and acquisition related costs at Corporate primarily related to the pending SM&P Acquisition, restructuring charges in the A&D, Test and USG segments (primarily severance) and purchase accounting charges related to the MPE acquisition in 2024; discrete compensation and acquisition related costs at Corporate, purchase accounting charges related to the CMT acquisition, and restructuring charges primarily within the A&D segment (primarily severance) in 2023; and the per-share net impact of discrete compensation and acquisition related costs, severance charges primarily within the A&D segment, and purchase accounting charges related to the Company’s acquisitions (Altanova and NEco) in 2022; EBIT, which we define as earnings before interest and taxes; and EBIT margin, which we define as EBIT expressed as a percentage of net sales. Diluted EPS –As Adjusted, EBIT on a consolidated basis, and EBIT margin on a consolidated basis are not recognized in accordance with U.S. generally accepted accounting principles (GAAP). However, we believe that EBIT and EBIT margin provide investors and Management with valuable information for assessing our operating results. Management evaluates the performance of our operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of our business segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations and incentive compensation. We believe that the presentation of EBIT, EBIT margin and Diluted EPS –As Adjusted provides important supplemental information to investors by facilitating comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. The use of non-GAAP financial measures is not intended to replace any measures of performance determined in accordance with GAAP.

EBIT

The reconciliation of EBIT to a GAAP financial measure is as follows:

(Dollars in millions)	2024	2023
Net earnings	$101.9	92.5
Add: Interest expense, net	15.2	8.8
Add: Income tax expense	28.0	26.4
EBIT	$145.1	127.7

EBIT by business segment is as follows:

			Change
	Fiscal year ended		2024
(Dollars in millions)	2024	2023	vs. 2023
A&D	$84.7	71.6	18.3%
% of net sales	18.9%	18.2%	—
USG	85.9	76.7	12.0%
% of net sales	23.3%	22.4%	—
Test	28.6	32.4	(11.7)%
% of net sales	13.7%	14.6%	—
Corporate	(54.1)	(53.0)	(2.1)%
Total	$145.1	127.7	13.6%
% of net sales	14.1%	13.4%	—

A&D

The $13.1 million, or 18.3%, increase in EBIT in 2024 as compared to 2023 was primarily due to leverage on higher sales volumes and price increases at Mayday, PTI, Crissair and Globe partially offset by a decrease in EBIT at VACCO due to margin erosion on certain space development contracts, revenue mix and inflationary pressures. EBIT in 2024 was negatively impacted by $1.2 million in restructuring charges (mainly severance).

USG

The $9.2 million, or 12.0%, increase in EBIT in 2024 as compared to 2023 was mainly due to leverage on higher sales volumes at Doble and NRG with a favorable product mix and price increases, partially offset by inflationary pressures and higher commissions related to increased sales. EBIT in 2024 was negatively impacted by $0.2 million of restructuring charges (mainly severance).

Test

The $3.8 million, or 11.7%, decrease in EBIT in 2024 as compared to 2023 was primarily due to a decrease in EBIT from the segment’s U.S. and Asian operations and inflationary pressure, partially offset by leverage on higher sales volumes from the segment’s European operations and price increases and cost reduction actions from the segment’s U.S. operations. EBIT in 2024 was negatively impacted by $0.3 million of inventory step-up charges related to the MPE acquisition and $0.2 million of restructuring charges (mainly severance).

Corporate

Corporate operating charges included in 2024 consolidated EBIT increased to $54.1 million as compared to $53.0 million in 2023 mainly due to an increase in professional fees, including acquisition related costs, and amortization expense of acquired intangible assets related to the Company’s recent acquisition of MPE.

The “Reconciliation to Consolidated Totals (Corporate)” in Note 9 to the Consolidated Financial Statements represents Corporate office operating charges.

Interest Expense, Net

Interest expense, net was $15.2 million and $8.8 million in 2024 and 2023, respectively. The increase in interest expense in 2024 was mainly due to the $3.1 million of debt financing costs related to the pending SM&P Acquisition, higher average interest rates and higher outstanding borrowings. The weighted average interest rates were 6.72% in 2024 compared to 5.82% in 2023. Average outstanding borrowings were $167 million in 2024 compared to $140 million in 2023.

Income Tax Expense

The effective tax rates for 2024 and 2023 were 21.6% and 22.2%, respectively. The decrease in the 2024 effective tax rate as compared to 2023 was primarily due to a decrease in non-deductible executive compensation partially offset by an increase in state income tax expense.

Cash repatriated to the U.S. is generally not subject to U.S. federal income taxes. No provision has been made in 2024 for foreign withholding or any applicable U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries where these earnings are considered indefinitely invested or otherwise retained for continuing international operations. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable.

The Organization for Economic Co-operation and Development’s (OECD) Global Anti-Base Erosion Model (Pillar Two) rules are effective beginning with the Company’s fiscal year ending September 30, 2025. Pillar Two rules generally provide for a 15 percent minimum effective tax rate in every jurisdiction in which the Company operates. At present, Pillar Two is not expected to have a significant impact on our consolidated financial statements or related disclosures.

Acquisitions

Information regarding our acquisitions during 2024, 2023 and 2022 is set forth in Note 2 to the Consolidated Financial Statements, which Note is incorporated by reference herein.

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

On July 8, 2024, the Company and certain of its wholly owned subsidiaries entered into a Sale and Purchase Agreement (“Purchase Agreement”) with Ultra Electronics Holdings Limited, a private limited liability company incorporated in England & Wales (“Ultra”), pursuant to which one or more wholly owned subsidiaries of the Company will acquire from Ultra or its subsidiaries Ultra’s Signature Management & Power (“SM&P”) business, including all of the issued and outstanding equity interests of (i) Ultra PMES Limited, a private limited liability company incorporated in England & Wales (“the UK Target Company”), (ii) Measurement Systems, Inc., a Delaware corporation, (iii) EMS Development Corporation, a New York corporation, and (iv) DNE Technologies, a Delaware corporation, for a purchase price of approximately $550 million, plus or minus certain customary adjustments at closing and post-closing for cash, debt, working capital and transaction expenses as specified in the Purchase Agreement (the “SM&P Acquisition”). The closing of the SM&P Acquisition is subject to certain conditions, including receipt of clearance under the UK National Security and Investment Act of 2021.

Capital Resources and Liquidity

Our overall financial position and liquidity are strong. Working capital (current assets less current liabilities) increased to $318.8 million at September 30, 2024 from $266.4 million at September 30, 2023. Accounts receivable increased by $42.1 million during 2024 mainly due to a $20.4 million increase within the A&D segment, a $12.2 million increase within the Test segment and a $9.5 million increase within the USG segment, driven by timing and higher sales volumes in the current year. Inventories increased by $25.1 million during 2024 mainly due to a $14.1 million increase within the A&D segment and a $10.8 million increase within the USG segment resulting primarily from the timing of finished goods and receipt of raw materials to meet anticipated demand and an increase in work in process inventories due to timing of manufacturing existing orders. Accounts payable increased by $11.4 million during 2024 mainly due to a $4.5 million increase within the A&D segment, a $3.1 million increase within the Test segment, a $2.3 million increase within the USG segment, and a $1.5 million increase at Corporate due to the timing of payments.

Net cash provided by operating activities was $127.5 million in 2024 and $76.9 million in 2023. The increase in net cash provided by operating activities in 2024 as compared to 2023 was mainly driven by higher net earnings and lower working capital requirements.

Net cash used in investing activities was $104.6 million in 2024 and $52.5 million in 2023. The increase in 2024 as compared to 2023 was mainly due to the MPE acquisition in the current year. Capital expenditures were $36.2 million in 2024 and $22.4 million in 2023. The increase in 2024 as compared to 2023 was mainly due to an increase in building improvements and machinery & equipment within the A&D segment. In addition, the Company incurred expenditures for capitalized software of $12.1 million in 2024 and $12.4 million in 2023.

There were no commitments outstanding that were considered material for capital expenditures at September 30, 2024.

Net cash used by financing activities was $0.8 million in 2024 and $78.3 million in 2023, primarily due to the increase in debt borrowings during 2024.

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

Dividends

During both 2024 and 2023 we paid a regular quarterly cash dividend at an annual rate of $0.32 per share, totaling $8.2 million and $8.3 million in 2024 and 2023, respectively.

Off-Balance-Sheet Arrangements

We had no off-balance-sheet arrangements outstanding at September 30, 2024.

Share Repurchases

During 2024, the Company repurchased approximately 80,500 shares for approximately $8.0 million. During 2023, the Company repurchased approximately 140,000 shares for approximately $12.4 million. The Company did not purchase any shares during the fourth quarter of 2024.

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

Approximately 52% of the A&D segment’s revenue (23% of consolidated revenue) is recognized over time as the products do not have an alternative use and either we have an enforceable right to payment for costs incurred plus a reasonable margin or the inventory is owned by the customer. Selecting the method to measure progress towards completion for our contracts requires judgment and is based on the nature of the products or services to be provided.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either revenue or operating costs and expenses. The aggregate impact of adjustments in contract estimates decreased our earnings before income tax and diluted earnings per share by approximately $13 million and $0.38 per share, respectively, in 2024.

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

Goodwill and Other Long-Lived Assets

Our Management annually reviews goodwill and other long-lived assets for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If we determine that the carrying value of the goodwill and other long-lived assets may not be recoverable, we record a permanent impairment charge for the amount by which the carrying value of the goodwill and other long-lived assets exceeds its fair value. We measure fair value based on a discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in each of our reporting units’ or asset groups’ current business models. Our estimates of cash flows and discount rate are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. We believe that Management’s estimates of future cash flows and fair value are reasonable; however, changes in estimates could result in impairment charges. At September 30, 2024 we have determined that no goodwill or other long-lived assets were impaired.

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

Item 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference to the Consolidated Financial Statements of the Company, the Notes thereto, and the related Reports of Independent Registered Public Accounting Firm of Grant Thornton LLP, as set forth in the Financial Information section of this Annual Report, an Index to which is provided on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”) carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-1(c)) and 15(c)5(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2024. The evaluation was conducted under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s Management, with participation of the Certifying Officers, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024 using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatement due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, using criteria established in Internal Control – Integrated Framework (2013) issued by COSO and concluded that the Company maintained effective internal control over financial reporting as of September 30, 2024, based on these criteria.

Our internal control over financial reporting as of September 30, 2024, has been audited by Grant Thornton, an independent registered public accounting firm, as stated in its report which is included herein and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of fiscal 2024, no director or officer (as defined in Securities and Exchange Commission Rule 16a-1(f)) of the Company adopted or terminated:

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, nominees and nominating procedures, Code of Ethics, Audit and Finance Committee, and non-compliance (if any) with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the sections captioned “Proposal 1: Election of Directors” and “Securities Ownership of Directors and Executive Officers” in the 2024 Proxy Statement.

Information regarding our executive officers is set forth in Item 1, “Business – Information about our Executive Officers,” above.

We have adopted an Insider Trading Policy encompassing policies and procedures governing the purchase, sale and/or other disposition of our securities by our directors, officers and employees or by the Company itself. Our Insider Trading Policy prohibits any director, officer or employee from trading in Company securities while in possession of material non-public information. In addition, the Insider Trading Policy strictly prohibits our directors, officers and employees from engaging in transactions in Company securities involving puts, calls or other derivative securities on an exchange or in any other organized market, selling Company securities “short”, or entering into hedging or similar arrangements (such as exchange funds) involving Company securities. The Insider Trading Policy also prohibits our directors, officers, corporate office employees, and other designated employees in management positions from pledging Company securities as collateral for a loan or holding Company securities in a margin account. These policies are intended to ensure that the executive officers, as well as other Company personnel in positions of authority, cannot offset or hedge against declines in the price of the Company stock they own or have a personal interest in the price of their shares which may be different from the interests of other shareholders generally. Our Insider Trading Policy has been reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of the NYSE. A copy of our Insider Trading Policy is filed with this Report as Exhibit 19.

Item 11. Executive Compensation

Information regarding our compensation committee and director and executive officer compensation is hereby incorporated by reference to the sections captioned “Committees – Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Proposal 2: Advisory Vote to Approve Executive Compensation” in the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the beneficial ownership of our common stock by our directors, director nominees and executive officers individually and as a group, and by any known holder of five percent or more of the common stock, is hereby incorporated by reference to the sections captioned “Securities Ownership of Directors and Executive Officers” and “Securities Ownership of Certain Beneficial Owners” in the 2024 Proxy Statement.

The following table summarizes certain information regarding shares of our common stock that may be issued pursuant to our equity compensation plans existing as of September 30, 2024:

	Number of securities to be		Weighted-average		Number of securities remaining available
	issued upon exercise of		exercise price of		for future issuance under equity
	outstanding options,		outstanding options,		compensation plans (excluding securities
Plan Category	warrants and rights (1)		warrants and rights		reflected in the first column) (1)
Equity compensation plans approved by security holders (2)	228,377	(3)	N/A	(4)	922,391	(5)
Equity compensation plans not approved by security holders (6)	68,493	(6)	N/A	(4)	21,316	(6)
Total	296,870		N/A	(4)	943,707
(1)

The number of shares is subject to adjustment for future changes in capitalization by stock splits, stock dividends and similar events. Does not include shares that may be purchased on the open market pursuant to the Company’s Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants may elect to have up to 10% of their current salary or wages withheld and contributed to one or more independent trustees for the purchase of shares. At the discretion of an officer of the Company, the Company or a domestic subsidiary or division may contribute cash in an amount not to exceed 20% of the amounts contributed by participants; however, the total number of shares purchased with the Company’s matching contributions after October 15, 2003 may not exceed 275,000. As of September 30, 2024, 659,983 shares had been purchased with the Company’s matching funds of which 247,961 were purchased after October 15, 2003.

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

(4)	The securities outstanding at September 30, 2024 have no exercise price.
(5)	Represents shares currently available for awards under the Omnibus Plan.
(6)

Consists of the Company’s Compensation Plan for Non-Employee Directors (the “Directors Compensation Plan”), under which the Company’s non-employee directors were compensated before 2021; since then the directors have been compensated under the Omnibus Plan. As of September 30, 2024, of the 400,000 shares authorized for issuance under the Directors Compensation Plan a total of 310,191 shares had been issued and approximately 68,493 shares had been elected by various directors to be issued on a deferred basis; the remaining 21,316 shares will be used, if at all, only to satisfy dividend accrual rights attached to deferred shares awarded prior to fiscal 2023 under the Directors Compensation Plan; however, all such accruals in fiscal 2024 were charged to the Omnibus Plan. Details of the directors’ compensation, including elective deferrals and dividend accrual rights, are hereby incorporated by reference to the section captioned “Directors Compensation” in the 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding transactions with related parties and the independence of our directors, nominees for directors and members of the committees of our board of directors is hereby incorporated by reference to the section captioned “Proposal 1: Election of Directors” in the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding our independent registered public accounting firm, its fees and services, and our Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services, is hereby incorporated by reference to the section captioned “Proposal 3: Ratification of Appointment of Independent Registered Pubic Accounting Firm” in the 2024 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:
(1)	Financial Statements. The Consolidated Financial Statements of the Company, and the Reports of Independent Registered Public Accounting Firm thereon of Grant Thornton LLP, are included in the Financial Information section of this Report beginning on page F-1; an Index thereto is set forth on page F-1.
(2)	Financial Statement Schedules. Financial Statement Schedules are omitted because either they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.
(3)	Exhibits. The following exhibits are filed with this Report or incorporated herein by reference to the document location indicated:

Exhibit No.		Description	Document Location
3.1(a)		Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999
3.1(b)		Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000
3.1(c)		Articles of Merger, effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000
3.1(d)		Amendment to Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018
3.2		Bylaws of the Company	Exhibit 3.1 to the Company’s Form 8-K filed November 22, 2022
4.1(a)		Description of Common Stock	Exhibit 4.1(a) to the Company’s Form 10-K for the fiscal year ended September 30, 2019
4.1(b)		Specimen revised Common Stock Certificate	Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2010
4.2		Amended and Restated Credit Agreement dated as of August 30, 2023, incorporated by reference to Exhibit 10.1(a) hereto	Exhibit 10.1(a) hereto
10.1(a)

Amended and Restated Credit Agreement dated as of August 30, 2023 (the 2023 Credit Agreement), among ESCO Technologies Inc., the foreign subsidiary Borrowers party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain other Lenders and Departing Lenders as defined therein

Exhibit 10.1 to the Company’s Form 8-K filed September 6, 2023
10.1(b)		Commitment Letter dated July 8, 2024 with JP Morgan Chase Bank N.A., relating to amendment of the 2023 Credit Agreement	Filed herewith
10.1(c)		Amendment No. 1 to the 2023 Credit Agreement, dated as of August 5, 2024	Filed herewith
10.2		Form of Indemnification Agreement with each of ESCO’s non-employee directors	Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2012

Exhibit No.		Description	Document Location
10.3(a)	*	Compensation Plan For Non-Employee Directors, as amended and restated to reflect all amendments through December 8, 2020	Exhibit 10.1 to the Company’s Form 8-K filed December 9, 2020
10.3(b)	*	Sub-Plan for Compensation of Non-Employee Directors under 2018 Omnibus Incentive Plan	Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2022
10.3(c)	*	Form of Director Share Award Agreement (Non-Employee Director) (FY2024)	Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2024
10.4(a)	*	2018 Omnibus Incentive Plan as Amended and Restated November 17, 2020	Exhibit 10.3 to the Company’s Form 8-K filed November 19, 2020
10.4(b)	*	2018 Omnibus Incentive Plan as Amended and Restated February 3, 2023	Exhibit 10.1 to the Company’s Form 8-K filed February 8, 2023
10.5(a)	*	Form of Restricted Share Unit (RSU) Awards to Executive Officers under 2018 Omnibus Incentive Plan (FY 2021)	Exhibit 10.2 to the Company’s Form 10-Q filed August 9, 2021
10.5(b)	*	Form of Restricted Share Unit (RSU) Awards to Executive Officers under 2018 Omnibus Incentive Plan (FY 2022)	Exhibit 10.1 to the Company’s Form 10-Q filed August 9, 2022
10.5(c)	*	Form of Restricted Share Unit (RSU) Awards to Executive Officers under 2018 Omnibus Incentive Plan (FY 2023-2024)	Exhibit 10.1 to the Company’s Form 10-Q filed August 9, 2023
10.6(a)	*	Form of Performance Share Unit (PSU) Awards to Executive Officers under 2018 Omnibus Incentive Plan (FY 2022, 2023)	Exhibit 10.1 to the Company’s Form 10-Q filed February 9, 2022
10.6(b)	*	Form of Performance Share Unit (PSU) Awards to Executive Officers under 2018 Omnibus Incentive Plan (FY 2024)	Exhibit 10.1 to the Company’s Form 10-Q filed February 9, 2024
10.7(a)	*	Ninth Amendment and Restatement of Employee Stock Purchase Plan, effective February 5, 2019	Exhibit 10.1 to the Company’s Form 8-K filed February 7, 2019
10.7(b)	*	Tenth Amendment and Restatement of Employee Stock Purchase Plan, effective May 6, 2024	Exhibit 10.2 to the Company’s Form 10-Q filed August 9, 2024
10.8	*	Performance Compensation Plan as amended August 2, 2023 effective October 2, 2023	Exhibit 10.2 to the Company’s Form 8-K filed October 3, 2023
10.9	*	Fourth Amended and Restated Severance Plan dated November 17, 2020	Exhibit 10.2 to the Company’s Form 8-K filed November 19, 2020
10.10(a)	*	Amendment to Employment Agreement with Victor L. Richey effective January 1, 2023	Exhibit 10.1 to the Company's Form 8-K filed January 6, 2023
10.10(b)	*	Transition Award Agreement with Victor L. Richey effective January 3, 2023	Exhibit 10.2 to the Company’s Form 8-K filed January 6, 2023
10.11	*	Employment and Compensation Agreement with Bryan H. Sayler effective January 1, 2023	Exhibit 10.3 to the Company’s Form 8-K filed January 6, 2023
10.12(a)	*	Employment and Compensation Agreement with Christopher L. Tucker effective April 30, 2021	Exhibit 10.4 to the Company’s Form 10-Q filed August 9, 2021
10.12(b)	*	Form of Restricted Stock Unit Award to Christopher L. Tucker dated February 3, 2023	Exhibit 10.5 to the Company’s Form 10-Q filed May 10, 2023
10.13	*	Employment and Compensation Agreement with David M. Schatz effective April 30, 2021	Exhibit 10.5 to the Company’s Form 10-Q filed August 9, 2021

Exhibit No.		Description	Document Location
10.14	*	ESCO Technologies Deferred Compensation Plan, Approved August 1, effective March 1, 2025	Filed herewith
10.15

Sale and Purchase Agreement dated July 8, 2024 relating to the sale of all the shares In Ultra PMES Limited and Measurement Systems, Inc. and EMS Development Corporation and DNE Technologies, Inc., between Ultra Electronics Holdings Limited as Parent Seller and ESCO Maritime Solutions Ltd. and ESCO Technologies Holding LLC as Buyers and ESCO Technologies Inc. as Guarantor

Filed herewith
19		Insider Trading Policy	Filed herewith
21		Subsidiaries of the Company	Filed herewith
23		Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1		Certification of Chief Executive Officer	Filed herewith
31.2		Certification of Chief Financial Officer	Filed herewith
32	**	Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith
97.1		Compensation Recovery Policy, adopted effective February 4, 2010	Exhibit 10.6 to the Company’s Form 8-K filed February 10, 2010
97.2		Supplemental Clawback Policy, adopted August 2, 2023 effective October 2, 2023	Exhibit 10.1 to the Company’s Form 8-K filed October 3, 2023
101.INS	***	Inline XBRL Instance Document	Submitted herewith
101.SCH	***	Inline XBRL Schema Document	Submitted herewith
101.CAL	***	Inline XBRL Calculation Linkbase Document	Submitted herewith
101.LAB	***	Inline XBRL Label Linkbase Document	Submitted herewith
101.PRE	***	Inline XBRL Presentation Linkbase Document	Submitted herewith
101.DEF	***	Inline XBRL Definition Linkbase Document	Submitted herewith
104	***	Cover Page Inline Interactive Data File (contained in Exhibit 101)	Submitted herewith

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

ESCO TECHNOLOGIES INC.

By:	/s/ Bryan H. Sayler
Bryan H. Sayler
Chief Executive Officer and President

Date:	November 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan H. Sayler	Chief Executive Officer (Principal Executive Officer), President and Director	November 29, 2024
Bryan H. Sayler

/s/ Christopher L. Tucker	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2024
Christopher L. Tucker

/s/ David A. Campbell	Director	November 29, 2024
David A. Campbell

/s/ Penelope M. Conner	Director	November 29, 2024
Penelope M. Conner

/s/ Patrick M. Dewar	Director	November 29, 2024
Patrick M. Dewar

/s/ Janice L. Hess	Director	November 29, 2024
Janice L. Hess

/s/ Vinod M. Khilnani	Director	November 29, 2024
Vinod M. Khilnani

/s/ Leon J. Olivier	Director	November 29, 2024
Leon J. Olivier

/s/ Robert J. Phillippy	Director	November 29, 2024
Robert J. Phillippy

/s/ Gloria L. Valdez	Director	November 29, 2024
Gloria L. Valdez

FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ESCO Technologies Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ESCO Technologies Inc. (a Missouri corporation) and subsidiaries (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 29, 2024, expressed an unqualified opinion.

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

Revenue Recognition – Estimate of contract costs expected at completion

As described further in note 1 and 12 to the financial statements, the Company’s Aerospace & Defense and Test segments enter into certain long-term fixed price contracts with their customers to produce certain products that do not have an alternative use to the Company and for which the Company has an enforceable right to payment for costs incurred to date plus a reasonable margin. For the Aerospace & Defense segment, the Company uses a cost-to-cost method to recognize the revenue for these contracts over time. Using the cost-to-cost method, the Company measures progress to contract completion using the ratio of contracts’ costs incurred to date compared to estimated total contract cost at completion. Judgment is required in estimating the total contract cost at completion due to the unique specifications and requirements for each individual contract relating to the design, development, manufacturing, and installation of the build-to-spec products.

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

Our audit procedures related to the estimated total contract costs at completion include the following, among others. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition and job cost processes. This included controls over the accumulation and estimation of costs to complete the contracts. For a selection of completed contracts, we compared the Company’s initial estimated costs and profit margin to the actual costs and profit margin to assess the Company’s ability to accurately estimate costs. We also tested the Company’s assumptions for labor hours, materials, and overhead to be incurred for a selection of in-process contracts by:

●	inspecting a sample of underlying contracts, including any applicable amendments, to obtain an understanding of the contractual requirements and deliverables and the nature of the costs necessary to fulfill those contracts.
●	assessing the progress towards completion by performing inquiries of key financial and operational executives to evaluate the progress to date and factors impacting the estimated total contract costs expected at completion as well as attending certain regular operational meetings to observe discussions over progress and total estimated remaining costs.
●	comparing the actual costs incurred to date, as a percentage of the estimated total contract costs at completion, and comparing that to the revenue recognized to date.
●	comparing the margins experienced to date on in-process contracts to margins for similar contracts completed during the year.
●	evaluating the estimates for indicators of management bias through the procedures described above.

We have served as the Company’s auditor since 2021.

/s/ GRANT THORNTON LLP

St. Louis, Missouri

November 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ESCO Technologies Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ESCO Technologies Inc. (a Missouri corporation) and subsidiaries (the “Company”) as of September 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2024, and our report dated November 29, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

St. Louis, Missouri

November 29, 2024

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
Years ended September 30,	2024	2023	2022
Net sales	$1,026,759	956,033	857,502
Costs and expenses:
Cost of sales	622,741	580,377	525,457
Selling, general and administrative expenses	224,015	217,110	195,127
Amortization of intangible assets	32,804	28,953	25,936
Interest expense, net	15,247	8,769	4,851
Other expenses (income), net	2,063	1,877	(304)
Total costs and expenses	896,870	837,086	751,067
Earnings before income tax	129,889	118,947	106,435
Income tax expense	28,008	26,402	24,115
Net earnings	$101,881	92,545	82,320

Earnings per share:
Basic:
Net earnings	$3.95	3.59	3.17
Diluted:
Net earnings	$3.94	3.58	3.16
Average common shares outstanding (in thousands):
Basic	25,774	25,802	25,933
Diluted	25,872	25,879	26,067

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)
Years ended September 30,	2024	2023	2022
Net earnings	$101,881	92,545	82,320
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,194	7,795	(28,876)
Amortization of prior service costs, actuarial losses and other	—	—	(727)
Total other comprehensive income (loss), net of tax	13,194	7,795	(29,603)
Comprehensive income	$115,075	100,340	52,717

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
As of September 30,	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$65,963	41,866
Accounts receivable, less allowance for credit losses of $2,734 and $2,264 in 2024 and 2023, respectively	240,680	198,557
Contract assets, net	130,534	138,633
Inventories	209,164	184,067
Other current assets	22,308	17,972
Total current assets	668,649	581,095

Property, plant and equipment:
Land and land improvements	12,395	12,382
Buildings and leasehold improvements	125,722	112,765
Machinery and equipment	209,036	186,866
Construction in progress	20,708	18,169
	367,861	330,182

Less accumulated depreciation and amortization	(197,265)	(174,698)
Net property, plant and equipment	170,596	155,484

Intangible assets, net	407,602	392,124
Goodwill	539,899	503,177
Operating lease assets, net	37,744	39,839
Other assets	14,130	11,495

Total Assets	$1,838,620	1,683,214

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
As of September 30,	2024	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	98,371	86,973
Contract liabilities, net	124,845	112,277
Accrued salaries	47,651	43,814
Accrued other expenses	58,987	51,587
Total current liabilities	349,854	314,651

Deferred tax liabilities, net	75,333	75,531
Non-current operating lease liabilities	34,810	36,554
Other liabilities	39,273	43,336
Long-term debt	102,000	82,000
Total liabilities	601,270	552,072

Shareholders’ equity:

Preferred stock, par value $.01 per share, authorized 10,000,000 shares
Common stock, par value $.01 per share, authorized 50,000,000 shares; issued 30,809,483 and 30,781,699 shares in 2024 and 2023 respectively	308	308
Additional paid-in capital	311,942	304,850
Retained earnings	1,082,950	989,315
Accumulated other comprehensive loss, net of tax	(10,775)	(23,969)
	1,384,425	1,270,504

Less treasury stock, at cost (5,056,771 and 4,995,414 common shares in 2024 and 2023, respectively)	(147,075)	(139,362)
Total shareholders’ equity	1,237,350	1,131,142

Total Liabilities and Shareholders’ Equity	$1,838,620	1,683,214

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, September 30, 2021	30,666	$307	297,644	830,989	(2,161)	(107,083)	1,019,696

Comprehensive income (loss):
Net earnings	—	—	—	82,320	—	—	82,320
Net unrecognized actuarial loss – SERP	—	—	—	—	(727)	—	(727)
Translation adjustments, net of tax of $0	—	—	—	—	(28,876)	—	(28,876)

Cash dividends declared ($0.32 per share)	—	—	—	(8,287)	—	—	(8,287)
Purchases of common stock into treasury	—	—	—	—	—	(19,878)	(19,878)
Stock compensation plans, net of tax of $0	42	—	3,909	—	—	—	3,909

Balance, September 30, 2022	30,708	$307	301,553	905,022	(31,764)	(126,961)	1,048,157

Comprehensive income (loss):
Net earnings	—	—	—	92,545	—	—	92,545
Translation adjustments, net of tax of $0	—	—	—	—	7,795	—	7,795

Cash dividends declared ($0.32 per share)	—	—	—	(8,252)	—	—	(8,252)
Purchases of common stock into treasury	—	—	—	—	—	(12,401)	(12,401)
Stock compensation plans, net of tax of $0	74	1	3,297	—	—	—	3,298

Balance, September 30, 2023	30,782	$308	304,850	989,315	(23,969)	(139,362)	1,131,142

Comprehensive income (loss):
Net earnings	—	—	—	101,881	—	—	101,881
Translation adjustments, net of tax of $0	—	—	—	—	13,194	—	13,194

Cash dividends declared ($0.32 per share)	—	—	—	(8,246)	—	—	(8,246)
Purchases of common stock into treasury	—	—	—	—	—	(7,998)	(7,998)
Stock compensation plans, net of tax of $0	27	—	7,092	—	—	285	7,377

Balance, September 30, 2024	30,809	$308	311,942	1,082,950	(10,775)	(147,075)	1,237,350

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
Years ended September 30,	2024	2023	2022
Cash flows from operating activities:
Net earnings	$101,881	92,545	82,320
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55,409	50,523	48,343
Stock compensation expense	8,599	8,910	7,320
Changes in assets and liabilities	(29,385)	(68,821)	(11,654)
Effect of deferred taxes on tax provision	(8,962)	(6,267)	8,946
Net cash provided by operating activities	127,542	76,890	135,275
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(56,383)	(17,694)	(10,906)
Capital expenditures	(36,166)	(22,377)	(32,101)
Additions to capitalized software	(12,090)	(12,397)	(12,912)
Net cash used by investing activities	(104,639)	(52,468)	(55,919)
Cash flows from financing activities:
Proceeds from long-term debt	217,000	103,000	100,000
Principal payments on long-term debt	(197,000)	(154,000)	(101,000)
Dividends paid	(8,246)	(8,252)	(8,268)
Purchases of common stock into treasury	(7,998)	(12,401)	(19,878)
Debt issuance costs	(2,988)	(1,826)	—
Other	(1,541)	(4,851)	(2,976)
Net cash used by financing activities	(773)	(78,330)	(32,122)
Effect of exchange rate changes on cash and cash equivalents	1,967	(1,950)	(5,742)
Net increase (decrease) in cash and cash equivalents	24,097	(55,858)	41,492
Cash and cash equivalents at beginning of year	41,866	97,724	56,232
Cash and cash equivalents at end of year	$65,963	41,866	97,724

Changes in assets and liabilities:
Accounts receivable, net	$(40,928)	(32,151)	(17,676)
Contract assets and liabilities, net	20,869	(26,025)	(12,419)
Inventories	(23,486)	(18,466)	(13,788)
Other assets and liabilities	(8,407)	434	9,412
Accounts payable	10,702	7,045	21,985
Accrued expenses	11,865	342	832
	$(29,385)	(68,821)	(11,654)
Supplemental cash flow information:
Interest paid	$14,535	8,662	2,835
Income taxes paid (including state & foreign)	38,007	30,244	9,856

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

B.      Basis of Presentation

Our fiscal year ends on September 30. Throughout the Consolidated Financial Statements, unless the context indicates otherwise, references to a year (for example 2024) refer to fiscal year ending on September 30 of that year. Certain items have been reclassified in the prior year financial statements to conform to the presentation and classifications used in the current year. These reclassifications have no effect on the Company’s consolidated results, financial position or cash flows.

C.      Nature of Operations

We are organized based on the products and services we offer and we currently classify our business operations in three segments for financial reporting purposes: Aerospace & Defense (A&D), Utility Solutions Group (USG), and RF Test & Measurement (Test).

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

A&D: Within the A&D segment, approximately 48% of revenues (approximately 21% of consolidated revenues) are recognized at a point in time when products are shipped (when control of the goods transfers) to unaffiliated customers. The related contracts are with commercial and military customers and have a single performance obligation as there is only one good promised or the promise to transfer the goods or services is not distinct or separately identifiable from other promises in the contract. The transaction price for these contracts reflects our estimate of returns and discounts, which are based on historical, current and forecasted information to determine the expected amount to which we will be entitled in exchange for transferring the promised goods or services to the customer. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant. Amounts billed to customers for shipping and handling are included in the transaction price as the related activities are performed prior to the customer obtaining control of the products. They generally are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer and are expensed in cost of goods sold in the period they are incurred. Taxes collected from customers and remitted to government authorities are recorded on a net basis. We primarily provide standard warranty programs for products in our commercial businesses for periods that typically range from one to two years. These assurance-type programs typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation.

Approximately 52% of the segment’s revenues (approximately 23% of consolidated revenues) are accounted for over time as the product does not have an alternative use and we have an enforceable right to payment for costs incurred plus a reasonable margin or the inventory is owned by the customer. The related contracts are primarily cost-plus or fixed price contracts related to the design, development and manufacture of complex fluid control products, quiet valves, manifolds, shock and vibration dampening, thermal insulation and systems primarily for the commercial aerospace and military (U.S. Government) markets. The contracts may contain multiple products, which are capable of being distinct as the customer could benefit from each product on its own or together with other readily available resources. Each product is separately identifiable from the other products in the contract. Therefore, each product is distinct in context of the contract and will be accounted for as a separate performance obligation. Our contracts are frequently modified for changes in contract specifications and requirements. Most of our contract modifications are for products that are not distinct from the existing contract and are accounted for as part of that existing contract.

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

Approximately 18% of the segment’s revenues (approximately 7% of consolidated revenues) are recognized over time as services are performed. The services accounted for under this method include an obligation to provide testing services using hardware and embedded software, software maintenance, training, lab testing, and consulting services. Typically, the related contracts contain a bundle of goods and services that are integrated in the context of the contract. Therefore, the goods and services are not distinct and we have a single performance obligation. Selecting the method to measure progress towards completion for these contracts requires judgment and is based on the nature of the products and service to be provided. We will recognize revenue as a series of distinct services based on each day of providing services (straight-line over the contract term) for our USG segment contracts. The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration as applicable. Under the typical payment terms of our service contracts, the customer pays us in advance of when services are performed. Because of the timing difference of revenue recognition and customer payment, which is typically received upon commencement of the contract, these contracts result in deferred revenue, which we present as contract liabilities, in the Consolidated Balance Sheets.

Included in this category, approximately 4% of the segment’s revenues (approximately 2% of consolidated revenues) are recognized based on the terms of the respective software contract. For contracts that transfer a software license to the customer, revenue will be recognized at a point in time. These type of software contracts represent a right to use the software, or a functional license, in which revenue should be recognized upon transfer of the license. For contracts in software as a service (SaaS) arrangements, revenue will be recognized over time. The customer receives and consumes the benefits of the SaaS arrangement through access to the system which is for a stated period. We will recognize revenue based on each day of providing access (straight-line over the contract term). The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration as applicable. Under the typical payment terms of our software contracts, the customer pays us in advance of when services are performed. Because of the timing difference of revenue recognition and customer payment, these contracts result in deferred revenue, which we present as contract liabilities, in the Consolidated Balance Sheets.

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

Approximately 80% of the segment’s revenues (approximately 16% of consolidated revenues) are recorded over time as the product does not have an alternative use and we have an enforceable right to payment for costs incurred plus a reasonable margin. Products accounted for under this guidance include the construction and installation of test chambers to a buyer’s specifications that provide its customers with the ability to measure and contain magnetic, electromagnetic and acoustic energy. The goods and services related to each installed test chamber are not distinct due to the significant amount of integration provided and each installed chamber is accounted for as a single performance obligation. Selecting the method to measure progress towards completion for these contracts requires judgment and is based on the nature of the products and service to be provided. We use milestones to measure progress for our Test segment contracts because it best depicts the transfer of control to the customer that occurs as we incur costs on our contracts. For arrangements that are accounted for under this guidance, we estimate profit as the difference between total revenue and total estimated cost of a contract and recognize these revenues and costs based primarily on contract milestones. The transaction price for our contracts is typically fixed price and represents our best estimate of the consideration we will receive.

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

F.      Cash and Cash Equivalents

Cash equivalents include temporary investments that are readily convertible into cash, such as money market funds, with original maturities of three months or less. Some of our cash is deposited with financial institutions located throughout the U.S. and at banks in foreign countries where we operate subsidiary offices, and at times may exceed insured limits. Cash and cash equivalents held in foreign bank accounts totaled $59.9 million at September 30, 2024 and we routinely repatriate cash from our foreign subsidiaries.

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

I.      Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are computed primarily on a straight-line basis over the estimated useful lives of the assets: buildings, 10–40 years; machinery and equipment, 3–10 years; and office furniture and equipment, 3–10 years. Leasehold improvements are amortized over the remaining term of the applicable lease or their estimated useful lives, whichever is shorter. Long-lived tangible assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized based on fair value.

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

K.      Goodwill and Other Long-Lived Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in business acquisitions. Management annually reviews goodwill and other long-lived assets with indefinite useful lives for impairment or whenever events or changes in circumstances indicate the carrying amount may be less than fair value. If we determine that the carrying value of the long-lived asset or reporting unit is less than fair value, we record a permanent impairment charge for the amount by which the carrying value of the long-lived asset exceeds its fair value. We measure the fair value of our reporting units based on a discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in each of our reporting units’ current business models. We determine the fair value of trade names using a generally accepted valuation method based on an income approach called the relief from royalty method. During 2024, Management performed a quantitative impairment analysis, which included a detailed calculation of the fair value of our trade names and reporting units related to certain reporting units within these segments. A Step 0 analysis was performed on the other reporting units for which a quantitative analysis was not performed. The results of these impairment analyses indicated that the fair values of the trade names and reporting units are not less than their carrying values. Our estimates of discounted cash flows to derive the fair value were measured in accordance with ASC 350, Intangibles – Goodwill and Other. We are using estimates of discounted cash flows that may change, and if they change negatively it could result in the need to write down those assets to fair value.

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

N.      Research and Development Costs

Company-sponsored research and development costs include research and development and bid and proposal efforts related to our products and services. We charge Company-sponsored product development costs to expense when incurred. Customer-sponsored research and development costs refer to certain situations whereby customers provide funding to support specific contractually defined research and development costs. We account for customer-sponsored research and development costs incurred pursuant to contracts similarly to other program costs. Total Company and customer-sponsored research and development expenses were approximately $12.0 million, $13.0 million and $12.3 million for 2024, 2023 and 2022, respectively.

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

The number of shares used in the calculation of earnings per share for each year presented is as follows:

(in thousands)	2024	2023	2022
Weighted Average Shares Outstanding — Basic	25,774	25,802	25,933
Dilutive Restricted Shares	98	77	134
Shares — Diluted	25,872	25,879	26,067

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

R.      Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss of $(10.8) million at September 30, 2024 and $(24.0) million at September 30, 2023 consisted of currency translation adjustments.

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

Financial Assets and Liabilities

We have estimated the fair value of our financial instruments as of September 30, 2024 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts due under the revolving credit facility approximate fair value as the interest on outstanding borrowings is calculated at a spread over either an Adjusted Term SOFR Rate, Adjusted EURIBOR Rate, Adjusted CDOR Rate, Alternate Base Rate or Daily Simple RFR, at the Company’s election.

Nonfinancial Assets and Liabilities

Our nonfinancial assets such as property, plant and equipment, inventories, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during 2024.

T.      New Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU will be effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Other than additional disclosure, we do not expect a change to our consolidated statements of operations, financial position, or cash flows.

2.     Acquisitions

2024

On November 9, 2023, we acquired MPE for a purchase price of approximately $56.2 million, net of cash acquired. MPE is a leading global manufacturer of high-performance EMC/EMP filters and capacitor products for military, utility, telecommunication, and other critical infrastructure applications. Since the date of acquisition, the operating results for the MPE business have been included as part of ETS-Lindgren in the Test segment. MPE contributed $10 million in revenue in 2024 since the date of acquisition. The acquisition date fair value of the assets acquired and liabilities assumed primarily were as follows: approximately $0.4 million of accounts receivable, $1.1 million of inventory, $1.7 million of property, plant and equipment, $0.7 million of accounts payable and accrued expenses, $8.1 million of deferred tax liabilities, and $31.1 million of identifiable intangible assets, mainly consisting of customer relationships totaling $29.1 million. The acquired goodwill of $30.6 million related to excess value associated with opportunities to expand the services and products that we can offer to our customers. We do not anticipate that the goodwill will be deductible for tax purposes. We paid a $0.2 million working capital settlement in the third quarter of 2024.

2023

On February 1, 2023, we acquired CMT Materials, LLC and its affiliate Engineered Syntactic Systems, LLC (together, CMT) for a purchase price of approximately $18 million, net of cash acquired. CMT, based in Attleboro, Massachusetts, is a supplier of syntactic materials for buoyancy and specialty applications. Since the date of acquisition, the operating results for the CMT business have been included as part of Globe in the A&D segment. The acquisition date fair value of the assets acquired and liabilities assumed primarily were as follows: approximately $1.7 million of accounts receivable, $3.0 million of inventory, $1.3 million of property, plant and equipment, $1.2 million of accounts payable and accrued expenses, and $7.3 million of identifiable intangible assets mainly consisting of customer relationships totaling $6.2 million. The acquired goodwill of $5.6 million related to excess value associated with opportunities to expand the services and products that we can offer to our customers. The full amount of acquired goodwill is deductible for tax purposes. We received a $0.2 million working capital settlement during the third quarter of 2023.

2022

On November 4, 2021, we acquired Networks Electronic Company, LLC (NEco) for a purchase price of approximately $15.4 million, net of cash acquired. NEco, based in Chatsworth, California, provides miniature electro-explosive devices utilized in mission-critical defense and aerospace applications. Since the date of acquisition, the operating results for the NEco business have been included as part of PTI in the A&D segment. The acquisition date fair value of the assets acquired and liabilities assumed primarily were as follows: approximately $0.6 million of accounts receivable, $1.5 million of inventory, $0.2 million of property, plant and equipment, $0.7 million of accounts payable and accrued expenses, $8.1 million of identifiable intangible assets, mainly consisting of customer relationships totaling $6.3 million. The acquired goodwill of $5.7 million related to excess value associated with opportunities to expand the services and products that we can offer to our customers, with $5.6 million of goodwill deductible for tax purposes.

3.      Goodwill and Other Intangible Assets

Included on the Consolidated Balance Sheets at September 30, 2024 and 2023 are the following intangible assets gross carrying amounts and accumulated amortization:

(Dollars in thousands)	2024	2023
Goodwill	$539,899	503,177

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,638	2,516
Less: accumulated amortization	1,415	1,218
Net	$1,223	1,298

Capitalized software
Gross carrying amount	$134,119	121,883
Less: accumulated amortization	92,878	80,774
Net	$41,241	41,109

Customer Relationships
Gross carrying amount	$330,328	296,927
Less: accumulated amortization	132,135	113,311
Net	$198,193	183,616

Other
Gross carrying amount	$15,182	14,232
Less: accumulated amortization	11,173	9,578
Net	$4,009	4,654
Intangible assets with indefinite lives:
Trade names	$162,936	161,447

We performed our annual evaluation of goodwill and intangible assets for impairment during the fourth quarter of 2024 and concluded that no impairment existed at September 30, 2024. There were no accumulated impairment losses as of September 30, 2024.

The changes in the carrying amount of goodwill attributable to each business segment for 2024 and 2023 are as follows:

(Dollars in millions)	A&D	Test	USG	Total
Balance as of September 30, 2022	$110.0	34.0	348.7	492.7
Acquisition activity	5.6	—	—	5.6
Foreign currency translation and other	—	—	4.9	4.9
Balance as of September 30, 2023	$115.6	34.0	353.6	503.2
Acquisition activity	—	30.9	—	30.9
Foreign currency translation and other	—	2.5	3.3	5.8
Balance as of September 30, 2024	$115.6	67.4	356.9	539.9

Amortization expense related to intangible assets with determinable lives was $32.8 million, $29.0 million and $25.9 million in 2024, 2023 and 2022, respectively. Patents are amortized over the life of the patents, generally ten to twenty years. Capitalized software is amortized over the estimated useful life of the software, generally three to seven years. Customer relationships are generally amortized over thirteen to twenty years. Intangible asset amortization for fiscal years 2025 through 2029 is estimated at approximately $31 million to $33 million per year.

4.      Inventories

Inventories consisted of the following at September 30, 2024 and 2023:

(Dollars in thousands)	2024	2023
Finished goods	$46,586	34,577
Work in process	47,903	42,178
Raw materials	114,675	107,312
Total	$209,164	184,067

5.      Income Tax Expense

The components of income before income taxes for 2024, 2023 and 2022 consisted of the following:

(Dollars in thousands)	2024	2023	2022
United States	$100,059	98,983	90,674
Foreign	29,830	19,964	15,761
Total income before income taxes	$129,889	118,947	106,435

The principal components of income tax expense (benefit) for 2024, 2023 and 2022 consist of:

(Dollars in thousands)	2024	2023	2022
Federal:
Current	$25,681	24,192	7,248
Deferred	(7,670)	(5,816)	9,752
State and local:
Current	3,215	3,563	1,635
Deferred	(25)	(1,038)	1,774
Foreign:
Current	8,602	5,694	4,645
Deferred	(1,795)	(193)	(939)
Total	$28,008	26,402	24,115

The actual income tax expense for 2024, 2023 and 2022 differs from the expected tax expense for those years (computed by applying the U.S. Federal corporate statutory rate) as follows:

	2024	2023	2022
Federal corporate statutory rate	21.0%	21.0%	21.0%
State and local, net of Federal benefits	2.4	2.1	2.9
Impact of foreign operations	0.4	0.3	(0.3)
Federal research credit	(0.8)	(1.1)	(0.3)
Executive compensation	0.1	0.9	0.5
Valuation allowance	(0.3)	0.3	(0.3)
U.S. tax on GILTI	2.4	1.2	1.8
GILTI foreign tax credits	(2.0)	(0.9)	(1.5)
FDII deduction	(1.7)	(1.6)	(0.9)
Other, net	0.1	—	(0.2)
Effective income tax rate	21.6%	22.2%	22.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2024 and 2023 are presented below:

(Dollars in thousands)	2024	2023
Deferred tax assets:
Inventories	$4,577	5,457
Pension and other postretirement benefits	460	658
Capitalized research and development expenditures	9,726	4,114
Lease liabilities	7,451	9,822
Net operating and capital loss carryforwards — domestic	544	553
Net operating loss carryforward — foreign	3,855	3,714
Other compensation-related costs and other cost accruals	10,305	8,691
State credit carryforward	1,601	2,249
Total deferred tax assets	38,519	35,258

Deferred tax liabilities:
ROU assets	(6,895)	(9,822)
Goodwill	(15,416)	(13,313)
Acquisition intangible assets	(66,986)	(61,187)
Depreciation, software amortization	(19,892)	(21,772)
Net deferred tax liabilities before valuation allowance	(70,670)	(70,836)
Less valuation allowance	(1,513)	(1,772)
Net deferred tax liabilities	$(72,183)	(72,608)

We had a foreign net operating loss (NOL) carryforward of $13.8 million at September 30, 2024, which reflects tax loss carryforwards in Germany, Canada, Japan, and the United Kingdom. Approximately $11.7 million of the tax loss carryforwards have no expiration date while the remaining $2.1 million will expire between 2031 and 2042.We had deferred tax assets related to state NOL carryforwards of $0.5 million at September 30, 2024 which expire between 2025 and 2044. We also had state research and other credit carryforwards of $1.6 million of which $0.1 million expires in 2039. The remaining $1.5 million does not have an expiration date.

The valuation allowance for deferred tax assets as of September 30, 2024 and 2023 was $1.5 million and $1.8 million, respectively. The net change in the total valuation allowance for each of the years ended September 30, 2024 and 2023 was a decrease of $0.3 million and an increase of $0.6 million, respectively. In addition, we maintained a valuation allowance against state NOL carryforwards that are not expected to be realized in future periods of $0.5 million at September 30 of both 2024 and 2023. Lastly, we released a valuation allowance against foreign deferred tax assets of $0.3 million in the year ended September 30, 2024, which resulted in a valuation allowance against foreign deferred assets which may not be realized in future periods of $1.0 million and $1.3 million at September 30, 2024 and 2023, respectively.

As of September 30, 2024, the Company does not have any material unrecognized tax benefits.

6.      Debt

Debt consists of the following at September 30, 2024 and 2023:

(Dollars in thousands)	2024	2023
Total borrowings	$122,000	102,000
Current portion of long-term debt and short-term borrowings	(20,000)	(20,000)
Total long-term debt, less current portion	$102,000	82,000

On August 30, 2023, the Company entered into a new five-year credit facility (“the Credit Facility"), replacing its previous credit facility which would have matured September 27, 2024. The Credit Facility included a $500 million revolving line of credit as well as provisions allowing for the increase of the credit facility commitment amount by an additional $250 million, if necessary, with the consent of the lenders. The bank syndication supporting the facility is comprised of a diverse group of seven banks led by JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and Commerce Bank and TD Bank, N.A. as co-documentation agents. The Credit Facility matures August 30, 2028, with balance due by this date.

On August 5, 2024, the Company and certain of its subsidiaries entered into Amendment No. 1 (the “Amendment”) to the Credit Facility which, among other things, (i) implements a senior incremental delayed draw term loan credit facility in an aggregate principal amount of up to $375 million (the “Incremental Facility”), and (ii) permits the direct or indirect acquisition by the Registrant or certain of its subsidiaries of all of the issued and outstanding shares of Ultra PMES Limited, Measurement Systems, Inc., EMS Development Corporation, and DNE Technologies, Inc. (the “SM&P Acquisition”), pursuant to and in accordance with the terms and conditions of that certain Sale and Purchase Agreement, dated July 8, 2024, among Ultra Electronics Holdings Limited, as parent seller, the Registrant, as guarantor, and certain of the Registrant’s subsidiaries as buyers. The proceeds of the loans drawn under the Incremental Facility will be applied to pay a portion of the cash consideration for the SM&P Acquisition and other customary fees, premiums, expenses and costs incurred in connection with the SM&P Acquisition.

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

The Credit Facility is secured by the unlimited guaranty of our direct and indirect material U.S. subsidiaries and the pledge of 100% of the equity interests of our direct and indirect material foreign subsidiaries. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. As of September 30, 2024, we were in compliance with all covenants.

At September 30, 2024, we had approximately $373 million available to borrow under the Credit Facility, excluding the Incremental Facility, plus the $250 million increase option subject to the lenders’ consent, in addition to $66.0 million cash on hand. We classified $20 million as the current portion of long-term debt as of September 30, 2024, as we intend to repay at least this amount within the next twelve months; however, we have no contractual obligation to repay such amount during the next twelve months.

During 2024 and 2023, our maximum aggregate short-term borrowings at any month-end were $191 million and $161 million, respectively, and the average aggregate short-term borrowings outstanding based on month-end balances were $166.6 million and $140.3 million, respectively. The weighted average interest rates were 6.72% and 5.82% for 2024 and 2023, respectively. As of September 30, 2024, the interest rate on our debt was 6.58%. The letters of credit issued and outstanding under the Credit Facility totaled $5.0 million and $8.3 million at September 30, 2024 and 2023, respectively.

7.      Capital Stock

The 30,809,483 and 30,781,699 common shares as presented in the accompanying Consolidated Balance Sheets at September 30, 2024 and 2023 represent the actual number of shares issued at the respective dates. We held 5,056,771 and 4,995,414 common shares in treasury at September 30, 2024 and 2023, respectively.

In August 2021, our Board of Directors approved a common stock repurchase program authorizing us to repurchase shares of our stock from time to time in Management’s discretion, in the open market or otherwise, up to a maximum total repurchase amount of

$200 million or the maximum amount permitted under our bank credit agreements, if less, over a three-year period expiring September 30, 2024. Under this program we repurchased approximately 80,500 shares in 2024 at an aggregate cost of $8.0 million, approximately 140,000 shares in 2023 at an aggregate cost of $12.4 million, and approximately 257,500 shares in 2022 at an aggregate cost of $20.0 million. We did not repurchase any shares in the fourth quarter of 2024.

In August 2024, our Board renewed the common stock repurchase program for an additional three years expiring September 30, 2027 on terms similar to those of the 2021-2024 program, with a maximum total repurchase amount of $200 million or the maximum amount permitted under our bank credit agreements, if less.

8.      Share-Based Compensation

We provide compensation benefits to certain key employees under several share-based plans providing for performance-accelerated and/or time-vested restricted stock unit awards, and to non-employee directors under a separate compensation plan for non-employee directors. As of September 30, 2024, our equity compensation plans had a total of 943,707 shares authorized and available for future issuance.

Performance-Accelerated Restricted Stock Unit (PARS) Awards, Time-Vested Restricted Stock Unit (RSU) Awards, and Performance Share Unit (PSU) Awards

PARS awards represented the right to receive a specified number of shares of Company common stock if and when the award vested. PARS awards were last granted in fiscal 2020, and the last outstanding PARS awards vested in October 2024. PARS awards were not stock and did not give the recipient any rights as a shareholder until it vested and was paid out in shares of stock. PARS awards had a five-year vesting period, with accelerated vesting if certain targets based on market conditions are achieved. In these cases, if it was probable that the performance condition would be met, the Company recognized compensation cost on a straight-line basis over the shorter performance period; otherwise, it would recognize compensation cost over the longer service period. Compensation cost for the PARS awards outstanding during fiscal 2023 and 2024 was recognized over the shorter performance period, as it was probable the performance condition would be met. The PARS award grants were valued at the stock price on the date of grant.

The terms of the Company’s RSU awards are similar to those of the PARS awards, but without any provision for acceleration of the vesting date. Each RSU represents the right to receive one share of Company common stock if the recipient remains continuously employed by the Company until the award vests. RSU awards granted prior to fiscal 2023 were normally granted in the spring with full vesting approximately 3 ½ years after the effective award date, while RSU awards granted in fiscal 2023 were normally granted in the spring with vesting one-third at the end of each November beginning approximately 18 months after the award date, and RSU awards granted in fiscal 2024 were granted in the fall with vesting one-third at the end of each November beginning approximately 12 months after the award date. The RSU award grants were valued at the stock price on the date of grant.

Beginning in fiscal 2022, the Company granted PSU awards with a three-year vesting period, with each PSU representing the right to receive one share of Company common stock if certain performance targets are achieved. The targets are based on achieving certain EBITDA metrics and a Total Shareholder return (rTSR) metric over a three-year period. Beginning in fiscal 2023, the Company granted PSU awards with a three-year vesting period, with performance targets based on achieving certain EBITDA and Return on Invested Capital (ROIC) metrics and utilizing a rTSR modifier.

Pretax compensation expense related to the above awards was $7.5 million, $7.6 million and $6.1 million for 2024, 2023 and 2022, respectively.

The following summary presents information regarding outstanding share-based compensation awards as of the specified dates, and changes during the specified periods:

	FY 2024		FY 2023		FY 2022
		Estimated		Estimated		Estimated
		Weighted		Weighted		Weighted
	Shares	Avg. Price	Shares	Avg. Price	Shares	Avg. Price
Nonvested at October 1,	189,725	$94.91	265,367	$84.29	226,705	$76.15
Granted	78,016	108.16	84,880	93.64	117,045	82.54
Vested	(34,753)	96.52	(119,811)	82.28	(75,327)	56.87
Cancelled	(12,230)	94.91	(40,711)	85.00	(3,056)	89.51
Nonvested at September 30,	220,758	$102.40	189,725	$94.91	265,367	$84.29

Compensation Plan for Non-Employee Directors

In addition to an annual cash retainer, we provide each non-employee director with an annual equity award having a grant date market value of $180,000, based on the NYSE closing price of the Company’s stock on the date of grant. The award is in the form of Restricted Stock Units, each of which represents the right to receive one share of Company stock at the end of a one-year vesting period. At the end of the vesting period, each award will be converted into the right to receive the same number of actual shares of common stock, plus additional shares representing the value of the quarterly dividends which would have accrued on the underlying shares during the vesting period. Compensation expense related to the non-employee director grants was $1.1 million, $1.3 million and $1.2 million for 2024, 2023 and 2022, respectively.

Total Share-Based Compensation

The total share-based compensation cost that has been recognized in results of operations and included within SG&A was $8.6 million, $8.9 million and $7.3 million for 2024, 2023 and 2022, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $1.9 million, $1.3 million and $1.5 million for 2024, 2023 and 2022, respectively. As of September 30, 2024, there was $9.0 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.2 years.

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

The A&D segment’s operations consist of PTI, VACCO, Crissair, Globe and Mayday. The companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements and fluid control devices used in aerospace and defense applications, unique filter mechanisms used in micro-propulsion devices for satellites, custom designed filters for manned aircraft and submarines, products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; metal processing services; and miniature electro-explosive devices utilized in mission-critical defense and aerospace applications.

The USG segment’s operations consist of Doble, Morgan Schaffer and Altanova (collectively, Doble), and NRG. Doble is an industry leader in the development, manufacture and delivery of diagnostic testing and data management solutions that enable electric power grid operators to assess the integrity of high-voltage power delivery equipment, and Altanova’s strong market presence in Europe and Asia provides Doble with a significant international platform. Doble combines three core elements for customers – diagnostic test and condition monitoring instruments, expert consulting, and testing services – and provides access to its large reserve of related empirical knowledge. NRG is a global market leader in the design and manufacture of decision support tools for the renewable energy industry, primarily wind and solar.

The Test segment’s operations consist of ETS-Lindgren Inc., including its related subsidiaries. ETS-Lindgren is an industry leader in designing and manufacturing products and systems to measure and control RF and acoustic energy. It serves the acoustics, medical, health and safety, electronics, wireless communications, automotive and defense markets, supplying a broad range of turnkey systems, including RF test facilities and measurement systems, acoustic test enclosures, RF and magnetically shielded rooms and secure communication facilities, and providing the design, program management, installation and integration services required to successfully complete these types of facilities. It also supplies a broad range of components including RF absorptive materials, filters, antennas, field probes, test cells, proprietary measurement software and other test accessories required to perform a variety of tests and measurements, and offers a variety of services including calibration and product tests.

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

Net Sales

(Dollars in millions)
Year ended September 30,	2024	2023	2022
A&D	$448.2	392.4	351.4
USG	369.1	342.3	278.4
Test	209.5	221.3	227.7
Consolidated totals	$1,026.8	956.0	857.5

No customer exceeded 10% of consolidated sales in 2024, 2023 or 2022.

EBIT

(Dollars in millions)
Year ended September 30,	2024	2023	2022
A&D	$84.7	71.6	68.4
USG	85.9	76.7	57.6
Test	28.6	32.4	32.6
Reconciliation to consolidated totals (Corporate)	(54.1)	(53.0)	(47.3)
Consolidated EBIT	145.1	127.7	111.3
Less: interest expense	(15.2)	(8.8)	(4.9)
Earnings before income tax	$129.9	118.9	106.4

Identifiable Assets

(Dollars in millions)
Year ended September 30,	2024	2023
A&D	$391.2	354.7
USG	294.5	254.9
Test	180.9	167.6
Corporate	972.0	906.0
Consolidated totals	$1,838.6	1,683.2

Corporate consists primarily of deferred taxes, acquired intangible assets including goodwill and cash balances.

Capital Expenditures

(Dollars in millions)
Year ended September 30,	2024	2023	2022
A&D	$23.8	12.9	9.4
USG	8.8	4.9	14.4
Test	3.5	4.5	8.3
Corporate	0.1	0.1	—
Consolidated totals	$36.2	22.4	32.1

In addition to the above amounts, we incurred expenditures for capitalized software of $12.1 million, $12.4 million and $12.9 million in 2024, 2023 and 2022, respectively.

Depreciation and Amortization

(Dollars in millions)
Year ended September 30,	2024	2023	2022
A&D	$13.6	12.6	11.1
USG	15.7	14.0	12.6
Test	5.3	5.3	5.4
Corporate	20.8	18.6	19.2
Consolidated totals	$55.4	50.5	48.3

Depreciation expense of property, plant and equipment was $22.6 million, $21.6 million and $22.4 million for 2024, 2023 and 2022, respectively.

Geographic Information

Net Sales

(Dollars in millions)
Year ended September 30,	2024	2023	2022
United States	$737.4	665.4	603.2
Asia	109.3	116.3	132.7
Europe	93.5	90.4	72.4
Canada	50.7	46.8	31.2
Other	35.9	37.1	18.0
Consolidated totals	$1,026.8	956.0	857.5

Long-Lived Assets

(Dollars in millions)
Year ended September 30,	2024	2023
United States	$152.3	141.9
Canada	4.2	4.3
Mexico	6.6	2.4
Other	7.5	6.9
Consolidated totals	$170.6	155.5

We attribute net sales to countries based on the location of the customer. We attribute long-lived assets to countries based on the location of the asset.

10.      Commitments and Contingencies

At September 30, 2024, we had $5.0 million in letters of credit outstanding as guarantees of contract performance and cash amounts that exceeded federally insured amounts. As a normal incident of the businesses in which we are engaged, various claims, charges and litigation are asserted or commenced from time to time against us. Additionally, we are currently involved in various stages of investigation and remediation relating to environmental matters. It is the opinion of Management that the aggregate costs involved in the resolution of these matters, and final judgments, if any, which might be rendered against us are adequately accrued, are covered by insurance or are not likely to have a material adverse effect on our financial results as the estimated exposure to loss is not material.

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

Our leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Year Ended	Year Ended
	September 30,	September 30,
(Dollars in thousands)	2024	2023
Finance lease cost:
Amortization	$1,510	1,572
Interest on lease liabilities	861	925
Operating lease cost	7,634	7,224
Total lease cost	$10,005	9,721

Additional information related to leases is shown below:

	Year Ended		Year Ended
	September 30,		September 30,
(Dollars in thousands)	2024		2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,404		6,964
Operating cash flows from finance leases	861		925
Financing cash flows from finance leases	1,351		1,331

Right-of-use assets obtained in exchange for operating lease liabilities	$3,563		16,243

Weighted-average remaining lease term:
Operating leases	10.5	yrs	11.1	yrs
Finance leases	10.4	yrs	11.1	yrs
Weighted-average discount rate:
Operating leases	4.6%		4.5%
Finance leases	4.7%		4.6%

The table below is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on September 30, 2024:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2025	$6,663	2,233
2026	5,118	2,297
2027	4,813	2,357
2028	4,517	2,417
2029 and thereafter	29,765	14,053
Total minimum lease payments	50,876	23,357
Less: amounts representing interest	11,026	5,373
Present value of net minimum lease payments	$39,850	17,984
Less: current portion of lease obligations	5,040	1,431
Non-current portion of lease obligations	34,810	16,553

ROU assets	$37,744	13,683

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

The tables below present our revenues by customer type, geographic location, and revenue recognition method for the years ended September 30, 2024 and 2023, as we believe this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The tables also include a reconciliation of the disaggregated revenue within our reportable segments.

Year Ended September 30, 2024
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$186,171	361,478	164,321	711,970
Government	262,004	7,583	45,202	314,789
Total revenues	$448,175	369,061	209,523	1,026,759

Geographic location:
United States	$376,707	240,153	120,500	737,360
International	71,468	128,908	89,023	289,399
Total revenues	$448,175	369,061	209,523	1,026,759

Revenue recognition method:
Point in time	$213,625	301,200	43,150	557,975
Over time	234,550	67,861	166,373	468,784
Total revenues	$448,175	369,061	209,523	1,026,759

Year Ended September 30, 2023
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$170,193	331,836	193,744	695,773
Government	222,250	10,484	27,526	260,260
Total revenues	$392,443	342,320	221,270	956,033

Geographic location:
United States	$326,566	220,536	118,289	665,391
International	65,877	121,784	102,981	290,642
Total revenues	$392,443	342,320	221,270	956,033

Revenue recognition method:
Point in time	$178,222	281,977	44,042	504,241
Over time	214,221	60,343	177,228	451,792
Total revenues	$392,443	342,320	221,270	956,033

(b)	Remaining Performance Obligations

Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our performance obligations that we expect to recognize as revenue in future periods when we perform under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery or Indefinite Quantity contracts. At September 30, 2024, we had $879.0 million in remaining performance obligations of which we expect to recognize revenues of approximately 70% in the next twelve months.

(c)	Contract assets, contract liabilities and accounts receivable

We report assets and liabilities related to our contracts with customers on a contract-by-contract basis at the end of each reporting period. At September 30, 2024, our contract assets, contract liabilities and accounts receivable totaled $130.5 million, $134.3 million and $240.7 million, respectively. At September 30, 2023, our contract assets, contract liabilities and accounts receivable totaled $138.6 million, $123.1 million and $198.6 million, respectively. At September 30, 2022, our contract assets, contract liabilities and accounts receivable totaled $125.2 million, $137.6 million and $164.6 million, respectively. During 2024, we recognized approximately $68 million in revenues that were included in the contract liabilities balance at September 30, 2023.

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

The Consolidated Financial Statements have been audited by Grant Thornton LLP, whose report is included herein.

November 29, 2024

/s/ Bryan H. Sayler	/s/ Christopher L. Tucker
Bryan H. Sayler	Christopher L. Tucker
Chief Executive Officer and President	Senior Vice President and Chief Financial Officer

EXHIBITS

The following exhibits are submitted with and attached to this Form 10-K; exhibit numbers correspond to the exhibit table in Item 601 of Regulation S-K. For a complete list of exhibits including those incorporated by reference, see Item 15(a)(3) of this Form 10-K, above.

Exhibit No.		Exhibit
10.1(b)		Commitment Letter dated July 8, 2024 with JP Morgan Chase Bank N.A., relating to amendment of the 2023 Credit Agreement
10.1(c)		Amendment No. 1 to 2023 Credit Agreement, dated as of August 5, 2024
10.14		ESCO Technologies Inc. Deferred Compensation Plan, Approved August 1, 2024 effective March 1, 2025
10.15

Sale and Purchase Agreement dated July 8, 2024 relating to the sale of all the shares In Ultra PMES Limited and Measurement Systems, Inc. and EMS Development Corporation and DNE Technologies, Inc., between Ultra Electronics Holdings Limited as Parent Seller and ESCO Maritime Solutions Ltd. and ESCO Technologies Holding LLC as Buyers and ESCO Technologies Inc. as Guarantor

19		Insider Trading Policy
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer
32	*	Certification of Chief Executive Officer and Chief Financial Officer
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Schema Document
101.CAL	**	Inline XBRL Calculation Linkbase Document
101.LAB	**	Inline XBRL Label Linkbase Document
101.PRE	**	Inline XBRL Presentation Linkbase Document
101.DEF	**	Inline XBRL Definition Linkbase Document
104	**	Cover Page Inline Interactive Data File (contained in Exhibit 101)

*     Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

**   Exhibits 101 and 104 to this report consist of documents formatted in XBRL (Extensible Business Reporting Language) and filed with the Securities and Exchange Commission; they are not included in printed copies of this Report.