Form 10-Q
period 2024-12-31
ESCO TECHNOLOGIES INC
filed 2025-02-10
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at January 31, 2025
Common stock, $.01 par value per share	25,806,033

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2024	2023
Net sales	$247,026	218,314
Costs and expenses:
Cost of sales	148,642	134,151
Selling, general and administrative expenses	58,784	53,968
Amortization of intangible assets	7,993	7,868
Interest expense, net	2,257	2,667
Other (income) expenses, net	(591)	206
Total costs and expenses	217,085	198,860

Earnings before income taxes	29,941	19,454
Income tax expense	6,468	4,285
Net earnings	$23,473	15,169

Earnings per share:
Basic - Net earnings	$0.91	0.59

Diluted - Net earnings	$0.91	0.59

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2024	2023
Net earnings	$23,473	15,169
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(18,028)	9,414
Total other comprehensive income (loss), net of tax	(18,028)	9,414
Comprehensive income	$5,445	24,583

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 31,	September 30,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$71,284	65,963
Accounts receivable, net of allowance for credit losses of $2,775 and $2,734, respectively	202,661	240,680
Contract assets, net	131,404	130,534
Inventories	219,383	209,164
Other current assets	20,779	22,308
Total current assets	645,511	668,649
Property, plant and equipment, net of accumulated depreciation of $200,478 and $197,265, respectively	168,468	170,596
Intangible assets, net of accumulated amortization of $245,595 and $237,686, respectively	396,302	407,602
Goodwill	532,312	539,899
Operating lease assets	38,710	37,744
Other assets	13,761	14,130
Total assets	$1,795,064	1,838,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term borrowings	$20,000	20,000
Accounts payable	75,881	98,371
Contract liabilities, net	129,737	124,845
Accrued salaries	39,991	47,651
Accrued other expenses	50,500	58,987
Total current liabilities	316,109	349,854
Deferred tax liabilities	75,520	75,333
Non-current operating lease liabilities	36,400	34,810
Other liabilities	38,102	39,273
Long-term debt	92,000	102,000
Total liabilities	558,131	601,270
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,862,538 and 30,809,483 shares, respectively	309	308
Additional paid-in capital	308,143	311,942
Retained earnings	1,104,359	1,082,950
Accumulated other comprehensive loss, net of tax	(28,803)	(10,775)
	1,384,008	1,384,425
Less treasury stock, at cost: 5,056,771 and 5,056,771 common shares, respectively	(147,075)	(147,075)
Total shareholders’ equity	1,236,933	1,237,350
Total liabilities and shareholders’ equity	$1,795,064	1,838,620

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$23,473	15,169
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,807	13,452
Stock compensation expense	2,524	2,180
Changes in assets and liabilities	(7,151)	(22,539)
Effect of deferred taxes	1,521	484
Net cash provided by operating activities	34,174	8,746
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(56,179)
Additions to capitalized software	(2,587)	(2,942)
Capital expenditures	(5,208)	(7,848)
Net cash used by investing activities	(7,795)	(66,969)
Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	42,000	99,000
Principal payments on long-term debt and short-term borrowings	(52,000)	(29,000)
Dividends paid	(2,064)	(2,064)
Purchases of common stock into treasury	—	—
Other	(6,031)	(1,432)
Net cash provided (used) by financing activities	(18,095)	66,504
Effect of exchange rate changes on cash and cash equivalents	(2,963)	1,249
Net increase in cash and cash equivalents	5,321	9,530
Cash and cash equivalents, beginning of period	65,963	41,866
Cash and cash equivalents, end of period	$71,284	51,396

Supplemental cash flow information:
Interest paid	$2,567	2,520
Income taxes paid	222	246

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

The Company’s results for the three-month period ended December 31, 2024 are not necessarily indicative of the results for the entire 2025 fiscal year. References to the first quarters of 2025 and 2024 represent the fiscal quarters ended December 31, 2024 and 2023, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

2.    EARNINGS PER SHARE (EPS)

Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and vesting of performance-based share unit awards and time-vested restricted share unit awards by using the treasury stock method. The number of shares used in the calculation of earnings per share for each period presented is as follows (in thousands):

	Three Months
	Ended December 31,
	2024	2023
Weighted Average Shares Outstanding — Basic	25,781	25,797
Dilutive Restricted Shares	53	49
Adjusted Shares — Diluted	25,834	25,846

3.    SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for a combination of performance-based share unit (PSU) awards and time-vested restricted share unit (RSU) awards, and to non-employee directors under a separate compensation plan. Prior to fiscal 2021, the Company provided certain key employees with performance-accelerated restricted share (PARS) awards, the last of which vested during the first quarter of fiscal 2024.

RSU, PSU and PARS Awards

Compensation expense related to these awards was $2.2 million and $1.9 million for the three-month periods ended December 31, 2024 and 2023, respectively. There were 209,274 non-vested shares outstanding as of December 31, 2024.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.3 million for the three-month periods ended December 31, 2024 and 2023, respectively.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $2.5 million and $2.2 million for the three-month periods ended December 31, 2024 and 2023, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.8 million and $0.2 million for the three-month periods ended December 31, 2024 and 2023, respectively. As of December 31, 2024 there was $17.7 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

4.    INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
(In thousands)	2024	2024
Finished goods	$53,839	46,586
Work in process	47,836	47,903
Raw materials	117,708	114,675
Total inventories	$219,383	209,164

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at December 31, 2024 and September 30, 2024 are the following intangible assets gross carrying amounts and accumulated amortization from continuing operations:

	December 31,	September 30,
(Dollars in thousands)	2024	2024
Goodwill	$532,312	539,899

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,635	2,638
Less: accumulated amortization	1,467	1,415
Net	$1,168	1,223

Capitalized software
Gross carrying amount	$136,634	134,119
Less: accumulated amortization	95,844	92,878
Net	$40,790	41,241

Customer relationships
Gross carrying amount	$326,027	330,328
Less: accumulated amortization	136,922	132,135
Net	$189,105	198,193

Other
Gross carrying amount	$14,917	15,182
Less: accumulated amortization	11,361	11,173
Net	$3,556	4,009
Intangible assets with indefinite lives:
Trade names	$161,683	162,936

The changes in the carrying amount of goodwill attributable to each business segment for the three months ended December 31, 2024 are as follows:

(Dollars in millions)	USG	Test	A&D	Total
Balance as of September 30, 2024	$356.9	67.4	115.6	539.9
Foreign currency translation	(5.5)	(2.1)	—	(7.6)
Balance as of December 31, 2024	$351.4	65.3	115.6	532.3

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

	Three Months
	Ended December 31,
(In thousands)	2024	2023
NET SALES
A&D	$114,301	94,733
USG	86,660	82,984
Test	46,065	40,597
Consolidated totals	$247,026	218,314

EBIT
A&D	$21,596	16,663
USG	20,489	17,625
Test	4,422	1,779
Corporate (loss)	(14,309)	(13,946)
Consolidated EBIT	32,198	22,121
Less: Interest expense	(2,257)	(2,667)
Earnings before income taxes	$29,941	19,454

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

7.    DEBT

The Company’s debt is summarized as follows:

	December 31,	September 30,
(In thousands)	2024	2024
Total borrowings	$112,000	122,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$92,000	102,000

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

On August 5, 2024, the Company and certain of its subsidiaries entered into Amendment No. 1 (the “Amendment”) to the Credit Facility which, among other things, (i) implements a senior incremental delayed draw term loan credit facility in an aggregate principal amount of up to $375 million (the “Incremental Facility”), and (ii) permits the direct or indirect acquisition by the Registrant or certain of its subsidiaries of all the issued and outstanding shares of Ultra PMES Limited, Measurement Systems, Inc., EMS Development Corporation, and DNE Technologies, Inc. (the “SM&P Acquisition”), pursuant to and in accordance with the terms and conditions of that certain Sale and Purchase Agreement, dated July 8, 2024, among Ultra Electronics Holdings Limited, as parent seller, the Registrant, as guarantor, and certain of the Registrant’s subsidiaries as buyers. The proceeds of the loans drawn under the Incremental Facility will be applied to pay a portion of the cash consideration for the SM&P Acquisition and other customary fees, premiums, expenses and costs incurred in connection with the SM&P Acquisition.

At December 31, 2024, the Company had approximately $383 million available to borrow under the Credit Facility, excluding the Incremental Facility, plus the $250 million increase option subject to the lenders’ consent, in addition to $71.3 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of December 31, 2024, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $4.8 million at December 31, 2024.

Interest on borrowings under the Credit Facility is calculated at a spread over either an Adjusted Term SOFR Rate, Adjusted EURIBOR Rate, Adjusted CDOR Rate, Alternate Base Rate or Daily Simple RFR, at the Company’s election. The Credit Facility also requires a facility fee ranging from 12.5 to 25 basis points per annum on the unused portion. The interest rate spreads and the facility fee are subject to increase or decrease depending on the Company’s leverage ratio. The weighted average interest rates were 6.1% and 6.8% for the three-month periods ending December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company was in compliance with all covenants.

8.    INCOME TAX EXPENSE

The first quarter 2025 effective income tax rate was 21.6% compared to 22.0% in the first quarter of 2024. Income tax expense in the first quarter of 2025 was favorably impacted by additional tax benefits related to the vesting of share-based compensation awards.

9.    SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three months ended December 31, 2024 and 2023 is shown below (in thousands):

	Three Months Ended December 31,
	2024	2023
Common stock
Beginning balance	$308	308
Stock plans	1	—
Ending balance	309	308

Additional paid-in-capital
Beginning balance	311,942	304,850
Stock plans	(3,799)	433
Ending balance	308,143	305,283

Retained earnings
Beginning balance	1,082,950	989,315
Net earnings common stockholders	23,473	15,169
Dividends paid	(2,064)	(2,064)
Ending balance	1,104,359	1,002,420

Accumulated other comprehensive income (loss)
Beginning balance	(10,775)	(23,969)
Foreign currency translation	(18,028)	9,414
Ending balance	(28,803)	(14,555)

Treasury stock
Beginning balance	(147,075)	(139,362)
Share repurchases	—	—
Ending balance	(147,075)	(139,362)

Total equity	$1,236,933	1,154,094

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2024 and September 30, 2024 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, and are immaterial.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three-month period ended December 31, 2024.

11.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three-month period ended December 31, 2024 are presented in the table below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The table below also includes a reconciliation of the disaggregated revenue within each reportable segment.

(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$47,500	$84,279	$36,349	$168,128
Government	66,801	2,381	9,716	78,898
Total revenues	$114,301	$86,660	$46,065	$247,026

Geographic location:
United States	$96,703	$59,917	$28,630	$185,250
International	17,598	26,743	17,435	61,776
Total revenues	$114,301	$86,660	$46,065	$247,026

Revenue recognition method:
Point in time	$50,126	$69,278	$9,791	$129,195
Over time	64,175	17,382	36,274	117,831
Total revenues	$114,301	$86,660	$46,065	$247,026

Revenues by customer type, geographic location, and revenue recognition method for the three-month period ended December 31, 2023 are presented in the table below:

(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$37,209	$81,469	$35,087	$153,765
Government	57,524	1,515	5,510	64,549
Total revenues	$94,733	$82,984	$40,597	$218,314

Geographic location:
United States	$79,901	$55,961	$22,252	$158,114
International	14,832	27,023	18,345	60,200
Total revenues	$94,733	$82,984	$40,597	$218,314

Revenue recognition method:
Point in time	$39,465	$66,703	$7,980	$114,148
Over time	55,268	16,281	32,617	104,166
Total revenues	$94,733	$82,984	$40,597	$218,314

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

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to performance obligations that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At December 31, 2024, the Company had $906.9 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 72% in the next twelve months.

Contract assets, contract liabilities and accounts receivable

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At December 31, 2024, contract assets, contract liabilities and accounts receivable totaled $131.4 million, $138.4 million and $202.7 million, respectively. During the first quarter of 2025, the Company recognized approximately $35.1 million in revenues that were included in the contract liabilities balance at September 30, 2024. At September 30, 2024, contract assets, contract liabilities and accounts receivable totaled $130.5 million, $134.3 million and $240.7 million, respectively.

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
(Dollars in thousands)	2024	2023
Finance lease cost
Amortization of right-of-use assets	$372	393
Interest on lease liabilities	206	223
Operating lease cost	1,983	1,864
Total lease costs	$2,561	2,480

Additional information related to leases are shown below:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,914	1,819
Operating cash flows from finance leases	206	223
Financing cash flows from finance leases	351	355
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$1,776	—

	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2024		2023
Weighted-average remaining lease term
Operating leases	8.5	years	11.1	years
Finance leases	10.2	years	11.1	years
Weighted-average discount rate
Operating leases	4.4%		4.5%
Finance leases	4.7%		4.7%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the Consolidated Balance Sheet on December 31, 2024:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2025 (excluding the three months ended December 31, 2024)	$4,807	1,676
2026	5,241	2,297
2027	4,965	2,357
2028	4,883	2,417
2029 and thereafter	32,623	14,052
Total minimum lease payments	52,519	22,799
Less: amounts representing interest	11,637	5,167
Present value of net minimum lease payments	$40,882	17,632
Less: current portion of lease obligations	4,482	1,461
Non-current portion of lease obligations	$36,400	16,171

ROU assets	$38,710	13,311

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

13.  RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the first quarters of 2025 and 2024 represent the three-month periods ended December 31, 2024 and 2023, respectively.

OVERVIEW

Sales, net earnings and diluted earnings per share were $247.0 million, $23.5 million and $0.91 per share, respectively, in the first quarter of 2025 compared to $218.3 million, $15.2 million and $0.59 per share, respectively, in the first quarter of 2024.

NET SALES

Net sales increased $28.7 million, or 13.2%, to $247.0 million in the first quarter of 2025 from $218.3 million in the first quarter of 2024. The increase in net sales in the first quarter of 2025 as compared to the first quarter of 2024 was due to a $19.5 million increase in the A&D segment, a $5.5 million increase in the Test segment, and a $3.7 million increase in the USG segment.

-A&D

Net sales of $114.3 million in the first quarter of 2025 were $19.6 million, or 20.7%, higher than the $94.7 million in the first quarter of 2024. The sales increase in the first quarter of 2025 compared to the first quarter of 2024 was primarily due to an approximately $9.1 million increase in aerospace shipments at Crissair and PTI, and a $12.6 million increase in navy sales at VACCO and Globe.

-USG

Net sales of $86.7 million in the first quarter of 2025 were $3.7 million, or 4.5% higher than the $83.0 million in the first quarter of 2024. The increase in the first quarter of 2025 compared to the first quarter of 2024 was mainly due to a $7.9 million increase in net sales at Doble driven by higher sales of offline and protection testing products and services, partially offset by a $4.2 million decrease in net sales at NRG as we experienced moderation in the renewables end-market.

-Test

Net sales of $46.1 million in the first quarter of 2025 were $5.5 million, or 13.5%, higher than the $40.6 million in the first quarter of 2024. The increase in the first quarter of 2025 compared to the first quarter of 2024 was primarily due to $2.8 million of higher sales from the segment’s European and Asian operations and $2.7 million of higher sales from the segment’s U.S operations.

ORDERS AND BACKLOG

Backlog was $906.9 million at December 31, 2024 compared with $879.0 million at September 30, 2024. The Company received new orders totaling $275.0 million in the first quarter of 2025 compared to $293.7 million in the first quarter of 2024. Of the new orders received in the first quarter of 2025, $120.6 million related to A&D products, $89.6 million related to USG products, and $64.8 million related to Test products. Of the new orders received in the first quarter of 2024, $171.5 million related to A&D products, $77.0 million related to USG products, and $45.2 million related to Test products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses were $58.8 million (23.8% of net sales) for the first quarter of 2025, compared with $54.0 million (24.7% of net sales) for the first quarter of 2024. The increase in SG&A in the first quarter of 2025 compared to the first quarter of 2024 was due to an increase within all three business segments mainly due to higher sales, inflationary impacts, R&D expenses and commission expenses.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $8.0 million and $7.9 million for the first quarter of 2025 and 2024, respectively. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the first quarter of 2025 compared to the first quarter of 2024 was mainly due to an increase in amortization of capitalized software and amortization of intangible assets related to the MPE acquisition.

OTHER (INCOME) EXPENSES, NET

Other (income), net, was ($0.6) million in the first quarter of 2025 compared to other expenses, net, of $0.2 million in the first quarter of 2024. There were no individually significant items in other (income) expenses, net, in the first quarter of 2025 or 2024.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 7 to the Consolidated Financial Statements, above. EBIT was $32.2 million (13.0% of net sales) for the first quarter of 2025 compared to $22.1 million (10.1% of net sales) for the first quarter of 2024.

The following table presents a reconciliation of EBIT to a GAAP financial measure:

	Three Months Ended
	December 31,
(In thousands)	2024	2023
Net earnings	$23,473	15,169
Plus: Interest expense, net	2,257	2,667
Plus: Income tax expense	6,468	4,285
Consolidated EBIT	$32,198	22,121

-A&D

EBIT was $21.6 million (18.9% of net sales) in the first quarter of 2025 compared to $16.7 million (17.6% of net sales) in the first quarter of 2024. The increase in EBIT in the first quarter of 2025 compared to the first quarter of 2024 was mainly due to higher sales volumes at Crissair, PTI, VACCO and Globe as mentioned above and price increases, partially offset by inflationary pressures and mix.

-USG

EBIT was $20.5 million (23.6% of net sales) in the first quarter of 2025 compared to $17.6 million (21.2% of net sales) in the first quarter of 2024. The increase in EBIT in the first quarter of 2025 compared to the first quarter of 2024 was mainly due to the higher sales volumes at Doble in the first quarter of 2025, price increases, and mix, partially offset by inflationary pressures.

-Test

EBIT was $4.4 million (9.6% of net sales) in the first quarter of 2025 compared to $1.8 million (4.4% of net sales) in the first quarter of 2024. The increase in EBIT in the first quarter of 2025 compared to the first quarter of 2024 was primarily driven by the higher sales volumes from the segment’s European and Asian operations, price increases, and cost reduction efforts, partially offset by inflationary pressures and mix. In addition, EBIT in the first quarter of 2025 was negatively impacted by $0.4 million of restructuring charges (primarily severance).

–Corporate

Corporate costs included in EBIT were $14.3 million and $13.9 million in the first quarter of 2025 and 2024, respectively. The increase in Corporate costs in the first quarter of 2025 compared to the first quarter of 2024 was mainly due to an increase in share based compensation costs and acquisition costs.

INTEREST EXPENSE, NET

Interest expense was $2.3 million and $2.7 million in the first quarter of 2025 and 2024, respectively. The decrease in interest expense in the first quarter of 2025 as compared to the first quarter of 2024 was mainly due to lower average outstanding borrowings and lower average interest rates (6.1% in the first quarter of 2025 compared to 6.8% in the first quarter of 2024).

INCOME TAX EXPENSE

The effective income tax rate was 21.6% in the first quarter of 2025 compared to 22.0% in the first quarter of 2024. Income tax expense in the first quarter of 2025 was favorably impacted by additional tax benefits related to the vesting of share-based compensation awards.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remain strong. Working capital (current assets less current liabilities) increased to $329.4 million at December 31, 2024 from $318.8 million at September 30, 2024. Accounts receivable decreased $38.0 million during this period mainly due to a $19.9 million decrease within the A&D segment, an $11.8 million decrease within the Test segment and a $6.3 million decrease within the USG segment due to strong cash collections during the quarter. Inventories increased $10.2 million during this period mainly due to a $7.9 million increase within the USG segment and a $2.5 million increase within the A&D segment primarily from an increase in finished goods and raw materials inventories due to timing of manufacturing existing orders. Accrued salaries decreased by $7.7 million during this period due to timing of salaries and bonus payments.

Net cash provided by operating activities was $34.2 million and $8.7 million in the first quarters of 2025 and 2024, respectively. The increase in net cash provided by operating activities in the first quarter of 2025 as compared to the first quarter of 2024 was mainly driven by an increase in net earnings and lower accounts receivable balances due to timing of collections.

Capital expenditures were $5.2 million and $7.8 million in the first quarters of 2025 and 2024, respectively. The decrease in the first quarter of 2025 was mainly due to a decrease in building improvements and machinery & equipment within the A&D segment. In addition, the Company incurred expenditures for capitalized software of approximately $2.6 million and $2.9 million in the first quarters of 2025 and 2024, respectively.

Credit Facility

At December 31, 2024, the Company had approximately $383 million available to borrow under its bank credit facility, excluding the Incremental Facility, plus a $250 million increase option, and $71.3 million cash on hand. At December 31, 2024, the Company had $112 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $4.8 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

SM&P Acquisition

On July 8, 2024, the Company and certain of its wholly owned subsidiaries entered into a Sale and Purchase Agreement with Ultra Electronics Holdings Limited, a private limited liability company incorporated in England & Wales (“Ultra”), pursuant to which one or more wholly owned subsidiaries of the Company will acquire from Ultra or its subsidiaries Ultra’s Signature Management & Power (“SM&P”) business, including all of the issued and outstanding equity interests of (i) Ultra PMES Limited, a private limited liability company incorporated in England & Wales (“the UK Target Company”), (ii) Measurement Systems, Inc., a Delaware corporation, (iii) EMS Development Corporation, a New York corporation, and (iv) DNE Technologies, a Delaware corporation, for a purchase price of approximately $550 million, plus or minus certain customary adjustments at closing and post-closing for cash, debt, working capital and transaction expenses as specified in the Purchase Agreement (the “SM&P Acquisition”). The closing of the SM&P acquisition is subject to certain conditions, including receipt of clearance under the UK National Security and Investment Act of 2021. We currently expect to close on this transaction either in our second quarter or early in our third fiscal quarter.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 16, 2024 to stockholders of record as of October 2, 2024. Subsequent to December 31, 2024, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on January 17, 2025 to stockholders of record as of January 2, 2025.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, and the following: the impacts of climate change and related regulation of greenhouse gases; the impacts of labor disputes, civil disorder, wars, elections, political changes, tariffs and trade disputes, terrorist activities, cyberattacks or natural disasters on the Company’s operations and those of the Company’s customers and suppliers; disruptions in manufacturing or delivery arrangements due to shortages or unavailability of materials or components; or supply chain disruptions; inability to access work sites; the timing and content of future contract awards or customer orders; the timely appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties or data breaches; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; material changes in the cost of credit; changes in laws and regulations including but not limited to changes in accounting standards and taxation; changes in interest rates; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; and the integration and performance of recently acquired businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. The Company’s Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. All derivative instruments are reported on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the respective derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. There has been no material change to the Company’s market risks since September 30, 2024.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares during the first quarter of 2025.

ITEM 5. OTHER INFORMATION

During the first quarter of fiscal 2025, no director or officer (as defined in Securities and Exchange Commission Rule 16a-1(f)) of the Company adopted or terminated:

(i)	Any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); or
(ii)	Any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 22, 2022

4.1(a)	Amended and Restated Credit Agreement dated August 30, 2023	Exhibit 10.1 to the Company’s Form 8-K filed September 6, 2023

4.1(b)	Amendment No. 1 to the Amended and Restated Credit Agreement dated August 30, 2023	Exhibit 10 (c) to the Company’s Form 10-K for the fiscal year ended September 30, 2024

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith

101.SCH	XBRL Schema Document*	Submitted herewith

101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith

101.DEF	XBRL Definition Linkbase Document*	Submitted herewith

101.LAB	XBRL Label Linkbase Document*	Submitted herewith

101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

104	Cover Page Interactive Data File (contained in Exhibit 101)	Submitted herewith
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

Dated: February 10, 2025