Form 10-Q
period 2025-03-31
ESCO TECHNOLOGIES INC
filed 2025-05-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900A CLAYTON ROAD
ST. LOUIS, MISSOURI	63124-1186
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at April 30, 2025
Common stock, $.01 par value per share	25,824,491

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$265,519	249,129
Costs and expenses:
Cost of sales	156,298	152,347
Selling, general and administrative expenses	58,163	55,097
Amortization of intangible assets	7,989	8,572
Interest expense, net	2,195	3,226
Other expenses, net	375	666
Total costs and expenses	225,020	219,908

Earnings before income taxes	40,499	29,221
Income tax expense	9,466	6,002
Net earnings	$31,033	23,219

Earnings per share:
Basic - Net earnings	1.20	0.90

Diluted - Net earnings	$1.20	0.90

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended
	March 31,
	2025	2024

Net sales	$512,545	467,443
Costs and expenses:
Cost of sales	304,940	286,498
Selling, general and administrative expenses	116,947	109,065
Amortization of intangible assets	15,982	16,440
Interest expense, net	4,452	5,893
Other (income) expenses, net	(216)	872
Total costs and expenses	442,105	418,768

Earnings before income taxes	70,440	48,675
Income tax expense	15,934	10,287
Net earnings	$54,506	38,388

Earnings per share:
Basic — Net earnings	$2.11	1.49
Diluted — Net earnings	$2.11	1.49

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net earnings	$31,033	23,219	54,506	38,388
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,133	(4,745)	(9,895)	4,669
Total other comprehensive income (loss), net of tax	8,133	(4,745)	(9,895)	4,669
Comprehensive income	$39,166	18,474	44,611	43,057

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31,	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$57,397	65,963
Accounts receivable, net of allowance for credit losses of $3,030 and $2,734, respectively	218,123	240,680
Contract assets	125,281	130,534
Inventories	231,200	209,164
Other current assets	28,752	22,308
Total current assets	660,753	668,649
Property, plant and equipment, net of accumulated depreciation of $205,798 and $197,265, respectively	172,081	170,596
Intangible assets, net of accumulated amortization of $253,583 and $237,686, respectively	394,594	407,602
Goodwill	536,222	539,899
Operating lease assets	38,322	37,744
Other assets	13,690	14,130
Total assets	$1,815,662	1,838,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	81,244	98,371
Contract liabilities	128,114	124,845
Accrued salaries	39,790	47,651
Accrued other expenses	52,871	58,987
Total current liabilities	322,019	349,854
Deferred tax liabilities	72,580	75,333
Non-current operating lease liabilities	35,948	34,810
Other liabilities	39,787	39,273
Long-term debt	68,000	102,000
Total liabilities	538,334	601,270
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,880,632 and 30,809,483 shares, respectively	309	308
Additional paid-in capital	311,438	311,942
Retained earnings	1,133,326	1,082,950
Accumulated other comprehensive loss, net of tax	(20,670)	(10,775)
	1,424,403	1,384,425
Less treasury stock, at cost: 5,056,771 and 5,056,771 common shares, respectively	(147,075)	(147,075)
Total shareholders’ equity	1,277,328	1,237,350
Total liabilities and shareholders’ equity	$1,815,662	1,838,620

See accompanying notes to consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$54,506	38,388
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	27,781	27,555
Stock compensation expense	5,323	4,144
Changes in assets and liabilities	(27,207)	(47,869)
Effect of deferred taxes	(2,128)	(2,981)
Net cash provided by operating activities	58,275	19,237
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(56,179)
Capital expenditures	(15,350)	(16,301)
Additions to capitalized software and other	(5,465)	(5,912)
Net cash used by investing activities	(20,815)	(78,392)
Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	66,000	154,000
Principal payments on long-term debt and short-term borrowings	(100,000)	(65,000)
Purchases of common stock into treasury	—	(7,189)
Dividends paid	(4,130)	(4,125)
Other	(6,146)	(1,432)
Net cash (used) provided by financing activities	(44,276)	76,254
Effect of exchange rate changes on cash and cash equivalents	(1,750)	471
Net (decrease) increase in cash and cash equivalents	(8,566)	17,570
Cash and cash equivalents, beginning of period	65,963	41,866
Cash and cash equivalents, end of period	$57,397	59,436

Supplemental cash flow information:
Interest paid	$8,821	5,097
Income taxes paid (including state and foreign)	20,232	18,228

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

The Company’s results for the three-month period ended March 31, 2025 are not necessarily indicative of the results for the entire 2025 fiscal year. References to the second quarters of 2025 and 2024 represent the fiscal quarters ended March 31, 2025 and 2024, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

2.    EARNINGS PER SHARE (EPS)

Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and vesting of performance-based share unit awards and time-vested restricted shares by using the treasury stock method. The number of shares used in the calculation of earnings per share for each period presented is as follows (in thousands):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2025	2024	2025	2024
Weighted Average Shares Outstanding — Basic	25,816	25,792	25,798	25,794
Dilutive Restricted Shares	61	55	57	52
Adjusted Shares — Diluted	25,877	25,847	25,855	25,846

3.    SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for a combination of performance-based share unit (PSU) awards and time-vested restricted share unit (RSU) awards and to non-employee directors under a separate compensation plan.

Performance Share Unit (PSU) Awards and Time-Vested Restricted Stock Unit (RSU) Awards

Compensation expense related to these awards was $2.4 million and $4.6 million for the three and six-month periods ended March 31, 2025, respectively, and $1.7 million and $3.5 million for the corresponding periods in 2024. As of March 31, 2025, there were 206,373 unvested stock units outstanding.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.4 million and $0.7 million for the three and six-month periods ended March 31, 2025, respectively, and $0.3 million and $0.6 million for the corresponding periods in 2024.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $2.8 million and $5.3 million for the three and six-month periods ended March 31, 2025, respectively, and $2.0 million and $4.1 million for the corresponding periods in 2024. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.6 million and $1.1 million for the three and six-month periods ended March 31, 2025, respectively, and $0.3 million and $0.5 million for the corresponding periods in 2024. As of March 31, 2025, there was $15.5 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

4.    INVENTORIES

Inventories consist of the following:

	March 31,	September 30,
(In thousands)	2025	2024
Finished goods	$56,666	46,586
Work in process	54,145	47,903
Raw materials	120,389	114,675
Total inventories	$231,200	209,164

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at March 31, 2025 and September 30, 2024 are the following intangible assets gross carrying amounts and accumulated amortization:

	March 31,	September 30,
(Dollars in thousands)	2025	2024
Goodwill	$536,222	539,899

Intangible assets with determinable lives:
Patents
Gross carrying amount	$2,653	2,638
Less: accumulated amortization	1,513	1,415
Net	$1,140	1,223

Capitalized software
Gross carrying amount	$140,111	134,119
Less: accumulated amortization	98,842	92,878
Net	$41,269	41,241

Customer relationships
Gross carrying amount	$328,618	330,328
Less: accumulated amortization	141,684	132,135
Net	$186,934	198,193

Other
Gross carrying amount	$14,872	15,182
Less: accumulated amortization	11,545	11,173
Net	$3,327	4,009
Intangible assets with indefinite lives:
Trade names	$161,924	162,936

The changes in the carrying amount of goodwill attributable to each business segment for the six months ended March 31, 2025 is as follows:

(Dollars in millions)	USG	Test	A&D	Total
Balance as of September 30, 2024	$356.9	67.4	115.6	539.9
Foreign currency translation	(2.8)	(0.9)	—	(3.7)
Balance as of March 31, 2025	$354.1	66.5	115.6	536.2

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

	Three Months		Six Months
	Ended March 31,		Ended March 31,
(In thousands)	2025	2024	2025	2024
NET SALES
Aerospace & Defense	$123,369	114,701	237,670	209,434
USG	90,767	87,309	177,427	170,293
Test	51,383	47,119	97,448	87,716
Consolidated totals	$265,519	249,129	512,545	467,443

EBIT
Aerospace & Defense	$30,296	23,377	51,892	40,040
USG	20,779	17,575	41,269	35,200
Test	6,369	5,542	10,791	7,321
Corporate (loss)	(14,750)	(14,047)	(29,060)	(27,993)
Consolidated EBIT	42,694	32,447	74,892	54,568
Less: Interest expense	(2,195)	(3,226)	(4,452)	(5,893)
Earnings before income taxes	$40,499	29,221	70,440	48,675

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

7.    DEBT

The Company’s debt is summarized as follows:

	March 31,	September 30,
(In thousands)	2025	2024
Total borrowings	$88,000	122,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$68,000	102,000

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

On August 5, 2024, the Company and certain of its subsidiaries entered into Amendment No. 1 (the “Amendment”) to the Credit Facility which, among other things, (i) implements a senior incremental delayed draw term loan credit facility in an aggregate principal amount of up to $375 million (the “Incremental Facility”), and (ii) permits the direct or indirect acquisition by the Registrant or certain of its subsidiaries of all the issued and outstanding shares of Ultra PMES Limited, Measurement Systems, Inc., EMS Development Corporation, and DNE Technologies, Inc. (the “SM&P Acquisition), pursuant to and in accordance with the terms and conditions of that certain Sale and Purchase Agreement, dated July 8, 2024, among Ultra Electronics Holdings Limited, as parent seller, the Registrant, as guarantor, and certain of the Registrant’s subsidiaries as buyers. The proceeds of the loans drawn under the Incremental Facility will be applied to pay a portion of the cash consideration for the SM&P Acquisition and other customary fees, premiums, expenses and costs incurred in connection with the SM&P Acquisition.

At March 31, 2025, the Company had approximately $407 million available to borrow under the Credit Facility, excluding the Incremental Facility, plus the $250 million increase option subject to the lenders’ consent, in addition to $57.4 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of March 31, 2025, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $5.1 million at March 31, 2025.

Interest on borrowings under the Credit Facility is calculated at a spread over either an Adjusted Term SOFR Rate, Adjusted EURIBOR Rate, Adjusted CDOR Rate, Alternate Base Rate or Daily Simple RFR, at the Company’s election. The Credit Facility also requires a facility fee ranging from 12.5 to 25 basis points per annum on the unused portion. The interest rate spreads and the facility fee are subject to increase or decrease depending on the Company’s leverage ratio. The weighted average interest rates were 5.8% and 6.0% for the three and six-month periods ending March 31, 2025, respectively, and 6.8% and 6.8% for the three and six-month periods ending March 31, 2024. As of March 31, 2025, the Company was in compliance with all covenants.

8.    INCOME TAX EXPENSE

The second quarter 2025 effective income tax rate was 23.4% compared to 20.5% in the second quarter of 2024. The effective income tax rate in the first six months of 2025 was 22.6% compared to 21.1% for the first six months of 2024. The increase in income tax expense in the second quarter and first six months of 2025 was due to prior year discrete events including the release of a foreign valuation allowance and excess tax benefit related to the vesting of share-based director compensation favorably impacting the income tax rate in the corresponding periods of 2024.

9.    SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three and six months of 2025 and 2024 is shown below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Common stock
Beginning balance	309	308	308	308
Stock plans	—	—	1	—
Ending balance	309	308	309	308

Additional paid-in-capital
Beginning balance	308,143	305,283	311,942	304,850
Stock plans	3,295	2,782	(504)	3,215
Ending balance	311,438	308,065	311,438	308,065

Retained earnings
Beginning balance	1,104,359	1,002,420	1,082,950	989,315
Net earnings common stockholders	31,033	23,219	54,506	38,388
Dividends paid	(2,066)	(2,061)	(4,130)	(4,125)
Ending balance	1,133,326	1,023,578	1,133,326	1,023,578

Accumulated other comprehensive income (loss)
Beginning balance	(28,803)	(14,555)	(10,775)	(23,969)
Foreign currency translation	8,133	(4,745)	(9,895)	4,669
Ending balance	(20,670)	(19,300)	(20,670)	(19,300)

Treasury stock
Beginning balance	(147,075)	(139,362)	(147,075)	(139,362)
Share repurchases	—	(6,879)	—	(6,879)
Ending balance	(147,075)	(146,241)	(147,075)	(146,241)

Total equity	1,277,328	1,166,410	1,277,328	1,166,410

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2025 and September 30, 2024 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, and are immaterial.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and six-month periods ended March 31, 2025.

11.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three and six-month periods ended March 31, 2025 are presented in the tables below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The tables below also include a reconciliation of the disaggregated revenue within each reportable segment.

Three months ended March 31, 2025
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$50,788	$89,649	$37,891	$178,328
Government	72,581	1,118	13,492	87,191
Total revenues	$123,369	$90,767	$51,383	$265,519

Geographic location:
United States	$98,335	$54,944	$32,267	$185,546
International	25,034	35,823	19,116	79,973
Total revenues	$123,369	$90,767	$51,383	$265,519

Revenue recognition method:
Point in time	$56,052	$73,002	$11,607	$140,661
Over time	67,317	17,765	39,776	124,858
Total revenues	$123,369	$90,767	$51,383	$265,519

Six months ended March 31, 2025
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$98,288	$173,928	$74,240	$346,456
Government	139,382	3,499	23,208	166,089
Total revenues	$237,670	$177,427	$97,448	$512,545

Geographic location:
United States	$195,038	$114,860	$60,897	$370,795
International	42,632	62,567	36,551	141,750
Total revenues	$237,670	$177,427	$97,448	$512,545

Revenue recognition method:
Point in time	$106,178	$142,280	$21,398	$269,856
Over time	131,492	35,147	76,050	242,689
Total revenues	$237,670	$177,427	$97,448	$512,545

Revenues by customer type, geographic location, and revenue recognition method for the three and six-month periods ended March 31, 2024 are presented in the tables below.

Three months ended March 31, 2024
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$49,382	$85,220	$34,537	$169,139
Government	65,319	2,089	12,582	79,990
Total revenues	$114,701	$87,309	$47,119	$249,129

Geographic location:
United States	$92,161	$55,763	$27,543	$175,467
International	22,540	31,546	19,576	73,662
Total revenues	$114,701	$87,309	$47,119	$249,129

Revenue recognition method:
Point in time	$53,463	$70,285	$10,301	$134,049
Over time	61,238	17,024	36,818	115,080
Total revenues	$114,701	$87,309	$47,119	$249,129

Six months ended March 31, 2024
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$86,591	$166,689	$69,615	$322,895
Government	122,843	3,604	18,101	144,548
Total revenues	$209,434	$170,293	$87,716	$467,443

Geographic location:
United States	$172,062	$111,725	$49,795	$333,582
International	37,372	58,568	37,921	133,861
Total revenues	$209,434	$170,293	$87,716	$467,443

Revenue recognition method:
Point in time	$92,928	$136,989	$18,280	$248,197
Over time	116,506	33,304	69,436	219,246
Total revenues	$209,434	$170,293	$87,716	$467,443

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

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At March 31, 2025, the Company had $932.3 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 74% in the next twelve months.

Contract assets, contract liabilities and accounts receivable

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At March 31, 2025, contract assets, contract liabilities and accounts receivable totaled $125.3 million, $138.5 million and $218.1 million, respectively. During the first six months of 2025, the Company recognized approximately $56 million in revenues that were included in the contract liabilities balance at September 30, 2024. At September 30, 2024, contract assets, contract liabilities and accounts receivable totaled $130.5 million, $134.3 million and $240.7 million, respectively.

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2025	2024
Finance lease cost
Amortization of right-of-use assets	$372	$372
Interest on lease liabilities	202	216
Operating lease cost	2,000	1,874
Total lease costs	$2,574	$2,462

	Six Months Ended	Six Months Ended
	March 31,	March 31,
(Dollars in thousands)	2025	2024
Finance lease cost
Amortization of right-of-use assets	$744	$765
Interest on lease liabilities	408	439
Operating lease cost	3,999	3,738
Total lease costs	$5,151	$4,942

Additional information related to leases are shown below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,937	$1,824
Operating cash flows from finance leases	202	216
Financing cash flows from finance leases	355	328
Right-of-use assets obtained in exchange for operating lease liabilities	1,040	1,679

	Six Months Ended	Six Months Ended
	March 31,	March 31,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,851	$3,643
Operating cash flows from finance leases	408	439
Financing cash flows from finance leases	706	683
Right-of-use assets obtained in exchange for operating lease liabilities	4,508	1,679

	March 31,		March 31,
	2025		2024
Weighted-average remaining lease term
Operating leases	10.2	years	10.8	years
Finance leases	10.0	years	11.1	years
Weighted-average discount rate
Operating leases	4.70%		4.55%
Finance leases	4.72%		4.68%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on March 31, 2025:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2025 (excluding the six months ended March 31, 2025)	$3,531	1,118
2026	5,402	2,297
2027	5,125	2,357
2028	5,041	2,417
2029 and thereafter	32,710	14,053
Total minimum lease payments	51,809	22,242
Less: amounts representing interest	11,246	4,965
Present value of net minimum lease payments	$40,563	17,277
Less: current portion of lease obligations	4,615	1,491
Non-current portion of lease obligations	35,948	15,786

ROU assets	$38,322	12,938

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

13.  NEW ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement, rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU will be effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Other than additional disclosure, we do not expect a change to our consolidated statements of operations, financial position, or cash flows.

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

14. SUBSEQUENT EVENT

On April 25, 2025, the Company completed the acquisition of the Signature Management & Power (SM&P) business of Ultra Maritime for a purchase price of approximately $550 million in cash. SM&P will become part of ESCO’s Aerospace & Defense (A&D) segment and will be known as ESCO Maritime Solutions (Maritime) going forward. Their Signature Management and Power Management product lines are highly complementary to ESCO’s current naval programs. Signature Management offers solutions for surface ships and submarines that provide magnetic and electric field countermeasures to prevent underwater mine and sensor detection. Power Management provides innovative and highly-engineered motors that drive critical ship propulsion systems with an ultra-quiet design ensuring low vibration levels to increase stealth capabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the second quarters of 2025 and 2024 represent the three-month periods ended March 31, 2025 and 2024, respectively.

OVERVIEW

In the second quarter of 2025, sales, net earnings and diluted earnings per share were $265.5 million, $31.0 million and $1.20 per share, respectively, compared to $249.1 million, $23.2 million and $0.90 per share, respectively, in the second quarter of 2024. In the first six months of 2025, sales, net earnings and diluted earnings per share were $512.5 million, $54.5 million and $2.11 per share, respectively, compared to $467.4 million, $38.4 million and $1.49 per share, respectively, in the first six months of 2024.

NET SALES

In the second quarter of 2025, net sales of $265.5 million were $16.4 million, or 6.6%, higher than the $249.1 million in the second quarter of 2024. In the first six months of 2025, net sales of $512.5 million were $45.1 million, or 9.6%, higher than the $467.4 million in the first six months of 2024. The increase in net sales in the second quarter of 2025 as compared to the second quarter of 2024 was due to a $8.7 million increase in the A&D segment, a $4.3 million increase in the Test segment and a $3.4 million increase in the USG segment. The increase in net sales in the first six months of 2025 as compared to the first six months of 2024 was due to a $28.2 million increase in the A&D segment, a $9.7 million increase in the Test segment and a $7.1 million increase in the USG segment.

-A&D

In the second quarter of 2025, net sales of $123.4 million were $8.7 million, or 7.6%, higher than the $114.7 million in the second quarter of 2024. In the first six months of 2025, net sales of $237.7 million were $28.3 million, or 13.5%, higher than the $209.4 million in the first six months of 2024. The sales increase in the second quarter of 2025 compared to the second quarter of 2024 was mainly due to a $7.4 million increase in commercial aerospace shipments, a $4.5 million increase in navy revenues partially offset by a $2.3 million decrease in defense aerospace shipments. The sales increase in the first six months of 2025 compared to the first six months of 2024 was mainly due to a $19.4 million increase in commercial aerospace shipments, a $17.1 million increase in navy revenues partially offset by a $5.2 million decrease in defense aerospace shipments.

-USG

In the second quarter of 2025, net sales of $90.8 million were $3.5 million, or 4.0%, higher than the $87.3 million in the second quarter of 2024. In the first six months of 2025, net sales of $177.4 million were $7.1 million, or 4.2%, higher than the $170.3 million in the first six months of 2024. The increase in the second quarter and first six months of 2025 compared to the corresponding periods of 2024 was mainly due to an increase in net sales at Doble driven by higher sales of offline and protection testing products and services partially offset by lower cybersecurity/compliance (DUCe) solutions.

-Test

In the second quarter of 2025, net sales of $51.4 million were $4.3 million, or 9.1%, higher than the $47.1 million in the second quarter of 2024. In the first six months of 2025, net sales of $97.4 million were $9.7 million, or 11.1%, higher than the $87.7 million in the first six months of 2024. The increase in the second quarter of 2025 as compared to the second quarter of 2024 was primarily due to a $6.3 million increase in sales from the Company’s U.S. and European operations due to higher Test and Measurement, industrial shielding, medical services, and filters volumes partially offset by a $2.0 million decrease in sales from the segment’s Asian operations. The increase in the first six months of 2025 compared to the first six months of 2024 was due to a $12.0 million increase in sales from the Company’s U.S. and European operations for reasons mentioned above partially offset by a $2.3 million decrease in sales from the Company’s Asian operations.

ORDERS AND BACKLOG

Backlog was $932.3 million at March 31, 2025 compared with $879.0 million at September 30, 2024. The Company received new orders totaling $290.8 million in the second quarter of 2025 compared to $239.1 million in the second quarter of 2024. Of the new orders received in the second quarter of 2025, $121.7 million related to A&D products, $92.2 million related to USG products, and $76.9 million related to Test products. Of the new orders received in the second quarter of 2024, $116.1 million related to A&D products, $79.0 million related to USG products, and $43.9 million related to Test products.

The Company received new orders totaling $565.8 million in the first six months of 2025 compared to $532.8 million in the first six months of 2024. Of the new orders received in the first six months of 2025, $242.3 million related to A&D products, $181.7 million related to USG products, and $141.8 million related to Test products. Of the new orders received in the first six months of 2024, $287.7 million related to A&D products, $156.0 million related to USG products, and $89.1 million related to Test products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of 2025 were $58.2 million (21.9% of net sales), compared with $55.1 million (22.1% of net sales) for the second quarter of 2024. For the first six months of 2025, SG&A expenses were $116.9 million (22.8% of net sales) compared to $109.1 million (23.3% of net sales) for the first six months of 2024. The increase in SG&A in the second quarter and first six months of 2025 compared to the corresponding periods of 2024 was due to an increase within all three business segments mainly due to increased expenses related to higher sales, inflationary impacts, R&D expenses and commission expenses.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $8.0 million and $16.0 million for the second quarter and first six months of 2025, respectively, compared to $8.6 million and $16.4 million for the corresponding periods of 2024. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The decrease in amortization expense in the second quarter and first six months of 2025 compared to the corresponding periods of 2024 was mainly due to a decrease in amortization of intangible assets related to the MPE acquisition.

OTHER EXPENSES (INCOME), NET

Other expenses, net, was $0.4 million in the second quarter of 2025 compared to $0.7 million in the second quarter of 2024. Other (income) expenses, net, was $(0.2) million in the first six months of 2025 compared to $0.9 million of expenses in the first six months of 2024. There were no individually significant items in other expenses (income), net, in the second quarter and first six months of 2025. The principal component of other expenses, net, in the second quarter and first six months of 2024 was approximately $0.5 million of restructuring charges (primarily severance) within the Test and A&D segments.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis. EBIT is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above. EBIT was $42.7 million (16.1% of net sales) for the second quarter of 2025 compared to $32.4 million (13.0% of net sales) for the second quarter of 2024. For the first six months of 2025, EBIT was $74.9 million (14.6% of net sales) compared to $54.6 million (11.7% of net sales) for the first six months of 2024.

The following table presents a reconciliation of EBIT to net earnings.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2025	2024	2025	2024
Net earnings	$31,033	23,219	54,506	38,388
Plus: Interest expense, net	2,195	3,226	4,452	5,893
Plus: Income tax expense	9,466	6,002	15,934	10,287
Consolidated EBIT	$42,694	32,447	74,892	54,568

-A&D

EBIT in the second quarter of 2025 was $30.3 million (24.6% of net sales) compared to $23.4 million (20.4% of net sales) in the second quarter of 2024. EBIT in the first six months of 2025 was $51.9 million (21.8% of net sales) compared to $40.0 million (19.1% of net sales) in the first six months of 2024. The increase in EBIT in the second quarter and first six months of 2025 compared to the corresponding periods of 2024 was mainly driven by leverage on higher sales volumes, price increases and mix, partially offset by inflationary pressures. EBIT was negatively impacted by $0.3 million of restructuring charges (primarily severance) in the second quarter and first six months of 2024.

-USG

EBIT in the second quarter of 2025 was $20.8 million (22.9% of net sales) compared to $17.6 million (20.1% of net sales) in the second quarter of 2024. EBIT in the first six months of 2025 was $41.3 million (23.3% of net sales) compared to $35.2 million (20.7% of net sales) in the first six months of 2024. The increase in EBIT in the second quarter and first six months of 2025 compared to the corresponding periods of 2024 was mainly due to leverage on higher sales volumes at Doble, price increases and mix, partially offset by inflationary pressures.

-Test

EBIT in the second quarter of 2025 was $6.4 million (12.4% of net sales) compared to $5.5 million (11.8% of net sales) in the second quarter of 2024. EBIT in the first six months of 2025 was $10.8 million (11.1% of net sales) compared to $7.3 million (8.3% of net sales) in the first six months of 2024. The increase in EBIT in the second quarter and first six months of 2025 compared to the corresponding periods of 2024 was primarily due to higher sales volumes mainly from the segment’s U.S and European operations, price increases and cost reduction actions partially offset by unfavorable mix, inflationary pressures and lower sales volumes from the segment’s Asian operations. In addition, EBIT was negatively impacted by $0.4 million in the first six months of 2025 of restructuring charges (primarily severance). EBIT was negatively impacted by $0.3 million of inventory step-up charges related to the MPE acquisition and $0.2 million of restructuring charges in the first six months of 2024.

–Corporate

Corporate costs included in EBIT were $14.8 million and $29.1 million in the second quarter and first six months of 2025, respectively, compared to $14.0 million and $28.0 million in the corresponding periods of 2024. The increase in Corporate costs in the second quarter and first six months of 2025 as compared to the corresponding periods of 2024 was mainly due to an increase in share based compensation costs and acquisition costs.

INTEREST EXPENSE, NET

Interest expense was $2.2 million and $4.5 million in the second quarter and first six months of 2025, respectively, and $3.2 million and $5.9 million in the corresponding periods of 2024. The decrease in interest expense in the second quarter and first six months of 2025 compared to the corresponding periods of 2024 was mainly due to lower average interest rates and lower average outstanding borrowings. The weighted average interest rates were 5.8% and 6.0% for the three and six-month periods ending March 31, 2025, respectively, and 6.8% and 6.8% for the three and six-month periods ending March 31, 2024.

INCOME TAX EXPENSE

The second quarter 2025 effective income tax rate was 23.4% compared to 20.5% in the second quarter of 2024. The effective income tax rate in the first six months of 2025 was 22.6% compared to 21.1% for the first six months of 2024. The increase in income tax expense in the second quarter and first six months of 2025 was due to prior year discrete events including the release of a foreign valuation allowance and excess tax benefit related to the vesting of share-based director compensation favorably impacting the income tax rate in the corresponding periods of 2024.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital (current assets less current liabilities) increased to $338.7 million at March 31, 2025 from $318.8 million at September 30, 2024. Accounts receivable decreased $22.6 million during this period mainly due to a $11.3 million decrease within the USG segment, a $6.8 million decrease within the A&D segment and a $4.5 million decrease within the Test segment due to strong cash collections during the period. Inventories increased $22.0 million during this period due to a $12.1 million increase within the USG segment, a $6.4 million increase within the A&D segment and a $3.5 million increase within the Test segment primarily from an increase in finished goods and raw materials inventories due to timing of manufacturing existing orders. Accrued salaries decreased by $7.9 million during this period due to timing of salaries and bonus payments.

Net cash provided by operating activities was $58.3 million and $19.2 million in the first six months of 2025 and 2024, respectively. The increase in net cash provided by operating activities in the first six months of 2025 as compared to the first six months of 2024 was mainly driven by lower accounts receivable balances due to an increase in collections and higher earnings.

Capital expenditures were $15.4 million and $16.3 million in the first six months of 2025 and 2024, respectively. In addition, the Company incurred expenditures for capitalized software of $5.5 million and $5.9 million in the first six months of 2025 and 2024, respectively.

Credit Facility

At March 31, 2025, the Company had approximately $407 million available to borrow under its bank credit facility, a $250 million increase option, and $57.4 million cash on hand. At March 31, 2025, the Company had $88 million of outstanding borrowings under the credit facility in addition to outstanding letters of credit of $5.1 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Subsequent Event

On April 25, 2025, the Company completed the acquisition of the Signature Management & Power (SM&P) business of Ultra Maritime for a purchase price of approximately $550 million in cash. SM&P will become part of ESCO’s Aerospace & Defense (A&D) segment and will be known as ESCO Maritime Solutions going forward. Their Signature Management and Power Management product lines are highly complementary to ESCO’s current naval programs. Signature Management offers solutions for surface ships and submarines that provide magnetic and electric field countermeasures to prevent underwater mine and sensor detection. Power Management provides innovative and highly-engineered motors that drive critical ship propulsion systems with an ultra-quiet design ensuring low vibration levels to increase stealth capabilities.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 16, 2024 to stockholders of record as of October 2, 2024. A dividend of $0.08 per share, totaling $2.1 million, was paid on January 17, 2025 to stockholders of record as of January 2, 2025. Subsequent to March 31, 2025, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on April 17, 2025 to stockholders of record as of April 2, 2025.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares during the second quarter of 2025.

ITEM 5. OTHER INFORMATION

During the second quarter of fiscal 2025, no director or officer (as defined in Securities and Exchange Commission Rule 16-a-1(f)) of the Company adopted or terminated:

(i)	Any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); or
(ii)	Any “non-Rule 10-b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 22, 2022

4.1(a)	Amended and Restated Credit Agreement dated August 30, 2023	Exhibit 10.1 to the Company’s Form 8-K filed September 6, 2023

4.1(b)	Amendment No. 1 to the Amended and Restated Credit Agreement dated August 30, 2023	Exhibit 10 (c) to the Company’s Form 10-K for the fiscal year ended September 30, 2024

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith

101.SCH	XBRL Schema Document*	Submitted herewith

101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith

101.DEF	XBRL Definition Linkbase Document*	Submitted herewith

101.LAB	XBRL Label Linkbase Document*	Submitted herewith

101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

104	Cover Page Interactive Data File (contained in Exhibit 101)	Submitted herewith
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

Dated: May 9, 2025