Form 10-Q
period 2025-06-30
ESCO TECHNOLOGIES INC
filed 2025-08-11
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

645 MARYVILLE CENTRE DR., SUITE 300
ST. LOUIS, MISSOURI	63141-5855
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at July 31, 2025
Common stock, $.01 par value per share	25,824,688

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2025	2024
Net sales	$296,344	233,568
Costs and expenses:
Cost of sales	174,350	135,373
Selling, general and administrative expenses	62,042	51,013
Amortization of intangible assets	16,753	8,145
Interest expense, net	7,921	3,335
Other expenses (income), net	2,209	(264)
Total costs and expenses	263,275	197,602

Earnings before income taxes	33,069	35,966
Income tax expense	8,314	7,654
Earnings from continuing operations	24,755	28,312
Earnings from discontinued operations, net of tax expense of $599 and $288	1,310	918

Net earnings	$26,065	29,230

Earnings per share:
Basic – Continuing operations	$0.96	1.10
– Discontinued operations	0.05	0.04
– Net earnings	$1.01	1.14

Diluted – Continuing operations	0.96	1.10
– Discontinued operations	0.05	0.03
– Net earnings	$1.01	1.13

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended
	June 30,
	2025	2024

Net sales	$742,714	645,621
Costs and expenses:
Cost of sales	431,068	378,427
Selling, general and administrative expenses	171,305	152,607
Amortization of intangible assets	32,735	24,585
Interest expense, net	12,373	9,228
Other expenses, net	1,947	404
Total costs and expenses	649,428	565,251

Earnings before income taxes	93,286	80,370
Income tax expense	21,841	17,040
Earnings from continuing operations	71,445	63,330
Earnings from discontinued operations, net of tax expense of $3,006 and $1,189	9,126	4,288

Net earnings	$80,571	67,618

Earnings per share:

Basic – Continuing operations	2.77	2.46
– Discontinued operations	$0.35	0.16
– Net earnings	3.12	2.62

Diluted – Continuing operations	2.76	2.46
– Discontinued operations	0.35	0.16
– Net earnings	$3.11	2.62

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net earnings	$26,065	29,230	80,571	67,618
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23,075	(1,001)	13,180	3,668
Total other comprehensive income (loss), net of tax	23,075	(1,001)	13,180	3,668
Comprehensive income	$49,140	28,229	93,751	71,286

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30,	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$78,716	65,963
Accounts receivable, net of allowance for credit losses of $3,307 and $2,734, respectively	238,022	222,101
Contract assets	91,727	66,712
Inventories	237,110	195,465
Other current assets	32,596	21,027
Assets held for sale – current	76,552	97,381
Total current assets	754,723	668,649
Property, plant and equipment, net of accumulated depreciation of $182,511 and $171,444, respectively	167,236	149,251
Intangible assets, net of accumulated amortization of $266,382 and $234,281, respectively	745,079	403,524
Goodwill	760,555	529,935
Operating lease assets	46,796	37,476
Other assets	17,208	13,791
Assets held for sale – other	34,788	35,994
Total assets	$2,526,385	1,838,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	86,209	88,936
Contract liabilities	205,591	80,844
Accrued salaries	45,017	41,768
Accrued other expenses	65,518	55,807
Liabilities held for sale – current	74,505	62,499
Total current liabilities	496,840	349,854
Deferred tax liabilities	115,023	72,623
Non-current operating lease liabilities	43,633	34,810
Other liabilities	36,500	39,273
Long-term debt	505,000	102,000
Liabilities held for sale – other	2,775	2,710
Total liabilities	1,199,771	601,270
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,881,459 and 30,809,483 shares, respectively	309	308
Additional paid-in capital	313,649	311,942
Retained earnings	1,157,325	1,082,950
Accumulated other comprehensive income (loss), net of tax	2,406	(10,775)
	1,473,689	1,384,425
Less treasury stock, at cost: 5,056,771 and 5,056,771 common shares, respectively	(147,075)	(147,075)
Total shareholders’ equity	1,326,614	1,237,350
Total liabilities and shareholders’ equity	$2,526,385	1,838,620

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$80,571	67,618
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
(Earnings) loss from discontinued operations, net of tax	(9,126)	(4,288)
Depreciation and amortization	48,401	38,972
Stock compensation expense	7,934	6,369
Changes in assets and liabilities	(33,473)	(39,275)
Effect of deferred taxes	(6,008)	(6,302)
Net cash provided by operating activities – continuing operations	88,299	63,094
Net cash provided (used) by operating activities – discontinued operations	43,703	(7,640)
Net cash provided by operating activities	132,002	55,454
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(472,006)	(56,383)
Capital expenditures	(24,210)	(19,551)
Additions to capitalized software and other	(13,018)	(8,515)
Net cash used by investing activities – continuing operations	(509,234)	(84,449)
Net cash used by investing activities – discontinued operations	(966)	(5,439)
Net cash used by investing activities	(510,200)	(89,888)
Cash flows from financing activities:
Proceeds from long-term debt	645,000	193,000
Principal payments on long-term debt and short-term borrowings	(242,000)	(122,000)
Purchases of common stock into treasury	—	(7,998)
Dividends paid	(6,196)	(6,185)
Other	(6,205)	(1,516)
Net cash provided by financing activities – continuing operations	390,599	55,301
Net cash provided by financing activities – discontinued operations	—	—
Net cash provided by financing activities	390,599	55,301
Effect of exchange rate changes on cash and cash equivalents	452	309
Net increase in cash and cash equivalents	12,853	21,176
Cash and cash equivalents, beginning of period	65,963	41,866
Cash and cash equivalents, end of period	$78,816	63,042

Supplemental cash flow information:
Interest paid	$16,038	8,430
Income taxes paid (including state and foreign)	29,059	25,952

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

The Company’s results for the three-month period ended June 30, 2025 are not necessarily indicative of the results for the entire 2025 fiscal year. References to the third quarters of 2025 and 2024 represent the fiscal quarters ended June 30, 2025 and 2024, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

2.    EARNINGS PER SHARE (EPS)

Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the vesting of performance-based share unit awards and time-vested restricted shares by using the treasury stock method. The number of shares used in the calculation of earnings per share for each period presented is as follows (in thousands):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Weighted Average Shares Outstanding — Basic	25,825	25,753	25,806	25,781
Dilutive Shares	93	87	70	63
Adjusted Shares — Diluted	25,918	25,840	25,876	25,844

3.    ACQUISITION

On April 25, 2025, the Company completed the acquisition of the Signature Management & Power (SM&P) business of Ultra Maritime for a purchase price of approximately $472 million, net of cash acquired. SM&P will become part of ESCO’s Aerospace & Defense (A&D) segment and will be known as ESCO Maritime Solutions (Maritime) going forward. Their Signature Management and Power Management product lines are highly complementary to ESCO’s current naval programs. Signature Management offers solutions for surface ships and submarines that provide magnetic and electric field countermeasures to prevent underwater mine and sensor detection. Power Management provides innovative and highly-engineered motors that drive critical ship propulsion systems with an ultra-quiet design ensuring low vibration levels to increase stealth capabilities. For the quarter ended June 30, 2025, Maritime had $37.1 million of revenue since the acquisition date. Maritime’s revenues for the period from October 1, 2024 through April 25, 2025 (acquisition date) were approximately $103 million with EBIT margins in the mid-twenty percent range, which is comparable to the prior year period.

Since the date of acquisition, the operating results for the Maritime business have been included as part of the A&D segment. The preliminary acquisition date fair value of the assets acquired and liabilities assumed were as follows: $72.2 million of cash, $22.9 million of accounts receivable, $17.0 million of inventory, $15.1 million of contract assets, $1.5 million of prepaid assets, $12.2 million of property, plant and equipment, $5.0 million of other assets, $9.7 million of accounts payable, $14.2 million of accrued expenses and other current liabilities, $104.5 million of contract liabilities, $3.5 million of other liabilities, $46.3 million of deferred tax liabilities, $290.5 million of customer relationships and $61.3 million of backlog. The customer relationships were preliminarily determined to have a useful life of fifteen years and the backlog was determined to have a useful life of two years. Management is still in the process of reviewing the purchase price allocation. The acquired goodwill of $222.7 million relates to the excess value associated with opportunities to expand the services and products that the Company can offer to its customers and access to new markets. The Company does not expect all of the goodwill will be deductible for tax purposes.

4.    ASSETS HELD FOR SALE / DISCONTINUED OPERATIONS

On May 2, 2025, the Board approved and on May 20, 2025, the Company announced it had entered into a definitive agreement to sell VACCO Industries (VACCO) to RBC Bearings Incorporated (RBC), an international manufacturer and marketer of highly engineered precision bearings and products, headquartered in Oxford, Connecticut. Subsequent to June 30, 2025, the Company announced it had completed this divestiture on July 18, 2025. Net proceeds from the transaction were approximately $275 million reflecting customary working capital adjustments attributable to operating activities since the time of the transaction announcement on May 20, 2025. VACCO’s assets and liabilities constitute a disposal group to be classified as held for sale and VACCO constitutes a component of the Company with operations and cash flows that are clearly distinguishable, operationally and for financial reporting purposes. Results of operations, financial position and cash flows for the VACCO business are reflected as discontinued operations and/or assets held for sale in the Condensed Consolidated Financial Statements and related notes for all periods presented. The sale of VACCO represents a strategic shift for the Company to exit the Space business.

Net sales from the VACCO business were $30.3 million and $96.4 million for the three and nine-month periods ending June 30, 2025 and $27.2 million and $82.6 million for the respective prior year periods. Pretax earnings from the VACCO business were $1.9 million and $12.1 million for the three and nine-month periods ending June 30, 2025 and $1.2 million and $5.5 million for the respective prior year periods. The net proceeds from the sale of approximately $275 million and the related gain on sale will be recorded in the fourth quarter of 2025.

The major classes of VACCO’s assets and liabilities held for sale included in the Condensed Consolidated Balance Sheet at June 30, 2025 and September 30, 2024 are shown below (in thousands).

	June 30,	September 30,
	2025	2024

Assets:
Accounts receivable, net	$10,943	18,579
Contract assets	50,098	63,822
Inventories	13,346	13,699
Other current assets	2,165	1,281
Current assets	76,552	97,381
Property, plant and equipment, net	20,576	21,345
Intangible assets, net	3,444	4,078
Goodwill	9,964	9,964
Other assets	804	607
Total assets	111,340	133,375
Liabilities:
Accounts payable	8,150	9,435
Contract liabilities	53,858	44,001
Accrued expenses and other current liabilities	12,497	9,063
Current liabilities	74,505	62,499
Other liabilities	2,775	2,710
Total liabilities	$77,280	65,209

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

Performance Share Unit (PSU) Awards and Time-Vested Restricted Stock Unit (RSU) Awards

Compensation expense related to these awards was $2.3 million and $6.9 million for the three and nine-month periods ended June 30, 2025, respectively, and $2.0 million and $5.5 million for the corresponding periods in 2024. As of June 30, 2025, there were 213,069 unvested stock units outstanding.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.4 million and $1.0 million for the three and nine-month periods ended June 30, 2025, respectively, and $0.3 million and $0.9 million for the corresponding periods in 2024.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $2.6 million and $7.9 million for the three and nine-month periods ended June 30, 2025, respectively, and $2.2 million and $6.4 million for the corresponding periods in 2024. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million and $1.6 million for the three and nine-month periods ended June 30, 2025, respectively, and $0.5 million and $1.4 million for the corresponding periods in 2024. As of June 30, 2025, there was $14.3 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.6 years.

6.    INVENTORIES

Inventories from continuing operations consist of the following:

	June 30,	September 30,
(In thousands)	2025	2024
Finished goods	$59,755	46,586
Work in process	55,052	40,605
Raw materials	122,303	108,274
Total inventories	$237,110	195,465

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s condensed Consolidated Balance Sheets at June 30, 2025 and September 30, 2024 are the following intangible assets gross carrying amounts and accumulated amortization from continuing operations:

	June 30,	September 30,
(Dollars in thousands)	2025	2024
Goodwill	$760,555	529,935

Intangible assets with determinable lives:
Patents
Gross carrying amount	$7,566	2,638
Less: accumulated amortization	1,643	1,415
Net	$5,923	1,223

Capitalized software
Gross carrying amount	$135,564	126,721
Less: accumulated amortization	98,058	89,558
Net	$37,506	37,163

Customer relationships
Gross carrying amount	$627,932	330,328
Less: accumulated amortization	149,786	132,135
Net	$478,146	198,193

Other
Gross carrying amount	$77,441	15,182
Less: accumulated amortization	16,895	11,173
Net	$60,546	4,009
Intangible assets with indefinite lives:
Trade names	$162,958	162,936

The changes in the carrying amount of goodwill attributable to each business segment from continuing operations for the nine months ended June 30, 2025 is as follows:

(Dollars in millions)	USG	Test	A&D	Total
Balance as of September 30, 2024	$356.9	67.4	105.6	529.9
Acquisition activity	—	—	222.7	222.7
Foreign currency translation	3.5	0.9	3.6	8.0
Balance as of June 30, 2025	$360.4	68.3	331.9	760.6

8.    BUSINESS SEGMENT INFORMATION

The Company is organized based on the products and services that it offers and classifies its business operations in three reportable segments for financial reporting purposes: Aerospace & Defense (A&D), Utility Solutions Group (USG), and RF Test and Measurement (Test). The A&D segment’s operations consist of PTI Technologies Inc. (PTI), Crissair, Inc. (Crissair), Globe Composite Solutions, LLC (Globe), Mayday Manufacturing Co. (Mayday) and ESCO Maritime Solutions (Maritime). Previously, A&D also included VACCO Industries which is now being reported in discontinued operations. The companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements and fluid control devices used in aerospace and defense applications; custom designed filters for manned aircraft and submarines; products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, power management and control equipment, sealing, surface control and hydrodynamic related applications to enhance U.S. Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; metal processing services; and miniature electro-explosive devices utilized in mission-critical defense and aerospace applications.

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

The Test segment’s operations consist primarily of ETS-Lindgren Inc. and related subsidiaries, including MPE Limited (ETS-Lindgren). ETS-Lindgren is an industry leader in designing and manufacturing products and systems to measure and control RF and acoustic energy. It serves the acoustics, medical, health and safety, electronics, wireless communications, automotive and defense markets, supplying a broad range of turnkey systems, including RF test facilities and measurement systems, acoustic test enclosures, RF and magnetically shielded rooms and secure communication facilities, and providing the design, program management, installation and integration services required to successfully complete these types of facilities. It also provides a broad range of components including RF absorptive materials, filters, antennas, field probes, test cells, proprietary measurement software and other test accessories required to perform a variety of tests and measurements, and offers a variety of services including calibration and product tests.

Management evaluates and measures the performance of its reportable segments based on “Net Sales” and “EBIT”, which are detailed in the table below. EBIT is defined as earnings before interest and taxes. The table below is presented on the basis of continuing operations and excludes discontinued operations.

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(In thousands)	2025	2024	2025	2024
NET SALES
Aerospace & Defense	$136,324	87,235	307,819	241,279
USG	92,357	90,277	269,784	260,570
Test	67,663	56,056	165,111	143,772
Consolidated totals	$296,344	233,568	742,714	645,621

EBIT
Aerospace & Defense	$36,577	20,150	78,246	55,919
USG	21,540	22,155	62,808	57,355
Test	10,732	9,292	21,523	16,613
Corporate (loss)	(27,859)	(12,296)	(56,918)	(40,289)
Consolidated EBIT	40,990	39,301	105,659	89,598
Less: Interest expense	(7,921)	(3,335)	(12,373)	(9,228)
Earnings before income taxes	$33,069	35,966	93,286	80,370

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

9.    DEBT

The Company’s debt is summarized as follows:

	June 30,	September 30,
(In thousands)	2025	2024
Revolving credit facility	155,000	122,000
Incremental facility (Term loan A)	370,000	—
Total borrowings	$525,000	122,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$505,000	102,000

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

On August 5, 2024, the Company and certain of its subsidiaries entered into Amendment No. 1 to the Credit Facility which, among other things, (i) implements a senior incremental delayed draw term loan credit facility in an aggregate principal amount of up to $375 million (the “Incremental Facility”), and (ii) permits the direct or indirect acquisition by the Registrant or certain of its subsidiaries of all the issued and outstanding shares of Ultra PMES Limited, Measurement Systems, Inc., EMS Development

Corporation, and DNE Technologies, Inc. (the “SM&P Acquisition), pursuant to and in accordance with the terms and conditions of that certain Sale and Purchase Agreement, dated July 8, 2024. During the third quarter of 2025, the proceeds of the loans drawn under the Incremental Facility were applied to pay a portion of the cash consideration for the Maritime Acquisition and other customary fees, premiums, expenses and costs incurred in connection with the acquisition. The Incremental Facility matures August 30, 2028, with balance due by this date.

At June 30, 2025, the Company had approximately $338 million available to borrow under the Credit Facility, plus the $250 million increase option subject to the lenders’ consent, in addition to $78.7 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of June 30, 2025, as the Company intends to repay this amount as obligated by the repayment terms of the Incremental Facility within the next twelve months. The Company is obligated to repay the Incremental Facility Loan on the last day of each fiscal quarter, commencing on September 30, 2025 (the first full quarter ending after the Funding Date), in an amount equal to (a) 1.25% of the original aggregate principal amount of the Loans for each of the first twelve fiscal quarters ending after the Funding date, and (b) 1.875% of the original aggregate principal amount of the Loans for each fiscal quarter thereafter until the Maturity Date. The letters of credit issued and outstanding under the Credit Facility totaled $7.2 million at June 30, 2025.

Interest on borrowings under the Credit Facility and the Incremental Facility is calculated at a spread ranging from 0.25% to 2.25% over either an Adjusted Term SOFR Rate, Adjusted EURIBOR Rate, Adjusted CDOR Rate, Alternate Base Rate or Daily Simple RFR, at the Company’s election. The Credit Facility also requires a facility fee ranging from 12.5 to 25 basis points per annum on the unused portion. The interest rate spreads and the facility fee are subject to increase or decrease depending on the Company’s leverage ratio. The weighted average interest rates under the Credit Facility were 6.03% and 5.99% for the three and nine-month periods ending June 30, 2025, respectively, and 6.71% and 6.75% for the three and nine-month periods ending June 30, 2024. The weighted average interest rate under the Incremental Facility was 6.42% for the three-month period ending June 30, 2025. As of June 30, 2025, the Company was in compliance with all covenants.

10.   INCOME TAX EXPENSE

The third quarter 2025 effective income tax rate from continuing operations was 25.1% compared to 21.3% in the third quarter of 2024. The effective income tax rate from continuing operations in the first nine months of 2025 was 23.4% compared to 21.2% for the first nine months of 2024. The income tax expense in the third quarter and first nine months of 2025 was unfavorably impacted by income tax consequences associated with the Maritime acquisition, including non - deductible transaction costs and additional income taxed at the UK statutory rate.

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act (OBBBA)” into law. The OBBBA extends permanently, with modifications, certain individual, business and international tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act that were set to expire at the end of calendar year 2025, as well as delivers additional tax relief for individuals and businesses. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements but does not anticipate a material impact to the Company’s financial position or results of operations.

11.   SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three and nine months of 2025 and 2024 is shown below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Common stock
Beginning balance	309	308	308	308
Stock plans	—	—	1	—
Ending balance	309	308	309	308

Additional paid-in-capital
Beginning balance	311,438	308,065	311,942	304,850
Stock plans	2,211	1,917	1,707	5,132
Ending balance	313,649	309,982	313,649	309,982

Retained earnings
Beginning balance	1,133,326	1,023,578	1,082,950	989,315
Net earnings common stockholders	26,065	29,230	80,571	67,618
Dividends paid	(2,066)	(2,060)	(6,196)	(6,185)
Ending balance	1,157,325	1,050,748	1,157,325	1,050,748

Accumulated other comprehensive income (loss)
Beginning balance	(20,670)	(19,300)	(10,775)	(23,969)
Foreign currency translation	23,076	(1,001)	13,181	3,668
Ending balance	2,406	(20,301)	2,406	(20,301)

Treasury stock
Beginning balance	(147,075)	(146,241)	(147,075)	(139,362)
Share repurchases	—	(810)	—	(7,689)
Ending balance	(147,075)	(147,051)	(147,075)	(147,051)

Total equity	1,326,614	1,193,686	1,326,614	1,193,686

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2025 and September 30, 2024 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825, and are immaterial.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and nine-month periods ended June 30, 2025.

13.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three and nine-month periods ended June 30, 2025 are presented in the tables below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The tables below also include a reconciliation of the disaggregated revenue from continuing operations within each reportable segment.

Three months ended June 30, 2025
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$57,297	$87,653	$50,591	$195,541
Government	79,027	4,704	17,072	100,803
Total revenues	$136,324	$92,357	$67,663	$296,344

Geographic location:
United States	$94,518	$63,062	$36,188	$193,768
International	41,806	29,295	31,475	102,576
Total revenues	$136,324	$92,357	$67,663	$296,344

Revenue recognition method:
Point in time	$66,833	$74,143	$11,123	$152,099
Over time	69,491	18,214	56,540	144,245
Total revenues	$136,324	$92,357	$67,663	$296,344

Nine months ended June 30, 2025
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$151,756	$261,581	$124,831	$538,168
Government	156,063	8,203	40,280	204,546
Total revenues	$307,819	$269,784	$165,111	$742,714

Geographic location:
United States	$226,444	$173,121	$97,086	$496,651
International	81,375	96,663	68,025	246,063
Total revenues	$307,819	$269,784	$165,111	$742,714

Revenue recognition method:
Point in time	$166,191	$216,423	$32,522	$415,136
Over time	141,628	53,361	132,589	327,578
Total revenues	$307,819	$269,784	$165,111	$742,714

Revenues by customer type, geographic location, and revenue recognition method for the three and nine-month periods ended June 30, 2024 are presented in the tables below.

Three months ended June 30, 2024
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$43,927	$88,076	$42,327	$174,330
Government	43,308	2,201	13,729	59,238
Total revenues	$87,235	$90,277	$56,056	$233,568

Geographic location:
United States	$69,228	$54,063	$32,575	$155,866
International	18,007	36,214	23,481	77,702
Total revenues	$87,235	$90,277	$56,056	$233,568

Revenue recognition method:
Point in time	$51,234	$72,985	$11,426	$135,645
Over time	36,001	17,292	44,630	97,923
Total revenues	$87,235	$90,277	$56,056	$233,568

Nine months ended June 30, 2024
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$126,191	$254,765	$111,951	$492,907
Government	115,088	5,805	31,821	152,714
Total revenues	$241,279	$260,570	$143,772	$645,621

Geographic location:
United States	$190,264	$165,789	$82,370	$438,423
International	51,015	94,781	61,402	207,198
Total revenues	$241,279	$260,570	$143,772	$645,621

Revenue recognition method:
Point in time	$137,769	$209,973	$29,706	$377,448
Over time	103,510	50,597	114,066	268,173
Total revenues	$241,279	$260,570	$143,772	$645,621

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

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At June 30, 2025, the Company had $1,165.4 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 66% in the next twelve months.

Contract assets, contract liabilities and accounts receivable

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At June 30, 2025, contract assets, contract liabilities and accounts receivable from continuing operations totaled $91.7 million, $214.1 million and $238.0 million, respectively. During the first nine months of 2025, the Company recognized approximately $54 million in revenues that were included in the contract liabilities balance at September 30, 2024. At September 30, 2024, contract assets, contract liabilities and accounts receivable from continuing operations totaled $66.7 million, $90.3 million and $222.1 million, respectively.

14.  LEASES

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
(Dollars in thousands)	2025	2024
Finance lease cost
Amortization of right-of-use assets	$372	$372
Interest on lease liabilities	199	213
Operating lease cost	2,067	1,676
Total lease costs	$2,638	$2,261

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
(Dollars in thousands)	2025	2024
Finance lease cost
Amortization of right-of-use assets	$1,116	$1,137
Interest on lease liabilities	607	652
Operating lease cost	5,528	4,892
Total lease costs	$7,251	$6,681

Additional information related to leases are shown below:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,958	$1,605
Operating cash flows from finance leases	199	213
Financing cash flows from finance leases	358	331
Right-of-use assets obtained in exchange for operating lease liabilities	10,259	515

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,271	$4,724
Operating cash flows from finance leases	607	652
Financing cash flows from finance leases	1,065	1,013
Right-of-use assets obtained in exchange for operating lease liabilities	14,232	2,194

	June 30,		June 30,
	2025		2024
Weighted-average remaining lease term
Operating leases	9.6	years	10.8	years
Finance leases	9.8	years	11.1	years
Weighted-average discount rate
Operating leases	4.75%		4.58%
Finance leases	4.73%		4.69%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our condensed Consolidated Balance Sheet on June 30, 2025:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2025 (excluding the nine months ended June 30, 2025)	$2,007	561
2026	7,470	2,297
2027	7,225	2,357
2028	7,095	2,417
2029 and thereafter	38,434	14,053
Total minimum lease payments	62,231	21,685
Less: amounts representing interest	12,977	4,766
Present value of net minimum lease payments	$49,254	16,919
Less: current portion of lease obligations	5,621	1,523
Non-current portion of lease obligations	43,633	15,396

ROU assets	$46,796	12,566

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

15.  NEW ACCOUNTING PRONOUNCEMENTS

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

16. SUBSEQUENT EVENT

See subsequent event item noted in footnote 4 related to the Company’s divestiture of VACCO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted. In the third quarter of 2025, the Company announced it had entered into a definitive agreement to sell VACCO Industries (VACCO) to RBC Bearings Incorporated. This transaction was completed subsequent to June 30, 2025, on July 18, 2025. VACCO is reflected as discontinued operations and/or assets held for sale in the financial statements and related notes for all periods shown. References to the third quarters of 2025 and 2024 represent the three-month periods ended June 30, 2025 and 2024, respectively.

OVERVIEW

In the third quarter of 2025, sales, net earnings and diluted earnings per share from continuing operations were $296.3 million, $24.8 million and $0.96 per share, respectively, compared to $233.6 million, $28.3 million and $1.10 per share, respectively, in the third quarter of 2024. In the first nine months of 2025, sales, net earnings and diluted earnings per share were $742.7 million, $71.4 million and $2.76 per share, respectively, compared to $645.6 million, $63.3 million and $2.46 per share, respectively, in the first nine months of 2024.

NET SALES

In the third quarter of 2025, net sales of $296.3 million were $62.7 million, or 26.8%, higher than the $233.6 million in the third quarter of 2024. In the first nine months of 2025, net sales of $742.7 million were $97.1 million, or 15.0%, higher than the $645.6 million in the first nine months of 2024. The increase in net sales in the third quarter of 2025 as compared to the third quarter of 2024 was due to a $49.0 million increase in the A&D segment, a $11.6 million increase in the Test segment and a $2.1 million increase in the USG segment. The increase in net sales in the first nine months of 2025 as compared to the first nine months of 2024 was due to a $66.5 million increase in the A&D segment, a $21.4 million increase in the Test segment and a $9.2 million increase in the USG segment.

-A&D

In the third quarter of 2025, net sales of $136.3 million were $49.1 million, or 56.3%, higher than the $87.2 million in the third quarter of 2024. In the first nine months of 2025, net sales of $307.8 million were $66.5 million, or 27.6%, higher than the $241.3 million in the first nine months of 2024. The sales increase in the third quarter of 2025 compared to the third quarter of 2024 was mainly due to a $34.3 million increase in navy revenues, and a $13.0 million increase in commercial and defense aerospace shipments. Organic sales (excluding $37.1 million of Maritime revenue for the two months post-closing) increased $12.0 million to $99.2 million. The sales increase in the first nine months of 2025 compared to the first nine months of 2024 was mainly due to a $37.4 million increase in navy revenues, a $30.6 million increase in commercial aerospace shipments, and a $2.2 million increase in industrial shipments partially offset by a $3.9 million decrease in defense aerospace shipments.

-USG

In the third quarter of 2025, net sales of $92.4 million were $2.1 million, or 2.3%, higher than the $90.3 million in the third quarter of 2024. In the first nine months of 2025, net sales of $269.8 million were $9.2 million, or 3.5%, higher than the $260.6 million in the first nine months of 2024. The increase in the third quarter of 2025 compared to the third quarter of 2024 was mainly due to an increase in net sales of NRG’s wind and solar products and an increase in net sales at Doble driven by higher offline test products. The increase in the first nine months of 2025 compared to the corresponding period of 2024 was mainly due to an increase in net sales at Doble driven by higher sales of offline products and services partially offset by lower NRG sales due to renewables market weakness.

-Test

In the third quarter of 2025, net sales of $67.7 million were $11.6 million, or 20.7%, higher than the $56.1 million in the third quarter of 2024. In the first nine months of 2025, net sales of $165.1 million were $21.3 million, or 14.8%, higher than the $143.8 million in the first nine months of 2024. The increase in the third quarter of 2025 as compared to the third quarter of 2024 was primarily due to a $6.9 million increase in sales from the segment’s U.S. and European operations and a $4.7 million increase in sales from the segment’s Asian operations due to higher Test and Measurement, industrial shielding, medical services, and filters volumes. The increase in the first nine months of 2025 compared to the first nine months of 2024 was due to a $18.9 million increase in sales from the segment’s U.S. and European operations and a $2.4 million increase in sales from the segment’s Asian operations for reasons mentioned above.

ORDERS AND BACKLOG

Backlog from continuing operations was $1,165 million at June 30, 2025 compared with $664 million at September 30, 2024. The Company received new orders totaling $749.1 million in the third quarter of 2025 compared to $254.9 million in the third quarter of 2024. Of the new orders received in the third quarter of 2025, $582.4 million related to A&D products (including $364.2 million of Maritime acquired backlog), $105.5 million related to USG products, and $61.2 million related to Test products. Of the new orders received in the third quarter of 2024, $90.1 million related to A&D products, $100.0 million related to USG products, and $64.8 million related to Test products.

The Company received new orders totaling $1,243.9 million in the first nine months of 2025 compared to $752.3 million in the first nine months of 2024. Of the new orders received in the first nine months of 2025, $753.7 million related to A&D products (including $364.2 million of Maritime acquired backlog), $287.3 million related to USG products, and $202.9 million related to Test products. Of the new orders received in the first nine months of 2024, $342.3 million related to A&D products, $256.0 million related to USG products, and $154.0 million related to Test products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses from continuing operations for the third quarter of 2025 were $62.0 million (20.9% of net sales), compared with $51.0 million (21.8% of net sales) for the third quarter of 2024. For the first nine months of 2025, SG&A expenses were $171.3 million (23.1% of net sales) compared to $152.6 million (23.6% of net sales) for the first nine months of 2024. The increase in SG&A in the third quarter and first nine months of 2025 compared to the corresponding periods of 2024 was due to an increase within the A&D segment due to the Maritime acquisition, increased expenses at all three business segments primarily related to higher sales and inflationary impacts and an increase at Corporate mainly due to acquisition costs.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $16.8 million and $32.7 million for the third quarter and first nine months of 2025, respectively, compared to $8.1 million and $24.6 million for the corresponding periods of 2024. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the third quarter and first nine months of 2025 compared to the corresponding periods of 2024 was mainly due to an increase in amortization of intangible assets related to the Maritime acquisition.

OTHER EXPENSES (INCOME), NET

Other expenses, net, was $2.2 million in the third quarter of 2025 compared to other (income) of ($0.3) million in the third quarter of 2024. Other expenses, net, was $1.9 million in the first nine months of 2025 compared to $0.4 million of expenses in the first nine months of 2024. The principal component of other expenses, net, in the third quarter and first nine months of 2025 was $1.3 million of UK stamp duties on the Maritime acquisition. There were no individually significant items in other expenses (income), net, in the third quarter of 2024. The principal component of other expenses, net, in the first nine months of 2024 was approximately $0.5 million of restructuring charges (primarily severance) within the Test, USG and A&D segments.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis. EBIT is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 8 to the condensed Consolidated Financial Statements, above. EBIT from continuing operations was $41.0 million (13.8% of net sales) for the third quarter of 2025 compared to $39.3 million (16.8% of net sales) for the third quarter of 2024. For the first nine months of 2025, EBIT was $105.7 million (14.2% of net sales) compared to $89.6 million (13.9% of net sales) for the first nine months of 2024.

The following table presents a reconciliation of EBIT from continuing operations to net earnings.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Net earnings	$24,755	28,312	71,445	63,330
Plus: Interest expense, net	7,921	3,335	12,373	9,228
Plus: Income tax expense	8,314	7,654	21,841	17,040
Consolidated EBIT from continuing operations	$40,990	39,301	105,659	89,598

-A&D

EBIT in the third quarter of 2025 was $36.6 million (26.8% of net sales) compared to $20.2 million (23.1% of net sales) in the third quarter of 2024. EBIT in the first nine months of 2025 was $78.2 million (25.4% of net sales) compared to $55.9 million (23.2% of net sales) in the first nine months of 2024. The increase in EBIT in the third quarter and first nine months of 2025 compared to the corresponding periods of 2024 was mainly driven by leverage on higher sales volumes including the Maritime acquisition, price increases and mix, partially offset by inflationary pressures. EBIT in the third quarter and first nine months of 2025 was negatively impacted by $2.7 million of inventory step-up charges and stamp duty charges related to the Maritime acquisition.

-USG

EBIT in the third quarter of 2025 was $21.5 million (23.3% of net sales) compared to $22.2 million (24.5% of net sales) in the third quarter of 2024. EBIT in the first nine months of 2025 was $62.8 million (23.3% of net sales) compared to $57.4 million (22.0% of net sales) in the first nine months of 2024. The decrease in EBIT in the third quarter of 2025 compared to the third quarter of 2024 was due to unfavorable mix at Doble and inflationary pressures, partially offset by price increases. The increase in EBIT in the first nine months of 2025 compared to the corresponding periods of 2024 was mainly due to leverage on higher sales volumes at Doble and price increases, partially offset by inflationary pressures. EBIT was negatively impacted by $0.3 million of restructuring charges (primarily severance) in the first nine months of 2025.

-Test

EBIT in the third quarter of 2025 was $10.7 million (15.9% of net sales) compared to $9.3 million (16.6% of net sales) in the third quarter of 2024. EBIT in the first nine months of 2025 was $21.5 million (13.0% of net sales) compared to $16.6 million (11.6% of net sales) in the first nine months of 2024. The increase in EBIT in the third quarter and first nine months of 2025 compared to the corresponding periods of 2024 was primarily due to higher sales volumes, price increases and cost reduction actions partially offset by inflationary pressures. In addition, EBIT was negatively impacted by $0.4 million in the first nine months of 2025 by restructuring charges (primarily severance). EBIT was negatively impacted by $0.3 million of inventory step-up charges related to the MPE acquisition and $0.2 million of restructuring charges in the first nine months of 2024.

–Corporate

Corporate costs included in EBIT were $27.9 million and $56.9 million in the third quarter and first nine months of 2025, respectively, compared to $12.3 million and $40.3 million in the corresponding periods of 2024. The increase in Corporate costs in the third quarter and first nine months of 2025 as compared to the corresponding periods of 2024 was mainly due to an $8.4 million increase in acquisition related amortization and $5.2 million of acquisition costs, both due to the Maritime acquisition, as well as an increase in share-based compensation costs.

INTEREST EXPENSE, NET

Interest expense was $7.9 million and $12.4 million in the third quarter and first nine months of 2025, respectively, and $3.3 million and $9.2 million in the corresponding periods of 2024. The increase in interest expense in the third quarter and first nine months of 2025 compared to the corresponding periods of 2024 was mainly due to higher average outstanding borrowings due to the Maritime acquisition in April 2025. The weighted average outstanding borrowings were $599 million and $274 million for the three and nine-month periods ending June 30, 2025 and $184 million and $173 million for the three and nine-month periods ending June 30, 2024.

INCOME TAX EXPENSE

The third quarter 2025 effective income tax rate from continuing operations was 25.1% compared to 21.3% in the third quarter of 2024. The effective income tax rate from continuing operations in the first nine months of 2025 was 23.4% compared to 21.2% for the first nine months of 2024. The income tax expense in the third quarter and first nine months of 2025 was unfavorably impacted by income tax consequences associated with the Maritime acquisition, including non-deductible transaction costs and additional income taxed at the UK statutory rate.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remains strong. Working capital from continuing operations (current assets less current liabilities) decreased to $255.8 million at June 30, 2025 from $283.9 million at September 30, 2024. The main driver of the decrease was an increase in contract liabilities of $124.7 million primarily due to the Maritime acquisition and an increase within the USG segment. Inventories increased $41.6 million during this period due to a $25.4 million increase within the A&D segment primarily due to the Maritime acquisition, and a $11.5 million increase within the USG segment and a $4.7 million increase within the Test segment primarily from an increase in finished goods and raw materials inventories due to timing of manufacturing existing orders.

Net cash provided by operating activities from continuing operations was $88.3 million and $63.1 million in the first nine months of 2025 and 2024, respectively. The increase in net cash provided by operating activities in the first nine months of 2025 as compared to the first nine months of 2024 was mainly driven by lower working capital and higher earnings.

Capital expenditures for continuing operations were $24.2 million and $19.6 million in the first nine months of 2025 and 2024, respectively. In addition, the Company incurred expenditures for capitalized software and other intangible assets from continuing operations of $13.0 million and $8.5 million in the first nine months of 2025 and 2024, respectively.

Credit Facility

At June 30, 2025, the Company had approximately $338 million available to borrow under its bank credit facility, a $250 million increase option, and $78.7 million cash on hand. At June 30, 2025, the Company had $505 million of outstanding borrowings under the Credit Facility and Incremental Facility in addition to outstanding letters of credit of $7.2 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Acquisition

On April 25, 2025, the Company completed the acquisition of the Signature Management & Power (SM&P) business of Ultra Maritime for a purchase price of approximately $472 million, net of cash acquired. SM&P will become part of ESCO’s Aerospace & Defense (A&D) segment and will be known as ESCO Maritime Solutions (Maritime) going forward. Their Signature Management and Power Management product lines are highly complementary to ESCO’s current naval programs. Signature Management offers solutions for surface ships and submarines that provide magnetic and electric field countermeasures to prevent underwater mine and sensor detection. Power Management provides innovative and highly-engineered motors that drive critical ship propulsion systems with an ultra-quiet design ensuring low vibration levels to increase stealth capabilities. Since the date of acquisition, the operating results for the Maritime business have been included as part of the A&D segment.

Divestiture

On May 20, 2025, the Company announced it had entered into a definitive agreement to sell VACCO Industries (VACCO) to RBC Bearings Incorporated (RBC), an international manufacturer and marketer of highly engineered precision bearings and products, headquartered in Oxford, Connecticut. Subsequent to June 30, 2025, the Company announced it had completed this divestiture on July 18, 2025. Net proceeds from the transaction were approximately $275 million reflecting customary working capital adjustments attributable to operating activities since the time of the transaction announcement on May 20, 2025.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 16, 2024 to stockholders of record as of October 2, 2024. A dividend of $0.08 per share, totaling $2.1 million, was paid on January 17, 2025 to stockholders of record as of January 2, 2025. A dividend of $0.08 per share, totaling $2.1 million, was paid on April 17, 2025 to stockholders of record as of April 2, 2025. Subsequent to June 30, 2025, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on July 17, 2025 to stockholders of record as of July 12, 2025.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the condensed Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date. During the third quarter of 2025, the Company acquired the Signature Management & Power business (Maritime). The Company is currently in the process of integrating Maritime into its assessment of its internal control over financial reporting. In accordance with the SEC’s published guidance, Management’s assessment, and conclusions on the effectiveness of our disclosure controls and procedures as of June 30, 2025, excludes an assessment of the internal control over financial reporting of Maritime. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Other than as described above with respect to Maritime, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares during the third quarter of 2025.

ITEM 5. OTHER INFORMATION

During the third quarter of fiscal 2025, no director or officer (as defined in Securities and Exchange Commission Rule 16-a-1(f)) of the Company adopted or terminated:

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

Dated: August 11, 2025