Form 10-K
period 2025-09-30
ESCO TECHNOLOGIES INC
filed 2025-12-01
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 1-10596

ESCO Technologies Inc.

(Exact name of registrant as specified in its charter)

Missouri	43-1554045
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

645 Maryville Centre Drive, Suite 300
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

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of the close of trading on March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the New York Stock Exchange closing price of $159.12 on March 31, 2025: approximately $4,095,000,000.*

*For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate.

Number of shares of Common Stock outstanding at November 14, 2025: 25,846,125

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Report incorporates by reference certain portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, which the registrant currently anticipates first sending to shareholders on or about December 10, 2025 (hereinafter, the “2025 Proxy Statement”).

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

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-K, and the Company undertakes no duty to update the information in this Form 10-K except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described herein under “Item 1A, Risk Factors,” and the following: the impacts of climate change and related regulation of greenhouse gases; the impacts of labor disputes, civil disorder, wars, elections, political changes, tariffs and trade disputes, terrorist activities, cyberattacks or natural disasters on the Company’s operations and those of the Company’s customers and suppliers; disruptions in manufacturing or delivery arrangements due to shortages or unavailability of materials or components, or supply chain disruptions; inability to access work sites; the timing, magnitude and content of future contract awards or customer orders; the timely appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; the Company’s failure to accurately estimate the costs of completion of fixed - price contracts; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties or data breaches; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; material changes in the cost of credit; changes in laws and regulations including but not limited to changes in accounting standards and taxation; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; the Company’s ability to successfully execute internal restructuring and other plans; and the integration and performance of recently acquired businesses.

ii

PART I

Item 1. Business

The Company

The Registrant is ESCO Technologies Inc. (NYSE: ESE), sometimes referred to in this report as ESCO. Except where the context indicates otherwise, the terms “Company”, “we”, “our” and “us” are used in this report to refer to ESCO together with its subsidiaries through which its businesses are conducted. We are:

●	A global provider of highly engineered components and systems for aviation, Navy, defense and industrial customers;
●	An industry leader in designing and manufacturing radio frequency (RF) test and measurement products and systems; and
●	A provider of diagnostic instruments, software and services to industrial power users and the electric utility and renewable energy industries.

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

Our fiscal year ends September 30. Throughout this Annual Report, unless the context indicates otherwise, references to a year (for example 2025) refer to our fiscal year ending on September 30 of that year, and references to the “Consolidated Financial Statements” refer to our Consolidated Financial statements included in the Financial Information section of this Annual Report beginning on page F-1, an Index to which is provided on page F-1.

We classify our business operations into three segments for financial reporting purposes, although for reporting certain financial information we treat Corporate activities as a separate segment. Our three operating segments during 2025, together with the significant domestic and foreign operating subsidiaries or businesses within each segment, are as follows:

Aerospace & Defense (A&D):

PTI Technologies Inc. (PTI)

Crissair, Inc. (Crissair)

Globe Composite Solutions, LLC (Globe), which except as the context may otherwise indicate, also includes Westland Technologies, Inc. (Westland)

Mayday Manufacturing Co. (Mayday)

ESCO Maritime Solutions (Maritime), which except as the context may otherwise indicate, includes ESCO Maritime Solutions, Ltd., DNE Technologies, Inc. (DNE), EMS Development Corporation (EMS), Measurement Systems, Inc. (MSI) and PMES I Limited (all acquired April 25, 2025)

Utility Solutions Group (USG):

Doble Engineering Company

Morgan Schaffer Ltd. (Morgan Schaffer)

I.S.A. – Altanova Group S.r.l. and affiliates (Altanova)

NRG Systems, Inc. (NRG)

Except as the context may otherwise indicate, the term “Doble” as used herein includes Doble Engineering Company, Morgan Schaffer, Altanova and ESCO’s other USG subsidiaries except NRG.

RF Test & Measurement (Test):

ETS-Lindgren, which except as the context may otherwise indicate, includes ETS-Lindgren Inc., MPE Limited (MPE) and ESCO’s other Test segment subsidiaries

Our operating subsidiaries are engaged primarily in the research, development, manufacture, sale and support of the products and systems described below. Their respective businesses are subject to a number of risks and uncertainties, including without limitation those discussed in Item 1A, “Risk Factors.” See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Forward-Looking Information.”

We are continually seeking ways to reduce our overall operating costs, streamline business processes and enhance the branding of our products and services. Our Company-wide “ESCO Operating System” initiative, begun in 2025, has already produced numerous velocity and cost improvements. We also continue to seek opportunities to supplement our growth by making strategic acquisitions. In April 2025, we acquired the Signature Management & Power (“SM&P”) business of Ultra Electronics Holdings Limited, comprising Ultra PMES Limited (subsequently renamed as PMES I Limited), a private limited company incorporated in England and Wales, Measurement Systems, Inc., a Delaware corporation, EMS Development Corporation, a New York corporation, and DNE Technologies, Inc., a Delaware corporation. The SM&P business, which we now refer to as ESCO Maritime Solutions or Maritime, includes Signature Management products, providing solutions for surface ships and submarines that provide magnetic and electric field countermeasures to prevent underwater mine and sensor detection, and Power Management products, providing innovative and highly-engineered motors that drive critical ship propulsion systems with an ultra-quiet design ensuring low vibration levels to increase stealth capabilities; both of these product lines are highly complementary to our current naval programs. In November 2023, we acquired MPE Limited (MPE), a United Kingdom-based global manufacturer of high-performance products for military, utility, telecommunication and other critical infrastructure applications. In February 2023 we acquired CMT Materials, LLC and its affiliate Engineered Syntactic Systems, LLC (together, CMT). CMT is a leading supplier of syntactic materials for buoyancy and specialty applications, with expertise in designing and manufacturing custom syntactic foam components and systems utilized in industrial, oceanographic, military, and naval applications. Information about these acquired businesses is provided in the following section, “Products,” and in Note 2 to the Consolidated Financial Statements.

Products

Our principal products are described below. See Note 10 to the Consolidated Financial Statements for financial information regarding business segments and 10% customers.

A&D

The A&D segment accounted for approximately 44%, 37% and 34% of our total revenue from continuing operations in 2025, 2024 and 2023, respectively. This segment has nine facilities in the United States, two in the United Kingdom, and one in Mexico.

Throughout 2025, the segment’s operations consisted of PTI, Crissair, Globe, Mayday and Maritime (acquired in April). The companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements, fluid control devices and precision-tolerance machined components used in aerospace and defense applications, naval magnetic signature management systems, naval power control and conversion systems, products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, and other communications, sealing, surface control and hydrodynamic related applications to enhance U.S. and UK Navy maritime survivability; and miniature electro-explosive devices for military aircraft ejection seats and missile arming devices.

In July 2025, following a strategic review of our Space business, we completed the sale of our former A&D subsidiary VACCO Industries (VACCO) for net sales proceeds of approximately $270 million. The sale was made as part of our strategic portfolio analysis, which is focused on positioning us to serve high-growth markets that have high margin potential. VACCO is reflected as discontinued operations in the Consolidated Financial Statements and related notes for all periods shown in this Annual Report. For more information about the VACCO divestiture, see Note 3 to the Consolidated Financial Statements.

USG

Our USG segment accounted for approximately 35%, 40% and 40% of our total revenue from continuing operations in 2025, 2024 and 2023, respectively. This segment has eight facilities in the United States, one in Canada, and ten outside North America.

The segment’s operations consist primarily of Doble Engineering Company, Morgan Schaffer and Altanova (collectively, Doble), and NRG. Doble is an industry leader in the development, manufacture and delivery of diagnostic testing and data management solutions that enable electric power grid operators to assess the integrity of high-voltage, high-current and high-power delivery equipment. It combines three core elements for customers – diagnostic test instruments and condition monitoring systems, expert consulting, and testing services – and provides access to its large reserve of related empirical knowledge. Morgan Schaffer designs, develops, manufactures and markets an integrated offering of dissolved gas analysis, oil testing and data management solutions which enhance the ability of electric utilities to accurately monitor the health of critical power transformers. The Altanova acquisition has provided a significant international platform for Doble by representing our products and solutions in markets outside North and South America including Canada. NRG is a global market leader in the design and manufacture of decision support tools for the renewable energy industry, primarily wind and solar.

Test

Our Test segment accounted for approximately 21%, 23% and 26% of our total revenue from continuing operations in 2025, 2024 and 2023, respectively. This segment has five facilities in the United States and eight outside the United States.

The segment’s operations consist primarily of ETS-Lindgren, an industry leader in designing and manufacturing products and systems to measure and control RF energy for research and development, regulatory compliance, and medical and security applications. It serves the medical, health and safety, electronics, wireless communications, automotive and defense markets, providing a broad range of turnkey systems, including RF test facilities and measurement systems, RF and magnetically shielded rooms, and secure communication facilities.

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

Our sales to international customers accounted for approximately 34%, 31% and 33% of our total revenue from continuing operations in 2025, 2024 and 2023, respectively. See Note 10 to the Consolidated Financial Statements for financial information by geographic area. See Item 1A, “Risk Factors,” for a discussion of risks related to our international operations.

Government Contracts

Some of our products are sold to the U.S. Government either directly under contracts with the Army, Navy and Air Force as well as other Government agencies or indirectly under subcontracts with their prime contractors. Direct and indirect sales to the U.S. Government, primarily related to the A&D segment, accounted for approximately 23%, 20% and 17% of our total revenue from continuing operations in 2025, 2024 and 2023, respectively.

Our Government contracts include both cost-plus contracts, under which we are entitled to receive a specified amount or percentage over and above our actual costs of performance, and fixed-price contracts under which our work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. All Government prime contracts and virtually all of our Government subcontracts provide that they may be terminated at the convenience of the Government or the customer. Upon a termination for convenience, we are entitled to receive equitable compensation from the customer for the work we completed prior to termination.

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

A number of products in the A&D segment are based on patented or otherwise proprietary technology that sets them apart from the competition, such as PTI’s metal fiber media filter elements and Westland’s signature reduction solutions. In addition, Globe has developed significant manufacturing and logistics capability utilized for special hull treatments for submarines, and Maritime produces technologically differentiated solutions for demanding applications across Naval defense, with intellectual property generated and retained in key design, engineering and manufacturing processes.

In the USG segment, our policy is to seek patent and/or other forms of intellectual property protection on new and improved products, components of products, and methods of operation for our businesses, as such developments are made. Doble has obtained and is pursuing additional patent protection on improvements to its line of diagnostic equipment, NERC CIP compliance tools, and its Calisto R9 dissolved gas analyzer. Doble also holds an extensive library of apparatus performance information useful to entities that generate, distribute or consume electric energy, and it makes part of this library available to registered users via an Internet portal. Altanova has obtained and is pursuing additional patent protection on instruments and methods for detecting partial discharges in electrical apparatus. NRG has intellectual property related to certain LIDAR technology and applications, and it has obtained and is pursuing additional patent protection on its line of bat deterrent systems, which are designed to significantly reduce bat mortality at windfarms and in other applications where bat conservation is a concern.

In the Test segment, we have sought patent protection for significant inventions. Examples of such inventions include novel designs for window and door assemblies used in shielded enclosures and a variety of unique antennas. In addition, the Test segment holds a number of patents, and has patents pending, on products used to perform wireless device testing. In 2025, ETS-Lindgren purchased a portfolio of intellectual properties consisting of domestic and foreign patents and supporting assets covering the Model 3170 Intell-I-Tune Antenna, a tunable antenna designed for high-power testing in defense, aerospace and select automotive applications and capable of meeting a specific proposed Department of Defense testing standard.

We consider our patents and other intellectual property to be of significant value to each of our segments.

Backlog

Total Company backlog of firm orders at September 30, 2025 was $1,133.6 million, representing an increase of $469.4 million (70.7%) from the backlog from continuing operations of $664.2 million at September 30, 2024. By segment, the backlog at September 30, 2025 and September 30, 2024, respectively, was $803.0 million and $385.6 million for A&D; $143.4 million and $120.0 million for USG; and $187.2 million and $158.6 million for Test. We estimate that as of September 30, 2025, domestic customers accounted for approximately 69% of our total firm orders and international customers accounted for approximately 31%. Of our total backlog at September 30, 2025, approximately 64% is expected to be completed in the fiscal year ending September 30, 2026.

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

Our A&D segment purchases supplies from a wide array of vendors. In most instances, multiple vendors of raw materials are screened during a qualification process to ensure that there will not be an interruption of supply should one of them underperform or discontinue operations. Nonetheless, in some situations, there is a risk of shortages due to reliance on a limited number of suppliers or because of price fluctuations due to the nature of the raw materials. For example, aerospace-grade titanium, an important raw material for our A&D segment subsidiaries, may at times be in short supply.

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

Significant competitors of our A&D segment include Pall Corporation (a subsidiary of Danaher Corporation), Moog, Inc., Safran (Sofrance), CLARCOR Inc., TransDigm (PneuDraulics), Parker Hannifin, Collins Aerospace, L3 Harris and Leonardo DRS.

Significant competitors of our USG segment include OMICRON Electronics Corp., Megger Group Limited, Vaisala, and Qualitrol Company LLC (a subsidiary of Ralliant Corporation).

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

Human Capital Management

As of September 30, 2025, we employed 3,425 persons, including 3,359 full time employees, 28% of whom were located in 16 offices outside the U.S.A.

Our employees are our greatest strength and are critical to the achievement of our vision and successful execution of our global business strategy. We strive to be a responsible member of the communities in which we operate, and we are dedicated to preserving operational excellence and remaining an employer of choice. We provide and maintain a work environment that attracts, develops and retains top talent by offering our employees an engaging work experience that contributes to their career development.

We strive to maintain a culture that enables all employees to be treated with dignity and respect while performing their jobs to the best of their abilities. We operate in a supportive culture that incorporates strong ethical behavior and reinforces our human rights commitment through annual training on ethics, human rights, anti-human trafficking and harassment prevention. Through our charitable Foundation, we provide opportunities for civic involvement that support our communities and provide our employees with meaningful experiences that promote collaborative and rewarding work environments.

Our CORE values are Integrity, Teamwork, Customer Service, Safety, Innovation and Quality. Safety is a core value at ESCO Technologies. We are committed to achieving zero workplace injuries and maintain continuous oversight of key safety indicators, including recordable incidents, restricted duty and lost time cases, workers’ compensation claims, and injury rates. All incidents are investigated to determine root causes, and corrective actions are implemented and shared company-wide to prevent recurrence.

Our engagement strategy focuses on attracting, developing and retaining world-class talent to maximize customer value. This was the second year we conducted a global engagement survey which measured five primary engagement drivers as well as our core values. The response rate for this survey was 74% and overall global engagement continues to exceed comparable benchmarks, increasing by two points to 83%. The insights gained from the survey have informed actions to build on strengths and address areas of opportunity. Periodic engagement surveys will help measure progress against those actions.

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

We recognize that our success is based on the talents and dedication of those we employ, and we are invested in their success. We make significant investments in the areas of talent development, technical skills and compliance training in areas such as supervisor training, professional coaching, ethics, safety, hazmat, ITAR, etc. For succession planning purposes, we focus on identifying high-potential future leaders and working with them on individual development plans and coaching. This year we launched the Leadership Education and Development Program (LEAD), a key leadership initiative created to foster meaningful connections and support professional growth across ESCO. The LEAD Program spans twelve months and includes an inaugural cohort of ten participants from across our subsidiaries, launched in April 2025.

Attracting and retaining a talented workforce is of utmost importance. Given the ever-changing talent market, we regularly recognize and reward performance, including merit increases, market adjustments, spot bonuses and other creative ways to recognize and reward employees. By utilizing these and other measures, at the end of our fiscal year the average tenure of our workforce was 9 years. One-third of our employees have been with us for 10 or more years and over 50% of our employees have been with us for five or more years.

We are committed to the health and wellbeing of our employees and their families by encouraging participation in wellness programs. Generally, all our full-time employees, both domestic and international, are offered health and welfare benefits. We remain committed to our communities, including through financial support from the ESCO Foundation and through personal participation of our employees with a variety of local organizations, such as area food banks, blood drives, community outreach, Special Olympics, Habitat for Humanity, Big Brothers Big Sisters, Ronald McDonald House, and many other favored local charities. We believe strong human capital is a competitive differentiator, and we focus on ensuring we have the right domestic and international talent in place to drive our strategic initiatives not only today but well into the future.

Financing

For information about our credit facility, see Note 7 to the Consolidated Financial Statements, which is incorporated into this Item by reference.

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

Name	Age	Position(s) and Business Experience
Bryan H. Sayler	59

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

Christopher L. Tucker	54

Mr. Tucker has been Senior Vice President and Chief Financial Officer since April 2021. Since joining ESCO, he has prioritized broadening the capabilities of the finance and IT teams while also strengthening financial reporting and planning systems. Prior to joining ESCO, Mr. Tucker worked at Emerson Electric Co. (NYSE: EMR) for 24 years, most recently as Vice President and Chief Financial Officer of Emerson’s Commercial and Residential Solutions business segment.

David M. Schatz	62

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

Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2025, approximately 23% of our revenues from continuing operations were generated from sales to the U.S. Government or its contractors, primarily within our A&D segment. These sales are dependent on government funding of the underlying programs, which is generally subject to annual Congressional appropriations and periodic authorization of increases in the Government debt ceiling, and they may therefore be adversely affected not only by failure to obtain timely and adequate appropriations but also by extended Government shutdowns or by changes in Government spending priorities.

The lack of certainty about long-term Government defense spending priorities and Congressional willingness to continue short-term Governmental funding in a timely manner creates a continuing risk of reductions or terminations of, or delays in, the government funding of programs applicable to us or our customers, which we cannot anticipate. These funding effects could adversely affect our financial condition or results of operations. A significant portion of Globe’s and Westland’s sales involve major U.S. Government programs such as U.S. Navy submarines. A reduction or delay in Government spending on these programs could have a significant adverse impact on our financial results which could extend for more than a single year.

As of September 30, 2025, our twelve-month backlog was approximately $722 million, which represents confirmed orders we believe will be recognized as revenue within the next twelve months. There can be no assurance that our customers will purchase all the orders represented in our backlog, particularly as to contracts which are subject to the U.S. Government’s and its subcontractors’ ability to modify or terminate major programs or contracts, and if and to the extent that this occurs, our future revenues could be materially reduced.

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

In 2025, approximately 34% of our net sales from continuing operations were to customers outside the United States. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:

●	Executive branch actions such as the imposition of tariffs on imports of component parts or raw materials exceeding our ability to pass them along to our customers, or changes in regulatory requirements;
●	Other changes in the global trade environment, including disputes with authorities in non-U.S. jurisdictions, including international trade authorities, that could impact sales and/or delivery of products and services outside the U.S. and/or impose costs on our customers in the form of import duties or penalties attributable to the importation of our products;
●	Trade restrictions against certain foreign-made products or entities may adversely affect our business and our ability to compete in certain markets;
●	Ongoing trade tensions between the U.S. and other countries including China as well as traditional trading partners such as Canada and the E.U., which involve restrictions on the availability of raw materials or cause U.S. goods to be viewed in a less favorable light by non-U.S. customers;
●	Changes to U.S. and non-U.S. government policies, including sourcing restrictions, requirements to expend a portion of program funds locally and governmental industrial cooperation or participation requirements;
●	Future decisions of the UK Government which might significantly reduce funding for its naval programs;
●	Fluctuations in international currency exchange rates;
●	Volatility in international political and economic environments and changes in non-U.S. national priorities and budgets, which can lead to delays or fluctuations in orders;
●	Imposition of domestic and international taxes, export controls, tariffs, embargoes, sanctions (such as those imposed on Russia and Iran) and other trade restrictions;
●	Compliance with a variety of non-U.S. laws, as well as U.S. laws affecting the activities of U.S. companies abroad; and
●	Unforeseen developments and conditions, including terrorism, war, epidemics and international tensions and conflicts.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our future operations, revenues and financial condition.

Economic, political and other risks of our international operations, including unforeseen developments such as terrorist activities, international tensions, war or other armed conflict, and international pandemics, could adversely affect our business.

Adverse changes in the political situation in certain foreign countries in which we do business could cause a decline in revenues and adversely affect our financial condition. For example:

●	Our Test segment does significant business in Asia, and changes in the Chinese political climate, or economic or territorial aggression by China against Taiwan or other nearby countries, could significantly and negatively affect our business; also, cash generated by our business in China may not be available to fund our operations or other uses outside China due to possible imposition of restrictions or limitations on our ability to repatriate the cash, and although we repatriate cash on a regular basis to mitigate this risk, we may not be able to continue to do this in the future;

●	Several of our subsidiaries are based in Europe and could be negatively impacted by the ongoing conflicts between Russia and Ukraine, between Israel and Hamas in Gaza and Lebanon, or between Israel and Iran; if any of these conflicts were to expand in scope or spread beyond these countries, or if other conflicts were to develop, we would expect an increasingly unfavorable impact on our global business environment; and
●	Our international sales are also subject to other risks inherent in foreign commerce, including currency fluctuations and devaluations, differences in foreign laws, uncertainties as to enforcement of contract or intellectual property rights, and difficulties in negotiating and resolving disputes with our foreign customers.

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

A significant part of our manufacturing operations relies on a small number of third-party manufacturers to supply component parts or products. For example, Doble has arrangements with six manufacturers which produce and supply a substantial portion of its end-products, and one of these suppliers produces approximately 23% of Doble’s products from a single location within the United States. As another example, Globe has a single supplier of critical materials for a significant military production program, and if this supplier were to discontinue producing these components in a timely manner the need to secure another source could pose a risk to or at least a significant delay in the production program. A significant disruption in the supply of those products or others provided by a small number of suppliers could negatively affect the timely delivery of products to customers as well as future sales, which could increase costs and reduce margins.

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

The cost of raw materials and product components is a major element of the total cost of many of our products. For example, our Test segment’s critical components rely on purchases of raw materials from third parties. Import tariffs or other increases in the prices of raw materials (such as steel, copper, nickel, zinc, wood and petrochemical products) could have an adverse impact on our business by, among other things, increasing costs and reducing margins. Aerospace-grade titanium, an important raw material for our A&D segment, may at times be in short supply; in addition, although we try to tie our supplier pricing to long-term contracts this is not always possible. In addition, our reliance on sole or limited sources of supply of raw materials and components in each of our segments could adversely affect our business, as described in the preceding Risk Factor.

The end of customer product life cycles, or our inability to timely develop new products, could reduce our future sales.

Many of our A&D segment products are sold to be components in our customers’ end products. If a customer discontinues a certain end-product line and we are unable to develop and successfully market replacement products there could be a significant decrease in our sales and an adverse effect on our operating results. For example, a substantial portion of PTI’s revenue is generated from commercial aviation aftermarket sales. As certain aircraft are retired and replaced by newer aircraft, if we are unable to offer suitable products for the newer aircraft there could be a corresponding decrease in sales associated with our products which could adversely affect our operating results.

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

We have been and are currently involved as a responsible party in several ongoing investigations and remediations of contaminated third-party owned properties. In addition, environmental contamination may be discovered in the future on properties which we formerly owned or operated and for which we could be legally responsible. Future costs associated with these situations, including ones which may be currently unknown to us, are difficult to quantify but could have a significant effect on our financial condition.

The effects of climate change, or significant natural disasters or weather events, could adversely affect our sales.

The potential physical impacts of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt our supply chain, and cause our suppliers to incur significant costs in preparing for or responding to these effects. These and other weather-created disruptions in supply, in addition to affecting costs, could impact our ability to procure an adequate supply of these raw materials and components, and delay or prevent deliveries of products to our customers. In addition, significant natural disasters or weather events such as major earthquakes or hurricanes could disrupt our operations. For example, many of our A&D segment’s operations are located near major fault lines in California, where a major earthquake could result in significant physical damage to or closure of one or more of these facilities, and Doble has a significant supplier in coastal Florida, where a major hurricane could have similar effects. Any prolonged disruption in one or more of these manufacturing operations could significantly delay our ability to make timely deliveries of products to our customers.

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

In addition, acquisitions of other companies, including but not limited to those encompassed in the Maritime acquisition, involve numerous risks, including unexpected or unavoidable delays in consummation, possible failure to satisfy preconditions to closing or comply with post-closing terms, difficulties in the integration of the operations, technologies and products of the acquired companies, the potential exposure to unanticipated and undisclosed liabilities, the potential that expected benefits or synergies are not realized and that operating costs increase, the potential loss of key personnel, suppliers or customers of acquired businesses and the diversion of Management’s time and attention from other business concerns. Although we attempt to identify and evaluate the risks inherent in any acquisition, we may not properly ascertain or mitigate all such risks, and our failure to do so could have a material adverse effect on our business.

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

Provisions in our articles of incorporation, bylaws and Missouri corporate laws could make us less attractive to investors or make it more difficult for a third party to acquire us, and could thereby adversely affect the market price of our common stock.

Our articles of incorporation and bylaws contain certain provisions which could make us less attractive to prospective investors or discourage potential takeover attempts, including a limitation on the shareholders’ ability to call special meetings of shareholders; advance notice requirements to nominate candidates for election as directors or to propose matters for action at a meeting of shareholders; a classified board of directors, which means that only approximately one-third of our directors are elected each year; and the authority of our board of directors to issue, without shareholder approval, preferred stock with such terms as the board may determine. In addition, the laws of Missouri, in which we are incorporated, require a two-thirds vote of outstanding shares to approve mergers or certain other major corporate transactions, rather than a simple majority as in some other states such as Delaware. These provisions could reduce major shareholders’ influence over corporate policy or impede a merger or other change of control not approved by our board of directors, which could discourage investors and in some circumstances reduce the market price of our common stock.

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

Cybersecurity Governance

Our cybersecurity program is managed by a global internal team that addresses potential risks, implements processes to support our cybersecurity program and responds to potential cyber incidents. The team has decades of experience with varied certifications and includes our Senior Director of IT who has over 25 years of experience as an IT professional engaged in network cybersecurity. The internal team is supported by third party providers to expand coverage, expertise and responsiveness.

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

At September 30, 2025, our physical properties, including those described in the table below, comprised approximately 2,440,000 square feet, of which approximately 761,000 square feet were owned and approximately 1,679,000 square feet were leased. The table below includes our principal physical properties. We do not believe any of the omitted properties, consisting primarily of office space, warehouse space and land held for possible future use, are individually or collectively material to our operations or business. See also Note 12 to the Consolidated Financial Statements.

			Principal Use(s)
			(M=Manufacturing,
			E=Engineering,
	Approx.	Owned / Leased (with	W=Warehouse,	Operating
Location	Sq. Ft.	Expiration Date)	O=Office)	Segment
Modesto, CA	181,500	Leased (9/30/2033)	M, E, W, O	A&D
Stoughton, MA	163,300	Leased (11/30/2037)	M, E, W, O	A&D
Denton, TX	145,000	Leased (9/30/2029, plus options)	M, E, W, O	A&D
Cedar Park, TX	130,000	Owned	M, E, W, O	Test
Oxnard, CA	127,400	Owned	M, E, W, O	A&D
Durant, OK	100,000	Owned	M, W, O	Test
Valencia, CA	79,300	Owned	M, E, O	A&D
Marlborough, MA	79,100	Leased (2/28/2037)	M, E, W, O	USG
Hinesburg, VT	77,000	Owned	M, E, W, O	USG
Yaphank, NY	67,000	Leased (8/31/2028)	M, E, W, O	A&D
Accident, MD	66,800	Owned	M, E, W, O	USG
Liverpool, England	42,000	Owned	M, E, W, O	Test
Eura, Finland	41,500	Owned	M, E, W, O	Test
Wallingford, CT	40,600	Leased (6/30/2030)	M, E, W, O	A&D
Rugeley, England	62,000	Owned	M, E, W, O	A&D
Montreal, Québec	38,400	Leased (8/31/2041)	M, E, W, O	USG
Tianjin, China	72,000	Leased (various)	M, E, O	Test
Minocqua, WI	35,400	Owned	M, W, O	Test
Bologna, Italy	28,200	Leased (8/13/2028)	M, E, W, O	USG
Cedar Park, TX	28,000	Leased (2/28/2029)	M. W	Test
Ontario, CA	26,900	Leased (8/31/2030)	M, E, W, O	USG
Chatsworth, CA	24,800	Leased (12/31/2025)	M, E, W, O	A&D
St. Louis, MO	24,800	Leased (12/31/2035)	O (ESCO Corporate HQ)	Corporate
Attleboro, MA	20,500	Leased (6/30/2026)	M, E, W, O	A&D
Taino, Italy	18,000	Leased (various term ends)	M, E, W, O	USG
Bangalore, India	17,000	Leased (2/28/2031)	M, E, W, O	Test
Zola Predosa, Italy	12,900	Leased (1/31/2029)	M, E, W, O	USG
Morrisville, NC	11,600	Leased (1/31/2027, plus options)	O	USG
Wood Dale, IL	10,700	Leased (8/31/2029)	E, O	Test

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record. As of November 14, 2025, there were approximately 1,894 holders of record of our common stock.

Price Range of Common Stock and Dividends. Our common stock is listed on the New York Stock Exchange; its trading symbol is “ESE”.

Company Purchases of Equity Securities. For information about our common stock repurchase programs, please refer to Note 8 to the Consolidated Financial Statements. The Company did not repurchase any shares during the fourth quarter of 2025.

Securities Authorized for Issuance Under Equity Compensation Plans. For information about securities authorized for issuance under our equity compensation plans, please refer to Item 12 of this Form 10-K and to Note 9 to the Consolidated Financial Statements.

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

The measurement period begins on September 30, 2020 and measures at each September 30 thereafter. These figures assume that all dividends, if any, paid over the measurement period were reinvested, and that the starting values of each index and the investments in our common stock were $100 at the close of trading on September 30, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among ESCO Technologies Inc., the Russell 2000 Index,

and the S&P SmallCap 600 Industrials Index

	9/30/20	9/30/21	9/30/22	9/30/23	9/30/24	9/30/25
ESCO Technologies Inc.	$100.00	$95.91	$91.77	$130.97	$162.23	$266.11
Russell 2000 Index	100.00	147.68	112.98	123.07	156.00	172.78
S&P SmallCap 600 Industrials Index	100.00	146.65	126.99	164.32	220.60	251.75

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

On May 20, 2025, the Company announced it had entered into a definitive agreement to sell VACCO Industries (VACCO) to RBC Bearings Incorporated (RBC), an international manufacturer and marketer of highly engineered precision bearings and products, headquartered in Oxford, Connecticut. The Company completed this divestiture on July 18, 2025. The Company received net proceeds from the sale of approximately $270 million and recorded a $172.6 million after-tax gain on the sale in the fourth quarter of 2025. The Company used the proceeds from the sale to primarily pay down debt. The VACCO business is reflected as discontinued operations in the Consolidated Financial Statements and related notes for all periods presented, in accordance with accounting principles generally accepted in the United States of America (GAAP). The sale of VACCO represents a strategic shift for the Company to exit the Space business. Net sales from the VACCO business were $102.9 million, $107.6 million and $100.2 million for the period October 1, 2024 through July 18, 2025 and years ending September 30, 2024 and 2023, respectively. Pretax earnings (loss) from the VACCO business were $13.7 million, $(1.1) million and $8.6 million for the years ending September 30, 2025, 2024 and 2023, respectively. See Note 3 to the Consolidated Financial Statements for further discussion.

Selected financial information for each of our business segments is provided in the discussion below and in Note 10 to the Company’s Consolidated Financial Statements.

This section includes comparisons of certain 2025 financial information to the same information for 2024. Year-to-year comparisons of the 2024 financial information to the same information for 2023 are contained in Item 7 of our Form 10-K for 2024 filed with the Securities and Exchange Commission on November 29, 2024 and available through the SEC’s website at https://www.sec.gov/edgar/searchedgar/companysearch.html.

Introduction

We classify our business operations into three segments for financial reporting purposes, although for reporting certain financial information we treat Corporate activities as a separate segment. Our three operating segments during 2025 were Aerospace & Defense (A&D), Utility Solutions Group (USG), and RF Test & Measurement (Test). Our operating segments are comprised of the following primary operating subsidiaries:

●	A&D: PTI Technologies Inc. (PTI); Crissair, Inc. (Crissair); Globe Composite Solutions, LLC (Globe, which also includes Westland Technologies, Inc.); Mayday Manufacturing Co. (Mayday); and since April 25, 2025, ESCO Maritime Solutions (or Maritime), consisting of ESCO Maritime Solutions, Ltd., DNE Technologies, Inc.(DNE), EMS Development Corporation (EMS), Measurement Systems, Inc. (MSI) and PMES I Limited.
●	USG: Doble Engineering Company (Doble), Morgan Schaffer Ltd. (Morgan Schaffer), and I.S.A. – Altanova Group S.r.l. and affiliates (Altanova); and NRG Systems, Inc. (NRG) (except as the context may otherwise indicate, Doble also includes Morgan Schaffer, Altanova and ESCO’s other USG segment subsidiaries other than NRG).
●	Test: ETS-Lindgren Inc. (ETS-Lindgren) and MPE Limited (MPE) (except as the context may otherwise indicate, ETS-Lindgren also includes MPE and ESCO’s other Test segment subsidiaries).

A&D.  PTI and Crissair primarily design and manufacture specialty filtration products, including hydraulic filter elements and fluid control devices used in commercial and defense aerospace applications, and miniature electro-explosive devices for military aircraft ejection seats and missile arming devices. Mayday manufactures mission-critical bushings, pins, sleeves and precision-tolerance machined components for landing gear, rotor heads, engine mounts, flight controls, and actuation systems for the aerospace and defense industries. Globe designs, develops and manufactures elastomeric-based signature reduction solutions for U.S. naval vessels. Maritime is an established, long-standing business providing mission-critical signature and power management solutions for the US and UK naval defense markets.

USG.  Doble develops, manufactures and delivers diagnostic testing solutions that enable electric power grid operators to assess the integrity of high-voltage power delivery equipment. NRG designs and manufactures decision support tools for the renewable energy industry, primarily wind and solar.

Test.  ETS-Lindgren is an industry leader in providing its customers with the ability to identify, measure and control magnetic and electromagnetic energy.

We continue to operate with meaningful growth prospects in our primary served markets and with considerable financial flexibility. We continue to focus on new products that incorporate proprietary design and process technologies. Our Management is committed to delivering shareholder value through organic growth, ongoing performance improvement initiatives, and acquisitions.

Highlights of 2025

●	Sales and net earnings from continuing operations in 2025 were $1,095.4 million and $116.3 million, respectively, compared to sales and net earnings from continuing operations in 2024 of $919.1 million and $102.6 million, respectively.
●	Diluted EPS – GAAP from continuing operations for 2025 increased 13.1% to $4.49, compared to Diluted EPS – GAAP from continuing operations for 2024 of $3.97. Diluted EPS – GAAP for 2025 was $11.55 compared to Diluted EPS – GAAP for 2024 of $3.94.

●	Diluted EPS – As Adjusted for 2025 was $6.03 excluding $52.1 million of pretax charges (or $1.54 per share after tax), consisting of acquisition costs at Corporate and purchase accounting adjustments primarily related to the Maritime acquisition, restructuring charges in the USG and Test segments, and acquisition related amortization. Diluted EPS – As Adjusted for 2024 was $4.77 excluding $26.7 million of pretax charges (or $0.80 per share after tax), consisting of debt financing and acquisition costs at Corporate primarily related to the Maritime acquisition, restructuring charges in the A&D, Test and USG segments, MPE purchase accounting adjustments, and acquisition-related amortization. See “Non-GAAP Financial Measures” below.

	Fiscal year ended
(Dollars in millions)	2025	2024
Diluted EPS – Continuing Operations GAAP	$4.49	3.97
Acquisition related costs / debt financing costs	0.15	0.15
Purchase accounting adjustments	0.14	0.04
Restructuring adjustments	0.02	0.02
Acquisition related amortization	1.23	0.59
Diluted EPS – Continuing Operations As Adjusted	$6.03	4.77

●	At September 30, 2025, cash on hand was $101.4 million and outstanding debt was $186 million, for a net debt position (total debt less cash on hand) of approximately $84.6 million.
●	On April 25, 2025, the Company completed the acquisition of the Signature Management & Power business (renamed ESCO Maritime Solutions or Maritime) for a purchase price of approximately $472 million, net of cash acquired.
●	Entered orders for 2025 from continuing operations were $1,564.8 million (including $364.2 million of Maritime acquired backlog) resulting in a book-to-bill ratio of 1.43x. Backlog at September 30, 2025 was $1,133.6 million, an increase of $469.4 million, or 70.7%, compared to backlog from continuing operations of $664.2 million at September 30, 2024.
●	The Company declared dividends of $0.32 per share during 2025, totaling $8.3 million in dividend payments.

Results of Continuing Operations

Net Sales

			Change
	Fiscal year ended		2025
(Dollars in millions)	2025	2024	vs. 2024
A&D	$478.2	340.5	40.4%
USG	380.0	369.1	3.0%
Test	237.2	209.5	13.2%
Total	$1,095.4	919.1	19.2%

Net sales increased $176.3 million, or 19.2%, to $1,095.4 million in 2025 from $919.1 million in 2024. The increase in net sales in 2025 as compared to 2024 was mainly due to a $137.7 million increase in the A&D segment, a $10.9 million increase in the USG segment, and a $27.7 million increase in the Test segment.

A&D

The $137.7 million, or 40.4%, increase in net sales in 2025 as compared to 2024 was mainly due to a $94.1 million increase in navy revenues and a $39.8 million increase in commercial aerospace revenues, partially offset by a $5.2 million decrease in defense aerospace revenues. By subsidiary, the $137.7 million increase in net sales in 2025 as compared to 2024 was due to an $8.1 million increase in net sales at PTI, a $13.3 million increase in net sales at Globe, a $19.6 million increase in net sales at Crissair, a $1.5 million increase in net sales at Mayday and a $95.2 million net sales contribution from the current year acquisition of Maritime.

USG

The $10.9 million, or 3.0%, increase in net sales in 2025 as compared to 2024 was mainly due to a $17.8 million increase in net sales at Doble mainly due to higher shipments of offline and protection testing products and service revenue, partially offset by a $7.0 million decrease in net sales at NRG driven by lower shipments of solar and wind products due to renewables market weakness.

Test

The $27.7 million, or 13.2%, increase in net sales in 2025 as compared to 2024 was due to a $15.4 million increase in sales from the Company’s U.S. operations, an $8.8 million increase in sales from the Company’s European operations, and a $3.5 million increase in sales from the Company’s Asian operations due to higher test and measurement, industrial shielding, medical services and filters volumes partially offset by lower wireless volumes.

Orders and Backlog

New orders received from continuing operations were $1,564.8 million in 2025 and $999.8 million in 2024. Order backlog was $1,133.6 million at September 30, 2025, compared to order backlog from continuing operations of $664.2 million at September 30, 2024. Orders are entered into backlog as firm purchase order commitments are received.

By operating segment, 2025 orders were $895.6 million related to A&D products (including $364.2 million of Maritime acquired backlog), $403.5 million related to USG products, and $265.7 million related to Test products; and 2024 orders were $430.9 million related to A&D products, $355.6 million related to USG products, and $213.3 million related to Test products.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $234.6 million, or 21.4% of net sales, in 2025, and $208.2 million, or 22.7% of net sales, in 2024. The $26.4 million increase in SG&A expenses in 2025 as compared to 2024 was mainly due to an increase within the A&D segment (due to the Maritime acquisition) and the Test and USG segments due to higher sales, inflationary impacts, and an increase at Corporate mainly due to acquisition costs.

Amortization of Intangible Assets

Amortization of intangible assets was $53.3 million in 2025 and $32.8 million in 2024, including $41.4 million and $20.7 million of amortization of acquired intangible assets in 2025 and 2024, respectively, related to our acquisitions. The amortization of acquired intangible assets related to acquisitions is included in the Corporate segment’s results. The remaining amortization expenses relate to other identifiable intangible assets (primarily software, patents and licenses), which are included in the respective segment’s operating results. The increase in amortization expense in 2025 as compared to 2024 was mainly due to an increase in amortization of intangible assets related to the Maritime acquisition.

Other Expenses, Net

Other expenses, net, were $2.8 million in 2025, compared to $1.4 million in 2024. The principal component of other expenses, net, in 2025 was approximately $1.0 million of restructuring charges within the USG and Test segments (mainly severance charges) and $1.3 million of UK stamp duty charges due to the Maritime acquisition. The principal component of other expenses, net, in 2024 was approximately $1.0 million of restructuring costs within the USG and Test segments (mainly severance charges).

Non-GAAP Financial Measures

The information reported herein includes the financial measures Diluted EPS As Adjusted, which we define as Diluted EPS excluding the per-share net impact of discrete acquisition related costs at Corporate, purchase accounting charges related to the Maritime acquisition, restructuring charges within the Test and USG segments, and acquisition related amortization in 2025; and discrete debt financing and acquisition related costs at Corporate primarily related to the Maritime acquisition, restructuring charges in the A&D, Test and USG segments (primarily severance), purchase accounting charges related to the MPE acquisition and acquisition related amortization in 2024; EBIT, which we define as earnings before interest and taxes; and EBIT margin, which we define as EBIT expressed as a percentage of net sales. Diluted EPS –As Adjusted, EBIT on a consolidated basis, and EBIT margin on a consolidated basis are not recognized in accordance with GAAP. However, we believe that these measures provide investors and Management with valuable information for assessing our operating results. Management evaluates the performance of our operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of our business segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations and incentive compensation. We believe that the presentation of EBIT, EBIT margin and Diluted EPS –As Adjusted provides important supplemental information to investors by facilitating comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. The use of non-GAAP financial measures is not intended to replace any measures of performance determined in accordance with GAAP.

EBIT

The reconciliation of EBIT from continuing operations to a GAAP financial measure is as follows:

(Dollars in millions)	2025	2024
Net earnings from continuing operations	$116.3	102.6
Add: Interest expense, net	17.5	15.2
Add: Income tax expense	36.6	28.4
EBIT from continuing operations	$170.4	146.2

EBIT by business segment is as follows:

			Change
	Fiscal year ended		2025
(Dollars in millions)	2025	2024	vs. 2024
A&D	$125.1	85.8	45.8%
% of net sales	26.2%	25.2%	—
USG	94.7	85.9	10.2%
% of net sales	24.9%	23.3%	—
Test	34.1	28.6	19.2%
% of net sales	14.4%	13.7%	—
Corporate	(83.5)	(54.1)	(54.3)%
Total	$170.4	146.2	16.6%
% of net sales	15.6%	15.9%	—

A&D

The $39.3 million, or 45.8%, increase in EBIT in 2025 as compared to 2024 was primarily due to leverage on higher sales volumes and price increases at Mayday, PTI, Crissair and Globe and the contribution from the current year acquisition of Maritime partially offset by a decrease in EBIT due to inflationary pressures. EBIT in 2025 was negatively impacted by $4.5 million primarily consisting of inventory step-up charges and UK stamp duty charges related to the Maritime acquisition.

USG

The $8.8 million, or 10.2%, increase in EBIT in 2025 as compared to 2024 was mainly due to leverage on higher sales volumes at Doble with a favorable product mix and price increases, partially offset by lower sales at NRG and inflationary pressures. EBIT in 2025 was negatively impacted by $0.4 million of restructuring charges (mainly severance).

Test

The $5.5 million, or 19.2%, increase in EBIT in 2025 as compared to 2024 was primarily due to an increase in EBIT from the segment’s U.S. and European operations and price increases, partially offset by a decrease in EBIT from the Company’s Asian operations, inflationary pressures and unfavorable mix. EBIT in 2025 was negatively impacted by $0.5 million of restructuring charges (mainly severance).

Corporate

Corporate costs included in 2025 consolidated EBIT increased to $83.5 million as compared to $54.1 million in 2024. The increase in Corporate costs in 2025 as compared to 2024 was mainly due to a $21.4 million increase in acquisition related amortization expense and $5.5 million of acquisition costs, both primarily due to the Maritime acquisition, as well as an increase in share-based compensation costs.

Interest Expense, Net

Interest expense, net was $17.5 million and $15.2 million in 2025 and 2024, respectively. The increase in interest expense in 2025 was mainly due to higher average outstanding borrowings related to the Maritime acquisition in April 2025. Average outstanding borrowings were $265 million in 2025 compared to $167 million in 2024.

Income Tax Expense

The effective tax rates from continuing operations for 2025 and 2024 were 23.9% and 21.6%, respectively. The increase in the 2025 effective tax rate as compared to 2024 was primarily due to an increase in non-deductible executive compensation, increased non-deductible transaction costs and a reduction in the foreign-derived intangible income deduction.

No provision has been made in 2025 for foreign withholding or any applicable U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries where these earnings are considered indefinitely invested or otherwise retained for continuing international operations. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable.

Acquisitions

Information regarding our acquisitions during 2025, 2024 and 2023 is set forth in Note 2 to the Consolidated Financial Statements, which Note is incorporated by reference herein.

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

Divestiture

In July 2025, we completed the sale of our former A&D subsidiary VACCO Industries (VACCO) for net sales proceeds of approximately $270 million. The sale was made as part of our strategic portfolio analysis, which is focused on positioning us to serve high-growth markets that have high margin potential. VACCO is reflected as discontinued operations in the Consolidated Financial Statements and related notes for all periods shown in this Annual Report.

Capital Resources and Liquidity

Our overall financial position and liquidity are strong. Working capital from continuing operations (current assets less current liabilities) decreased to $180.4 million at September 30, 2025 from $283.9 million at September 30, 2024. The main driver of the decrease was an increase in contract liabilities of $135.7 million primarily due to the Maritime acquisition and increases at Globe and Doble. Accounts receivable increased by $31.5 million during 2025 mainly due to an approximately $30.6 million increase within the A&D segment (primarily due to the Maritime acquisition), a $5.8 million increase within the Test segment, partially offset by a $4.9 million decrease within the USG segment. Inventories increased by $22.3 million during 2025 mainly due to a $14.7 million increase within the A&D segment (primarily due to the Maritime acquisition), a $5.7 million increase within the Test segment and a $2.0 million increase within the USG segment resulting primarily from the timing of finished goods and receipt of raw materials to meet anticipated demand and an increase in work in process inventories due to timing of manufacturing existing orders.

Net cash provided by operating activities from continuing operations was $200.4 million in 2025 and $121.6 million in 2024. The increase in net cash provided by operating activities in 2025 as compared to 2024 was mainly driven by higher net earnings and lower working capital requirements.

Net cash used in investing activities from continuing operations was $524.2 million in 2025 and $96.6 million in 2024. The increase in 2025 as compared to 2024 was mainly due to the Maritime acquisition completed on April 25, 2025. Capital expenditures from continuing operations were $36.3 million in 2025 and $28.3 million in 2024. The increase in 2025 as compared to 2024 was mainly due to modest increases across all three business segments. In addition, the Company incurred expenditures for capitalized software and other of $15.8 million in 2025 and $11.9 million in 2024.

There were no commitments outstanding that were considered material for capital expenditures at September 30, 2025.

Net cash provided (used) by financing activities from continuing operations was $49.5 million in 2025 and $(0.8) million in 2024, primarily due to the increase in debt borrowings during 2025.

Bank Credit Facility

A description of our credit facility (the “Credit Facility”) is set forth in Note 7 to the Consolidated Financial Statements, which Note is incorporated by reference herein.

Cash flow from operations and borrowings under the Credit Facility and the Incremental Facility is expected to provide adequate resources to meet our capital requirements and operational needs both for the next 12 months and for the foreseeable future.

Dividends

During both 2025 and 2024 we paid a regular quarterly cash dividend at an annual rate of $0.32 per share, totaling $8.3 million and $8.2 million in 2025 and 2024, respectively.

Off-Balance-Sheet Arrangements

We had no off-balance-sheet arrangements outstanding at September 30, 2025.

Share Repurchases

The Company did not repurchase any shares during 2025. During 2024, the Company repurchased approximately 80,500 shares for approximately $8.0 million.

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

Approximately 48% of the A&D segment’s revenue (21% of consolidated revenue) is recognized over time as the products do not have an alternative use and either we have an enforceable right to payment for costs incurred plus a reasonable margin or the inventory is owned by the customer. Selecting the method to measure progress towards completion for our contracts requires judgment and is based on the nature of the products or services to be provided.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either revenue or operating costs and expenses. The aggregate impact of adjustments in contract estimates increased our earnings after income tax from continuing operations and diluted earnings per share by approximately $2.6 million and $0.10 per share, respectively, in 2025.

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

Goodwill and Other Long-Lived Assets

Our Management annually reviews goodwill and other long-lived assets for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If we determine that the carrying value of the goodwill and other long-lived assets may not be recoverable, we record a permanent impairment charge for the amount by which the carrying value of the goodwill and other long-lived assets exceeds its fair value. We measure fair value based on a discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in each of our reporting units’ or asset groups’ current business models. Our estimates of cash flows and discount rate are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. We believe that Management’s estimates of future cash flows and fair value are reasonable; however, changes in estimates could result in impairment charges. At September 30, 2025 we have determined that no goodwill or other long-lived assets were impaired.

We amortize intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and review them for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of the acquisition date fair values of identifiable assets acquired and liabilities assumed requires estimates and the use of valuation techniques when fair value is not readily available and requires a significant amount of management judgment. For the valuation of intangible assets acquired in a business combination, we typically use an income approach. Specifically, for the Maritime acquisition, we used the multi-period excess earnings method to determine the estimated acquisition date fair values of the customer relationship and backlog intangible assets. The significant assumptions used to estimate the fair values of these intangible assets included forecasted revenues, expected customer attrition rates, and the discount rate applied. Although the Company believes its estimates of acquisition date fair values are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results of other underlying assumptions could have a significant impact on the determination of the fair values of the customer relationship and backlog intangible assets acquired. The excess of the purchase price over fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill due to the use of preliminary information in our initial estimates. Upon conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See “Other Matters - Quantitative And Qualitative Disclosures About Market Risk” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated into this Item by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”) carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2025. The evaluation was conducted under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s Management, with participation of the Certifying Officers, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatement due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, using criteria established in Internal Control – Integrated Framework (2013) issued by COSO and concluded that the Company maintained effective internal control over financial reporting as of September 30, 2025, based on these criteria.

The Company acquired the Signature Management and Power business (Maritime) during the year ended September 30, 2025 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, Maritime’s internal control over financial reporting associated with total assets, including goodwill and intangible assets, representing 24.3 percent of consolidated assets, and total sales representing 8.7 percent of consolidated net sales, included in the consolidated financial statements of the Company as of and for the year ended September 30, 2025.

Our internal control over financial reporting as of September 30, 2025, has been audited by Grant Thornton, an independent registered public accounting firm, as stated in its report which is included herein and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

Other than as described above with respect to Maritime, no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal year ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of fiscal 2025, no director or officer (as defined in Securities and Exchange Commission Rule 16a-1(f)) of the Company adopted or terminated:

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, nominees and nominating procedures, Code of Ethics, Audit and Finance Committee, and non-compliance (if any) with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the sections captioned “Proposal 1: Election of Directors” and “Securities Ownership of Directors and Executive Officers” in the 2025 Proxy Statement.

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

Item 11. Executive Compensation

Information regarding our compensation committee and director and executive officer compensation is hereby incorporated by reference to the sections captioned “Committees – Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Proposal 2: Advisory Vote to Approve Executive Compensation” in the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the beneficial ownership of our common stock by our directors, director nominees and executive officers individually and as a group, and by any known holder of five percent or more of the common stock, is hereby incorporated by reference to the sections captioned “Securities Ownership of Directors and Executive Officers” and “Securities Ownership of Certain Beneficial Owners” in the 2025 Proxy Statement.

Information regarding shares of our common stock issued or issuable under our equity compensation plans is hereby incorporated by reference to the section captioned “Proposal 3: Approval of Amendment to Employee Stock Purchase Plan” in the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding transactions with related parties and the independence of our directors, nominees for directors and members of the committees of our board of directors is hereby incorporated by reference to the section captioned “Proposal 1: Election of Directors” in the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding our independent registered public accounting firm, its fees and services, and our Audit and Finance Committee’s pre-approval policies and procedures regarding such fees and services, is hereby incorporated by reference to the section captioned “Proposal 3: Ratification of Appointment of Independent Registered Pubic Accounting Firm” in the 2025 Proxy Statement.

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

Exhibit 10.1 to the Company’s Form 8-K filed September 6, 2023
10.1(b)		Commitment Letter dated July 8, 2024 with JP Morgan Chase Bank N.A., relating to amendment of the 2023 Credit Agreement	Exhibit 10.1(b) to the Company’s Form 10-K for the fiscal year ended September 30, 2024
10.1(c)		Amendment No. 1 to the 2023 Credit Agreement, dated as of August 5, 2024	Exhibit 10.1(c) to the Company’s Form 10-K for the fiscal year ended September 30, 2024
10.2		Form of Indemnification Agreement with each of ESCO’s non-employee directors	Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2012

Exhibit No.		Description	Document Location
10.3(a)	*	Compensation Plan For Non-Employee Directors, as amended and restated to reflect all amendments through December 8, 2020	Exhibit 10.1 to the Company’s Form 8-K filed December 9, 2020
10.3(b)	*	Sub-Plan for Compensation of Non-Employee Directors under 2018 Omnibus Incentive Plan	Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2022
10.3(c)	*	Form of Director Share Award Agreement (Non-Employee Director) (FY2024)	Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2024
10.4	*	2018 Omnibus Incentive Plan as Amended and Restated February 3, 2023	Exhibit 10.1 to the Company’s Form 8-K filed February 8, 2023
10.5(a)	*	Form of Restricted Share Unit (RSU) Awards to Executive Officers under 2018 Omnibus Incentive Plan (FY 2022)	Exhibit 10.1 to the Company’s Form 10-Q filed August 9, 2022
10.5(b)	*	Form of Restricted Share Unit (RSU) Awards to Executive Officers under 2018 Omnibus Incentive Plan (FY 2023-2026)	Exhibit 10.1 to the Company’s Form 10-Q filed August 9, 2023
10.6(a)	*	Form of Performance Share Unit (PSU) Awards to Executive Officers under 2018 Omnibus Incentive Plan (FY 2023)	Exhibit 10.1 to the Company’s Form 10-Q filed February 9, 2022
10.6(b)	*	Form of Performance Share Unit (PSU) Awards to Executive Officers under 2018 Omnibus Incentive Plan (FY 2024-2026)	Exhibit 10.1 to the Company’s Form 10-Q filed February 9, 2024
10.7	*	Tenth Amendment and Restatement of Employee Stock Purchase Plan, effective May 6, 2024	Exhibit 10.1 to the Company’s Form 10-Q filed August 9, 2024
10.8	*	Performance Compensation Plan as amended August 2, 2023 effective October 2, 2023	Exhibit 10.2 to the Company’s Form 8-K filed October 3, 2023
10.9	*	Fourth Amended and Restated Severance Plan dated November 17, 2020	Exhibit 10.2 to the Company’s Form 8-K filed November 19, 2020
10.10	*	Employment and Compensation Agreement with Bryan H. Sayler effective January 1, 2023	Exhibit 10.3 to the Company’s Form 8-K filed January 6, 2023
10.11(a)	*	Employment and Compensation Agreement with Christopher L. Tucker effective April 30, 2021	Exhibit 10.4 to the Company’s Form 10-Q filed August 9, 2021
10.11(b)	*	Form of Restricted Stock Unit Award to Christopher L. Tucker dated February 3, 2023	Exhibit 10.5 to the Company’s Form 10-Q filed May 10, 2023
10.12	*	Employment and Compensation Agreement with David M. Schatz effective April 30, 2021	Exhibit 10.5 to the Company’s Form 10-Q filed August 9, 2021
10.13	*	ESCO Technologies Deferred Compensation Plan, Approved August 1, effective March 1, 2025	Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended September 30, 2024
10.14

Sale and Purchase Agreement dated July 8, 2024 relating to the sale of all the shares In Ultra PMES Limited and Measurement Systems, Inc. and EMS Development Corporation and DNE Technologies, Inc., between Ultra Electronics Holdings Limited as Parent Seller and ESCO Maritime Solutions Ltd. and ESCO Technologies Holding LLC as Buyers and ESCO Technologies Inc. as Guarantor

Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended September 30, 2024
19		Insider Trading Policy	Exhibit 19 to the Company’s Form 10-K for the fiscal year ended September 30, 2024

Exhibit No.		Description	Document Location
21		Subsidiaries of the Company	Filed herewith
23		Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1		Certification of Chief Executive Officer	Filed herewith
31.2		Certification of Chief Financial Officer	Filed herewith
32	**	Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith
97.1		Compensation Recovery Policy, adopted effective February 4, 2010	Exhibit 10.6 to the Company’s Form 8-K filed February 10, 2010
97.2		Supplemental Clawback Policy, adopted August 2, 2023 effective October 2, 2023	Exhibit 10.1 to the Company’s Form 8-K filed October 3, 2023
101.INS	***	Inline XBRL Instance Document	Submitted herewith
101.SCH	***	Inline XBRL Schema Document	Submitted herewith
101.CAL	***	Inline XBRL Calculation Linkbase Document	Submitted herewith
101.LAB	***	Inline XBRL Label Linkbase Document	Submitted herewith
101.PRE	***	Inline XBRL Presentation Linkbase Document	Submitted herewith
101.DEF	***	Inline XBRL Definition Linkbase Document	Submitted herewith
104	***	Cover Page Inline Interactive Data File (contained in Exhibit 101)	Submitted herewith

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

ESCO TECHNOLOGIES INC.

By:	/s/ Bryan H. Sayler
Bryan H. Sayler
Chief Executive Officer and President

Date:	December 1, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan H. Sayler	Chief Executive Officer (Principal Executive Officer), President and Director	December 1, 2025
Bryan H. Sayler

/s/ Christopher L. Tucker	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2025
Christopher L. Tucker

/s/ David A. Campbell	Director	December 1, 2025
David A. Campbell

/s/ Penelope M. Conner	Director	December 1, 2025
Penelope M. Conner

/s/ Patrick M. Dewar	Director	December 1, 2025
Patrick M. Dewar

/s/ Janice L. Hess	Director	December 1, 2025
Janice L. Hess

/s/ Vinod M. Khilnani	Director	December 1, 2025
Vinod M. Khilnani

/s/ Robert J. Phillippy	Director	December 1, 2025
Robert J. Phillippy

/s/ Gloria L. Valdez	Director	December 1, 2025
Gloria L. Valdez

FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ESCO Technologies Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ESCO Technologies Inc. (a Missouri corporation) and subsidiaries (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 1, 2025, expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Estimate of contract costs expected at completion

As described further in note 1 to the financial statements, the Company’s Aerospace & Defense and Test segments enter into certain long-term fixed price contracts with their customers to produce certain products that do not have an alternative use to the Company and for which the Company has an enforceable right to payment for costs incurred to date plus a reasonable margin. For the Aerospace & Defense segment, the Company uses a cost-to-cost method to recognize the revenue for these contracts over time. Using the cost-to-cost method, the Company measures progress to contract completion using the ratio of contract costs incurred to date compared to estimated total contract costs at completion. Judgment is required in estimating the total contract costs at completion due to the unique specifications and requirements for each individual contract relating to the design, development, manufacturing, and installation of the build-to-spec products.

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

Our audit procedures related to the estimated total contract costs at completion include the following, among others. We evaluated the design of certain internal controls related to the Company’s revenue recognition and job cost processes. This included design of controls over the accumulation and estimation of costs to complete the contracts. For a selection of contracts, we compared the Company’s estimated costs and profit margin to the actual costs and profit margin to assess the Company’s ability to accurately estimate costs. We also tested the Company’s assumptions for labor hours, materials and overhead to be incurred for a selection of in-process contracts by:

●	inspecting a sample of historical documents at the time of acquisition, including the current contract and related value, to obtain an understanding of the contractual requirements and deliverables and the nature of the costs necessary to fulfill those contracts.
●	assessing the progress towards completion by performing inquiries of key financial and operational executives to evaluate the progress to date and factors impacting the estimated total contract costs expected at completion.
●	comparing the actual costs incurred to date, as a percentage of the estimated total contract costs at completion, to the revenue recognized to date.
●	comparing the margins experienced to date on in-process contracts to margins for similar contracts.
●	evaluating the estimates for indicators of management bias through the procedures described above.

Acquisition of ESCO Maritime Solutions – valuation of customer relationships

As described further in note 2 to the consolidated financial statements, on April 25, 2025, the Company completed the acquisition of the Signature Management & Power business of Ultra Maritime (now “ESCO Maritime Solutions” or “Maritime”) and the assets acquired and liabilities assumed were recorded at fair value as of the transaction date. The fair value of the customer relationships acquired was $290.5 million.

The fair value of the customer relationships was estimated by management using a multi-period excess earnings method. Management’s cash flow projections for the acquired Maritime customer relationships reflected significant judgments and assumptions including revenue growth rate, customer attrition rate, and discount rate (collectively “Key Assumptions”).

The principal consideration for our determination that the valuation of customer relationships is a critical audit matter is the high degree of auditor judgment necessary in evaluating certain inputs and the Key Assumptions made by management in the valuation models used to determine fair value.

Our audit procedures related to the Company’s valuation of customer relationships in the acquisition of Maritime included the following, among others:

●	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s relevant controls to value the acquired customer relationships, including the Company’s controls over the selection and review of the appropriateness of the Key Assumptions used in determining fair value.
●	We evaluated the appropriateness of the Company’s forecasted revenue growth rates used to value the customer relationships by comparing to historical results, industry growth rates and available market data.
●	We tested the completeness and accuracy of the underlying data used to develop the fair value estimate by tying out historical total revenue and recomputing management’s attrition analysis.

●	We involved professionals with specialized skills and knowledge to:
●	evaluate the appropriateness of the multi-period excess earnings model and methodology used by management.
●	evaluate the appropriateness of the customer attrition rate and discount rate for the valuation of the acquired customer relationships.

We have served as the Company’s auditor since 2021.

/s/ GRANT THORNTON LLP

St. Louis, Missouri

December 1, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ESCO Technologies Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ESCO Technologies Inc. (a Missouri corporation) and subsidiaries (the “Company”) as of September 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2025, and our report dated December 1, 2025 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of ESCO Maritime Solutions Ltd. a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 24 percent and 9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2025. As indicated in Management’s Report, ESCO Maritime Solutions Ltd. was acquired during 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of ESCO Maritime Solutions Ltd.

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

/s/ GRANT THORNTON LLP

St. Louis, Missouri

December 1, 2025

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
Years ended September 30,	2025	2024	2023
Net sales	$1,095,388	919,127	855,793
Costs and expenses:
Cost of sales	634,303	530,555	502,683
Selling, general and administrative expenses	234,638	208,203	203,459
Amortization of intangible assets	53,317	32,804	28,953
Interest expense, net	17,502	15,247	8,769
Other expenses (income), net	2,775	1,365	1,561
Total costs and expenses	942,535	788,174	745,425
Earnings before income tax	152,853	130,953	110,368
Income tax expense	36,554	28,325	24,684
Net earnings from continuing operations	116,299	102,628	85,684
Earnings (loss) from discontinued operations, net of tax expense of $3,464, tax benefit of $317 and tax expense of $1,718 in 2025, 2024 and 2023, respectively	10,282	(747)	6,861
Gain on sale from discontinued operations, net of tax expense of $54,000	172,642	—	—
Net earnings (loss) from discontinued operations	182,924	(747)	6,861

Net earnings	$299,223	101,881	92,545

Earnings per share:
Basic – Continuing operations:	4.50	3.98	3.32
– Discontinued operations	7.09	(0.03)	0.27
– Net earnings	$11.59	3.95	3.59

Diluted: – Continuing operations	4.49	3.97	3.31
– Discontinued operations	7.06	(0.03)	0.27
– Net earnings	$11.55	3.94	3.58
Average common shares outstanding (in thousands):
Basic	25,811	25,774	25,802
Diluted	25,910	25,872	25,879

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)
Years ended September 30,	2025	2024	2023
Net earnings	$299,223	101,881	92,545
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,307	13,194	7,795
Amortization of prior service costs, actuarial losses and other	—	—	—
Total other comprehensive income (loss), net of tax	8,307	13,194	7,795
Comprehensive income	$307,530	115,075	100,340

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
As of September 30,	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$101,350	65,963
Accounts receivable, less allowance for credit losses of $3,205 and $2,734 in 2025 and 2024, respectively	253,554	222,101
Contract assets, net	90,730	66,712
Inventories	217,807	195,465
Other current assets	25,065	21,027
Assets from discontinued operations – current	—	97,381
Total current assets	688,506	668,649

Property, plant and equipment:
Land and land improvements	9,415	8,527
Buildings and leasehold improvements	131,427	118,822
Machinery and equipment	197,859	177,646
Construction in progress	20,588	13,274
	359,289	318,269

Less accumulated depreciation and amortization	(186,796)	(169,018)
Net property, plant and equipment	172,493	149,251

Intangible assets, net	723,973	403,524
Goodwill	761,931	529,935
Operating lease assets, net	47,707	37,476
Other assets	15,778	13,791
Assets from discontinued operations – other	—	35,994

Total Assets	$2,410,388	1,838,620

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
As of September 30,	2025	2024
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	96,534	88,936
Contract liabilities, net	216,590	80,844
Accrued salaries	53,301	41,768
Income tax payable – current	62,007	6,251
Accrued other expenses	59,716	49,556
Liabilities from discontinued operations – current	—	62,499
Total current liabilities	508,148	349,854

Deferred tax liabilities, net	112,390	72,623
Non-current operating lease liabilities	44,403	34,810
Other liabilities	38,576	39,273
Long-term debt	166,000	102,000
Liabilities from discontinued operations – other	—	2,710
Total liabilities	869,517	601,270

Shareholders’ equity:

Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares; issued 30,886,024 and 30,809,483 shares in 2025 and 2024 respectively	309	308
Additional paid-in capital	316,194	311,942
Retained earnings	1,373,911	1,082,950
Accumulated other comprehensive loss, net of tax	(2,468)	(10,775)
	1,687,946	1,384,425

Less treasury stock, at cost (5,056,771 and 5,056,771 common shares in 2025 and 2024, respectively)	(147,075)	(147,075)
Total shareholders’ equity	1,540,871	1,237,350

Total Liabilities and Shareholders’ Equity	$2,410,388	1,838,620

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, September 30, 2022	30,708	$307	301,553	905,022	(31,764)	(126,961)	1,048,157

Comprehensive income (loss):
Net earnings	—	—	—	92,545	—	—	92,545
Translation adjustments, net of tax of $0	—	—	—	—	7,795	—	7,795

Cash dividends declared ($0.32 per share)	—	—	—	(8,252)	—	—	(8,252)
Purchases of common stock into treasury	—	—	—	—	—	(12,401)	(12,401)
Stock compensation plans, net of tax of $0	74	1	3,297	—	—	—	3,298

Balance, September 30, 2023	30,782	$308	304,850	989,315	(23,969)	(139,362)	1,131,142

Comprehensive income (loss):
Net earnings	—	—	—	101,881	—	—	101,881
Translation adjustments, net of tax of $0	—	—	—	—	13,194	—	13,194

Cash dividends declared ($0.32 per share)	—	—	—	(8,246)	—	—	(8,246)
Purchases of common stock into treasury	—	—	—	—	—	(7,998)	(7,998)
Stock compensation plans, net of tax of $0	27	—	7,092	—	—	285	7,377

Balance, September 30, 2024	30,809	$308	311,942	1,082,950	(10,775)	(147,075)	1,237,350

Comprehensive income (loss):
Net earnings	—	—	—	299,223	—	—	299,223
Translation adjustments, net of tax of $0	—	—	—	—	8,307	—	8,307

Cash dividends declared ($0.32 per share)	—	—	—	(8,262)	—	—	(8,262)
Stock compensation plans, net of tax of $0	77	1	4,252	—	—	—	4,253

Balance, September 30, 2025	30,886	309	316,194	1,373,911	(2,468)	(147,075)	1,540,871

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
Years ended September 30,	2025	2024	2023
Cash flows from operating activities:
Net earnings	$299,223	101,881	92,545
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations, net of tax	(182,924)	747	(6,861)
Depreciation and amortization	75,021	52,155	47,709
Stock compensation expense	10,671	8,599	8,910
Changes in assets and liabilities	9,381	(33,406)	(56,118)
Effect of deferred taxes on tax provision	(10,976)	(8,394)	(5,455)
Net cash provided by operating activities – continuing operations	200,396	121,582	80,730
Net cash provided (used) by operating activities – discontinued operations	41,543	5,960	(3,840)
Net cash provided by operating activities	241,939	127,542	76,890
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(472,006)	(56,383)	(17,694)
Capital expenditures	(36,322)	(28,275)	(19,659)
Additions to capitalized software and other	(15,844)	(11,903)	(10,271)
Net cash used by investing activities – continuing operations	(524,172)	(96,561)	(47,624)
Net cash provided (used) by investing activities – discontinued operations	268,383	(8,078)	(4,844)
Net cash used by investing activities	(255,789)	(104,639)	(52,468)
Cash flows from financing activities:
Proceeds from long-term debt	661,000	217,000	103,000
Principal payments on long-term debt	(597,000)	(197,000)	(154,000)
Dividends paid	(8,262)	(8,246)	(8,252)
Purchases of common stock into treasury	—	(7,998)	(12,401)
Debt issuance costs	—	(2,988)	(1,826)
Other	(6,197)	(1,541)	(4,851)
Net cash provided (used) by financing activities – continuing operations	49,541	(773)	(78,330)
Net cash provided by financing activities – discontinued operations	—	—	—
Net cash provided (used) by financing activities	49,541	(773)	(78,330)
Effect of exchange rate changes on cash and cash equivalents	(304)	1,967	(1,950)
Net increase (decrease) in cash and cash equivalents	35,387	24,097	(55,858)
Cash and cash equivalents at beginning of year	65,963	41,866	97,724
Cash and cash equivalents at end of year	$101,350	65,963	41,866

Changes in assets and liabilities:
Accounts receivable, net	$(8,336)	(31,615)	(31,440)
Contract assets and liabilities, net	20,592	10,124	(17,943)
Inventories	(5,139)	(24,370)	(16,306)
Other assets and liabilities	(4,930)	(7,743)	511
Accounts payable	(2,192)	11,485	5,109
Accrued expenses	9,386	8,713	3,951
	$9,381	(33,406)	(56,118)
Supplemental cash flow information:
Interest paid	$17,421	14,535	8,662
Income taxes paid (including state & foreign)	50,045	38,007	30,244

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

B.      Basis of Presentation

Our fiscal year ends on September 30. Throughout the Consolidated Financial Statements, unless the context indicates otherwise, references to a year (for example 2025) refer to fiscal year ending on September 30 of that year.

The VACCO business is reflected as discontinued operations in the Consolidated Financial Statements and related notes for all periods presented, in accordance with GAAP. Prior period amounts have been reclassified to conform to the current period presentation. See Note 3 for further discussion.

C.      Nature of Operations

We are organized based on the products and services we offer and we currently classify our business operations in three segments for financial reporting purposes: Aerospace & Defense (A&D), Utility Solutions Group (USG), and RF Test & Measurement (Test).

A&D: The companies within this segment primarily design and manufacture specialty filtration products, including hydraulic filter elements and fluid control devices used in commercial and defense aerospace applications; custom designed filters for manned aircraft and submarines; products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, power management and control equipment, sealing, surface control and hydrodynamic related applications to enhance U.S. and UK Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; and metal processing services; and miniature electro-explosive devices utilized in mission-critical defense and aerospace applications.

USG: The companies within this segment provide diagnostic testing solutions that enable electric power grid operators to assess the integrity of high-voltage power delivery equipment, as well as decision support tools for the renewable energy industry, primarily wind and solar.

Test: The companies within this segment provide their customers with the ability to identify, measure and control magnetic and electromagnetic energy.

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

A&D: Within the A&D segment, approximately 52% of revenues (approximately 23% of consolidated revenues) are recognized at a point in time when products are shipped (when control of the goods transfers) to unaffiliated customers. The related contracts are with commercial and military customers and have a single performance obligation as there is only one good promised or the promise to transfer the goods or services is not distinct or separately identifiable from other promises in the contract. The transaction price for these contracts reflects our estimate of returns and discounts, which are based on historical, current and forecasted information to determine the expected amount to which we will be entitled in exchange for transferring the promised goods or services to the customer. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant. Amounts billed to customers for shipping and handling are included in the transaction price as the related activities are performed prior to the customer obtaining control of the products. They generally are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer and are expensed in cost of goods sold in the period they are incurred. Taxes collected from customers and remitted to government authorities are recorded on a net basis. We primarily provide standard warranty programs for products in our commercial businesses for periods that typically range from one to two years. These assurance-type programs typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation.

Approximately 48% of the segment’s revenues (approximately 21% of consolidated revenues) are accounted for over time as the product does not have an alternative use and we have an enforceable right to payment for costs incurred plus a reasonable margin or the inventory is owned by the customer. The related contracts are primarily cost-plus or fixed price contracts related to the design, development and manufacture of complex fluid control products, valves, manifolds, shock and vibration dampening, thermal insulation and systems primarily for the commercial aerospace and military markets. The contracts may contain multiple products, which are capable of being distinct as the customer could benefit from each product on its own or together with other readily available resources. Each product is separately identifiable from the other products in the contract. Therefore, each product is distinct in context of the contract and will be accounted for as a separate performance obligation. Our contracts are frequently modified for changes in contract specifications and requirements. Most of our contract modifications are for products that are not distinct from the existing contract and are accounted for as part of that existing contract.

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

Selecting the method to measure progress towards completion for the commercial and military contracts requires judgment and is based on the nature of the products or service to be provided. We generally use the cost-to-cost method to measure progress for our A&D segment contracts, as the rate at which costs are incurred to fulfill a contract best depicts the transfer of control to the customer. Under this method, we measure the extent of progress towards completion based on the ratio of costs incurred to date to the estimated costs at completion of the performance obligation, and record revenue proportionally as costs are incurred based on an estimated profit margin.

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

USG: Within the USG segment, approximately 81% of revenues (approximately 28% of consolidated revenues) are recognized at a point in time when products are shipped (when control of the goods transfers) to unaffiliated customers. The related contracts are with commercial customers. The contracts may contain multiple products which are capable of being distinct as the customer could benefit from each product on its own or together with other readily available resources. Each product is separately identifiable from the other products in the contract. Therefore, each product is distinct in context of the contract and is accounted for as a separate performance obligation. The transaction price for these contracts reflects our estimate of variable consideration in the form of returns, rebates and discounts, which are based on historical, current and forecasted information to determine the expected amount to which we will be entitled in exchange for transferring the promised goods or services to the customer. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant. Amounts billed to customers for shipping and handling are included in the transaction price as the related activities are performed prior to customer obtaining control of the products. We generally do not treat them as separate performance obligations as these costs fulfill a promise to transfer the product to the customer and are expensed in the period they are incurred. We record taxes collected from customers and remitted to government authorities on a net basis. We primarily provide standard warranty programs for products in our commercial businesses for periods that typically range from one to two years. These assurance-type programs typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation.

Approximately 19% of the segment’s revenues (approximately 7% of consolidated revenues) are recognized over time as services are performed. The services accounted for under this method include an obligation to provide testing services using hardware and embedded software, software maintenance, training, lab testing, and consulting services. Typically, the related contracts contain a bundle of goods and services that are integrated in the context of the contract. Therefore, the goods and services are not distinct and we have a single performance obligation. Selecting the method to measure progress towards completion for these contracts requires judgment and is based on the nature of the products and service to be provided. We recognize revenue as a series of distinct services based on each day of providing services (straight-line over the contract term) for our USG segment contracts. The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration as applicable. Under the typical payment terms of our service contracts, the customer pays us in advance of when services are performed. Because of the timing difference of revenue recognition and customer payment, which is typically received upon commencement of the contract, these contracts result in deferred revenue, which we present as contract liabilities, in the Consolidated Balance Sheets.

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

Test: Within the Test segment, approximately 19% of revenues (approximately 4% of consolidated revenues) are recognized at a point in time when products such as, antennas and probes are shipped (when control of the goods transfers) to unaffiliated customers. The related contracts are with commercial customers. The contracts may contain multiple products which are capable of being distinct because the customer could benefit from each product on its own or together with other readily available resources. Each product is separately identifiable from the other products in the contract. Therefore, each product is distinct in the context of the contract and will be accounted for as a separate performance obligation. The transaction price for these contracts reflects our estimate of variable consideration in the form of returns, rebates and discounts, which are based on historical, current and forecasted information to determine the expected amount to which we will be entitled in exchange for transferring the promised goods or services to the customer. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant. Amounts billed to customers for shipping and handling are included in the transaction price as the related activities are performed prior to customer obtaining control of the products. They generally are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer and are expensed in selling, general, and other costs in the period they are incurred. Taxes collected from customers and remitted to government authorities are recorded on a net basis. We primarily provide standard warranty programs for products in our commercial businesses for periods that typically range from one to two years. These assurance-type programs typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation.

Approximately 81% of the segment’s revenues (approximately 17% of consolidated revenues) are recorded over time as the product does not have an alternative use and we have an enforceable right to payment for costs incurred plus a reasonable margin. Products accounted for under this guidance include the construction and installation of test chambers to a buyer’s specifications that provide its customers with the ability to measure and contain magnetic and electromagnetic energy. The goods and services related to each installed test chamber are not distinct due to the significant amount of integration provided and each installed chamber is accounted for as a single performance obligation. Selecting the method to measure progress towards completion for these contracts requires judgment and is based on the nature of the products and service to be provided. We use milestones to measure progress for our Test segment contracts because it best depicts the transfer of control to the customer that occurs as we incur costs on our contracts. For arrangements that are accounted for under this guidance, we estimate profit as the difference between total revenue and total estimated cost of a contract and recognize these revenues and costs based primarily on contract milestones. The transaction price for our contracts is typically fixed price and represents our best estimate of the consideration we will receive.

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

See the further discussion of our revenue recognition in Note 13 below.

F.      Cash and Cash Equivalents

Cash equivalents include temporary investments that are readily convertible into cash, such as money market funds, with original maturities of three months or less. Some of our cash is deposited with financial institutions located throughout the U.S. and at banks in foreign countries where we operate subsidiary offices, and at times may exceed insured limits. Cash and cash equivalents held in foreign bank accounts totaled $97.7 million at September 30, 2025 and we routinely repatriate cash from our foreign subsidiaries.

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

K.      Goodwill and Other Long-Lived Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in business acquisitions. Management annually reviews goodwill and other long-lived assets with indefinite useful lives for impairment or whenever events or changes in circumstances indicate the carrying amount may be less than fair value. If we determine that the carrying value of the long-lived asset or reporting unit is less than fair value, we record a permanent impairment charge for the amount by which the carrying value of the long-lived asset exceeds its fair value. We measure the fair value of our reporting units based on a discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in each of our reporting units’ current business models. We determine the fair value of trade names using a generally accepted valuation method based on an income approach called the relief from royalty method. During 2025, Management performed a quantitative impairment analysis, which included a detailed calculation of the fair value of our trade names and reporting units related to certain reporting units within these segments. A Step 0 analysis was performed on the other reporting units for which a quantitative analysis was not performed. The results of these impairment analyses indicated that the fair values of the trade names and reporting units are not less than their carrying values. Our estimates of discounted cash flows to derive the fair value were measured in accordance with ASC 350, Intangibles – Goodwill and Other. We are using estimates of discounted cash flows that may change, and if they change negatively it could result in the need to write down those assets to fair value.

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

N.      Research and Development Costs

Company-sponsored research and development costs include research and development and bid and proposal efforts related to our products and services. We charge Company-sponsored product development costs to expense when incurred. Customer-sponsored research and development costs refer to certain situations whereby customers provide funding to support specific contractually defined research and development costs. We account for customer-sponsored research and development costs incurred pursuant to contracts similarly to other program costs. Total Company and customer-sponsored research and development expenses from continuing operations were approximately $23.0 million, $12.0 million and $13.0 million for 2025, 2024 and 2023, respectively.

O.      Foreign Currency Translation

We translate the financial statements of our foreign operations into U.S. dollars in accordance with FASB ASC Topic 830, Foreign Currency Matters. We record the resulting translation adjustments as a separate component of accumulated other comprehensive income.

P.      Earnings Per Share

We calculate basic earnings per share using the weighted average number of common shares outstanding during the period. We calculate diluted earnings per share using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive vesting of unvested performance-based share awards and time–vested restricted shares by using the treasury stock method. There are no anti-dilutive shares.

The number of shares used in the calculation of earnings per share for each year presented is as follows:

(in thousands)	2025	2024	2023
Weighted Average Shares Outstanding — Basic	25,811	25,774	25,802
Dilutive Shares	99	98	77
Adjusted Shares — Diluted	25,910	25,872	25,879

Q.      Share-Based Compensation

We provide compensation benefits to certain key employees under several share-based plans providing for a combination of performance-based share unit (PSU) awards and time-vested restricted share units (RSU) awards, and to non-employee directors under a separate compensation plan for non-employee directors. We measure share-based payment expense at the grant date based on the fair value of the award and recognize it on a straight-line basis over the requisite service period (generally the vesting period of the award) and/or if the performance criteria are deemed probable.

R.      Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss of $(2.5) million at September 30, 2025 and $(10.8) million at September 30, 2024 consisted of currency translation adjustments.

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

Financial Assets and Liabilities

We have estimated the fair value of our financial instruments as of September 30, 2025 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts due under the revolving credit facility approximate fair value as the interest on outstanding borrowings is calculated at a spread over either an Adjusted Term SOFR Rate, Adjusted EURIBOR Rate, Adjusted CDOR Rate, Alternate Base Rate or Daily Simple RFR, at the Company’s election.

Nonfinancial Assets and Liabilities

Our nonfinancial assets such as property, plant and equipment, inventories, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during 2025.

T.      New Accounting Pronouncements

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

2.     Acquisitions

2025

On April 25, 2025, the Company completed the acquisition of the Signature Management & Power (SM&P) business of Ultra Maritime, since renamed as ESCO Maritime Solutions (Maritime), for a cash purchase price of approximately $472 million, net of cash acquired. Maritime is part of ESCO’s Aerospace & Defense (A&D) segment, and its Signature Management and Power Management product lines are highly complementary to ESCO’s current naval programs: Signature Management offers solutions for surface ships and submarines that provide magnetic and electric field countermeasures to prevent underwater mine and sensor detection, and Power Management provides innovative and highly-engineered motors that drive critical ship propulsion systems with an ultra-quiet design ensuring low vibration levels to increase stealth capabilities. Maritime contributed $95.2 million in revenue in 2025 since the date of acquisition.

Since the date of acquisition, the operating results for the Maritime business have been included as part of the A&D segment. The acquisition date fair values of the assets acquired and liabilities assumed were primarily as follows: $72.2 million of cash, $22.9 million of accounts receivable, $16.2 million of inventory, $15.1 million of contract assets, $1.6 million of prepaid assets, $12.2 million of property, plant and equipment, $5.0 million of other assets, $9.7 million of accounts payable, $18.2 million of accrued expenses and other current liabilities, $104.5 million of contract liabilities, $3.5 million of other liabilities, $45.5 million of deferred tax liabilities, $290.5 million of customer relationships and $61.3 million of backlog. The customer relationships were determined to have a useful life of fifteen years and the backlog was determined to have a useful life of two years. The acquired goodwill of $226.5 million relates to the excess value associated with opportunities to expand the services and products that we can offer to our customers as well as access to new markets. We expect that approximately $100 million of this goodwill will be deductible for tax purposes.

Pro Forma Results

The following pro forma financial information for the years ended September 30, 2025 and 2024 presents the combined results of operations of ESCO and Maritime as if the acquisition had occurred on October 1, 2023. The pro forma financial information for the periods presented excludes the VACCO business which was sold in July 2025. The combined results of operations have been adjusted for the impact of certain acquisition-related items, including additional amortization of identifiable intangible assets, additional financing expenses and other direct costs. The impact of pro forma adjustments are tax-effected at the expected consolidated corporate tax rate. The unaudited pro forma financial information is not intended to represent, or be indicative of, the Company’s consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of each of the periods presented. This information is provided for illustrative purposes only and is not necessarily indicative of the Company’s future consolidated results of operations or financial condition.

(Dollars in millions)
(Unaudited)
Pro Forma Results	FY 2025	FY 2024

Net sales	$1,198.2	1,097.3
Net earnings from continuing operations	$111.1	61.2

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

3.      VACCO Divestiture

On July 18, 2025, the Company completed the divestiture of VACCO Industries (VACCO) to RBC Bearings Incorporated (RBC), an international manufacturer and marketer of highly engineered precision bearings and products, headquartered in Oxford, Connecticut. Results of operations, financial position and cash flows for the VACCO business are reflected as discontinued operations in the Condensed Consolidated Financial Statements and related notes for all periods presented. The sale of VACCO represents a strategic shift for the Company to exit the Space business.

Net sales from the VACCO business were $102.9 million, $107.6 million and $100.2 million for the years ending September 30, 2025, 2024 and 2023, respectively. Pretax earnings (loss) from the VACCO business were $13.7 million, $(1.1) million and $8.6 million for the years ending September 30, 2025, 2024 and 2023, respectively. The net proceeds from the sale of approximately $270 million and the related after-tax gain on sale of $172.6 million were recorded in the fourth quarter of 2025. The Company anticipates a tax payment of approximately $59 million to be paid during fiscal 2026 related to the gain on sale.

The major classes of VACCO’s assets and liabilities included in the Condensed Consolidated Balance Sheet at September 30, 2024 are shown below (in thousands).

September 30,
2024
Assets:
Accounts receivable, net	18,579
Contract assets	63,822
Inventories	13,699
Other current assets	1,281
Current assets	97,381
Property, plant and equipment, net	21,345
Intangible assets, net	4,078
Goodwill	9,964
Other assets	607
Total assets	133,375
Liabilities:
Accounts payable	9,435
Contract liabilities	44,001
Accrued expenses and other current liabilities	9,063
Current liabilities	62,499
Other liabilities	2,710
Total liabilities	65,209

4.      Goodwill and Other Intangible Assets

Included on the Consolidated Balance Sheets at September 30, 2025 and 2024 are the following intangible assets gross carrying amounts and accumulated amortization from continuing operations:

(Dollars in thousands)	2025	2024
Goodwill	$761,931	529,935

Intangible assets with determinable lives:
Patents
Gross carrying amount	$7,607	2,638
Less: accumulated amortization	1,775	1,415
Net	$5,832	1,223

Capitalized software
Gross carrying amount	$138,144	126,721
Less: accumulated amortization	100,818	89,558
Net	$37,326	37,163

Customer Relationships
Gross carrying amount	$625,535	330,328
Less: accumulated amortization	159,543	132,135
Net	$465,992	198,193

Other
Gross carrying amount	$76,991	15,182
Less: accumulated amortization	24,829	11,173
Net	$52,162	4,009
Intangible assets with indefinite lives:
Trade names	$162,661	162,936

We performed our annual evaluation of goodwill and intangible assets for impairment during the fourth quarter of 2025 and concluded that no impairment existed at September 30, 2025. There were no accumulated impairment losses as of September 30, 2025.

The changes in the carrying amount of goodwill attributable to each business segment from continuing operations for 2025 and 2024 are as follows:

(Dollars in millions)	A&D	Test	USG	Total
Balance as of September 30, 2023	$105.6	34.0	353.6	493.2
Acquisition activity	—	30.9	—	30.9
Foreign currency translation and other	—	2.5	3.3	5.8
Balance as of September 30, 2024	$105.6	67.4	356.9	529.9
Acquisition activity	226.5	—	—	226.5
Foreign currency translation and other	1.9	0.4	3.2	5.5
Balance as of September 30, 2025	$334.0	67.8	360.1	761.9

Amortization expense related to intangible assets with determinable lives was $53.3 million, $32.8 million and $29.0 million in 2025, 2024 and 2023, respectively. Patents are amortized over the life of the patents, generally ten to twenty years. Capitalized software is amortized over the estimated useful life of the software, generally three to seven years. Customer relationships are generally amortized over thirteen to twenty years. Intangible asset amortization for fiscal years 2026 through 2030 is estimated as follows: approximately $80 million in 2026, approximately $67 million in 2027, and approximately $46 million in 2028 - 2030. The weighted-average amortization period of the acquired intangible assets subject to amortization is twelve years.

5.      Inventories

Inventories from continuing operations consisted of the following at September 30, 2025 and 2024:

(Dollars in thousands)	2025	2024
Finished goods	$52,644	46,586
Work in process	46,825	40,606
Raw materials	118,338	108,273
Total	$217,807	195,465

6.      Income Tax Expense

Total income tax expense (benefit) for the years ended September 30, 2025, 2024, and 2023 was allocated to income tax expense as follows:

(Dollars in thousands)	2025	2024	2023
Income tax expense from continuing operations	$36,554	28,325	24,684
Income tax expense (benefit) from discontinued operations	57,464	(317)	1,718
Total income expense	$94,018	28,008	26,402

The components of income from continuing operations before income taxes for 2025, 2024 and 2023 consisted of the following:

(Dollars in thousands)	2025	2024	2023
United States	$121,169	101,123	90,404
Foreign	31,684	29,830	19,964
Total income before income taxes	$152,853	130,953	110,368

The principal components of income tax expense (benefit) from continuing operations for 2025, 2024 and 2023 consist of:

(Dollars in thousands)	2025	2024	2023
Federal:
Current	$25,007	25,584	21,923
Deferred	(1,185)	(7,295)	(5,095)
State and local:
Current	3,935	3,212	3,304
Deferred	(228)	17	(950)
Foreign:
Current	13,109	8,602	5,694
Deferred	(4,084)	(1,795)	(192)
Total	$36,554	28,325	24,684

The actual income tax expense from continuing operations for 2025, 2024 and 2023 differs from the expected tax expense for those years (computed by applying the U.S. Federal corporate statutory rate) as follows:

	2025	2024	2023
Federal corporate statutory rate	21.0%	21.0%	21.0%
State and local, net of Federal benefits	2.3	2.5	2.1
Impact of foreign operations	1.1	0.4	0.3
Federal research credit	(1.1)	(0.8)	(0.9)
Executive compensation	0.9	0.2	1.1
Valuation allowance	(0.1)	(0.3)	0.3
U.S. tax on GILTI	2.5	2.4	1.3
GILTI foreign tax credits	(1.8)	(2.0)	(1.0)
FDII deduction	(1.1)	(1.7)	(1.7)
Other, net	0.2	(0.1)	(0.1)
Effective income tax rate	23.9%	21.6%	22.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2025 and 2024 are presented below:

(Dollars in thousands)	2025	2024
Deferred tax assets:
Inventories	$5,589	4,663
Pension and other postretirement benefits	417	460
Capitalized research and development expenditures	14,648	9,726
Lease liabilities	8,571	7,183
Net operating and capital loss carryforwards — domestic	473	544
Net operating loss carryforward — foreign	3,855	3,855
Other compensation-related costs and other cost accruals	9,904	9,289
State credit carryforward	1,016	1,601
Total deferred tax assets	44,473	37,321

Deferred tax liabilities:
ROU assets	(8,906)	(6,627)
Goodwill	(15,904)	(13,353)
Acquisition intangible assets	(107,190)	(66,986)
Depreciation, software amortization	(20,359)	(17,079)
Net deferred tax liabilities before valuation allowance	(107,886)	(66,724)
Less valuation allowance	(1,347)	(1,513)
Net deferred tax liabilities	$(109,233)	(68,237)

We had a foreign net operating loss (NOL) carryforward of $13.9 million at September 30, 2025, which reflects tax loss carryforwards in Germany, Canada, Japan, and the United Kingdom. Approximately $12.1 million of the tax loss carryforwards have no expiration date while the remaining $1.8 million will expire between 2031 and 2042.We had deferred tax assets related to state NOL carryforwards of $0.5 million at September 30, 2025 which expire between 2031 and 2045. We also had state research and other credit carryforwards of $1.0 million of which $0.1 million expires between 2035 and 2045. The remaining $0.9 million does not have an expiration date.

The valuation allowance for deferred tax assets as of September 30, 2025 and 2024 was $1.3 million and $1.5 million, respectively. The net change in the total valuation allowance for each of the years ended September 30, 2025 and 2024 was a decrease of $0.2 million and $0.3 million, respectively. In addition, we maintained a valuation allowance against state NOL carryforwards that are not expected to be realized in future periods of $0.4 million at September 30, 2025 and $0.5 million at September 30, 2024. Lastly, we released a valuation allowance against foreign deferred tax assets of $0.1 million in the year ended September 30, 2025, which resulted in a valuation allowance against foreign deferred assets which may not be realized in future periods of $0.9 million and $1.0 million at September 30, 2025 and 2024, respectively.

As of September 30, 2025, the Company does not have any material unrecognized tax benefits.

7.      Debt

Debt consists of the following at September 30, 2025 and 2024:

(Dollars in thousands)	2025	2024
Revolving credit facility	$25,000	122,000
Incremental facility (Term loan A)	161,000	—
Total borrowings	186,000	122,000
Current portion of long-term debt and short-term borrowings	(20,000)	(20,000)
Total long-term debt, less current portion	$166,000	102,000

The Credit Facility includes a $500 million revolving line of credit as well as provisions allowing for the increase of the credit facility commitment amount by an additional $250 million, if necessary, with the consent of the lenders. The bank syndication supporting the facility is comprised of a diverse group of seven banks led by JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and Commerce Bank and TD Bank, N.A. as co-documentation agents. The Credit Facility matures August 30, 2028, with balance due by this date. The Credit Facility is secured by the unlimited guaranty of our direct and indirect material U.S. subsidiaries and the pledge of 100% of the equity interests of our direct and indirect material foreign subsidiaries. The financial covenants of the Credit Facility include a leverage ratio and an interest coverage ratio. As of September 30, 2025, we were in compliance with all covenants.

On August 5, 2024, the Company and certain of its subsidiaries entered into Amendment No. 1 (the “Amendment”) to the Credit Facility which, among other things, (i) implements a senior incremental delayed draw term loan credit facility in an aggregate principal amount of up to $375 million (the “Incremental Facility”), and (ii) permits the direct or indirect acquisition by the Registrant or certain of its subsidiaries of all of the issued and outstanding shares of PMES I Limited, Measurement Systems, Inc., EMS Development Corporation, and DNE Technologies, Inc. (the “Maritime Acquisition”), pursuant to and in accordance with the terms and conditions of the Sale and Purchase Agreement dated July 8, 2024 among Ultra Electronics Holdings Limited, as parent seller, the Registrant, as guarantor, and certain of the Registrant’s subsidiaries as buyers. During the third quarter of 2025, the proceeds of the loans drawn under the Incremental Facility were applied to pay a portion of the cash consideration for the Maritime Acquisition and other customary fees, premiums, expenses and costs incurred in connection with the acquisition. The Incremental Facility matures August 30, 2028, with the balance due by that date.

Interest on borrowings under the Credit Facility and the Incremental Facility is calculated at a spread ranging from 0.25% to 2.25% over either an Adjusted Term SOFR Rate, Adjusted EURIBOR Rate, Adjusted CDOR Rate, Alternate Base Rate or Daily Simple RFR, at the Company’s election. The Credit Facility also requires a facility fee ranging from 12.5 to 25 basis points per annum. The interest rate spreads and the facility fee are subject to increase or decrease depending on the Company’s leverage ratio.

At September 30, 2025, we had approximately $465 million available to borrow under the Credit Facility, plus the $250 million increase option subject to the lenders’ consent, in addition to $101.4 million cash on hand. We classified $20 million as the current portion of long-term debt as of September 30, 2025, as we intend to repay at least this amount within the next twelve months; however, we have no contractual obligation to repay such amount during the next twelve months.

During 2025 and 2024, our maximum aggregate short-term borrowings at any month-end were $637 million and $191 million, respectively, and the average aggregate short-term borrowings outstanding based on month-end balances were $264.9 million and $166.6 million, respectively. The weighted average interest rates under the Credit Facility were 5.99% and 6.72% for 2025 and 2024, respectively. The weighted average interest rate under the Incremental Facility was 6.38% for 2025. As of September 30, 2025, the interest rate on our debt was 6.50%. The letters of credit issued and outstanding under the Credit Facility totaled $10.1 million and $5.0 million at September 30, 2025 and 2024, respectively.

8.      Capital Stock

The 30,886,024 and 30,809,483 common shares as presented in the accompanying Consolidated Balance Sheets at September 30, 2025 and 2024 represent the actual number of shares issued at the respective dates. We held 5,056,771 common shares in treasury at both September 30, 2025 and 2024.

In August 2024, our Board of Directors approved a common stock repurchase program authorizing us to repurchase shares of our stock from time to time in Management’s discretion, in the open market or otherwise, up to a maximum total repurchase amount of $200 million or the maximum amount permitted under our bank credit agreements, if less, over a three-year period expiring September 30, 2027. We did not repurchase any shares in 2025 and we repurchased approximately 80,500 shares in 2024.

9.      Share-Based Compensation

We provide compensation benefits to certain key employees under several share-based plans providing for a combination of performance-based share unit (PSU) awards and time-vested restricted share unit (RSU) awards and to non-employee directors under a separate compensation plan. As of September 30, 2025, our equity compensation plans had a total of 808,103 shares authorized and available for future issuance.

Performance Share Unit (PSU) Awards and Time-Vested Restricted Stock Unit (RSU) Awards

The Company grants PSU awards with a three-year vesting period, with each PSU representing the right to receive one share of Company common stock if certain performance targets are achieved over a corresponding three-year performance period. Beginning in fiscal 2023, the targets were based on achieving certain EBITDA and Return on Invested Capital (ROIC) metrics and utilizing an rTSR modifier.

RSU awards represent the right to receive a specified number of shares of Company common stock if and when the award vests. Each RSU represents the right to receive one share of Company common stock if the recipient remains continuously employed by the Company until the award vests. RSU awards granted prior to fiscal 2023 were normally granted in the spring with full vesting approximately 3 ½ years after the effective award date, while RSU awards granted in fiscal 2023 were normally granted in the spring with vesting one-third at the end of each November beginning approximately 18 months after the award date, and RSU awards granted in fiscal 2024 and fiscal 2025 were normally granted in the fall with vesting one-third at the end of each November beginning approximately 12 months after the award date. The RSU award grants were valued at the stock price on the date of grant.

Pretax compensation expense related to the above awards was $9.3 million, $7.5 million and $7.6 million for 2025, 2024 and 2023, respectively.

The following summary presents information regarding outstanding share-based compensation awards as of the specified dates, and changes during the specified periods:

	FY 2025		FY 2024		FY 2023
		Estimated		Estimated		Estimated
		Weighted		Weighted		Weighted
	Shares	Avg. Price	Shares	Avg. Price	Shares	Avg. Price
Nonvested at October 1,	220,758	$102.40	189,725	$94.91	265,367	$84.29
Granted	104,353	145.39	78,016	108.16	84,880	93.64
Vested	(98,574)	138.40	(34,753)	96.52	(119,811)	82.28
Cancelled	(19,259)	94.24	(12,230)	94.91	(40,711)	85.00
Nonvested at September 30,	207,278	$114.68	220,758	$102.40	189,725	$94.91

Compensation Plan for Non-Employee Directors

In addition to an annual cash retainer, we provide each non-employee director with an annual equity award having a grant date market value of $180,000, based on the NYSE closing price of the Company’s stock on the date of grant. The award is in the form of Restricted Stock Units, each of which represents the right to receive one share of Company stock at the end of a one-year vesting period. At the end of the vesting period, each award will be converted into the right to receive the same number of actual shares of common stock, plus additional shares representing the value of the quarterly dividends which would have accrued on the underlying shares during the vesting period. Compensation expense related to the non-employee director grants was $1.4 million, $1.1 million and $1.3 million for 2025, 2024 and 2023, respectively.

Total Share-Based Compensation

The total share-based compensation cost that has been recognized in results of operations and included within SG&A was $10.7 million, $8.6 million and $8.9 million for 2025, 2024 and 2023, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $2.1 million, $1.9 million and $1.3 million for 2025, 2024 and 2023, respectively. As of September 30, 2025, there was $11.8 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.4 years.

10.      Business Segment Information

The below disclosure reflects our adoption of ASU 2023-07 Segment Reporting. We are organized based on the products and services we offer, and we classify our business operations in three reportable segments for financial reporting purposes: Aerospace & Defense (A&D), Utility Solutions Group (USG) and RF Test & Measurement (Test). Corporate is not a reportable segment, but it is included for reconciliation purposes.

The A&D segment’s operations consist of PTI, Crissair, Globe, Mayday, and Maritime. Previously, A&D also included VACCO Industries which is now being reported in discontinued operations. The companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements and fluid control devices used in aerospace and defense applications; custom designed filters for manned aircraft and submarines; products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, power management and control equipment; sealing, surface control and hydrodynamic related applications to enhance U.S. and UK Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; metal processing services; and miniature electro-explosive devices utilized in mission-critical defense and aerospace applications.

The USG segment’s operations consist of Doble Engineering Company and related subsidiaries including Morgan Schaffer and Altanova/ISA (collectively, Doble), and NRG. Doble is an industry leader in the development, manufacture and delivery of diagnostic testing and data management solutions that enable electric power grid operators to assess the integrity of high-voltage power delivery equipment, and Altanova/ISA’s strong market presence in Europe and Asia provides Doble with a significant international platform. Doble combines three core elements for customers – diagnostic test and condition monitoring instruments, expert consulting, and testing services – and provides access to its large reserve of related empirical knowledge. NRG is a global market leader in the design and manufacture of decision support tools for the renewable energy industry, primarily wind and solar.

The Test segment’s operations consist of ETS-Lindgren Inc., including its related subsidiaries, and MPE Limited (collectively, ETS - Lindgren). ETS-Lindgren is an industry leader in designing and manufacturing products and systems to measure and control RF energy. It serves the medical, health and safety, electronics, wireless communications, automotive and defense markets, supplying a broad range of turnkey systems, including RF test facilities and measurement systems, RF and magnetically shielded rooms and secure communication facilities, and providing the design, program management, installation and integration services required to successfully complete these types of facilities. It also supplies a broad range of components including RF absorptive materials, filters, antennas, field probes, test cells, proprietary measurement software and other test accessories required to perform a variety of tests and measurements, and offers a variety of services including calibration and product tests.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. The operating units within each reporting segment have been aggregated because of similar economic characteristics and meet the other aggregation criteria of FASB ASC 280.

Measurement of Segment Results

Our CODM, who is our Chief Executive Officer, evaluates each segment’s performance and allocates resources based on segment EBIT, which is defined as earnings before interest and taxes. EBIT on a consolidated basis is a non-GAAP financial measure and is reconciled to consolidated earnings before income taxes below for continuing operations. Intersegment sales and transfers are not significant. Segment assets consist primarily of customer receivables, inventories, capitalized software and fixed assets directly associated with the production processes of the segment. Segment depreciation and amortization is based upon the direct assets listed above. Corporate assets consist primarily of acquired intangible assets including goodwill, deferred taxes and cash balances. The tables below are presented on the basis of continuing operations and exclude discontinued operations.

Year Ended September 30, 2025				Segment
(In thousands)	A&D	USG	Test	Total	Corporate	Total
Sales	$478,192	379,995	237,201	1,095,388	—	1,095,388
Cost of sales	296,688	176,976	160,639	634,303	—	634,303
SG&A expense	53,050	99,520	38,987	191,557	43,081	234,638
Amortization of intangible assets	1,465	8,563	1,978	12,006	41,311	53,317
Other expense (income), net	1,850	195	1,486	3,531	(756)	2,775
Segment profit (loss)	$125,139	94,741	34,111	253,991	(83,636)	170,355
Interest expense					$17,502	17,502
Earnings before income taxes						$152,853

Depreciation and amortization	$11,714	16,119	5,744	33,577	41,444	75,021
Segment assets	409,789	289,505	206,944	906,238	1,504,150	2,410,388
Capital expenditures	$18,758	9,478	5,048	33,284	3,038	36,322

Year Ended September 30, 2024				Segment
(In thousands)	A&D	USG	Test	Total	Corporate	Total
Sales	$340,543	369,061	209,523	919,127	—	919,127
Cost of sales	211,112	176,803	142,640	530,555	—	530,555
SG&A expense	42,231	97,396	35,351	174,978	33,225	208,203
Amortization of intangible assets	1,876	8,414	1,816	12,106	20,698	32,804
Other expense (income), net	(487)	530	1,088	1,131	234	1,365
Segment profit (loss)	$85,811	85,918	28,628	200,357	(54,157)	146,200
Interest expense					$15,247	15,247
Earnings before income taxes						$130,953

Depreciation and amortization	$10,384	15,608	5,349	31,341	20,814	52,155
Segment assets	267,775	294,494	188,663	750,932	954,313	1,705,245
Capital expenditures	$15,926	8,751	3,529	28,206	69	28,275

Year Ended September 30, 2023				Segment
(In thousands)	A&D	USG	Test	total	Corporate	Total
Sales	$292,203	342,320	221,270	855,793	—	855,793
Cost of sales	187,192	164,094	151,397	502,683	—	502,683
SG&A expense	39,919	94,168	35,211	169,298	34,161	203,459
Amortization of intangible assets	1,224	7,227	1,864	10,315	18,638	28,953
Other expense (income), net	803	185	402	1,390	171	1,561
Segment profit (loss)	$63,065	76,646	32,396	172,107	(52,970)	119,137
Interest expense					$8,769	8,769
Earnings before income taxes						$110,368

Depreciation and amortization	$9,770	13,964	5,268	29,002	18,707	47,709
Capital expenditures	$10,138	4,856	4,515	19,509	150	19,659

No customer exceeded 10% of consolidated sales in 2025, 2024 or 2023.

Geographic Information

Net Sales

(Dollars in thousands)
Year ended September 30,	2025	2024	2023
United States	$727,267	632,836	576,639
Asia	111,844	108,423	114,698
Europe	156,404	91,762	80,691
Canada	56,693	50,728	46,822
Other	43,180	35,378	36,943
Consolidated totals	$1,095,388	919,127	855,793

Long-Lived Assets

(Dollars in thousands)
Year ended September 30,	2025	2024
United States	$142,341	130,947
United Kingdom	13,659	2,900
Other	16,493	15,404
Consolidated totals	$172,493	149,251

We attribute net sales to countries based on the location of the customer. We attribute long-lived assets to countries based on the location of the asset.

11.      Commitments and Contingencies

At September 30, 2025, we had $10.1 million in letters of credit outstanding as guarantees of contract performance and cash amounts that exceeded federally insured amounts. As a normal incident of the businesses in which we are engaged, various claims, charges and litigation are asserted or commenced from time to time against us. Additionally, we are currently involved in various stages of investigation and remediation relating to environmental matters. It is the opinion of Management that the aggregate costs involved in the resolution of these matters, and final judgments, if any, which might be rendered against us are adequately accrued, are covered by insurance or are not likely to have a material adverse effect on our financial results as the estimated exposure to loss is not material.

12.      Leases

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

Our leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Year Ended	Year Ended
	September 30,	September 30,
(Dollars in thousands)	2025	2024
Finance lease cost:
Amortization	$1,489	1,510
Interest on lease liabilities	802	861
Operating lease cost	7,810	6,582
Total lease cost	$10,101	8,953

Additional information related to leases is shown below:

	Year Ended		Year Ended
	September 30,		September 30,
(Dollars in thousands)	2025		2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,318		6,349
Operating cash flows from finance leases	802		861
Financing cash flows from finance leases	1,430		1,351

Right-of-use assets obtained in exchange for operating lease liabilities	$16,426		3,028

Weighted-average remaining lease term:
Operating leases	9.3	yrs	10.5	yrs
Finance leases	9.7	yrs	10.4	yrs
Weighted-average discount rate:
Operating leases	4.8%		4.6%
Finance leases	4.7%		4.7%

The table below is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on September 30, 2025:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2026	$7,951	2,297
2027	7,709	2,357
2028	7,574	2,417
2029	6,134	2,478
2030 and thereafter	33,540	11,575
Total minimum lease payments	62,908	21,124
Less: amounts representing interest	12,611	4,571
Present value of net minimum lease payments	$50,297	16,553
Less: current portion of lease obligations	5,894	1,554
Non-current portion of lease obligations	44,403	14,999

ROU assets	$47,707	12,194

The table below is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on September 30, 2024:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2025	$6,394	2,233
2026	5,118	2,297
2027	4,813	2,357
2028	4,517	2,417
2029 and thereafter	29,765	14,053
Total minimum lease payments	50,607	23,357
Less: amounts representing interest	11,026	5,373
Present value of net minimum lease payments	$39,581	17,984
Less: current portion of lease obligations	4,771	1,431
Non-current portion of lease obligations	34,810	16,553

ROU assets	$37,476	13,683

We include operating and finance lease liabilities in the Consolidated Balance Sheet in accrued other expenses (current portion) and other liabilities (long-term portion). We include operating lease ROU assets as a caption on the Consolidated Balance Sheet and include finance lease ROU assets in Property, plant and equipment on the Consolidated Balance Sheet.

13.     Revenues

(a)	Disaggregation of Revenues

The tables below present our revenues from continuing operations by customer type, geographic location, and revenue recognition method for the years ended September 30, 2025 and 2024, as we believe this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The tables also include a reconciliation of the disaggregated revenue within our reportable segments.

Year Ended September 30, 2025
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$201,664	369,291	177,952	748,907
Government	276,528	10,704	59,249	346,481
Total revenues	$478,192	379,995	237,201	1,095,388

Geographic location:
United States	$345,308	241,233	140,726	727,267
International	132,884	138,762	96,475	368,121
Total revenues	$478,192	379,995	237,201	1,095,388

Revenue recognition method:
Point in time	$246,923	308,754	44,784	600,461
Over time	231,269	71,241	192,417	494,927
Total revenues	$478,192	379,995	237,201	1,095,388

Year Ended September 30, 2024
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$178,954	361,478	164,321	704,753
Government	161,589	7,583	45,202	214,374
Total revenues	$340,543	369,061	209,523	919,127

Geographic location:
United States	$272,183	240,153	120,500	632,836
International	68,360	128,908	89,023	286,291
Total revenues	$340,543	369,061	209,523	919,127

Revenue recognition method:
Point in time	$200,693	301,200	43,150	545,043
Over time	139,850	67,861	166,373	374,084
Total revenues	$340,543	369,061	209,523	919,127

(b)	Remaining Performance Obligations

Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our performance obligations that we expect to recognize as revenue in future periods when we perform under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery or Indefinite Quantity contracts. At September 30, 2025, we had $1,133.6 million in remaining performance obligations of which we expect to recognize to revenues approximately 64% in the next twelve months. We expect to recognize to revenues approximately 92% in the next three years.

(c)	Contract assets, contract liabilities and accounts receivable from continuing operations

We report assets and liabilities related to our contracts with customers on a contract-by-contract basis at the end of each reporting period. At September 30, 2025, our contract assets, contract liabilities and accounts receivable totaled $90.7 million, $224.7 million and $253.6 million, respectively. At September 30, 2024, our contract assets, contract liabilities and accounts receivable totaled $66.7 million, $90.3 million and $222.1 million, respectively. At September 30, 2023, our contract assets, contract liabilities and accounts receivable totaled $68.8 million, $83.8 million and $189.3 million, respectively. During 2025, we recognized approximately $60 million in revenues that were included in the contract liabilities balance at September 30, 2024.

14.     Related Parties

Two of the Company’s directors are officers at two customers of the Company’s Doble subsidiary. Doble sells products, leases equipment and provides testing services in the ordinary course of Doble’s business. The total amount of these sales was approximately $4.7 million during fiscal 2025. All transactions between Doble and the two customers are intended to be and have been consistent with Doble’s normal commercial terms offered to its customers, and the Company’s Board of Directors has determined that the relationships between the Company and the customers are not material and did not impair either the Company’s or the directors’ independence.

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

*     Filed with the Securities and Exchange Commission but not included in this Annual Report to Shareholders; the Exhibit may be viewed and copied on the SEC’s website or a copy may be obtained from the Company on request.

**   Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

*** Exhibits 101 and 104 to this report consist of documents formatted in XBRL (Extensible Business Reporting Language) and filed with the Securities and Exchange Commission; they are not included in printed copies of this Report.