Form 10-Q
period 2025-12-31
ESCO TECHNOLOGIES INC
filed 2026-02-09
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

645 MARYVILLE CENTRE DRIVE, SUITE 300
ST. LOUIS, MISSOURI	63141-5855
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at January 31, 2026
Common stock, $.01 par value per share	25,895,762

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2025	2024
Net sales	$289,659	214,593
Costs and expenses:
Cost of sales	169,740	124,214
Selling, general and administrative expenses	61,207	54,969
Amortization of intangible assets	20,324	7,993
Interest expense, net	2,880	2,257
Other expenses (income), net	30	(637)
Total costs and expenses	254,181	188,796

Earnings before income taxes	35,478	25,797
Income tax expense	6,787	5,490
Net earnings from continuing operations	$28,691	20,307
Earnings from discontinued operations, net of tax expense of $978	—	3,166
Net earnings	28,691	23,473

Earnings per share:
Basic – Continuing operations	1.11	0.79
– Discontinued operations	—	0.12
– Net earnings	$1.11	0.91

Diluted – Continuing operations	1.11	0.79
– Discontinued operations	—	0.12
– Net earnings	$1.11	0.91

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2025	2024
Net earnings	$28,691	23,473
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	639	(18,028)
Total other comprehensive income (loss), net of tax	639	(18,028)
Comprehensive income	$29,330	5,445

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 31,	September 30,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$103,824	101,350
Accounts receivable, net of allowance for credit losses of $3,514 and $3,205, respectively	245,328	253,554
Contract assets, net	88,662	90,730
Inventories	227,153	217,807
Other current assets	24,686	25,065
Total current assets	689,653	688,506
Property, plant and equipment, net of accumulated depreciation of $192,611 and $186,796, respectively	171,810	172,493
Intangible assets, net of accumulated amortization of $307,289 and $286,965 respectively	706,383	723,973
Goodwill	767,375	761,931
Operating lease assets	46,592	47,707
Other assets	17,186	15,778
Total assets	$2,398,999	2,410,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term borrowings	$20,511	20,000
Accounts payable	92,291	96,534
Contract liabilities, net	252,360	216,590
Accrued salaries	31,929	53,301
Income tax payable – current	60,478	62,007
Accrued other expenses	60,824	59,716
Total current liabilities	518,393	508,148
Deferred tax liabilities	115,776	112,390
Non-current operating lease liabilities	43,466	44,403
Other liabilities	35,500	38,576
Long-term debt	125,000	166,000
Total liabilities	838,135	869,517
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,952,504 and 30,886,024 shares, respectively	309	309
Additional paid-in capital	308,929	316,194
Retained earnings	1,400,530	1,373,911
Accumulated other comprehensive loss, net of tax	(1,829)	(2,468)
	1,707,939	1,687,946
Less treasury stock, at cost: 5,056,771 and 5,056,771 common shares, respectively	(147,075)	(147,075)
Total shareholders’ equity	1,560,864	1,540,871
Total liabilities and shareholders’ equity	$2,398,999	2,410,388

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$28,691	23,473
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings from discontinued operations, net of tax	—	(3,166)
Depreciation and amortization	26,493	12,971
Stock compensation expense	3,233	2,524
Changes in assets and liabilities	7,056	(8,171)
Effect of deferred taxes	3,388	1,521
Net cash provided by operating activities – continuing operations	68,861	29,152
Net cash provided by operating activities – discontinued operations	—	5,022
Net cash provided by operating activities	68,861	34,174
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(5,134)	—
Additions to capitalized software	(2,196)	(2,587)
Capital expenditures	(5,902)	(5,124)
Net cash used by investing activities – continuing operations	(13,232)	(7,711)
Net cash used by investing activities – discontinued operations	—	(84)
Net cash used by investing activities	(13,232)	(7,795)
Cash flows from financing activities:
Proceeds from long-term debt and short-term borrowings	52,511	42,000
Principal payments on long-term debt and short-term borrowings	(93,000)	(52,000)
Dividends paid	(2,072)	(2,064)
Other	(10,609)	(6,031)
Net cash used by financing activities	(53,170)	(18,095)
Effect of exchange rate changes on cash and cash equivalents	15	(2,963)
Net increase in cash and cash equivalents	2,474	5,321
Cash and cash equivalents, beginning of period	101,350	65,963
Cash and cash equivalents, end of period	$103,824	71,284

Supplemental cash flow information:
Interest paid	$2,689	2,567
Income taxes paid	127	222

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements by accounting principles generally accepted in the United States of America (GAAP). For further information refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

The Company’s results for the three-month period ended December 31, 2025 are not necessarily indicative of the results for the entire 2026 fiscal year. References to the first quarters of 2026 and 2025 represent the fiscal quarters ended December 31, 2025 and 2024, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

2.    EARNINGS PER SHARE (EPS)

Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed dilutive vesting of unvested performance-based share awards and time-vested restricted shares by using the treasury stock method. The number of shares used in the calculation of earnings per share for each period presented is as follows (in thousands):

	Three Months
	Ended December 31,
	2025	2024
Weighted Average Shares Outstanding — Basic	25,855	25,781
Dilutive Shares	27	53
Adjusted Shares — Diluted	25,882	25,834

3.    SHARE-BASED COMPENSATION

The Company provides compensation benefits to certain key employees under several share-based plans providing for a combination of performance-based share unit (PSU) awards and time-vested restricted share unit (RSU) awards, and to non-employee directors under a separate compensation plan.

PSU and RSU Awards

Compensation expense related to these awards was $2.9 million and $2.2 million for the three-month periods ended December 31, 2025 and 2024, respectively. There were 173,478 non-vested shares outstanding as of December 31, 2025.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.3 million for the three-month periods ended December 31, 2025 and 2024, respectively.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $3.2 million and $2.5 million for the three-month periods ended December 31, 2025 and 2024, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.7 million and $0.8 million for the three-month periods ended December 31, 2025 and 2024, respectively. As of December 31, 2025 there was approximately $22 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

4.    INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
(In thousands)	2025	2025
Finished goods	$51,803	52,644
Work in process	55,085	46,825
Raw materials	120,265	118,338
Total inventories	$227,153	217,807

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s Consolidated Balance Sheets at December 31, 2025 and September 30, 2025 are the following intangible assets gross carrying amounts and accumulated amortization from continuing operations:

	December 31,	September 30,
(Dollars in thousands)	2025	2025
Goodwill	$767,375	761,931

Intangible assets with determinable lives:
Patents
Gross carrying amount	$7,611	7,607
Less: accumulated amortization	1,902	1,775
Net	$5,709	5,832

Capitalized software
Gross carrying amount	$140,746	138,144
Less: accumulated amortization	103,462	100,818
Net	$37,284	37,326

Customer relationships
Gross carrying amount	$625,477	625,535
Less: accumulated amortization	169,244	159,543
Net	$456,233	465,992

Other
Gross carrying amount	$76,914	76,991
Less: accumulated amortization	32,681	24,829
Net	$44,233	52,162
Intangible assets with indefinite lives:
Trade names	$162,924	162,661

The changes in the carrying amount of goodwill attributable to each business segment for the three months ended December 31, 2025 are as follows:

(Dollars in millions)	A&D	Test	USG	Total
Balance as of September 30, 2025	$334.0	67.8	360.1	761.9
Acquisition activity and other	5.1	—	—	5.1
Foreign currency translation	—	—	0.4	0.4
Balance as of December 31, 2025	$339.1	67.8	360.5	767.4

During the first quarter of fiscal 2026, the Company paid approximately $5 million for the final working capital settlement in connection with the Maritime acquisition.

6.    BUSINESS SEGMENT INFORMATION

We adopted the provisions of ASU 2023-07 Segment Reporting for the year ended September 30, 2025. We are organized based on the products and services we offer, and we classify our business operations in three reportable segments for financial reporting purposes: Aerospace & Defense (A&D), Utility Solutions Group (USG) and RF Test & Measurement (Test). Corporate is not a reportable segment, but it is included for reconciliation purposes.

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

Accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended September 30, 2025. The operating units within each reporting segment have been aggregated because of similar economic characteristics and meet the other aggregation criteria of FASB ASC 280, Segment Reporting.

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

Quarter Ended December 31, 2025				Segment
(In thousands)	A&D	USG	Test	Total	Corporate	Total
Sales	$143,829	87,484	58,346	289,659	—	289,659
Cost of sales	90,071	39,930	39,739	169,740	—	169,740
SG&A expense	15,533	26,043	9,652	51,228	9,979	61,207
Amortization of intangible assets	155	2,043	514	2,712	17,612	20,324
Other expense (income), net	83	(61)	399	421	(391)	30
Segment profit (loss)	$37,987	19,529	8,042	65,558	(27,200)	38,358
Interest expense					$2,880	2,880
Earnings before income taxes						$35,478

Depreciation and amortization	$3,282	4,080	1,456	8,818	17,675	26,493
Segment assets	368,902	278,132	197,594	844,628	1,554,371	2,398,999
Capital expenditures	$3,912	1,570	373	5,855	47	5,902

Quarter Ended December 31, 2024				Segment
(In thousands)	A&D	USG	Test	Total	Corporate	Total
Sales	$81,868	86,660	46,065	214,593	—	214,593
Cost of sales	53,513	39,338	31,363	124,214	—	124,214
SG&A expense	10,868	25,916	9,050	45,834	9,135	54,969
Amortization of intangible assets	213	2,072	622	2,907	5,086	7,993
Other expense (income), net	(178)	(1,155)	608	(725)	88	(637)
Segment profit (loss)	$17,452	20,489	4,422	42,363	(14,309)	28,054
Interest expense					$2,257	2,257
Earnings before income taxes						$25,797

Depreciation and amortization	$2,650	3,888	1,375	7,913	5,058	12,971
Segment assets	267,549	280,071	163,352	710,972	959,720	1,670,692
Capital expenditures	$2,464	1,990	670	5,124	—	5,124

Non-GAAP Financial Measures

The financial measure “EBIT” is presented in the above tables and elsewhere in this Report. EBIT on a consolidated basis is a non-GAAP financial measure. Management believes that EBIT is useful in assessing the operational profitability of the Company’s business segments because it excludes interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures used by management in determining resource allocations within the Company as well as incentive compensation. A reconciliation of EBIT to net earnings is set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – EBIT.

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

7.    DEBT

The Company’s debt is summarized as follows:

	December 31,	September 30,
(In thousands)	2025	2025
Revolving credit facility and short-term borrowings	20,511	25,000
Incremental facility (Term loan A)	125,000	161,000
Total borrowings	$145,511	186,000
Current portion of long-term debt and short-term borrowings	(20,511)	(20,000)
Total long-term debt, less current portion	$125,000	166,000

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

On August 5, 2024, the Company and certain of its subsidiaries entered into Amendment No. 1 (the “Amendment”) to the Credit Facility which, among other things, (i) implements a senior incremental delayed draw term loan credit facility in an aggregate principal amount of up to $375 million (the “Incremental Facility”), and (ii) permits the direct or indirect acquisition by the Registrant or certain of its subsidiaries of all the issued and outstanding shares of PMES I Limited, Measurement Systems, Inc., EMS Development Corporation, and DNE Technologies, Inc. (the “Maritime Acquisition”), pursuant to and in accordance with the terms and conditions of that certain Sale and Purchase Agreement, dated July 8, 2024, among Ultra Electronics Holdings Limited, as parent seller, the Registrant, as guarantor, and certain of the Registrant’s subsidiaries as buyers. During the third quarter of 2025, the proceeds of the loans drawn under the Incremental Facility were applied to pay a portion of the cash consideration for the Maritime Acquisition and other customary fees, premiums, expenses and costs incurred in connection with the acquisition.

At December 31, 2025, the Company had approximately $469 million available to borrow under the Credit Facility, excluding the Incremental Facility, plus the $250 million increase option subject to the lenders’ consent, in addition to $103.8 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of December 31, 2025, as the Company intends to repay this amount within the next twelve months; however, the Company has no contractual obligation to repay such amount during the next twelve months. In addition, the Company had $0.5 million of short-term borrowings at its foreign locations outstanding as of December 31, 2025. The letters of credit issued and outstanding under the Credit Facility totaled $10.7 million at December 31, 2025.

Interest on borrowings under the Credit Facility is calculated at a spread over either an Adjusted Term SOFR Rate, Adjusted EURIBOR Rate, Adjusted CDOR Rate, Alternate Base Rate or Daily Simple RFR, at the Company’s election. The Credit Facility also requires a facility fee ranging from 12.5 to 25 basis points per annum. The interest rate spreads and the facility fee are subject to increase or decrease depending on the Company’s leverage ratio. The weighted average interest rates under the Credit Facility were 5.7% and 6.1% for the three-month periods ending December 31, 2025 and 2024, respectively. The weighted average interest rate under the Incremental Facility was 5.6% for the three-month period ending December 31, 2025. As of December 31, 2025, the Company was in compliance with all covenants.

8.   INCOME TAX EXPENSE

The first quarter 2026 effective income tax rate from continuing operations was 19.1% compared to 21.3% in the first quarter of 2025. Income tax expense in the first quarter of 2026 was favorably impacted by additional tax benefits related to the vesting of share-based compensation awards.

9.   SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three months ended December 31, 2025 and 2024 is shown below (in thousands):

	Three Months Ended December 31,
	2025	2024
Common stock
Beginning balance	$309	308
Stock plans	—	1
Ending balance	309	309

Additional paid-in-capital
Beginning balance	316,194	311,942
Stock plans	(7,265)	(3,799)
Ending balance	308,929	308,143

Retained earnings
Beginning balance	1,373,911	1,082,950
Net earnings common stockholders	28,691	23,473
Dividends paid	(2,072)	(2,064)
Ending balance	1,400,530	1,104,359

Accumulated other comprehensive income (loss)
Beginning balance	(2,468)	(10,775)
Foreign currency translation	639	(18,028)
Ending balance	(1,829)	(28,803)

Treasury stock
Beginning balance	(147,075)	(147,075)
Share repurchases	—	—
Ending balance	(147,075)	(147,075)

Total equity	$1,560,864	1,236,933

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2025 and September 30, 2025 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825 and are immaterial.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three-month period ended December 31, 2025.

11.  REVENUES

Disaggregation of Revenues

Revenues by customer type, geographic location, and revenue recognition method for the three-month period ended December 31, 2025 are presented in the table below as the Company deems it best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors. The table below also includes a reconciliation of the disaggregated revenue within each reportable segment.

(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$45,796	$85,739	$46,317	$177,852
Government	98,033	1,745	12,029	111,807
Total revenues	$143,829	$87,484	$58,346	$289,659

Geographic location:
United States	$92,786	$60,724	$36,482	$189,992
International	51,043	26,760	21,864	99,667
Total revenues	$143,829	$87,484	$58,346	$289,659

Revenue recognition method:
Point in time	$66,534	$68,289	$9,217	$144,040
Over time	77,295	19,195	49,129	145,619
Total revenues	$143,829	$87,484	$58,346	$289,659

Revenues by customer type, geographic location, and revenue recognition method for the three-month period ended December 31, 2024 are presented in the table below:

(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$45,755	$84,279	$36,349	$166,383
Government	36,113	2,381	9,716	48,210
Total revenues	$81,868	$86,660	$46,065	$214,593

Geographic location:
United States	$65,314	$59,917	$28,630	$153,861
International	16,554	26,743	17,435	60,732
Total revenues	$81,868	$86,660	$46,065	$214,593

Revenue recognition method:
Point in time	$46,995	$69,278	$9,791	$126,064
Over time	34,873	17,382	36,274	88,529
Total revenues	$81,868	$86,660	$46,065	$214,593

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

Remaining Performance Obligations

Remaining performance obligations, which is the equivalent of backlog, represent the expected transaction price allocated to performance obligations that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At December 31, 2025, the Company had $1,401.1 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 58% in the next twelve months.

Contract assets, contract liabilities and accounts receivable

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At December 31, 2025, contract assets, contract liabilities and accounts receivable totaled $88.7 million, $259.5 million and $245.3 million, respectively. During the first quarter of 2026, the Company recognized approximately $37.7 million in revenues that were included in the contract liabilities balance at September 30, 2025. At September 30, 2025, contract assets, contract liabilities and accounts receivable totaled $90.7 million, $224.7 million and $253.6 million, respectively.

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
(Dollars in thousands)	2025	2024
Finance lease cost
Amortization of right-of-use assets	$372	372
Interest on lease liabilities	192	206
Operating lease cost	2,229	1,714
Total lease costs	$2,793	2,292

Additional information related to leases are shown below:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,996	1,665
Operating cash flows from finance leases	192	206
Financing cash flows from finance leases	382	351
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$465	1,776

	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2025		2024
Weighted-average remaining lease term
Operating leases	9.1	years	8.5	years
Finance leases	9.5	years	10.2	years
Weighted-average discount rate
Operating leases	4.7%		4.4%
Finance leases	4.7%		4.7%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the Consolidated Balance Sheet on December 31, 2025:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2026(excluding the three months ended December 31, 2025)	$6,056	1,723
2027	7,824	2,357
2028	7,696	2,417
2029	6,234	2,478
2030 and thereafter	33,708	11,575
Total minimum lease payments	61,518	20,550
Less: amounts representing interest	12,098	4,379
Present value of net minimum lease payments	$49,420	16,171
Less: current portion of lease obligations	5,954	1,584
Non-current portion of lease obligations	$43,466	14,587

ROU assets	$46,592	11,822

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

14.  RELATED PARTIES

Two of the Company’s directors are officers at two customers of the Company’s Doble subsidiary. Doble sells products, leases equipment and provides testing services in the ordinary course of Doble’s business. The total amount of these sales was approximately $1.3 million during the first quarter of fiscal 2026. All transactions between Doble and the two customers are intended to be and have been consistent with Doble’s normal commercial terms offered to its customers, and the Company’s Board of Directors has determined that the relationships between the Company and the customers are not material and did not impair the Company’s or the directors’ independence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to the first quarters of 2026 and 2025 represent the three-month periods ended December 31, 2025 and 2024, respectively.

OVERVIEW

Sales, net earnings and diluted earnings per share from continuing operations were $289.7 million, $28.7 million and $1.11 per share, respectively, in the first quarter of 2026 compared to $214.6 million, $20.3 million and $0.79 per share, respectively, in the first quarter of 2025.

NET SALES

Net sales increased $75.1 million, or 35.0%, to $289.7 million in the first quarter of 2026 from $214.6 million in the first quarter of 2025. The increase in net sales in the first quarter of 2026 as compared to the first quarter of 2025 was due to a $61.9 million increase in the A&D segment, a $12.2 million increase in the Test segment, and a $0.8 million increase in the USG segment.

-A&D

Net sales of $143.8 million in the first quarter of 2026 were $61.9 million, or 75.6%, higher than the $81.9 million in the first quarter of 2025. The sales increase in the first quarter of 2026 compared to the first quarter of 2025 was primarily due to a $44.2 million increase in navy revenues and a $15.8 million increase in aerospace revenues (defense and commercial). Maritime contributed $50.6 million of revenue growth in the first quarter of 2026.

-USG

Net sales of $87.5 million in the first quarter of 2026 were $0.8 million, or 0.9% higher than the $86.7 million in the first quarter of 2025. The increase in the first quarter of 2026 compared to the first quarter of 2025 was mainly due to a $4.1 million increase in net sales at Doble driven by higher sales of condition monitoring and offline products, partially offset by a $3.3 million decrease in net sales at NRG driven by lower shipments of solar and wind products due to renewables market weakness.

-Test

Net sales of $58.3 million in the first quarter of 2026 were $12.2 million, or 26.5%, higher than the $46.1 million in the first quarter of 2025. The increase in the first quarter of 2026 compared to the first quarter of 2025 was primarily due to $13.0 million of higher sales from the segment’s U.S. and European operations mainly driven by higher test and measurement and filters volumes partially offset by a $0.8 million decrease from the segment’s Asian operations.

ORDERS AND BACKLOG

Backlog was $1,401.1 million at December 31, 2025 compared with $1,133.6 million at September 30, 2025. The Company received new orders totaling $557.2 million in the first quarter of 2026 compared to $229.2 million from continuing operations in the first quarter of 2025. Of the new orders received in the first quarter of 2026, $382.3 million related to A&D products, $98.8 million related to USG products, and $76.1 million related to Test products. Of the new orders received in the first quarter of 2025, $74.8 million related to A&D products, $89.6 million related to USG products, and $64.8 million related to Test products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses from continuing operations were $61.2 million (21.1% of net sales) for the first quarter of 2026, compared with $55.0 million (25.6% of net sales) for the first quarter of 2025. The increase in SG&A in the first quarter of 2026 compared to the first quarter of 2025 was mainly due to an increase within the A&D segment primarily due to the Maritime acquisition. SG&A as a percentage of net sales decreased in the first quarter of 2026 compared to the first quarter of 2025 within all three business segments.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $20.3 million and $8.0 million for the first quarter of 2026 and 2025, respectively. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the first quarter of 2026 compared to the first quarter of 2025 was mainly due to an increase in amortization of intangible assets related to the Maritime acquisition.

OTHER (INCOME) EXPENSES, NET

Other expenses, net, was $0.1 million in the first quarter of 2026 compared to other (income), net, of ($0.6) million in the first quarter of 2025. There were no individually significant items in other expenses (income), net, in the first quarter of 2026 or 2025.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis, which is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 6 to the Consolidated Financial Statements, above. EBIT from continuing operations was $38.4 million (13.2% of net sales) for the first quarter of 2026 compared to $28.1 million (13.1% of net sales) for the first quarter of 2025.

The following table presents a reconciliation of EBIT from continuing operations to a GAAP financial measure:

	Three Months Ended
	December 31,
(In thousands)	2025	2024
Net earnings from continuing operations	$28,691	20,307
Plus: Interest expense, net	2,880	2,257
Plus: Income tax expense	6,787	5,490
Consolidated EBIT	$38,358	28,054

-A&D

EBIT was $38.0 million (26.4% of net sales) in the first quarter of 2026 compared to $17.5 million (21.3% of net sales) in the first quarter of 2025. The increase in EBIT in the first quarter of 2026 compared to the first quarter of 2025 was mainly due to higher sales volumes as mentioned above, favorable mix and price increases, partially offset by inflationary pressures. In addition, EBIT in the first quarter of 2026 was negatively impacted by $0.1 million of restructuring charges.

-USG

EBIT was $19.5 million (22.3% of net sales) in the first quarter of 2026 compared to $20.5 million (23.6% of net sales) in the first quarter of 2025. The decrease in EBIT in the first quarter of 2026 compared to the first quarter of 2025 was mainly due to the lower sales volumes at NRG, unfavorable product mix and inflationary pressures partially offset by an increase in EBIT at Doble due to higher sales volumes.

-Test

EBIT was $8.0 million (13.8% of net sales) in the first quarter of 2026 compared to $4.4 million (9.6% of net sales) in the first quarter of 2025. The increase in EBIT in the first quarter of 2026 compared to the first quarter of 2025 was primarily driven by the higher sales volumes from the segment’s U.S. and European operations and price increases, partially offset by inflationary pressures and unfavorable mix.

–Corporate

Corporate costs included in EBIT were $27.2 million and $14.3 million in the first quarter of 2026 and 2025, respectively. The increase in Corporate costs in the first quarter of 2026 compared to the first quarter of 2025 was mainly due to increases in acquisition related amortization and share based compensation costs.

INTEREST EXPENSE, NET

Interest expense was $2.9 million and $2.3 million in the first quarter of 2026 and 2025, respectively. The increase in interest expense in the first quarter of 2026 as compared to the first quarter of 2025 was mainly due to higher average outstanding borrowings ($171 million in the first quarter of 2026 compared to $122 million in the first quarter of 2025).

INCOME TAX EXPENSE

The effective income tax rate from continuing operations was 19.1% in the first quarter of 2026 compared to 21.3% in the first quarter of 2025. Income tax expense in the first quarter of 2026 was favorably impacted by additional tax benefits related to the vesting of share-based compensation awards.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remain strong. Working capital (current assets less current liabilities) decreased to $171.3 million at December 31, 2025 from $180.4 million at September 30, 2025. Accounts receivable decreased $8.2 million during this period mainly due to a $4.7 million decrease within the Test segment and a $4.6 million decrease within the USG segment due to strong cash collections during the quarter. Inventories increased $9.3 million during this period mainly due to a $5.0 million increase within the USG segment, a $3.4 million increase within the Test segment and a $0.9 million increase within the A&D segment primarily from an increase in work in process inventories due to timing of manufacturing existing orders. Contract liabilities increased $35.8 million primarily within the A&D segment due to timing of payments received under long-term contracts.

Net cash provided by operating activities from continuing operations was $68.9 million and $29.2 million in the first quarters of 2026 and 2025, respectively. The increase in net cash provided by operating activities in the first quarter of 2026 as compared to the first quarter of 2025 was mainly driven by an increase in net earnings and an increase in contract liabilities.

Capital expenditures from continuing operations were $5.9 million and $5.1 million in the first quarters of 2026 and 2025, respectively. The increase in the first quarter of 2026 was mainly due to an increase in building improvements and machinery & equipment within the A&D segment. In addition, the Company incurred expenditures for capitalized software of approximately $2.2 million and $2.6 million in the first quarters of 2026 and 2025, respectively.

Acquisition

During the first quarter fiscal 2026, the Company paid approximately $5 million for the final working capital settlement in connection with the Maritime acquisition.

Credit Facility

At December 31, 2025, the Company had approximately $469 million available to borrow under its bank credit facility, excluding the Incremental Facility, plus a $250 million increase option, and $103.8 million cash on hand. At December 31, 2025, the Company had $145.5 million of outstanding borrowings under the Credit facility, Incremental facility and short-term borrowings at its foreign locations, in addition to outstanding letters of credit of $10.7 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 16, 2025 to stockholders of record as of October 2, 2025. Subsequent to December 31, 2025, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on January 16, 2026 to stockholders of record as of January 2, 2026.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by Management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving Management judgments and estimates may be found in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and the following: the impacts of climate change and related regulation of greenhouse gases; the impacts of labor disputes, civil disorder, wars, elections, political changes, tariffs and trade disputes, terrorist activities, cyberattacks or natural disasters on the Company’s operations and those of the Company’s customers and suppliers; disruptions in manufacturing or delivery arrangements due to shortages or unavailability of materials or components; or supply chain disruptions; inability to access work sites; the timing and content of future contract awards or customer orders; the timely appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties or data breaches; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; material changes in the cost of credit; changes in laws and regulations including but not limited to changes in accounting standards and taxation; changes in interest rates; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; and the integration and performance of recently acquired businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company is exposed to market risk related to changes in interest rates and selectively uses derivative financial instruments, including forward contracts and swaps, to manage these risks. The Company’s Canadian subsidiary Morgan Schaffer enters into foreign exchange contracts to manage foreign currency risk as a portion of their revenue is denominated in U.S. dollars. All derivative instruments are reported on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the gain or loss on the respective derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. There has been no material change to the Company’s market risks since September 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date. During 2025, the Company acquired the Signature Management and Power business (Maritime). The Company is currently in the process of integrating Maritime into its assessment of its internal control over financial reporting. In accordance with the SEC’s published guidance, Management’s assessment, and conclusions on the effectiveness of our disclosure controls and procedures as of December 31, 2025, excludes an assessment of the internal control over financial reporting of Maritime. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Other than as described above with respect to Maritime, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares during the first quarter of 2026.

ITEM 5. OTHER INFORMATION

During the first quarter of fiscal 2026, no director or officer (as defined in Securities and Exchange Commission Rule 16a-1(f)) of the Company adopted or terminated:

(i)	Any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); or
(ii)	Any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 22, 2022

4.1(a)	Amended and Restated Credit Agreement dated August 30, 2023	Exhibit 10.1 to the Company’s Form 8-K filed September 6, 2023

4.1(b)	Amendment No. 1 to the Amended and Restated Credit Agreement dated August 30, 2023	Exhibit 10.1(c) to the Company’s Form 10-K for the fiscal year ended September 30, 2024

10.1(a)	Form of Restricted Share Unit (RSU) Awards to Executive Officers under 2018 Omnibus Incentive Plan (FY 2026)	Filed herewith

10.1(b)	Form of Performance Share Unit (PSU) Awards to Executive Officers under 2018 Omnibus Incentive Plan (FY 2026)	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith

101.SCH	XBRL Schema Document*	Submitted herewith

101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith

101.DEF	XBRL Definition Linkbase Document*	Submitted herewith

101.LAB	XBRL Label Linkbase Document*	Submitted herewith

101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

104	Cover Page Interactive Data File (contained in Exhibit 101)	Submitted herewith
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

Dated: February 9, 2026