Form 10-Q
period 2026-03-31
ESCO TECHNOLOGIES INC
filed 2026-05-11
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

645 MARYVILLE CENTRE DR., SUITE 300
ST. LOUIS, MISSOURI	63141-5855
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at April 30, 2026
Common stock, $.01 par value per share	25,907,172

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March,
	2026	2025
Net sales	$309,341	231,777
Costs and expenses:
Cost of sales	178,026	132,504
Selling, general and administrative expenses	62,830	54,294
Amortization of intangible assets	20,420	7,989
Interest expense, net	2,399	2,195
Other expenses (income), net	1,802	375
Total costs and expenses	265,477	197,357

Earnings before income taxes	43,864	34,420
Income tax expense	10,308	8,037
Earnings from continuing operations	33,556	26,383
Earnings from discontinued operations, net of tax expense of $363 and $1,429	1,177	4,650

Net earnings	$34,733	31,033

Earnings per share:
Basic – Continuing operations	$1.29	1.02
– Discontinued operations	0.05	0.18
– Net earnings	$1.34	1.20

Diluted – Continuing operations	$1.29	1.02
– Discontinued operations	0.05	0.18
– Net earnings	$1.34	1.20

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended
	March 31,
	2026	2025

Net sales	$599,000	446,370
Costs and expenses:
Cost of sales	347,766	256,718
Selling, general and administrative expenses	124,037	109,263
Amortization of intangible assets	40,744	15,982
Interest expense, net	5,279	4,452
Other expenses (income), net	1,832	(262)
Total costs and expenses	519,658	386,153

Earnings before income taxes	79,342	60,217
Income tax expense	17,095	13,527
Earnings from continuing operations	62,247	46,690
Earnings from discontinued operations, net of tax expense of $363 and $2,407	1,177	7,816

Net earnings	$63,424	54,506

Earnings per share:

Basic – Continuing operations	$2.40	1.81
– Discontinued operations	0.05	0.30
– Net earnings	$2.45	2.11

Diluted – Continuing operations	$2.40	1.81
– Discontinued operations	0.05	0.30
– Net earnings	$2.45	2.11

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net earnings	$34,733	31,033	63,424	54,506
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11,482)	8,133	(10,843)	(9,895)
Total other comprehensive income (loss), net of tax	(11,482)	8,133	(10,843)	(9,895)
Comprehensive income	$23,251	39,166	52,581	44,611

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31,	September 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$92,252	101,350
Accounts receivable, net of allowance for credit losses of $3,644 and $3,205, respectively	256,835	253,554
Contract assets	103,532	90,730
Inventories	237,090	217,807
Other current assets	37,084	25,065
Total current assets	726,793	688,506
Property, plant and equipment, net of accumulated depreciation of $197,427 and $186,796, respectively	170,860	172,493
Intangible assets, net of accumulated amortization of $327,709 and $286,965, respectively	682,372	723,973
Goodwill	761,181	761,931
Operating lease assets	48,977	47,707
Other assets	15,622	15,778
Total assets	$2,405,805	2,410,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	106,677	96,534
Contract liabilities	269,402	216,590
Accrued salaries	38,936	53,301
Income tax payable - current	5,619	62,007
Accrued other expenses	59,731	59,716
Total current liabilities	500,365	508,148
Deferred tax liabilities	115,140	112,390
Non-current operating lease liabilities	45,707	44,403
Other liabilities	34,173	38,576
Long-term debt	125,000	166,000
Total liabilities	820,385	869,517
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,963,943 and 30,886,024 shares, respectively	310	309
Additional paid-in capital	312,304	316,194
Retained earnings	1,433,192	1,373,911
Accumulated other comprehensive income (loss), net of tax	(13,311)	(2,468)
	1,732,495	1,687,946
Less treasury stock, at cost: 5,056,771 and 5,056,771 common shares, respectively	(147,075)	(147,075)
Total shareholders’ equity	1,585,420	1,540,871
Total liabilities and shareholders’ equity	$2,405,805	2,410,388

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net earnings	$63,424	54,506
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations, net of tax	(1,177)	(7,816)
Depreciation and amortization	53,330	26,041
Stock compensation expense	6,565	5,323
Changes in assets and liabilities	7,304	(30,033)
Effect of deferred taxes	5,176	(1,714)
Net cash provided by operating activities – continuing operations	134,622	46,307
Net cash (used) provided by operating activities – discontinued operations	(59,340)	11,968
Net cash provided by operating activities	75,282	58,275
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(10,232)	—
Capital expenditures	(13,134)	(14,864)
Additions to capitalized software and other	(4,801)	(5,465)
Net cash used by investing activities – continuing operations	(28,167)	(20,329)
Net cash provided (used) by investing activities – discontinued operations	1,540	(486)
Net cash used by investing activities	(26,627)	(20,815)
Cash flows from financing activities:
Proceeds from long-term debt	110,000	66,000
Principal payments on long-term debt	(151,000)	(100,000)
Dividends paid	(4,144)	(4,130)
Other	(10,644)	(6,146)
Net cash used by financing activities – continuing operations	(55,788)	(44,276)
Net cash used by financing activities – discontinued operations	—	—
Net cash used by financing activities	(55,788)	(44,276)
Effect of exchange rate changes on cash and cash equivalents	(1,965)	(1,750)
Net decrease in cash and cash equivalents	(9,098)	(8,566)
Cash and cash equivalents, beginning of period	101,350	65,963
Cash and cash equivalents, end of period	$92,252	57,397

Supplemental cash flow information:
Interest paid	$4,958	8,821
Income taxes paid (including state and foreign)	$67,862	20,232

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

The Company’s results for the three and six-month periods ended March 31, 2026 are not necessarily indicative of the results for the entire 2026 fiscal year. References to the second quarters of 2026 and 2025 represent the fiscal quarters ended March 31, 2026 and 2025, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

2.    EARNINGS PER SHARE (EPS)

Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of unvested performance-based share awards and time-vested restricted shares by using the treasury stock method. The number of shares used in the calculation of earnings per share for each period presented is as follows (in thousands):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2026	2025	2026	2025
Weighted Average Shares Outstanding — Basic	25,902	25,816	25,877	25,798
Dilutive Shares	36	61	32	57
Adjusted Shares — Diluted	25,938	25,877	25,909	25,855

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

Performance Share Unit (PSU) Awards and Time-Vested Restricted Stock Unit (RSU) Awards

Compensation expense related to these awards was $3.0 million and $5.9 million for the three and six-month periods ended March 31, 2026, respectively, and $2.4 million and $4.6 million for the corresponding periods in 2025. As of March 31, 2026, there were 169,191 unvested stock units outstanding.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $0.6 million for the three and six-month periods ended March 31, 2026, respectively, and $0.4 million and $0.7 million for the corresponding periods in 2025.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $3.3 million and $6.6 million for the three and six-month periods ended March 31, 2026, respectively, and $2.8 million and $5.3 million for the corresponding periods in 2025. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.7 million and $1.4 million for the three- and six-month periods ended March 31, 2026, respectively, and $0.6 million and $1.1 million for the corresponding periods in 2025. As of March 31, 2026, there was $18.8 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

4.    INVENTORIES

Inventories from continuing operations consist of the following:

	March 31,	September 30,
(In thousands)	2026	2025
Finished goods	$50,740	52,644
Work in process	63,243	46,825
Raw materials	123,107	118,338
Total inventories	$237,090	217,807

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s condensed Consolidated Balance Sheets at March 31, 2026 and September 30, 2025 are the following intangible assets gross carrying amounts and accumulated amortization from continuing operations:

	March 31,	September 30,
(Dollars in thousands)	2026	2025
Goodwill	$761,181	761,931

Intangible assets with determinable lives:
Patents
Gross carrying amount	$7,618	7,607
Less: accumulated amortization	2,030	1,775
Net	$5,588	5,832

Capitalized software
Gross carrying amount	$143,307	138,144
Less: accumulated amortization	106,097	100,818
Net	$37,210	37,326

Customer relationships
Gross carrying amount	$620,238	625,535
Less: accumulated amortization	178,987	159,543
Net	$441,251	465,992

Other
Gross carrying amount	$76,331	76,991
Less: accumulated amortization	40,595	24,829
Net	$35,736	52,162
Intangible assets with indefinite lives:
Trade names	$162,587	162,661

The changes in the carrying amount of goodwill attributable to each business segment from continuing operations for the six months ended March 31, 2026 is as follows:

(Dollars in millions)	A&D	Test	USG	Total
Balance as of September 30, 2025	$334.0	67.8	360.1	761.9
Acquisition activity and other	5.1	—	—	5.1
Foreign currency translation	(3.3)	(0.9)	(1.6)	(5.8)
Balance as of March 31, 2026	$335.8	66.9	358.5	761.2

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

The A&D segment’s operations consist of PTI, Crissair, Globe, Mayday, and Maritime. Previously, A&D also included VACCO Industries which was sold in July 2025 and is reported in discontinued operations. The companies within this segment primarily design and manufacture specialty filtration, fluid control and naval products, including hydraulic filter elements and fluid control devices used in aerospace and defense applications; custom designed filters for manned aircraft and submarines; products and systems to reduce vibration and/or acoustic signatures and otherwise reduce or obscure a vessel’s signature, power management and control equipment; sealing, surface control and hydrodynamic related applications to enhance U.S. and UK Navy maritime survivability; precision-tolerance machined components for the aerospace and defense industry; metal processing services; and miniature electro-explosive devices utilized in mission-critical defense and aerospace applications.

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

The Test segment’s operations consist of ETS-Lindgren Inc., including its related subsidiaries, and MPE Limited (collectively, ETS-Lindgren). ETS-Lindgren is an industry leader in designing and manufacturing products and systems to measure and control RF energy. It serves the medical, health and safety, electronics, wireless communications, automotive and defense markets, supplying a broad range of turnkey systems, including RF test facilities and measurement systems, RF and magnetically shielded rooms and secure communication facilities, and providing the design, program management, installation and integration services required to successfully complete these types of facilities. It also supplies a broad range of components including RF absorptive materials, filters, antennas, field probes, test cells, proprietary measurement software and other test accessories required to perform a variety of tests and measurements, and offers a variety of services including calibration and product tests.

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

Three Months Ended March 31, 2026				Segment
(In thousands)	A&D	USG	Test	Total
Net Sales	$150,310	93,529	65,502	309,341

Cost of sales	90,200	43,343	44,482
SG&A expense	16,976	24,871	10,235
Amortization of intangible assets	161	2,035	508
Other expenses (income), net	6	794	1,504
Segment profit (loss)	$42,967	22,486	8,773	74,226

Depreciation and Amortization	$3,465	4,126	1,465	9,056
Segment Assets	$402,119	280,735	196,281	879,135
Capital Expenditures	$5,542	1,062	618	7,222

Reconciliation of segment profit to Earnings before Income Taxes

Segment profit total from above				$74,226
Less:
Unallocated Corporate SG&A and Other expense (income), net				(10,247)
Unallocated amortization of intangible assets				(17,716)
Interest expense, net				(2,399)
Earnings before Income Taxes				$43,864

Reconciliation of segment depreciation and amortization to consolidated totals

Segment Depreciation and Amortization				$9,056
Add: Corporate Depreciation and Amortization				17,781
Consolidated totals				$26,837

Reconciliation of segment assets to consolidated totals

Segment Assets total				$879,135
Add:
Goodwill not allocated to segments				761,181
Acquired intangible assets not allocated to segments				639,574	(1)
Other unallocated amounts				125,915
Consolidated totals				$2,405,805
(1)	Consists of customer relationships, trade names and other intangible assets. See Note 5 for details.

Reconciliation of segment capital expenditures to consolidated totals

Segment Capital Expenditures	$7,222
Add: Corporate Capital Expenditures	10
Consolidated totals	$7,232

Six Months Ended March 31, 2026				Segment
(In thousands)	A&D	USG	Test	Total
Net Sales	$294,139	181,013	123,848	599,000
Cost of sales	180,271	83,273	84,221
SG&A expense	32,509	50,914	19,887
Amortization of intangible assets	316	4,078	1,022
Other expenses (income), net	89	733	1,903
Segment profit (loss)	$80,954	42,015	16,815	139,784

Depreciation and Amortization	$6,747	8,206	2,921	17,874
Segment Assets	$402,119	280,735	196,281	879,135
Capital Expenditures	$9,454	2,632	991	13,077

Reconciliation of segment profit to Earnings before Income Taxes

Segment profit total from above				$139,784
Less:
Unallocated Corporate SG&A and Other expense (income), net				(19,836)
Unallocated amortization of intangible assets				(35,327)
Interest expense, net				(5,279)
Earnings before Income Taxes				$79,342

Reconciliation of segment depreciation and amortization to consolidated totals

Segment Depreciation and Amortization				$17,874
Add: Corporate Depreciation and Amortization				35,456
Consolidated totals				$53,330

Reconciliation of segment assets to consolidated totals

Segment Assets total				$879,135
Add:
Goodwill not allocated to segments				761,181
Acquired intangible assets not allocated to segments				639,574	(1)
Other unallocated amounts				125,915
Consolidated totals				$2,405,805
(1)	Consists of customer relationships, trade names and other intangible assets. See Note 5 for details.

Reconciliation of segment capital expenditures to consolidated totals

Segment Capital Expenditures	$13,077
Add: Corporate Capital Expenditures	57
Consolidated totals	$13,134

Three Months Ended March 31, 2025				Segment
(In thousands)	A&D	USG	Test	Total
Net Sales	$89,627	90,767	51,383	231,777

Cost of sales	54,603	43,422	34,609
SG&A expense	10,594	24,343	9,699
Amortization of intangible assets	328	2,018	454
Other expenses (income), net	(115)	205	252
Segment profit (loss)	$24,217	20,779	6,369	51,365

Depreciation and Amortization	$2,836	3,864	1,354	8,054
Segment Assets	$283,061	280,884	173,481	737,426
Capital Expenditures	$3,489	3,596	1,635	8,720

Reconciliation of segment profit to Earnings before Income Taxes

Segment profit total from above				$51,365
Less:
Unallocated Corporate SG&A and Other expense (income), net				(9,561)
Unallocated amortization of intangible assets				(5,189)
Interest expense, net				(2,195)
Earnings before Income Taxes				$34,420

Reconciliation of segment depreciation and amortization to consolidated totals

Segment Depreciation and Amortization				$8,054
Add: Corporate Depreciation and Amortization				5,016
Consolidated totals				$13,070

Reconciliation of segment assets to consolidated totals

Segment Assets total				$737,426
Add:
Goodwill not allocated to segments				526,258
Acquired intangible assets not allocated to segments				348,607
Other unallocated amounts				83,871
Consolidated totals				$1,696,162
(1)	Consists of customer relationships, trade names and other intangible assets. See Note 5 for details.

Reconciliation of segment capital expenditures to consolidated totals

Segment Capital Expenditures	$8,720
Add: Corporate Capital Expenditures	852
Consolidated totals	$9,572

Six Months Ended March 31, 2025				Segment
(In thousands)	A&D	USG	Test	Total
Net Sales	$171,495	177,427	97,448	446,370

Cost of sales	108,116	82,760	65,972
SG&A expense	21,462	50,259	18,749
Amortization of intangible assets	541	4,090	1,076
Other expenses (income), net	(293)	(950)	860
Segment profit (loss)	$41,669	41,268	10,791	93,728

Depreciation and Amortization	$5,486	7,752	2,729	15,967
Segment Assets	$283,061	280,884	173,481	737,426
Capital Expenditures	$5,922	5,585	2,505	14,012

Reconciliation of segment profit to Earnings before Income Taxes

Segment profit total from above				$93,728
Less:
Unallocated Corporate SG&A and Other expense (income), net				(18,784)
Unallocated amortization of intangible assets				(10,275)
Interest expense, net				(4,452)
Earnings before Income Taxes				$60,217

Reconciliation of segment depreciation and amortization to consolidated totals

Segment Depreciation and Amortization				$15,967
Add: Corporate Depreciation and Amortization				10,074
Consolidated totals				$26,041

Reconciliation of segment assets to consolidated totals

Segment Assets total				$737,426
Add:
Goodwill not allocated to segments				526,258
Acquired intangible assets not allocated to segments				348,607
Other unallocated amounts				83,871
Consolidated totals				$1,696,162
(1)	Consists of customer relationships, trade names and other intangible assets. See Note 5 for details.

Reconciliation of segment capital expenditures to consolidated totals

Segment Capital Expenditures	$14,012
Add: Corporate Capital Expenditures	852
Consolidated totals	$14,864

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

7.    DEBT

The Company’s debt is summarized as follows:

	March 31,	September 30,
(In thousands)	2026	2025
Revolving credit facility	$45,000	25,000
Incremental facility (Term loan A)	100,000	161,000
Total borrowings	$145,000	186,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$125,000	166,000

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

At March 31, 2026, the Company had approximately $440 million available to borrow under the Credit Facility, plus the $250 million increase option subject to the lenders’ consent, in addition to $92.3 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of March 31, 2026, as the Company intends to repay this amount as obligated by the repayment terms of the Incremental Facility within the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $14.5 million at March 31, 2026.

Interest on borrowings under the Credit Facility and the Incremental Facility is calculated at a spread ranging from 0.25% to 2.25% over either an Adjusted Term SOFR Rate, Adjusted EURIBOR Rate, Adjusted CDOR Rate, Alternate Base Rate or Daily Simple RFR, at the Company’s election. The Credit Facility also requires a facility fee ranging from 12.5 to 25 basis points per annum. The interest rate spreads and the facility fee are subject to increase or decrease depending on the Company’s leverage ratio. The weighted average interest rates under the Credit Facility were 5.06% and 5.28% for the three and six-month periods ending March 31, 2026, respectively, and 5.77% and 5.95% for the three- and six-month periods ending March 31, 2025. The weighted average interest rate under the Incremental Facility was 5.27% and 5.44% for the three and six-month periods ending March 31, 2026. As of March 31, 2026, the Company was in compliance with all covenants.

8.   INCOME TAX EXPENSE

The second quarter 2026 effective income tax rate from continuing operations was 23.5% compared to 23.3% in the second quarter of 2025. The effective income tax rate from continuing operations in the first six months of 2026 was 21.5% compared to 22.5% for the first six months of 2025. Income tax expense in the first six months of 2026 was favorably impacted by additional tax benefits related to the vesting of share-based compensation awards.

9.   SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three and six months of 2026 and 2025 is shown below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Common stock
Beginning balance	$309	309	309	308
Stock plans	1	—	1	1
Ending balance	$310	309	310	309

Additional paid-in-capital
Beginning balance	$308,929	308,143	316,194	311,942
Stock plans	3,375	3,295	(3,890)	(504)
Ending balance	$312,304	311,438	312,304	311,438

Retained earnings
Beginning balance	$1,400,530	1,104,359	1,373,911	1,082,950
Net earnings common stockholders	34,733	31,033	63,424	54,506
Dividends paid	(2,071)	(2,066)	(4,143)	(4,130)
Ending balance	$1,433,192	1,133,326	1,433,192	1,133,326

Accumulated other comprehensive income (loss)
Beginning balance	$(1,829)	(28,803)	(2,468)	(10,775)
Foreign currency translation	(11,482)	8,133	(10,843)	(9,895)
Ending balance	$(13,311)	(20,670)	(13,311)	(20,670)

Treasury stock
Beginning balance	$(147,075)	(147,075)	(147,075)	(147,075)
Share repurchases	—	—	—	—
Ending balance	$(147,075)	(147,075)	(147,075)	(147,075)

Total equity	$1,585,420	1,277,328	1,585,420	1,277,328

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2026 and September 30, 2025 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825 and are immaterial.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and six-month periods ended March 31, 2026.

11.  REVENUES

Disaggregation of Revenues

The tables below present our revenues from continuing operations by customer type, geographic location, and revenue recognition method for the three and six-month periods ending March 31, 2026, as we believe this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors.

Three months ended March 31, 2026
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$55,937	89,982	55,229	201,148
Government	94,373	3,547	10,273	108,193
Total revenues	$150,310	93,529	65,502	309,341

Geographic location:
United States	$99,609	58,873	40,584	199,066
International	50,701	34,656	24,918	110,275
Total revenues	$150,310	93,529	65,502	309,341

Revenue recognition method:
Point in time	$69,877	75,227	15,188	160,292
Over time	80,433	18,302	50,314	149,049
Total revenues	$150,310	93,529	65,502	309,341

Six months ended March 31, 2026
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$101,733	175,721	101,546	379,000
Government	192,406	5,292	22,302	220,000
Total revenues	$294,139	181,013	123,848	599,000

Geographic location:
United States	$192,396	119,597	77,066	389,059
International	101,743	61,416	46,782	209,941
Total revenues	$294,139	181,013	123,848	599,000

Revenue recognition method:
Point in time	$136,412	143,515	27,304	307,231
Over time	157,727	37,498	96,544	291,769
Total revenues	$294,139	181,013	123,848	599,000

Revenues by customer type, geographic location, and revenue recognition method for the three and six-month periods ended March 31, 2025 are presented in the tables below from continuing operations.

Three months ended March 31, 2025
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$48,702	89,649	37,891	176,242
Government	40,925	1,118	13,492	55,535
Total revenues	$89,627	90,767	51,383	231,777

Geographic location:
United States	$66,612	54,944	32,267	153,823
International	23,015	35,823	19,116	77,954
Total revenues	$89,627	90,767	51,383	231,777

Revenue recognition method:
Point in time	$52,364	73,002	11,607	136,973
Over time	37,263	17,765	39,776	94,804
Total revenues	$89,627	90,767	51,383	231,777

Six months ended March 31, 2025
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$94,458	173,928	74,240	342,626
Government	77,037	3,499	23,208	103,744
Total revenues	$171,495	177,427	97,448	446,370

Geographic location:
United States	$131,926	114,860	60,897	307,683
International	39,569	62,567	36,551	138,687
Total revenues	$171,495	177,427	97,448	446,370

Revenue recognition method:
Point in time	$99,359	142,280	21,398	263,037
Over time	72,136	35,147	76,050	183,333
Total revenues	$171,495	177,427	97,448	446,370

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

Remaining Unsatisfied Performance Obligations

Remaining unsatisfied performance obligations, as defined by ASC 606 and align with our backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At March 31, 2026, the Company had $1,470.0 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 55% in the next twelve months.

Contract assets, contract liabilities and accounts receivable

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At March 31, 2026, contract assets, contract liabilities and accounts receivable totaled $103.5 million, $275.6 million and $256.8 million, respectively. During the first six months of 2026, the Company recognized approximately $56 million in revenues that were included in the contract liabilities balance at September 30, 2025. At September 30, 2025, contract assets, contract liabilities and accounts receivable from continuing operations totaled $90.7 million, $224.7 million and $253.6 million, respectively.

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

The Company’s leases are for office space, manufacturing facilities, and machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2026	2025
Finance lease cost
Amortization of right-of-use assets	$372	372
Interest on lease liabilities	188	202
Operating lease cost	2,204	1,731
Total lease costs	$2,764	2,305

	Six Months Ended	Six Months Ended
	March 31,	March 31,
(Dollars in thousands)	2026	2025
Finance lease cost
Amortization of right-of-use assets	$744	744
Interest on lease liabilities	379	408
Operating lease cost	4,432	3,461
Total lease costs	$5,555	4,613

Additional information related to leases are shown below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,121	1,668
Operating cash flows from finance leases	$188	202
Financing cash flows from finance leases	$386	355
Right-of-use assets obtained in exchange for operating lease liabilities	$4,144	1,040

	Six Months Ended	Six Months Ended
	March 31,	March 31,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,117	3,313
Operating cash flows from finance leases	$379	408
Financing cash flows from finance leases	$767	706
Right-of-use assets obtained in exchange for operating lease liabilities	$4,609	3,972

	March 31,		March 31,
	2026		2025
Weighted-average remaining lease term
Operating leases	9.1	years	10.2	years
Finance leases	9.3	years	10.0	years
Weighted-average discount rate
Operating leases	4.85%		4.68%
Finance leases	4.77%		4.72%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our condensed Consolidated Balance Sheet on March 31, 2026:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2026 (excluding the six months ended March 31, 2026)	$4,240	1,150
2027	8,306	2,357
2028	8,132	2,417
2029	6,647	2,478
2030 and thereafter	37,651	11,575
Total minimum lease payments	64,976	19,977
Less: amounts representing interest	13,092	4,191
Present value of net minimum lease payments	$51,884	15,786
Less: current portion of lease obligations	6,177	1,616
Non-current portion of lease obligations	45,707	14,170

ROU assets	$48,977	11,450

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

14.  RELATED PARTIES

Two of the Company’s directors are officers at two customers of the Company’s Doble subsidiary. Doble sells products, leases equipment and provides testing services in the ordinary course of Doble’s business. The total amount of these sales to these two customers was approximately $1.0 million and $2.3 million for the three- and six-month periods ending March 31, 2026. All transactions between Doble and the two customers are intended to be and have been consistent with Doble’s normal commercial terms offered to its customers, and the Company’s Board of Directors has determined that the relationships between the Company and the customers are not material and did not impair the Company’s or the directors’ independence.

15.  SUBSEQUENT EVENT

On April 15, 2026, the Company signed a definitive agreement to acquire the Megger Group Limited (Megger) business of TBG AG. Megger is a global provider of testing, monitoring, and data-driven solutions for utilities and critical electric infrastructure, including industrial, transportation, data center and renewable end markets. Under the terms of the agreement, ESCO will acquire Megger for total consideration of approximately $2.35 billion, consisting of $0.9 billion in cash and ESCO equity valued at approximately $1.4 billion. The cash portion will be funded through existing cash on hand and incremental debt, with committed financing in place. The Company expects to complete the acquisition in the first quarter of fiscal 2027. Megger will become part of the Company’s Utility Solution Group (USG) segment. See further discussion of the transaction and financing arrangements in the Company’s Form 8-K’s filed April 15, 2026 and April 16, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted. References to the second quarters of 2026 and 2025 represent the three-month periods ended March 31, 2026 and 2025, respectively.

OVERVIEW

In the second quarter of 2026, sales, net earnings and diluted earnings per share were $309.3 million, $33.6 million and $1.29 per share, respectively, compared to $231.8 million, $26.4 million and $1.02 per share, respectively, in the second quarter of 2025. In the first six months of 2026, sales, net earnings and diluted earnings per share were $599.0 million, $62.2 million and $2.40 per share, respectively, compared to $446.4 million, $46.7 million and $1.81 per share, respectively, in the first six months of 2025.

NET SALES

In the second quarter of 2026, net sales of $309.3 million were $77.5 million, or 33.4%, higher than the $231.8 million in the second quarter of 2025. In the first six months of 2026, net sales of $599.0 million were $152.6 million, or 34.2%, higher than the $446.4 million in the first six months of 2025. The increase in net sales in the second quarter of 2026 as compared to the second quarter of 2025 was due to a $60.7 million increase in the A&D segment, a $14.1 million increase in the Test segment and a $2.7 million increase in the USG segment. The increase in net sales in the first six months of 2026 as compared to the first six months of 2025 was due to a $122.6 million increase in the A&D segment, a $26.4 million increase in the Test segment and a $3.6 million increase in the USG segment.

-A&D

In the second quarter of 2026, net sales of $150.3 million were $60.7 million, or 67.7%, higher than the $89.6 million in the second quarter of 2025. In the first six months of 2026, net sales of $294.1 million were $122.6 million, or 71.5%, higher than the $171.5 million in the first six months of 2025. The sales increase in the second quarter of 2026 compared to the second quarter of 2025 was mainly due to a $44.3 million increase in navy revenues and a $14.0 million increase in aerospace revenues (defense and commercial). Maritime contributed $47.8 million of revenue growth in the second quarter of 2026. The sales increase in the first six months of 2026 compared to the first six months of 2025 was mainly due to a $88.5 million increase in navy revenues, a $29.8 million increase in aerospace revenues (defense and commercial) and a $3.3 million increase in industrial shipments. Maritime contributed $98.4 million of revenue growth in the first six months of 2026.

-USG

In the second quarter of 2026, net sales of $93.5 million were $2.7 million, or 3.0%, higher than the $90.8 million in the second quarter of 2025. In the first six months of 2026, net sales of $181.0 million were $3.6 million, or 2.0%, higher than the $177.4 million in the first six months of 2025. The increase in the second quarter of 2026 compared to the second quarter of 2025 was due to an $8.4 million increase in net sales at Doble driven by higher sales of protection testing, offline products and services, partially offset by a $5.7 million decrease in net sales at NRG driven by lower shipments of solar and wind products due to weakness in the renewables market. The increase in the first six months of 2026 compared to the corresponding period of 2025 was due to a $12.5 million increase in net sales at Doble driven by higher sales of condition monitoring and offline products, partially offset by an $8.9 million decrease in net sales at NRG for the reasons mentioned above.

-Test

In the second quarter of 2026, net sales of $65.5 million were $14.1 million, or 27.4%, higher than the $51.4 million in the second quarter of 2025. In the first six months of 2026, net sales of $123.8 million were $26.4 million, or 27.1%, higher than the $97.4 million in the first six months of 2025. The increase in the second quarter of 2026 as compared to the second quarter of 2025 was due to a $10.1 million increase in sales from the segment’s U.S. operations, a $2.8 million increase in sales from the segment’s Asian operations, and a $1.2 million increase from the segment’s European operations; due to higher Test and Measurement and filters volumes. The increase in the first six months of 2026 compared to the first six months of 2025 was due to a $20.2 million increase in sales from the segment’s U.S. operations, a $4.2 million increase from the segment’s European operations and a $2.0 million increase in sales from the segment’s Asian operations for the reasons mentioned above.

ORDERS AND BACKLOG

Backlog was $1,470.0 million at March 31, 2026 compared with $1,133.6 million at September 30, 2025. The Company received new orders totaling $378.2 million in the second quarter of 2026 compared to $265.7 million in the second quarter of 2025. Of the new orders received in the second quarter of 2026, $183.8 million related to A&D products, $101.3 million related to USG products, and $93.1 million related to Test products. Of the new orders received in the second quarter of 2025, $96.5 million related to A&D products, $92.2 million related to USG products, and $77.0 million related to Test products.

The Company received new orders totaling $935.4 million in the first six months of 2026 compared to $494.9 million in the first six months of 2025. Of the new orders received in the first six months of 2026, $566.1 million related to A&D products, $200.1 million related to USG products, and $169.2 million related to Test products. Of the new orders received in the first six months of 2025, $171.3 million related to A&D products, $181.8 million related to USG products, and $141.8 million related to Test products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the second quarter of 2026 were $62.8 million (20.3% of net sales), compared with $54.3 million (23.4% of net sales) for the second quarter of 2025. For the first six months of 2026, SG&A expenses were $124.0 million (20.7% of net sales) compared to $109.3 million (24.5% of net sales) for the first six months of 2025. The increase in SG&A in the second quarter and first six months of 2026 compared to the corresponding periods of 2025 was mainly due to an increase within the A&D segment due to the Maritime acquisition; increased expenses at all three business segments primarily related to higher sales and inflationary impacts and an increase at Corporate mainly due to acquisition costs. SG&A as a percentage of net sales decreased in the second quarter and first six months of 2026 within all three business segments.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $20.4 million and $40.7 million for the second quarter and first six months of 2026, respectively, compared to $8.0 million and $16.0 million for the corresponding periods of 2025. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the second quarter and first six months of 2026 compared to the corresponding periods of 2025 was mainly due to an increase in amortization of intangible assets related to the Maritime acquisition.

OTHER EXPENSES (INCOME), NET

Other expenses, net, was $1.8 million in the second quarter of 2026 compared with $0.4 million in the second quarter of 2025. Other expenses, net, was $1.8 million in the first six months of 2026 compared to other (income) of ($0.3) million in the first six months of 2025. The principal components of other expenses, net, in the second quarter and first six months of 2026 included $1.3 million of restructuring charges within the Test segment due to the exit of the acoustics product line (primarily asset write-offs, contract termination charges and severance), and $0.6 million of restructuring charges (primarily severance) within the USG segment. There were no individually significant items in other expenses (income), net, in the second quarter of 2025. The principal component of other expenses, net, in the first six months of 2025 was approximately $0.5 million of restructuring charges (primarily severance) within the Test and USG segments.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis. EBIT is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 6 to the condensed Consolidated Financial Statements, above. EBIT was $46.3 million (15.0% of net sales) for the second quarter of 2026 compared to $36.6 million (15.8% of net sales) for the second quarter of 2025. For the first six months of 2026, EBIT was $84.6 million (14.1% of net sales) compared to $64.7 million (14.5% of net sales) for the first six months of 2025.

The following table presents a reconciliation of EBIT from continuing operations to net earnings.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2026	2025	2026	2025
Net earnings	$33,556	26,383	62,247	46,690
Plus: Interest expense, net	2,399	2,195	5,279	4,452
Plus: Income tax expense	10,308	8,037	17,095	13,527
Consolidated EBIT from continuing operations	$46,263	36,615	84,621	64,669

-A&D

EBIT in the second quarter of 2026 was $43.0 million (28.6% of net sales) compared to $24.2 million (27.0% of net sales) in the second quarter of 2025. EBIT in the first six months of 2026 was $81.0 million (27.5% of net sales) compared to $41.7 million (24.3% of net sales) in the first six months of 2025. The increase in EBIT in the second quarter and first six months of 2026 compared to the corresponding periods of 2025 was mainly driven by leverage on higher sales volumes as mentioned above, and price increases, partially offset by inflationary pressures and unfavorable mix.

-USG

EBIT in the second quarter of 2026 was $22.5 million (24.0% of net sales) compared to $20.8 million (22.9% of net sales) in the second quarter of 2025. EBIT in the first six months of 2026 was $42.0 million (23.2% of net sales) compared to $41.3 million (23.3% of net sales) in the first six months of 2025. The increase in EBIT in the second quarter and first six months of 2026 compared to the corresponding periods of 2025 was mainly driven by leverage on higher sales volumes at Doble and price increases and mix, partially offset by lower sales volumes at NRG, and inflationary pressures. EBIT was negatively impacted by $0.6 million of restructuring charges (primarily severance) in the first six months of 2026.

-Test

EBIT in the second quarter of 2026 was $8.8 million (13.4% of net sales) compared to $6.4 million (12.4% of net sales) in the second quarter of 2025. EBIT in the first six months of 2026 was $16.8 million (13.6% of net sales) compared to $10.8 million (11.1% of net sales) in the first six months of 2025. The increase in EBIT in the second quarter and first six months of 2026 compared to the corresponding periods of 2025 was mainly due to higher sales volumes and price increases partially offset by inflationary pressures. EBIT was negatively impacted by $1.3 million and $0.4 million in the first six months of 2026 and 2025, respectively, by restructuring charges (primarily asset write-offs, contract termination charges and severance).

–Corporate

Corporate costs included in EBIT were $28.0 million and $55.2 million in the second quarter and first six months of 2026, respectively, compared to $14.8 million and $29.1 million in the corresponding periods of 2025. The increase in Corporate costs in the second quarter and first six months of 2026 compared to the corresponding periods of 2025 was mainly due to an increase in acquisition related amortization due to the Maritime acquisition, and an increase in share-based compensation costs and acquisition related costs.

INTEREST EXPENSE, NET

Interest expense was $2.4 million and $5.3 million in the second quarter and first six months of 2026, respectively, and $2.2 million and $4.5 million in the corresponding periods of 2025. The increase in interest expense in the second quarter and first six months of 2026 compared to the corresponding periods of 2025 was mainly due to higher average outstanding borrowings due to the Maritime acquisition in April 2025. The weighted average outstanding borrowings were $168 million and $170 million for the three and six-month periods ending March 31, 2026 and $100 million and $111 million for the three and six-month periods ending March 31, 2025.

INCOME TAX EXPENSE

The second quarter 2026 effective income tax rate was 23.5% compared to 23.3% in the second quarter of 2025. The effective income tax rate in the first six months of 2026 was 21.5% compared to 22.5% for the first six months of 2025. Income tax expense in the first six months of 2026 was favorably impacted by additional tax benefits related to the vesting of share-based compensation awards.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remain strong. Working capital (current assets less current liabilities) increased to $226.4 million at March 31, 2026 from $180.4 million at September 30, 2025. Inventories increased $19.3 million during this period due to a $7.7 million increase within the A&D segment, a $9.1 million increase within the USG segment and a $2.5 million increase within the Test segment primarily from an increase in work-in-process and raw materials inventories due to timing of manufacturing existing orders. Contract assets increased $12.8 million primarily within the A&D segment (Maritime) due to timing. Contract liabilities increased $52.8 million primarily within the A&D segment (Globe and Maritime) due to timing of payments received from customers.

Net cash provided by operating activities from continuing operations was $134.6 million and $46.3 million in the first six months of 2026 and 2025, respectively. The increase in net cash provided by operating activities in the first six months of 2026 as compared to the first six months of 2025 was mainly driven by lower working capital requirements and higher earnings.

Capital expenditures for continuing operations were $13.1 million and $14.9 million in the first six months of 2026 and 2025, respectively. In addition, the Company incurred expenditures for capitalized software and other intangible assets from continuing operations of $4.8 million and $5.5 million in the first six months of 2026 and 2025, respectively.

Credit Facility

At March 31, 2026, the Company had approximately $440 million available to borrow under its bank credit facility, a $250 million increase option, and $92.3 million cash on hand. At March 31, 2026, the Company had $145 million of outstanding borrowings under the Credit Facility and Incremental Facility in addition to outstanding letters of credit of $14.5 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Acquisition

During the first six months of fiscal 2026, the Company paid $10.2 million consisting of a $5.1 million working capital settlement and a $5.1 million group tax relief payment, both related to the Maritime acquisition.

Divestiture

During the second quarter of 2026, the Company received a $1.5 million, net, working capital settlement related to the sale of VACCO. In addition, during the second quarter of 2026, the Company paid approximately $59 million in cash taxes related to the gain on sale of VACCO.

Subsequent Event

On April 15, 2026, the Company signed a definitive agreement to acquire the Megger Group Limited (Megger) business of TBG AG. Megger is a global provider of testing, monitoring, and data-driven solutions for utilities and critical electric infrastructure, including industrial, transportation, data center and renewable end markets. Under the terms of the agreement, ESCO will acquire Megger for total consideration of approximately $2.35 billion, consisting of $0.9 billion in cash and ESCO equity valued at approximately $1.4 billion. The cash portion will be funded through existing cash on hand and incremental debt, with committed financing in place. The Company expects to complete the acquisition in the first quarter of fiscal 2027. Megger will become part of the Company’s Utility Solution Group (USG) segment. See further discussion of the transaction and financing arrangements in the Company’s Form 8-K’s filed April 15, 2026 and April 16, 2026.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 16, 2025 to stockholders of record as of October 2, 2025. A dividend of $0.08 per share, totaling $2.1 million, was paid on January 16, 2026 to stockholders of record as of January 2, 2026. Subsequent to March 31, 2026, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on April 17, 2026 to stockholders of record as of April 2, 2026.

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

Investors are cautioned that such statements are only predictions and speak only as of the date of this Form 10-Q, and the Company undertakes no duty to update them except as may be required by applicable laws or regulations. The Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and the following: the impacts of climate change and related regulation of greenhouse gases; the impacts of labor disputes, civil disorder, wars including the conflicts involving Iran and Lebanon, elections, political changes, tariffs and trade disputes, terrorist activities, cyberattacks or natural disasters on the Company’s operations and those of the Company’s customers and suppliers; disruptions in manufacturing or delivery arrangements due to shortages or unavailability of materials or components; restrictions or closures of critical supply routes such as the Strait of Hormuz; other supply chain disruptions; inability to access work sites; the timing and content of future contract awards or customer orders; the timely appropriation, allocation and availability of Government funds; the termination for convenience of Government and other customer contracts or orders; weakening of economic conditions in served markets; the success of the Company’s competitors; changes in customer demands or customer insolvencies; competition; intellectual property rights; technical difficulties or data breaches; the availability of selected acquisitions; delivery delays or defaults by customers; performance issues with key customers, suppliers and subcontractors; material changes in the costs and availability of certain raw materials; material changes in the cost of credit; changes in laws and regulations including but not limited to changes in accounting standards and taxation; changes in interest, inflation and employment rates; costs relating to environmental matters arising from current or former facilities; uncertainty regarding the ultimate resolution of current disputes, claims, litigation or arbitration; and the integration and performance of recently acquired businesses.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date. During 2025, the Company acquired the Signature Management & Power business (Maritime). The Company is currently in the process of integrating Maritime into its assessment of its internal control over financial reporting. In accordance with the SEC’s published guidance, Management’s assessment, and conclusions on the effectiveness of our disclosure controls and procedures as of March 31, 2026, excludes an assessment of the internal control over financial reporting of Maritime. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Other than as described above with respect to Maritime, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares during the second quarter of 2026.

ITEM 5. OTHER INFORMATION

During the second quarter of fiscal 2026, no director or officer (as defined in Securities and Exchange Commission Rule 16-a-1(f)) of the Company adopted or terminated:

(i)	Any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); or
(ii)	Any “non-Rule 10-b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 22, 2022

4.1(a)	Amended and Restated Credit Agreement dated August 30, 2023	Exhibit 10.1 to the Company’s Form 8-K filed September 6, 2023

4.1(b)	Amendment No. 1 to the Amended and Restated Credit Agreement dated August 30, 2023	Exhibit 10.1(c) to the Company’s Form 10-K for the fiscal year ended September 30, 2024

10.1	Twelfth Amendment and Restatement of Employee Stock Purchase Plan, effective January 30, 2026	Exhibit 10.1 to the Company’s Form 8-K filed February 5, 2026

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document*	Submitted herewith

101.SCH	XBRL Schema Document*	Submitted herewith

101.CAL	XBRL Calculation Linkbase Document*	Submitted herewith

101.DEF	XBRL Definition Linkbase Document*	Submitted herewith

101.LAB	XBRL Label Linkbase Document*	Submitted herewith

101.PRE	XBRL Presentation Linkbase Document*	Submitted herewith

104	Cover Page Interactive Data File (contained in Exhibit 101)	Submitted herewith
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

Dated: May 11, 2026