Form 10-Q
period 2026-06-30
ESCO TECHNOLOGIES INC
filed 2026-08-10
CIK 866706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10596

ESCO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1554045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

645 MARYVILLE CENTRE DR., SUITE 300
ST. LOUIS, MISSOURI	63141-5855
(Address of principal executive offices)	(Zip Code)

(314) 213-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at July 31, 2026
Common stock, $.01 par value per share	25,907,567

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2026	2025
Net sales	$339,027	296,344
Costs and expenses:
Cost of sales	197,508	174,350
Selling, general and administrative expenses	71,002	62,042
Amortization of intangible assets	20,342	16,753
Interest expense, net	8,713	7,921
Other expenses, net	508	2,209
Total costs and expenses	298,073	263,275

Earnings before income taxes	40,954	33,069
Income tax expense	8,219	8,314
Earnings from continuing operations	32,735	24,755
Earnings from discontinued operations, net of tax expense of $0 and $599	—	1,310

Net earnings	$32,735	26,065

Earnings per share:
Basic – Continuing operations	$1.26	0.96
– Discontinued operations	0.00	0.05
– Net earnings	$1.26	1.01

Diluted – Continuing operations	$1.26	0.96
– Discontinued operations	0.00	0.05
– Net earnings	$1.26	1.01

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended
	June 30,
	2026	2025

Net sales	$938,027	742,714
Costs and expenses:
Cost of sales	545,274	431,068
Selling, general and administrative expenses	195,039	171,305
Amortization of intangible assets	61,086	32,735
Interest expense, net	13,992	12,373
Other expenses, net	2,340	1,947
Total costs and expenses	817,731	649,428

Earnings before income taxes	120,296	93,286
Income tax expense	25,314	21,841
Earnings from continuing operations	94,982	71,445
Earnings from discontinued operations, net of tax expense of $363 and $3,006	1,177	9,126

Net earnings	$96,159	80,571

Earnings per share:

Basic – Continuing operations	$3.66	2.77
– Discontinued operations	0.05	0.35
– Net earnings	$3.71	3.12

Diluted – Continuing operations	$3.66	2.76
– Discontinued operations	0.05	0.35
– Net earnings	$3.71	3.11

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net earnings	$32,735	26,065	96,159	80,571
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,116)	23,075	(12,959)	13,180
Total other comprehensive income (loss), net of tax	(2,116)	23,075	(12,959)	13,180
Comprehensive income	$30,619	49,140	83,200	93,751

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30,	September 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$73,236	101,350
Accounts receivable, net of allowance for credit losses of $2,712 and $3,205, respectively	267,493	253,554
Contract assets	127,620	90,730
Inventories	240,542	217,807
Other current assets	46,620	25,065
Total current assets	755,511	688,506
Property, plant and equipment, net of accumulated depreciation of $200,107 and $186,796, respectively	175,282	172,493
Intangible assets, net of accumulated amortization of $348,052 and $286,965, respectively	664,450	723,973
Goodwill	760,275	761,931
Operating lease assets	47,271	47,707
Other assets	17,214	15,778
Total assets	$2,420,003	2,410,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	20,000
Accounts payable	116,539	96,534
Contract liabilities	288,142	216,590
Accrued salaries	54,995	53,301
Income tax payable - current	5,754	62,007
Accrued other expenses	61,263	59,716
Total current liabilities	546,693	508,148
Deferred tax liabilities	115,333	112,390
Non-current operating lease liabilities	44,107	44,403
Other liabilities	31,608	38,576
Long-term debt	65,000	166,000
Total liabilities	802,741	869,517
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 30,964,140 and 30,886,024 shares, respectively	310	309
Additional paid-in capital	315,600	316,194
Retained earnings	1,463,854	1,373,911
Accumulated other comprehensive income (loss), net of tax	(15,427)	(2,468)
	1,764,337	1,687,946
Less treasury stock, at cost: 5,056,771 and 5,056,771 common shares, respectively	(147,075)	(147,075)
Total shareholders’ equity	1,617,262	1,540,871
Total liabilities and shareholders’ equity	$2,420,003	2,410,388

See accompanying notes to condensed consolidated financial statements.

ESCO TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$96,159	80,571
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations, net of tax	(1,177)	(9,126)
Depreciation and amortization	80,073	48,401
Stock compensation expense	10,182	7,934
Changes in assets and liabilities	2,983	(33,473)
Effect of deferred taxes	5,157	(6,008)
Net cash provided by operating activities – continuing operations	193,377	88,299
Net cash (used) provided by operating activities – discontinued operations	(59,340)	43,703
Net cash provided by operating activities	134,037	132,002
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(10,232)	(472,006)
Capital expenditures	(24,560)	(24,210)
Additions to capitalized software and other	(7,874)	(13,018)
Net cash used by investing activities – continuing operations	(42,666)	(509,234)
Net cash provided (used) by investing activities – discontinued operations	1,540	(966)
Net cash used by investing activities	(41,126)	(510,200)
Cash flows from financing activities:
Proceeds from long-term debt	130,000	645,000
Principal payments on long-term debt	(231,000)	(242,000)
Debt issuance costs	(1,293)	—
Dividends paid	(6,216)	(6,196)
Other	(10,646)	(6,205)
Net cash used by financing activities – continuing operations	(119,155)	390,599
Net cash used by financing activities – discontinued operations	—	—
Net cash used by financing activities	(119,155)	390,599
Effect of exchange rate changes on cash and cash equivalents	(1,870)	452
Net (decrease) increase in cash and cash equivalents	(28,114)	12,853
Cash and cash equivalents, beginning of period	101,350	65,963
Cash and cash equivalents, end of period	$73,236	78,816

Supplemental cash flow information:
Interest paid	$13,587	16,038
Income taxes paid (including state and foreign)	$71,905	29,059

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

The Company’s results for the three and nine-month periods ended June 30, 2026 are not necessarily indicative of the results for the entire 2026 fiscal year. References to the third quarters of 2026 and 2025 represent the fiscal quarters ended June 30, 2026 and 2025, respectively. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

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

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Weighted Average Shares Outstanding — Basic	25,907	25,825	25,887	25,806
Dilutive Shares	73	93	45	70
Adjusted Shares — Diluted	25,980	25,918	25,932	25,876

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

Performance Share Unit (PSU) Awards and Time-Vested Restricted Stock Unit (RSU) Awards

Compensation expense related to these awards was $3.3 million and $9.2 million for the three and nine-month periods ended June 30, 2026, respectively, and $2.3 million and $6.9 million for the corresponding periods in 2025. As of June 30, 2026, there were 167,759 unvested stock units outstanding.

Non-Employee Directors Plan

Compensation expense related to the non-employee director grants was $0.3 million and $1.0 million for the three and nine-month periods ended June 30, 2026, respectively, and $0.4 million and $1.0 million for the corresponding periods in 2025.

The total share-based compensation cost that has been recognized in the results of operations and included within selling, general and administrative expenses (SG&A) was $3.6 million and $10.2 million for the three and nine-month periods ended June 30, 2026, respectively, and $2.6 million and $7.9 million for the corresponding periods in 2025. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.7 million and $2.0 million for the three- and nine-month periods ended June 30, 2026, respectively, and $0.5 million and $1.6 million for the corresponding periods in 2025. As of June 30, 2026, there was $15.6 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

4.    INVENTORIES

Inventories from continuing operations consist of the following:

	June 30,	September 30,
(In thousands)	2026	2025
Finished goods	$55,739	52,644
Work in process	59,650	46,825
Raw materials	125,153	118,338
Total inventories	$240,542	217,807

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Included on the Company’s condensed Consolidated Balance Sheets at June 30, 2026 and September 30, 2025 are the following intangible assets gross carrying amounts and accumulated amortization from continuing operations:

	June 30,	September 30,
(Dollars in thousands)	2026	2025
Goodwill	$760,275	761,931

Intangible assets with determinable lives:
Patents
Gross carrying amount	$7,918	7,607
Less: accumulated amortization	2,161	1,775
Net	$5,757	5,832

Capitalized software
Gross carrying amount	$146,078	138,144
Less: accumulated amortization	108,658	100,818
Net	$37,420	37,326

Customer relationships
Gross carrying amount	$619,890	625,535
Less: accumulated amortization	188,725	159,543
Net	$431,165	465,992

Other
Gross carrying amount	$76,401	76,991
Less: accumulated amortization	48,506	24,829
Net	$27,895	52,162
Intangible assets with indefinite lives:
Trade names	$162,213	162,661

The changes in the carrying amount of goodwill attributable to each business segment from continuing operations for the nine months ended June 30, 2026 is as follows:

(Dollars in millions)	A&D	Test	USG	Total
Balance as of September 30, 2025	$334.0	67.8	360.1	761.9
Acquisition activity and other	5.1	—	—	5.1
Foreign currency translation	(3.0)	(0.9)	(2.8)	(6.7)
Balance as of June 30, 2026	$336.1	66.9	357.3	760.3

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

Measurement of Segment Results

Our CODM, who is our Chief Executive Officer, evaluates each segment’s performance and allocates resources based on segment EBIT, which is defined as earnings before interest and taxes. EBIT is a non-GAAP financial measure and is reconciled to consolidated earnings before income taxes below for continuing operations. Intersegment sales and transfers are not significant. Segment assets consist primarily of customer receivables, inventories, capitalized software and fixed assets directly associated with the production processes of the segment. Segment depreciation and amortization is based upon the direct assets listed above. Corporate assets consist primarily of acquired intangible assets including goodwill, deferred taxes and cash balances. The tables below are presented on the basis of continuing operations and exclude discontinued operations.

Three Months Ended June 30, 2026				Segment
(In thousands)	A&D	USG	Test	Total
Net Sales	$168,202	99,963	70,862	339,027

Cost of sales	100,724	48,267	48,518
SG&A expense	16,694	27,668	10,116
Amortization of intangible assets	148	1,983	503
Other expenses, net	218	62	843
Segment profit	$50,418	21,983	10,882	83,283

Depreciation and Amortization	$3,456	4,082	1,433	8,971
Segment Assets	$445,178	285,583	200,907	931,668
Capital Expenditures	$8,943	1,767	662	11,372

Reconciliation of segment profit to Earnings before Income Taxes

Segment profit total from above				$83,283
Less:
Unallocated Corporate SG&A and Other expenses, net				(15,907)
Unallocated amortization of intangible assets				(17,709)
Interest expense, net				(8,713)
Earnings before Income Taxes				$40,954

Reconciliation of segment depreciation and amortization to consolidated totals

Segment Depreciation and Amortization				$8,971
Add: Corporate Depreciation and Amortization				17,772
Consolidated totals				$26,743

Reconciliation of segment assets to consolidated totals

Segment Assets total				$931,668
Add:
Goodwill not allocated to segments				760,275
Acquired intangible assets not allocated to segments				621,272	(1)
Other unallocated amounts				106,788
Consolidated totals				$2,420,003
(1)	Consists of customer relationships, trade names and other intangible assets. See Note 5 for details.

Reconciliation of segment capital expenditures to consolidated totals

Segment Capital Expenditures	$11,372
Add: Corporate Capital Expenditures	55
Consolidated totals	$11,427

Nine Months Ended June 30, 2026				Segment
(In thousands)	A&D	USG	Test	Total
Net Sales	$462,341	280,976	194,710	938,027
Cost of sales	280,995	131,540	132,739
SG&A expense	49,203	78,582	30,003
Amortization of intangible assets	464	6,061	1,525
Other expenses, net	307	795	2,746
Segment profit	$131,372	63,998	27,697	223,067

Depreciation and Amortization	$10,203	12,288	4,354	26,845
Segment Assets	$445,178	285,583	200,907	931,668
Capital Expenditures	$18,397	4,399	1,653	24,449

Reconciliation of segment profit to Earnings before Income Taxes

Segment profit total from above				$223,067
Less:
Unallocated Corporate SG&A and Other expenses, net				(35,742)
Unallocated amortization of intangible assets				(53,037)
Interest expense, net				(13,992)
Earnings before Income Taxes				$120,296

Reconciliation of segment depreciation and amortization to consolidated totals

Segment Depreciation and Amortization				$26,845
Add: Corporate Depreciation and Amortization				53,228
Consolidated totals				$80,073

Reconciliation of segment assets to consolidated totals

Segment Assets total				$931,668
Add:
Goodwill not allocated to segments				760,275
Acquired intangible assets not allocated to segments				621,272	(1)
Other unallocated amounts				106,788
Consolidated totals				$2,420,003
(1)	Consists of customer relationships, trade names and other intangible assets. See Note 5 for details.

Reconciliation of segment capital expenditures to consolidated totals

Segment Capital Expenditures	$24,449
Add: Corporate Capital Expenditures	111
Consolidated totals	$24,560

Three Months Ended June 30, 2025				Segment
(In thousands)	A&D	USG	Test	Total
Net Sales	$136,324	92,357	67,663	296,344

Cost of sales	84,644	43,721	46,110
SG&A expense	14,082	24,058	9,738
Amortization of intangible assets	201	2,327	532
Other expenses, net	820	711	551
Segment profit	$36,577	21,540	10,732	68,849

Depreciation and Amortization	$3,059	4,246	1,496	8,801
Segment Assets	$369,770	285,887	190,341	845,998
Capital Expenditures	$4,629	2,054	934	7,617

Reconciliation of segment profit to Earnings before Income Taxes

Segment profit total from above				$68,849
Less:
Unallocated Corporate SG&A and Other expenses, net				(14,166)
Unallocated amortization of intangible assets				(13,693)
Interest expense, net				(7,921)
Earnings before Income Taxes				$33,069

Reconciliation of segment depreciation and amortization to consolidated totals

Segment Depreciation and Amortization				$8,801
Add: Corporate Depreciation and Amortization				13,559
Consolidated totals				$22,360

Reconciliation of segment assets to consolidated totals

Segment Assets total				$845,998
Add:
Goodwill not allocated to segments				760,555
Acquired intangible assets not allocated to segments				701,650
Other unallocated amounts				106,842
Consolidated totals				$2,415,045
(1)	Consists of customer relationships, trade names and other intangible assets.

Reconciliation of segment capital expenditures to consolidated totals

Segment Capital Expenditures	$7,617
Add: Corporate Capital Expenditures	1,728
Consolidated totals	$9,345

Nine Months Ended June 30, 2025				Segment
(In thousands)	A&D	USG	Test	Total
Net Sales	$307,819	269,784	165,111	742,714

Cost of sales	192,760	126,481	112,082
SG&A expense	35,544	74,317	28,487
Amortization of intangible assets	742	6,417	1,608
Other expenses (income), net	527	(239)	1,411
Segment profit	$78,246	62,808	21,523	162,577

Depreciation and Amortization	$8,545	11,998	4,225	24,768
Segment Assets	$369,770	285,887	190,341	845,998
Capital Expenditures	$10,552	7,639	3,439	21,630

Reconciliation of segment profit to Earnings before Income Taxes

Segment profit total from above				$162,577
Less:
Unallocated Corporate SG&A and Other expenses, net				(32,950)
Unallocated amortization of intangible assets				(23,968)
Interest expense, net				(12,373)
Earnings before Income Taxes				$93,286

Reconciliation of segment depreciation and amortization to consolidated totals

Segment Depreciation and Amortization				$24,768
Add: Corporate Depreciation and Amortization				23,633
Consolidated totals				$48,401

Reconciliation of segment assets to consolidated totals

Segment Assets total				$845,998
Add:
Goodwill not allocated to segments				760,555
Acquired intangible assets not allocated to segments				701,650
Other unallocated amounts				106,842
Consolidated totals				$2,415,045
(1)	Consists of customer relationships, trade names and other intangible assets.

Reconciliation of segment capital expenditures to consolidated totals

Segment Capital Expenditures	$21,630
Add: Corporate Capital Expenditures	2,580
Consolidated totals	$24,210

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

7.    DEBT

The Company’s debt is summarized as follows:

	June 30,	September 30,
(In thousands)	2026	2025
Revolving credit facility	$45,000	25,000
Incremental facility (Term loan A)	40,000	161,000
Total borrowings	$85,000	186,000
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, less current portion	$65,000	166,000

The Company’s current credit facility (the Existing Credit Facility) includes a $500 million revolving line of credit as well as provisions allowing for the increase of the credit facility commitment amount by an additional $250 million, if necessary, with the consent of the lenders. The bank syndication supporting the facility is comprised of a diverse group of seven banks led by JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and Commerce Bank and TD Bank, N.A. as co-documentation agents. The Existing Credit Facility matures August 30, 2028, with balance due by this date.

On August 5, 2024, the Company and certain of its subsidiaries entered into Amendment No. 1 to the Existing Credit Facility which, among other things, (i) implemented a senior incremental delayed draw term loan credit facility in an aggregate principal amount of up to $375 million (the Incremental Facility), and (ii) permitted the direct or indirect acquisition by the Registrant or certain of its subsidiaries of all the issued and outstanding shares of PMES I Limited, Measurement Systems, Inc., EMS Development Corporation, and DNE Technologies, Inc. (the Maritime Acquisition). During the third quarter of 2025, the proceeds of the loans drawn under the Incremental Facility were applied to pay a portion of the cash consideration for the Maritime Acquisition and other customary fees, premiums, expenses and costs incurred in connection with the acquisition. The Incremental Facility matures August 30, 2028, with balance due by this date.

At June 30, 2026, the Company had approximately $442 million available to borrow under the Existing Credit Facility, plus the $250 million increase option subject to the lenders’ consent, in addition to $73.2 million cash on hand. The Company classified $20 million as the current portion of long-term debt as of June 30, 2026, as the Company intends to repay this amount as obligated by the repayment terms of the Incremental Facility within the next twelve months. The letters of credit issued and outstanding under the Credit Facility totaled $12.7 million at June 30, 2026.

Interest on borrowings under the Existing Credit Facility and the Incremental Facility is calculated at a spread ranging from 0.25% to 2.25% over either an Adjusted Term SOFR Rate, Adjusted EURIBOR Rate, Adjusted CDOR Rate, Alternate Base Rate or Daily Simple RFR, at the Company’s election. The Existing Credit Facility also requires a facility fee ranging from 12.5 to 25 basis points per annum. The interest rate spreads and the facility fee are subject to increase or decrease depending on the Company’s leverage ratio. The weighted average interest rates under the Existing Credit Facility were 4.98% and 5.18% for the three and nine-month periods ending June 30, 2026, respectively, and 6.03% and 5.99% for the three- and nine-month periods ending June 30, 2025. The weighted average interest rate under the Incremental Facility was 5.25% and 5.40% for the three and nine-month periods ending June 30, 2026. As of June 30, 2026, the Company was in compliance with all covenants.

On May 29, 2026, to finance the Company’s anticipated purchase of Megger Group Limited pursuant to a share purchase agreement entered into on April 15, 2026 (the Transaction), the Company and certain of its subsidiaries entered into a Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A. as syndication agent, and a diverse group of other banks (the New Credit Facility). The New Credit Facility will become effective subject to several conditions, including (and substantially concurrently with) the consummation of the Transaction and will replace the Existing Credit Facility on the Transaction closing date (the Effective Date). The New Credit Facility provides for (i) a senior secured revolving credit facility in an initial aggregate commitment amount of $500 million, (ii) a senior secured term loan A facility in an initial aggregate principal amount of $500 million, and (iii) a senior secured term loan B facility in an initial aggregate principal amount of $500 million. Through a credit facility expansion option, the Company may elect to increase the aggregate amount of the revolving credit facility or obtain incremental term loans in any agreed currency up to the U.S. Dollar equivalent of (a) the greater of (x) $451 million or (y) 100% of Consolidated EBITDA (as defined and for periods set forth therein) plus (b) additional amounts subject to certain terms and conditions (including compliance with certain maximum leverage ratios). In addition to loans drawn down by the Company, certain of the Company’s foreign subsidiaries may draw loans on the New Credit Facility. Under the New Credit Facility, the revolving credit facility and term loan A will mature five years after the Effective Date and term loan B will mature seven years after the Effective Date.

8.   INCOME TAX EXPENSE

The third quarter 2026 effective income tax rate from continuing operations was 20.1% compared to 25.1% in the third quarter of 2025. The effective income tax rate from continuing operations in the first nine months of 2026 was 21.0% compared to 23.4% for the first nine months of 2025. Income tax expense in the third quarter and first nine months of 2026 was favorably impacted by return-to-provision adjustments recognized upon finalization of the 2025 federal income tax return, including an increase to the federal research credit. Income tax expense in the third quarter and first nine months of 2025 was unfavorably impacted by income tax consequences associated with the acquisition of Maritime, including non-deductible transaction costs.

9.   SHAREHOLDERS’ EQUITY

The change in shareholders’ equity for the first three and nine months of 2026 and 2025 is shown below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Common stock
Beginning balance	$310	309	309	308
Stock plans	—	—	1	1
Ending balance	$310	309	310	309

Additional paid-in-capital
Beginning balance	$312,304	311,438	316,194	311,942
Stock plans	3,296	2,211	(594)	1,707
Ending balance	$315,600	313,649	315,600	313,649

Retained earnings
Beginning balance	$1,433,192	1,133,326	1,373,911	1,082,950
Net earnings common stockholders	32,735	26,065	96,159	80,571
Dividends paid	(2,073)	(2,066)	(6,216)	(6,196)
Ending balance	$1,463,854	1,157,325	1,463,854	1,157,325

Accumulated other comprehensive income (loss)
Beginning balance	$(13,311)	(20,670)	(2,468)	(10,775)
Foreign currency translation	(2,116)	23,076	(12,959)	13,181
Ending balance	$(15,427)	2,406	(15,427)	2,406

Treasury stock
Beginning balance	$(147,075)	(147,075)	(147,075)	(147,075)
Share repurchases	—	—	—	—
Ending balance	$(147,075)	(147,075)	(147,075)	(147,075)

Total equity	$1,617,262	1,326,614	1,617,262	1,326,614

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2026 and September 30, 2025 using available market information or other appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, inventories, payables, and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts due under the revolving credit facility approximate fair value as the interest on outstanding borrowings is calculated at a spread over either an Adjusted Term SOFR Rate, Adjusted EURIBOR Rate, Adjusted CDOR Rate, Alternate Base Rate or Daily Simple RFR, at the Company’s election.

Fair Value of Financial Instruments

The Company’s forward contracts and interest rate swaps are classified within Level 2 of the valuation hierarchy in accordance with FASB Accounting Standards Codification (ASC) 825 and are immaterial.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as property, plant and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. No impairments were recorded during the three and nine-month periods ended June 30, 2026.

11.  REVENUES

Disaggregation of Revenues

The tables below present our revenues from continuing operations by customer type, geographic location, and revenue recognition method for the three and nine-month periods ending June 30, 2026, as we believe this presentation best depicts how the nature, amount, timing and uncertainty of net sales and cash flows are affected by economic factors.

Three months ended June 30, 2026
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$51,604	97,572	54,850	204,026
Government	116,598	2,391	16,012	135,001
Total revenues	$168,202	99,963	70,862	339,027

Geographic location:
United States	$110,189	63,722	44,222	218,133
International	58,013	36,241	26,640	120,894
Total revenues	$168,202	99,963	70,862	339,027

Revenue recognition method:
Point in time	$72,978	80,818	13,608	167,404
Over time	95,224	19,145	57,254	171,623
Total revenues	$168,202	99,963	70,862	339,027

Nine months ended June 30, 2026
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$153,336	273,291	156,396	583,023
Government	309,005	7,685	38,314	355,004
Total revenues	$462,341	280,976	194,710	938,027

Geographic location:
United States	$302,584	183,319	121,276	607,179
International	159,757	97,657	73,434	330,848
Total revenues	$462,341	280,976	194,710	938,027

Revenue recognition method:
Point in time	$209,389	224,333	40,908	474,630
Over time	252,952	56,643	153,802	463,397
Total revenues	$462,341	280,976	194,710	938,027

Revenues from continuing operations by customer type, geographic location, and revenue recognition method for the three and nine-month periods ended June 30, 2025 are presented in the tables below.

Three months ended June 30, 2025
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$57,297	87,653	50,591	195,541
Government	79,027	4,704	17,072	100,803
Total revenues	$136,324	92,357	67,663	296,344

Geographic location:
United States	$94,518	63,062	36,188	193,768
International	41,806	29,295	31,475	102,576
Total revenues	$136,324	92,357	67,663	296,344

Revenue recognition method:
Point in time	$66,833	74,143	11,123	152,099
Over time	69,491	18,214	56,540	144,245
Total revenues	$136,324	92,357	67,663	296,344

Nine months ended June 30, 2025
(In thousands)	A&D	USG	Test	Total
Customer type:
Commercial	$151,756	261,581	124,831	538,168
Government	156,063	8,203	40,280	204,546
Total revenues	$307,819	269,784	165,111	742,714

Geographic location:
United States	$226,444	173,121	97,086	496,651
International	81,375	96,663	68,025	246,063
Total revenues	$307,819	269,784	165,111	742,714

Revenue recognition method:
Point in time	$166,191	216,423	32,522	415,136
Over time	141,628	53,361	132,589	327,578
Total revenues	$307,819	269,784	165,111	742,714

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

Remaining Unsatisfied Performance Obligations

Remaining unsatisfied performance obligations, as defined by ASC 606 and align with our backlog, represent the expected transaction price allocated to contracts that the Company expects to recognize as revenue in future periods when the Company performs under the contracts. These remaining obligations include amounts that have been formally appropriated under contracts with the U.S. Government, and exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At June 30, 2026, the Company had $1,540.5 million in remaining performance obligations of which the Company expects to recognize revenues of approximately 59% in the next twelve months.

Contract assets, contract liabilities and accounts receivable

Assets and liabilities related to contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At June 30, 2026, contract assets, contract liabilities and accounts receivable totaled $127.6 million, $293.4 million and $267.5 million, respectively. During the first nine months of 2026, the Company recognized approximately $74 million in revenues that were included in the contract liabilities balance at September 30, 2025. At September 30, 2025, contract assets, contract liabilities and accounts receivable from continuing operations totaled $90.7 million, $224.7 million and $253.6 million, respectively.

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

The Company’s leases are for office space, manufacturing facilities, and selective machinery and equipment.

The components of lease costs are shown below:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
(Dollars in thousands)	2026	2025
Finance lease cost
Amortization of right-of-use assets	$372	372
Interest on lease liabilities	184	199
Operating lease cost	2,233	2,067
Total lease costs	$2,789	2,638

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
(Dollars in thousands)	2026	2025
Finance lease cost
Amortization of right-of-use assets	$1,116	1,116
Interest on lease liabilities	563	607
Operating lease cost	6,665	5,528
Total lease costs	$8,344	7,251

Additional information related to leases are shown below:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,149	1,958
Operating cash flows from finance leases	$184	199
Financing cash flows from finance leases	$390	358
Right-of-use assets obtained in exchange for operating lease liabilities	$—	10,259

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,266	5,271
Operating cash flows from finance leases	$563	607
Financing cash flows from finance leases	$1,157	1,065
Right-of-use assets obtained in exchange for operating lease liabilities	$4,609	14,232

	June 30,		June 30,
	2026		2025
Weighted-average remaining lease term
Operating leases	9.0	years	9.6	years
Finance leases	9.1	years	9.8	years
Weighted-average discount rate
Operating leases	4.86%		4.75%
Finance leases	4.78%		4.73%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our condensed Consolidated Balance Sheet on June 30, 2026:

(Dollars in thousands)	Operating	Finance
Years Ending September 30:	Leases	Leases
2026 (excluding the nine months ended June 30, 2026)	$2,089	577
2027	8,292	2,357
2028	8,124	2,417
2029	6,643	2,478
2030 and thereafter	37,584	11,575
Total minimum lease payments	62,732	19,404
Less: amounts representing interest	12,472	4,008
Present value of net minimum lease payments	$50,260	15,396
Less: current portion of lease obligations	6,153	1,647
Non-current portion of lease obligations	44,107	13,749

ROU assets	$47,271	11,078

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

14.  RELATED PARTIES

Two of the Company’s directors are officers at two customers of the Company’s Doble subsidiary. Doble sells products, leases equipment and provides testing services in the ordinary course of Doble’s business. The total amount of these sales to these two customers was approximately $1.7 million and $3.9 million for the three and nine-month periods ending June 30, 2026. All transactions between Doble and the two customers are intended to be and have been consistent with Doble’s normal commercial terms offered to its customers, and the Company’s Board of Directors has determined that the relationships between the Company and the customers are not material and did not impair the Company’s or the directors’ independence.

15.  ACQUISITION

On April 15, 2026, the Company signed a definitive agreement to acquire the Megger Group Limited (Megger) business of TBG AG. Megger is a global provider of testing, monitoring, and data-driven solutions for utilities and critical electric infrastructure, including industrial, transportation, data center and renewable end markets. Under the terms of the agreement, ESCO will acquire Megger for total consideration of approximately $2.35 billion, consisting of $0.9 billion in cash and ESCO equity valued at approximately $1.4 billion. The cash portion will be funded through existing cash on hand and incremental debt, with committed financing in place. The Company expects to complete the acquisition in the first quarter of fiscal 2027. Megger will become part of the Company’s USG segment. See further discussion of the transaction and financing arrangements in the Company’s Form 8-K’s filed April 15, 2026 and April 16, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion refers to the Company’s results from continuing operations, except where noted. References to the third quarters of 2026 and 2025 represent the three-month periods ended June 30, 2026 and 2025, respectively.

OVERVIEW

In the third quarter of 2026, sales, net earnings and diluted earnings per share from continuing operations were $339.0 million, $32.7 million and $1.26 per share, respectively, compared to $296.3 million, $24.8 million and $0.96 per share, respectively, in the third quarter of 2025. In the first nine months of 2026, sales, net earnings and diluted earnings per share were $938.0 million, $95.0 million and $3.66 per share, respectively, compared to $742.7 million, $71.4 million and $2.76 per share, respectively, in the first nine months of 2025.

NET SALES

In the third quarter of 2026, net sales of $339.0 million were $42.7 million, or 14.4%, higher than the $296.3 million in the third quarter of 2025. In the first nine months of 2026, net sales of $938.0 million were $195.3 million, or 26.3%, higher than the $742.7 million in the first nine months of 2025. The increase in net sales in the third quarter of 2026 as compared to the third quarter of 2025 was due to a $31.9 million increase in the A&D segment, a $7.6 million increase in the USG segment and a $3.2 million increase in the Test segment. The increase in net sales in the first nine months of 2026 as compared to the first nine months of 2025 was due to a $154.5 million increase in the A&D segment, a $29.6 million increase in the Test segment and a $11.2 million increase in the USG segment.

-A&D

In the third quarter of 2026, net sales of $168.2 million were $31.9 million, or 23.4%, higher than the $136.3 million in the third quarter of 2025. In the first nine months of 2026, net sales of $462.3 million were $154.5 million, or 50.2%, higher than the $307.8 million in the first nine months of 2025. The sales increase in the third quarter of 2026 compared to the third quarter of 2025 was mainly due to a $22.3 million increase in navy revenues and a $7.9 million increase in aerospace revenues (defense and commercial). Maritime contributed $22.7 million of revenue growth in the third quarter of 2026. The sales increase in the first nine months of 2026 compared to the first nine months of 2025 was mainly due to a $110.9 million increase in navy revenues and a $37.7 million increase in aerospace revenues (defense and commercial). Maritime contributed $121.1 million of revenue growth in the first nine months of 2026.

-USG

In the third quarter of 2026, net sales of $100.0 million were $7.6 million, or 8.2%, higher than the $92.4 million in the third quarter of 2025. In the first nine months of 2026, net sales of $281.0 million were $11.2 million, or 4.2%, higher than the $269.8 million in the first nine months of 2025. The increase in the third quarter of 2026 compared to the third quarter of 2025 was due to an $12.9 million increase in net sales at Doble driven by higher sales of protection testing, offline test equipment and services, partially offset by a $5.3 million decrease in net sales at NRG driven by lower shipments of solar and wind products due to weakness in the renewables market. The increase in the first nine months of 2026 compared to the corresponding period of 2025 was due to a $25.5 million increase in net sales at Doble driven by higher sales of condition monitoring, offline, protection testing products and services, partially offset by a $14.3 million decrease in net sales at NRG for the reasons mentioned above.

-Test

In the third quarter of 2026, net sales of $70.9 million were $3.2 million, or 4.7%, higher than the $67.7 million in the third quarter of 2025. In the first nine months of 2026, net sales of $194.7 million were $29.6 million, or 17.9%, higher than the $165.1 million in the first nine months of 2025. The increase in the third quarter of 2026 as compared to the third quarter of 2025 was due to a $7.1 million increase in sales from the segment’s U.S. and European operations due to higher Test and Measurement, medical and industrial shielding, and filters volumes, partially offset by a $3.9 million decrease from the segment’s Asian operations. The increase in the first nine months of 2026 compared to the first nine months of 2025 was due to a $27.2 million increase in sales from the segment’s U.S. operations, a $4.3 million increase from the segment’s European operations for the reasons mentioned above, partially offset by a $1.9 million decrease in sales from the segment’s Asian operations.

ORDERS AND BACKLOG

Backlog was $1,540.5 million at June 30, 2026 compared with $1,133.6 million at September 30, 2025. The Company received new orders totaling $409.5 million in the third quarter of 2026 compared to $749.1 million in the third quarter of 2025. Of the new orders received in the third quarter of 2026, $195.6 million related to A&D products, $126.9 million related to USG products, and $87.0 million related to Test products. Of the new orders received in the third quarter of 2025, $582.4 million related to A&D products (including $364.2 million of Maritime acquired backlog), $105.5 million related to USG products, and $61.2 million related to Test products.

The Company received new orders totaling $1,344.9 million in the first nine months of 2026 compared to $1,243.9 million in the first nine months of 2025. Of the new orders received in the first nine months of 2026, $761.8 million related to A&D products, $326.9 million related to USG products, and $256.2 million related to Test products. Of the new orders received in the first nine months of 2025, $753.7 million related to A&D products (including $364.2 million of Maritime acquired backlog), $287.3 million related to USG products, and $202.9 million related to Test products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the third quarter of 2026 were $71.0 million (20.9% of net sales), compared with $62.0 million (20.9% of net sales) for the third quarter of 2025. For the first nine months of 2026, SG&A expenses were $195.0 million (20.8% of net sales) compared to $171.3 million (23.1% of net sales) for the first nine months of 2025. The increase in SG&A in the third quarter and first nine months of 2026 compared to the corresponding periods of 2025 was mainly due to an increase within the A&D segment due to the Maritime acquisition; increased expenses at all three business segments primarily related to higher sales and inflationary impacts and an increase at Corporate mainly due to acquisition costs related to the pending Megger acquisition.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $20.3 million and $61.1 million for the third quarter and first nine months of 2026, respectively, compared to $16.8 million and $32.7 million for the corresponding periods of 2025. Amortization expenses consist of amortization of acquired intangible assets from acquisitions and other identifiable intangible assets (primarily software). The increase in amortization expense in the third quarter and first nine months of 2026 compared to the corresponding periods of 2025 was mainly due to an increase in amortization of intangible assets related to the Maritime acquisition.

OTHER EXPENSES (INCOME), NET

Other expenses, net, was $0.5 million in the third quarter of 2026 compared with $2.2 million in the third quarter of 2025. Other expenses, net, was $2.3 million in the first nine months of 2026 compared with $1.9 million in the first nine months of 2025. The principal components of other expenses, net, in the third quarter of 2026 included $0.7 million of restructuring charges within the Test segment due to the exit of the acoustics product line (primarily asset write-offs), and $0.3 million of restructuring charges (primarily severance) within the USG segment. The principal components of other expenses, net, in the first nine months of 2026 included $2.0 million of restructuring charges within the Test segment due to the exit of the acoustics product line and $0.9 million of restructuring charges (primarily severance) within the USG segment. The principal component of other expenses, net, in the third quarter and first nine months of 2025 was $1.3 million of UK stamp duties on the Maritime acquisition.

EBIT

The Company evaluates the performance of its operating segments based on EBIT, and provides EBIT on a consolidated basis. EBIT is a non-GAAP financial measure. Please refer to the discussion of non-GAAP financial measures in Note 6 to the condensed Consolidated Financial Statements, above. EBIT was $49.7 million (14.6% of net sales) for the third quarter of 2026 compared to $41.0 million (13.8% of net sales) for the third quarter of 2025. For the first nine months of 2026, EBIT was $134.3 million (14.3% of net sales) compared to $105.7 million (14.2% of net sales) for the first nine months of 2025.

The following table presents a reconciliation of EBIT from continuing operations to net earnings from continuing operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Net earnings from continuing operations	$32,735	24,755	94,982	71,445
Plus: Interest expense, net	8,713	7,921	13,992	12,373
Plus: Income tax expense	8,219	8,314	25,314	21,841
Consolidated EBIT from continuing operations	$49,667	40,990	134,288	105,659

-A&D

EBIT in the third quarter of 2026 was $50.4 million (30.0% of net sales) compared to $36.6 million (26.8% of net sales) in the third quarter of 2025. EBIT in the first nine months of 2026 was $131.4 million (28.4% of net sales) compared to $78.2 million (25.4% of net sales) in the first nine months of 2025. The increase in EBIT in the third quarter and first nine months of 2026 compared to the corresponding periods of 2025 was mainly driven by leverage on higher sales volumes as mentioned above, and price increases, partially offset by inflationary pressures and unfavorable mix. EBIT in the third quarter and first nine months of 2025 was negatively impacted by $2.7 million of inventory step-up charges and stamp duty charges related to the Maritime acquisition.

-USG

EBIT in the third quarter of 2026 was $22.0 million (22.0% of net sales) compared to $21.5 million (23.3% of net sales) in the third quarter of 2025. EBIT in the first nine months of 2026 was $64.0 million (22.8% of net sales) compared to $62.8 million (23.2% of net sales) in the first nine months of 2025. The increase in EBIT in the third quarter and first nine months of 2026 compared to the corresponding periods of 2025 was mainly driven by leverage on higher sales volumes at Doble and price increases and mix, partially offset by lower sales volumes at NRG, and inflationary pressures. EBIT was negatively impacted by $0.9 million and $0.3 million in the first nine months of 2026 and 2025, respectively, by restructuring charges (primarily severance) and acquisition costs.

-Test

EBIT in the third quarter of 2026 was $10.9 million (15.4% of net sales) compared to $10.7 million (15.9% of net sales) in the third quarter of 2025. EBIT in the first nine months of 2026 was $27.7 million (14.2% of net sales) compared to $21.5 million (13.0% of net sales) in the first nine months of 2025. The increase in EBIT in the third quarter and first nine months of 2026 compared to the corresponding periods of 2025 was mainly due to higher sales volumes and price increases partially offset by inflationary pressures. EBIT was negatively impacted by $2.1 million and $0.4 million in the first nine months of 2026 and 2025, respectively, by restructuring charges (primarily asset write-offs, contract termination charges and severance).

–Corporate

Corporate costs included in EBIT were $33.6 million and $88.8 million in the third quarter and first nine months of 2026, respectively, compared to $27.9 million and $56.9 million in the corresponding periods of 2025. The increase in Corporate costs in the third quarter and first nine months of 2026 compared to the corresponding periods of 2025 was mainly due to an increase in acquisition related amortization due to the Maritime acquisition, and an increase in share-based compensation costs and acquisition related costs related to the pending Megger acquisition.

INTEREST EXPENSE, NET

Interest expense was $8.7 million and $14.0 million in the third quarter and first nine months of 2026, respectively, and $7.9 million and $12.4 million in the corresponding periods of 2025. The increase in interest expense in the third quarter and first nine months of 2026 compared to the corresponding periods of 2025 was mainly due to approximately $7 million of debt financing costs incurred in the third quarter of 2026 related to the pending Megger acquisition, partially offset by lower average outstanding borrowings due to the prior year Maritime acquisition and lower average interest rates.

INCOME TAX EXPENSE

The third quarter 2026 effective income tax rate from continuing operations was 20.1% compared to 25.1% in the third quarter of 2025. The effective income tax rate from continuing operations in the first nine months of 2026 was 21.0% compared to 23.4% for the first nine months of 2025. Income tax expense in the third quarter and first nine months of 2026 was favorably impacted by return-to-provision adjustments recognized upon finalization of the 2025 federal income tax return, including an increase to the federal research credit. Income tax expense in the third quarter and first nine months of 2025 was unfavorably impacted by income tax consequences associated with the acquisition of Maritime, including non-deductible transaction costs.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s overall financial position and liquidity remain strong. Working capital (current assets less current liabilities) increased to $208.8 million at June 30, 2026 from $180.4 million at September 30, 2025. Inventories increased $22.7 million during this period due to a $14.9 million increase within the A&D segment, and a $9.2 million increase within the USG segment; both increases due to higher work-in-process and raw materials inventories due to timing of manufacturing existing orders, partially offset by a $1.4 million decrease within the Test segment. Contract assets increased $36.9 million primarily within the A&D segment (Maritime) due to timing. Contract liabilities increased $71.5 million primarily within the A&D segment (Globe and Maritime) due to timing of payments received from customers.

Net cash provided by operating activities from continuing operations was $193.4 million and $88.3 million in the first nine months of 2026 and 2025, respectively. The increase in net cash provided by operating activities in the first nine months of 2026 as compared to the first nine months of 2025 was mainly driven by lower working capital requirements and higher earnings.

Capital expenditures for continuing operations were $24.6 million and $24.2 million in the first nine months of 2026 and 2025, respectively. In addition, the Company incurred expenditures for capitalized software and other intangible assets from continuing operations of $7.9 million and $13.0 million in the first nine months of 2026 and 2025, respectively.

Credit Facility

At June 30, 2026, the Company had approximately $442 million available to borrow under its bank credit facility, a $250 million increase option, and $73.2 million cash on hand. At June 30, 2026, the Company had $85 million of outstanding borrowings under the Credit Facility and Incremental Facility in addition to outstanding letters of credit of $12.7 million. Cash flow from operations and borrowings under the Company’s credit facility are expected to meet the Company’s capital requirements and operational needs for the foreseeable future. The Company’s ability to access the additional $250 million increase option of the credit facility is subject to acceptance by participating or other outside banks.

Acquisitions

During the first nine months of fiscal 2026, the Company paid $10.2 million consisting of a $5.1 million working capital settlement and a $5.1 million group tax relief payment, both related to the Maritime acquisition.

On April 15, 2026, the Company signed a definitive agreement to acquire the Megger business of TBG AG. Megger is a global provider of testing, monitoring, and data-driven solutions for utilities and critical electric infrastructure, including industrial, transportation, data center and renewable end markets. Under the terms of the agreement, ESCO will acquire Megger for total consideration of approximately $2.35 billion, consisting of $0.9 billion in cash and ESCO equity valued at approximately $1.4 billion. The cash portion will be funded through existing cash on hand and incremental debt, with committed financing in place. The Company expects to complete the acquisition in the first quarter of fiscal 2027. Megger will become part of the Company’s USG segment. See further discussion of the transaction and financing arrangements in the Company’s Form 8-K’s filed April 15, 2026 and April 16, 2026.

Divestiture

During the second quarter of 2026, the Company received a $1.5 million, net, working capital settlement related to the sale of VACCO. In addition, during the second quarter of 2026, the Company paid approximately $59 million in cash taxes related to the gain on sale of VACCO.

Dividends

A dividend of $0.08 per share, totaling $2.1 million, was paid on October 16, 2025 to stockholders of record as of October 2, 2025. A dividend of $0.08 per share, totaling $2.1 million, was paid on January 16, 2026 to stockholders of record as of January 2, 2026. A dividend of $0.08 per share, totaling $2.1 million, was paid on April 17, 2026 to stockholders of record as of April 2, 2026. Subsequent to June 30, 2026, a quarterly dividend of $0.08 per share, totaling $2.1 million, was paid on July 17, 2026 to stockholders of record as of July 2, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares during the third quarter of 2026.

ITEM 5. OTHER INFORMATION

During the third quarter of fiscal 2026, no director or officer (as defined in Securities and Exchange Commission Rule 16-a-1(f)) of the Company adopted or terminated:

(i)	Any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); or
(ii)	Any “non-Rule 10-b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description	Document Location

3.1(a)	Restated Articles of Incorporation	Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1999

3.1(b)	Amended Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of the Registrant	Exhibit 4(e) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000

3.1(c)	Articles of Merger effective July 10, 2000	Exhibit 3(c) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000

3.1(d)	Amendment of Articles of Incorporation effective February 5, 2018	Exhibit 3.1 to the Company’s Form 8-K filed February 7, 2018

3.2	Bylaws	Exhibit 3.1 to the Company’s Form 8-K filed November 22, 2022

4.1(a)	Amended and Restated Credit Agreement dated August 30, 2023	Exhibit 10.1 to the Company’s Form 8-K filed September 6, 2023

4.1(b)	Amendment No. 1 dated as of August 5, 2024 to the Amended and Restated Credit Agreement dated August 30, 2023	Exhibit 10.1(c) to the Company’s Form 10-K for the fiscal year ended September 30, 2024

4.2(c)	Agreement dated April 15, 2026 between TBG AG as Seller and ESCO Technologies Inc. as Buyer, incorporated by reference to Exhibit 10.1 hereto	Exhibit 10.1 hereto

4.2(d)	Shareholder Agreement between ESCO Technologies Inc. and TBG AG, incorporated by reference to Exhibit 10.2 hereto	Exhibit 10.2 hereto

4.2(e)	Credit Agreement dated as of May 29, 2026, incorporated by reference to Exhibit 10.3 hereto	Exhibit 10.3 hereto

10.1	Agreement dated April 15, 2026 between TBG AG as Seller and ESCO Technologies Inc. as Buyer for the sale and purchase of the share capital of Megger Group Limited	Exhibit 10.1 to the Company’s Form 8-K filed April 16, 2026

10.2	Form of Shareholder Agreement to be executed concurrently with completion of the Agreement described in Exhibit 10.1	Exhibit 10.2 to the Company’s Form 8-K filed April 16, 2026

10.3

Credit Agreement dated as of May 29, 2026, among ESCO Technologies Inc. and certain of its subsidiaries as Borrower, certain Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. as Syndication Agent, and BMO Capital Markets Corp., Commerce Bank, Regions Capital Markets, a Division of Regions Bank, TD Bank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, to become effective concurrently with completion of the Agreement described in Exhibit 10.1

Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2026

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

Dated: August 10, 2026